Form 10QSB
period 1996-03-31
MENDOCINO BREWING CO INC
filed 1996-05-13
CIK 919134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

     [ ]  TRANSITION   REPORT   UNDER   SECTION  13 OR 15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission file number: 1-13636

                         Mendocino Brewing Company, Inc.
                 (Name of small business issuer in its charter)

       California                                        68-0318293
(State or other jurisdiction of             (I.R.S. Employee Identification No.)
incorporation or organization)

  13351 South Highway 101, Hopland, CA                     95449
(Address of principal executive offices)                (Zip code)

Issuer's telephone number:  (707) 744-1015

Securities registered under Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
   Common Stock, no par value                 The Pacific Stock Exchange

Securities registered under Section 12(g) of the Act:

                                 Not applicable
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X    No
     -----     ------

     The number of shares the issuer's common stock outstanding as of March 31, 1996 is 2,322,222.

                                     PART I

Item 1.  Financial Statements.

         The financial statements required by Item 310(b) of Regulation S-B are set forth at pages 6-9.


Item 2.  Management's Discussion and Analysis.

Forward Looking Statements

Statements in this Report covering future performance, developments, expectations, and events, including without limitation the discussion of the Company's strategy for future sales, inventory reduction, and building and equipment financing, are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. These include without limitation the risks and uncertainties described in this Report and those identified by the Company from time to time in other filings with the Commission, press releases, and other communications.

Overview

         The business is divided into two operating segments. Brewing operations consists of the manufacture and sale of the Company's beer to distributors and other retailers. Retail operations consist of operating the Hopland Brewery brewpub and gift shop.

         The Company's current brewing capacity is approximately 18,000 bbl. (1 barrel = 31 gallons) per year, up from 13,600 bbl. per year in 1995 as a result of process and equipment changes. In the first three months of 1996, brewing operations accounted for 74.10% of the Company's sales (down from 79.75% for 1995).

         Retail sales as a percentage of total sales for the first three months of 1996 were 9.98%--draft and bottled beer (up from 8.06% from the same period in 1995) and 13.44%--food and merchandise (up from 12.20% from the same period in 1995). The Hopland Brewery brewpub has a local base clientele, but depends heavily on tourist trade business.

     The Company's expansion plan, currently underway, calls for the construction of a new turn-key brewery. The currently proposed expansion will initially increase the Company's production capability to 50,000 bbl. per year. The facility's production potential can be increased to 200,000 bbl. per year.


Results of Operations:

        Three Months Ending March 31, 1996 Compared to Three Months Ending March 31, 1995. The following discussion sets forth information for the three month periods ending March

31, 1995 and 1996. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

         The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Income, see Financial Statements elsewhere in this Report, for the periods indicated:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1996           1995
                                                    ------------   ------------
Statements of Income Data:
     Sales .......................................     108.38%        104.95%
     Excise taxes ................................       8.38           4.95
     Net sales ...................................     100.00         100.00
     Costs of sales ..............................      51.46          57.68
     Gross profit ................................      48.54          42.32
     Retail operating expense ....................      28.56          17.53
     Marketing expense ...........................      14.74           7.82
     General and administrative expense ..........      24.77          22.81
     Total operating expenses ....................      68.07          48.16
     Loss from operations ........................     (19.53)         (5.84)
     Other income ................................       1.78           4.81
     Loss before income taxes ....................     (17.75)         (1.03)
     Provision for income taxes ..................       0.13           0.10
     Net loss ....................................     (17.88)         (1.13)

                                                            At March 31,
                                                  ------------------------------
                                                      1996              1995
                                                  -------------    -------------
Balance Sheet Data:
     Cash and cash equivalents ............       $   523,410        $ 3,234,022
     Working capital ......................          (420,390)         3,589,195
     Property and equipment ...............         5,197,818            590,912
     Deposits and other assets ............           109,016             33,463
     Total assets .........................         6,596,871          4,455,787
     Long-term debt .......................           554,937               --
     Total liabilities ....................         2,285,564            214,040
     Shareholders' equity .................         4,311,307          4,241,748

         Sales. Gross sales were 15.0% less in the first three months of 1996 than the year-earlier period, while the cost of sales decreased 26.6% during the same period. Gross profit decreased 5.6% from the 1995 period to the 1996 period. Management attributes the reduction in sales to increased competition in the craft beer market segment and slower demand due to seasonality. For the first time since 1988, the Company did not sell its entire production as distributors were not prepared for increased allocations. Management anticipates that the resulting build-up of beer inventory will be absorbed during the spring and summer months. The Company has formulated and is implementing a marketing plan to address changes in the market and its increased capacity. The decrease in cost of sales was mostly attributable to the lower shipments of beer to distributors and a lowering of production unit costs by 15.0% in the first quarter of 1996 compared to the same period in 1995. Production unit costs decreased as a result of changes in the brewing process implemented in September 1995, in which a 24 hour brewing schedule and an additional bottling tank enabled production efficiencies to improve. Total retail sales at the Hopland Brewery brewpub and gift shop increased 8.8% from the same period in 1995. Combined beer and food sales increased 12.5% from the same period in 1995, which management attributes to a revised menu and a price increase for on premises draft beer, both implemented in 1995. Cost of retail sales increased 16.2% overall, mostly attributable to increased sales. Excise taxes for the first three months, which are paid on packaged beer before shipping, increased $14,952 in 1996 over that of 1995 due to the increase in production.

         Operating expenses. Operating expenses increased 16.3% over the comparable period in 1995. This was due to increases in labor and music costs in The Hopland Brewery brewpub. In addition, marketing costs increased as a result of the implementation of the revised marketing plan. Increases in marketing labor, promotions, price discount specials to distributors in January, and advertising were due to the development of current and expansion into new market areas. The increase in operating expenses were partially offset by a decrease in general and administrative expenses.

         As a result of these factors, net loss in the three months ended March 31, 1996 was $112,817 compared to $8,676 for the earlier period. However, in 1995, the Company realized a $173,700 net profit despite experiencing a net loss in the first quarter. There may not necessarily be any correlation between the first quarter of 1996 and the full year's results of operations.

         Balance Sheet. Cash and cash equivalents decreased in the first quarter of 1996 compared to 1995 due to the on-going construction and equipment costs of the new brewery expansion. Management presently estimates that construction, which began in September 1995, will be completed in September 1996. A $492,872 loan from the City of Ukiah enabled the Company to purchase the eight acres selected as the new brewery site through the Redevelopment Agency of Ukiah. The loan is due in monthly installments of $4,435 including interest at 9%, matures in June 1997, and is secured by the real property. A loan from the owner of the property for $76,200 enabled the Company to purchase an additional acre of land adjacent to the above eight acre parcel in November 1995. The note is due in full December 1998 and bears interest at 9%. A short term loan from the Savings Bank of Mendocino County for $400,000 was obtained in March 1996 at an interest rate of 10.25%.

         Liquidity and Capital Resources. The Company has yet to secure permanent financing for the new brewery in the amount of approximately
$3,700,000 for the construction of the building and $2,100,000 for the acquisition of brewing equipment. Management expects the financing to be completed during the next quarter.

                                     PART II

Item 1.  Litigation.

On September 21, 1995, the Company filed an opposition with the United States Patent and Trademark Office Trademark Trial and Appeal Board against the proposed intent-to-use application for registration by Oregon Beer and Brewing Company, Inc. of the word mark RED HAWK. The Company's opposition is based on its rights to the marks "Black Hawk", "Eye of the Hawk", and "Red Tail Ale". On December 28, 1995, the Company filed an opposition with the United States Patent and Trademark Office Trademark Trial and Appeal Board against the proposed registration by North Coast Brewing Co., Inc. of RUEDRICH'S RED SEAL and a design which prominently features "Mendocino County". The Company's opposition is based on its rights to the marks "Red Tail Ale" and "Mendocino Brewing Company".


Item 5.  Other Information.

The Company has federal registrations of the word marks BLUE HERON (Reg. No. 1,820,076), PEREGRINE PALE ALE (Reg. No. 1,667,796), EYE OF THE HAWK SELECT ALE (Reg. No. 1,673,594), BLACK HAWK STOUT (Reg. No. 1,791,807), and YULETIDE PORTER (Reg. No. 1,666,891). The registration for the word mark RED TALE ALE (Reg. No. 1,575,386) became subject to automatic cancellation on January 2, 1996. The Company has pending a special application for a new registration of that mark. In addition, the Company has pending applications for registration of its Blue Heron Pale Ale design (Serial No. 74/734782), its Eye of the Hawk Anniversary Ale design (Serial No. 74/734781), its Eye of the Hawk Select Ale design (Serial No. 74/734784), and its Red Tail Ale design (Serial No. 74/734783).

The registration of the word mark BLUE HERON is a concurrent use registration which gives the Company the exclusive right to use the word mark BLUE HERON throughout the United States with the exception of Oregon, Idaho, Washington, and Montana. Bridgeport Brewing Company, the other concurrent owner, has the exclusive right to use the word mark BLUE HERON in those states.

The Company's use of the word mark BLACK HAWK STOUT is, by agreement with Hiram Walker & Sons, Inc., subject to the restriction that it be used only in conjunction with the words "Mendocino Brewing Company". Hiram Walker & Sons, Inc. owns previous federal registrations for the mark BLACKHAWK in stylized form for bourbon whiskey and for the mark BLACKHAWK in stylized form for Canadian whiskey.


Item 6.  Exhibits and Reports on Form 8-K.

Exhibit
Number            Description of Document
- - -------           -----------------------
3.1               Restated Articles of Incorporation, as amended, of the Company
                  (Incorporated  by reference  from the  Company's  Registration
                  Statement  dated June 15, 1994, as
                  amended,  previously  filed with the Commission,  Registration
                  No. 33-78390-LA.)

3.2 Bylaws of the Company (Incorporated by referenced from the Company's Report on Form 10-KSB for the annual period ended December 31, 1994 previously filed with the Commission.)

4.1 Articles 5 and 6 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.1)

4.2 Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2)

20 Proxy Statement for the 1996 Annual Meeting of Shareholders and 1995 Annual Report to Shareholders (Incorporated by referenced from the Proxy Statement for the 1996 Annual Meeting of Shareholders and 1995 Annual Report previously filed with the Commission.)

27                Financial Data Schedule

     No reports on Form 8-K were filed during the quarter for which this report is filed.


                                    SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Mendocino Brewing Company, Inc.
               (Registrant)

Date     May 10, 1996                      /s/ H. Michael Laybourn
    ----------------------------       -----------------------------------------
                                       H. Michael Laybourn, President



Date     May 10, 1996                      /s/ Norman H. Franks
    ----------------------------       -----------------------------------------
                                       Norman H. Franks, Chief Financial Officer



                         MENDOCINO BREWING COMPANY, INC.
                                  BALANCE SHEET
                                 March 31, 1996
                                   (Unaudited)

                                     ASSETS
Current Assets

Cash and cash equivalents                                                    $        523,410
Accounts receivable                                                                   250,075
Inventories                                                                           448,709
Prepaid expenses and taxes                                                             52,343
Deferred income taxes                                                                  15,500
                                                                             ----------------
                                                  Total Current Assets:             1,290,037
                                                                             ----------------

Property and Equipment                                                              5,197,818
                                                                             ----------------

Other Assets

Label development costs, net of amortization                                           14,344
Deposits and other assets                                                              94,672
                                                                             ----------------
                                                    Total Other Assets:               109,016
                                                                             ----------------
                                                          Total Assets:      $      6,596,871
                                                                             ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Short-term borrowing                                                         $        400,000
Accounts payable                                                                      138,131
Accrued wages and related expense                                                      98,379
Accrued construction costs                                                          1,011,295
Accrued profit sharing                                                                 30,000
Accrued liabilities                                                                    24,518
Current maturities of long-term debt                                                    8,104
                                                                             ----------------
                                             Total Current Liabilities:             1,710,427

Long term debt - less current maturities                                              554,937
Deferred income taxes                                                                  20,200
                                                                             ----------------
                                                     Total Liabilities:             2,285,564

Commitments                                                                                 -

Stockholders' Equity

Common stock, no par value; 20,000,000 shares authorized;                           3,869,569
2,322,222 shares issued and outstanding
Preferred stock, 2,000,000 shares authorized, 227,600 of                              227,600
which are designated Series A, no par value, with aggregate
liquidation preference of $227,600; 227,600 Series A shares
issued and outstanding
Retained earnings                                                                     214,138
                                                                             ----------------
                                            Total Stockholders' Equity:             4,311,307
                                                                             ----------------
                            Total Liabilities and Stockholders' Equity:      $      6,596,871
                                                                             ================


                     The accompanying notes are an integral
                       part of these financial statements

                                      -6-

                         MENDOCINO BREWING COMPANY, INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended
                                                              March 31,
                                                         1996           1995
                                                         ----           ----
Sales                                                $   683,945    $   804,551

Less excise taxes                                         52,911         37,939

Net Sales                                                631,034        766,612

Cost of goods sold                                       324,739        442,161

Gross profit                                             306,295        324,451
                                                     -----------    -----------

Operating expenses
    Retail operations                                    180,203        134,360
    Marketing and distribution                            92,990         59,924
    General and administrative                           156,338        174,902
                                                     -----------    -----------
                                                         429,531        369,186
                                                     -----------    -----------
Loss from Operations                                    (123,236)       (44,735)

Other income
    Interest income                                       10,550         36,582
    Other income                                             669            277
                                                     -----------    -----------
                                                          11,219         36,859
                                                     -----------    -----------
Loss before income taxes                                (112,017)        (7,876)

Provision for income taxes                                   800            800
                                                     -----------    -----------

Net Loss                                             $  (112,817)   $    (8,676)
                                                     ===========    ===========

    Earnings per share                               $     (0.05)   $     (0.00)
                                                     ===========    ===========

    Weighted average common shares outstanding         2,322,222      2,264,667

                     The accompanying notes are an integral
                       part of these financial statements



                         MENDOCINO BREWING COMPANY, INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                        1996              1995
                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                    $     (112,817)       $     (8,676)
    Adjustments to reconcile net loss to net
        cash used by operating activities:
           Depreciation and amortization                                11,250              10,995
    Changes in:
           Accounts receivable                                         208,803             (48,607)
           Inventories                                                (192,455)             (4,606)
           Prepaid expenses and taxes                                   (5,247)             (2,873)
           Accounts payable                                             32,450             (12,293)
           Accrued wages and related expense                           (31,496)             (6,851)
           Accrued profit sharing                                                          (45,000)
           Accrued liabilities                                           2,318              (8,273)
           Income taxes payable                                        (34,200)            (12,394)
                                                                --------------        ------------
           Net Cash Used by Operating Activities:                     (121,394)           (138,578)
                                                                --------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                              (1,254,225)           (300,442)
    Deposits and other assets                                          (23,736)            211,333
    Reduction of deferred offering costs                                     -              41,681
                                                                --------------        ------------
           Net Cash Used by Investing Activities:                   (1,277,961)            (47,428)
                                                                --------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short-term borrowing                                 400,000                   -
    Principal payments on long-term debt                                (2,316)             (7,866)
    Accrued construction costs                                        (171,028)                  -
    Proceeds from sale of common stock                                       -             527,117
                                                                --------------        ------------
           Net Cash Provided by Financing Activities:                  226,656             519,251

INCREASE (DECREASE) IN CASH                                         (1,172,699)            333,245

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                 1,696,109           2,900,777

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                  $      523,410        $  3,234,022
                                                                --------------        ------------

Supplemental Cash Flow Information Includes the Following:
    Cash Paid During the Period for:
           Interest                                             $       10,988        $          -
           Income Taxes                                         $       52,500        $     12,550

                     The accompanying notes are an integral
                       part of these financial statements

                         MENDOCINO BREWING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. It is believed, however, that the disclosures are adequate to make the information presented not misleading.

         The financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the financial position and the results of operations. These are not necessarily to be considered indicative of the results for the entire year.

Note 2 - Long-Term Debt

         Long-term debt consists of a note payable, due in monthly installments of $4,435 including interest at 9%, maturing June 1997, and secured by real property and a note payable, due one lump sum of $76,200 plus interest at 9%, maturing December 1998, and secured by real property.

Note 3 - Short-Term Borrowing

         Short-term borrowing consists of a $400,000 advance from a bank with interest at 10.25% which matured and was paid in full in April 1996.