Form 10QSB
period 1996-06-30
MENDOCINO BREWING CO INC
filed 1996-08-14
CIK 919134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

     The number of shares of the issuer's common stock outstanding as of June 30, 1996 is 2,322,222.

                                     PART I

Item 1.  Financial Statements.



                         MENDOCINO BREWING COMPANY, INC.
                                  BALANCE SHEET
                                  June 30, 1996
                                   (Unaudited)

                                     ASSETS
Current Assets

Cash and cash equivalents                                                    $         21,226
Accounts receivable                                                                   550,382
Inventories                                                                           463,532
Prepaid expenses and taxes                                                             73,088
Deferred income taxes                                                                  37,000
                                                                             ----------------
                                                  Total Current Assets:             1,145,228
                                                                             ----------------

Property and Equipment                                                              6,947,661
                                                                             ----------------

Other Assets

Label development costs, net of amortization                                           23,575
Deposits and other assets                                                              98,413
                                                                             ----------------
                                                    Total Other Assets:               121,988
                                                                             ----------------
                                                          Total Assets:      $      8,214,877
                                                                             ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Short-term borrowing                                                         $        360,000
Accounts payable                                                                      367,982
Accrued wages and related expense                                                     105,510
Accrued construction costs                                                          2,363,142
Accrued profit sharing                                                                 30,000
Accrued liabilities                                                                    33,870
Current maturities of long-term debt                                                   10,021
                                                                             ----------------
                                             Total Current Liabilities:             3,270,525

Long term debt - less current maturities                                              550,652
Deferred income taxes                                                                  20,200
                                                                             ----------------
                                                     Total Liabilities:             3,841,377

Commitments                                                                                 -

Stockholders' Equity

Common stock, no par value; 20,000,000 shares authorized;                           3,869,569
2,322,222 shares issued and outstanding
Preferred stock, 2,000,000 shares authorized, 227,600 of                              227,600
which are designated Series A, no par value, with aggregate
liquidation preference of $227,600; 227,600 Series A shares
issued and outstanding
Retained earnings                                                                     276,331
                                                                             ----------------
                                            Total Stockholders' Equity:             4,373,500
                                                                             ----------------
                            Total Liabilities and Stockholders' Equity:      $      8,214,877
                                                                             ================


                     The accompanying notes are an integral
                       part of these financial statements

                                      -1-

                         MENDOCINO BREWING COMPANY, INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended
                                                               June 30,
                                                         1996           1995
                                                         ----           ----
Sales                                                $ 1,227,428    $   870,656

Less excise taxes                                         18,138         36,547
                                                     -----------    -----------

Net Sales                                              1,209,290        834,109

Cost of goods sold                                       545,711        465,593
                                                     -----------    -----------

Gross profit                                             663,579        368,516
                                                     -----------    -----------

Operating expenses
    Retail operations                                    192,082        146,498
    Marketing and distribution                           199,830         66,456
    General and administrative                           187,700        138,397
                                                     -----------    -----------
                                                         579,612        351,351
                                                     -----------    -----------
Income from Operations                                    83,967         17,165

Other income (expense)
    Interest income                                          269         37,931
    Other income (expense)                               (43,543)         6,001
                                                     -----------    -----------
                                                         (43,274)        43,932
                                                     -----------    -----------
Income before income taxes                                40,693         61,097

Provision for (benefit from) income taxes                (21,500)        19,957
                                                     -----------    -----------

Net Income                                           $    62,193   $     41,140
                                                     ===========    ===========

    Earnings per share                               $      0.03   $       0.02
                                                     ===========    ===========

    Weighted average common shares outstanding         2,322,222      2,308,888

                     The accompanying notes are an integral
                       part of these financial statements

                         MENDOCINO BREWING COMPANY, INC.

                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                            Six Months Ended
                                                               June 30,
                                                         1996           1995
                                                         ----           ----
Sales                                                $ 1,911,373   $  1,675,207

Less excise taxes                                         71,049         74,487
                                                     -----------    -----------

Net Sales                                              1,840,324      1,600,720

Cost of goods sold                                       870,450        907,754
                                                     -----------    -----------

Gross profit                                             969,874        692,966
                                                     -----------    -----------

Operating expenses
    Retail operations                                    372,285        280,858
    Marketing and distribution                           292,820        126,380
    General and administrative                           339,551        313,298
                                                     -----------    -----------
                                                       1,004,656        720,536
                                                     -----------    -----------
Loss from Operations                                     (34,782)      (27,570)

Other income (expense)
    Interest income                                       10,819         74,790
    Other income (expense)                               (47,361)         6,001
                                                     -----------    -----------
                                                         (36,542)        80,791
                                                     -----------    -----------
Income (loss) before income taxes                        (71,324)        53,221

Provision for (benefit from) income taxes                (20,700)        20,757
                                                     -----------    -----------

Net Income (loss)                                    $   (50,624)  $     32,464
                                                     ===========    ===========

    Earnings per share                               $     (0.02)  $       0.01
                                                     ===========    ===========

    Weighted average common shares outstanding         2,322,222      2,294,148

                     The accompanying notes are an integral
                       part of these financial statements



                         MENDOCINO BREWING COMPANY, INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                June 30,
                                                                        1996              1995
                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                  $       62,193        $     41,140
    Adjustments to reconcile net income (loss) to net
        cash provided (used) by operating activities:
           Depreciation and amortization                                11,758              11,375
           Deferred income taxes                                       (21,500)                  -
    Changes in:
           Accounts receivable                                        (300,308)              9,842
           Inventories                                                 (14,823)             39,073
           Prepaid expenses and taxes                                  (20,745)              9,126
           Accounts payable                                            229,852             (19,642)
           Accrued wages and related expense                             7,131               1,411
           Accrued profit sharing                                            -              11,250
           Accrued liabilities                                           9,352              14,058
           Income taxes payable                                              -                   -
                                                                --------------        ------------
           Net Cash Provided by (Used by) Operating Activities:        (37,090)            117,633
                                                                --------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                              (1,759,713)           (965,360)
    Deposits and other assets                                           23,081              44,033
    Deferred offering costs                                            (37,941)                  -
    Reduction of deferred offering costs                                     -             (77,191)
                                                                --------------        ------------
           Net Cash Used by Investing Activities:                   (1,774,573)           (998,518)
                                                                --------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on short-term borrowings                                  (40,000)                  -
    Proceeds from long-term debt                                             -             492,872
    Principal payments on long-term debt                                (2,368)                  -
    Accrued construction costs                                       1,351,847                   -
                                                                --------------        ------------
           Net Cash Provided by Financing Activities:                1,309,479             492,872

DECREASE IN CASH                                                      (502,184)           (388,013)

CASH, BEGINNING OF PERIOD                                              523,410           3,234,022

CASH, END OF PERIOD                                             $       21,226        $  2,846,009
                                                                --------------        ------------

Supplemental Cash Flow Information Includes the Following:
    Cash Paid During the Period for:
Income Taxes                                                    $            -        $        800

                     The accompanying notes are an integral
                       part of these financial statements



                         MENDOCINO BREWING COMPANY, INC.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                        1996              1995
                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                           $      (50,624)       $     32,464
    Adjustments to reconcile net income (loss) to net
        cash used by operating activities:
           Depreciation and amortization                                23,008              22,370
           Deferred income taxes                                       (21,500)                  -
    Changes in:
           Accounts receivable                                         (91,504)            (38,765)
           Inventories                                                (207,278)             34,467
           Prepaid expenses and taxes                                  (25,992)             (6,141)
           Accounts payable                                            262,302             (31,935)
           Accrued wages and related expense                           (24,366)             (5,440)
           Accrued profit sharing                                            -             (33,750)
           Accrued liabilities                                          11,670               5,785
           Income taxes payable                                        (34,200)                  -
                                                                --------------        ------------
           Net Cash Used by Operating Activities:                     (158,484)            (20,945)
                                                                --------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                              (3,013,164)         (1,265,802)
    Deposits and other assets                                           14,564             255,366
    Deferred offering costs                                            (53,934)                  -
    Reduction of deferred offering costs                                     -             (35,510)
                                                                --------------        ------------
           Net Cash Used by Investing Activities:                   (3,052,535)         (1,045,946)
                                                                --------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from short-term borrowings                                360,000                   -
    Proceeds from long-term debt                                             -             492,872
    Principal payments on long-term debt                                (4,683)             (7,866)
    Accrued construction costs                                       1,180,819                   -
    Proceeds from sale of common stock                                       -             527,117
                                                                --------------        ------------
           Net Cash Provided by Financing Activities:                1,536,136           1,012,123

DECREASE IN CASH                                                    (1,674,883)            (54,768)

CASH, BEGINNING OF PERIOD                                            1,696,109           2,900,777

CASH, END OF PERIOD                                             $       21,226        $  2,846,009
                                                                --------------        ------------

Supplemental Cash Flow Information Includes the Following:
    Cash Paid During the Period for:
Income Taxes                                                    $       52,500        $     34,850

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

         The financial statements, in the opinion of management, reflect all adjustments necessary to fairly state the financial position and the results of operations. These results are not necessarily to be considered indicative of the results for the entire year.

Note 2 - Long-Term Debt

         Long-term debt consists of a note payable, due in monthly installments of $4,435 including interest at 9%, maturing June 1997, and secured by real property and a note payable, due one lump sum of $76,200 plus interest at 9%, maturing December 1998, and secured by real property.

Note 3 - Short-Term Borrowing

         The Company has a $600,000 line of credit from a bank with a variable interest rate of prime +1.5%, maturing December 1996. The note is secured by receivables, inventory, and equipment.

Item 2.  Management's Discussion and Analysis.

         The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto and other financial information included elsewhere in this Prospectus. The discussion of results and trends does not necessarily imply that these results and trends will continue.

Overview

         Comparing the first six months of 1996 to the same period in 1995, gross sales are up 14.1%, cost of goods sold is down 4.1%, and gross profit is up 40.0%. The bankruptcy of a distributor, increased promotional and labor expenses associated with the operation of The Hopland Brewery brewpub and merchandise store, and increased marketing expenses resulted in a 39.4% increase in operating expenses but only $7,200 in additional losses from operations compared to the same period in 1995. The Company plans to continue marketing activities at a high level and plans to continue promotional expenses at The Hopland Brewery at current levels, but the Company will not incur any additional losses attributable to the bankrupt distributor. Management's decision to write off $38,000 in expenses incurred in exploring an alliance with a mid-western distribution company (classified as "other expense"), when combined with a $64,000 decrease in interest earnings as the Company spent the cash proceeds from the public offering, further reduced pre-tax income to a $50,600 loss for the first six months of 1996 compared to income of $32,500 for the same period in 1995.

         As a result of the above factors, net income for the six month period was down $83,100 for a net loss of $50,624 compared to net income of $32,500 for the same period in 1995. For at least the past three fiscal years, operating results for the first two quarters have not been indicative of operating results for the entire year. In 1995, net income for the first two quarters was 18.7% of net income for the year; in 1994, it was 22.5%; and in 1993, it was 15.4% (on a pro forma basis assuming that the Company, which was then organized as a limited partnership, had paid income taxes at the corporate rates then in effect). Operating results for the first two quarters of 1996 are not necessarily indicative of operating results for the full year.

         For fiscal year 1996, Mendocino Brewing expects to realize increases in sales over 1995 of up to 25% as a result of the addition of a bottling tank to its Hopland facility in September 1995, which increased then current capacity by 32%. Management expects that by the time the Company reaches production of 60,000 bbl. per year at the Ukiah facility currently under construction, depending on the mix of bottled and draft beer produced and future pricing, annual sales could triple from 1995 levels. These forward looking statements are subject to risks and uncertainties. The Company's actual results could differ materially if, among other causes, the Company fails to complete construction of the new brewery on time, fails to sell its increased production, materially reduces the price of its products, experiences unanticipated difficulty in transferring bottling operations from Hopland to Ukiah, or experiences any of the other circumstances discussed in "Risk Factors" in the Company's Prospectus dated June 15, 1994.

Results of Operations:

        Six Months Ending June 30, 1996 Compared to Six Months Ending June 30, 1995. The following discussion sets forth information for the six month periods ending June 30, 1995 and 1996. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

         The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Income, see Financial Statements elsewhere in this Report, for the periods indicated:

                                                     Six Months Ended June 30,
                                                    ----------------------------
                                                        1996           1995
                                                    ------------   ------------
Statements of Income Data:
     Sales .......................................     103.86%        104.65%
     Excise taxes ................................       3.86           4.65
     Net sales ...................................     100.00         100.00
     Costs of sales ..............................      47.30          56.71
     Gross profit ................................      52.70          43.29
     Retail operating expense ....................      20.23          17.55
     Marketing expense ...........................      15.91           7.89
     General and administrative expense ..........      18.45          19.57
     Total operating expenses ....................      54.59          45.01
     Loss from operations ........................      (1.89)         (1.72)
     Other income ................................      (1.99)          5.05
     Income (loss) before income taxes ...........      (3.88)          3.32
     Provision for (benefit from )income taxes ...      (1.12)          1.30
     Net income (loss) ...........................      (2.75)          2.03

                                                             At June 30,
                                                  ------------------------------
                                                      1996              1995
                                                  -------------    -------------
Balance Sheet Data:
     Cash and cash equivalents ............       $    21,226        $ 2,846,009
     Working capital (deficit).............        (2,215,297)         3,126,836
     Property and equipment ...............         6,947,661          1 545,669
     Deposits and other assets ............            98,413             63,381
     Total assets .........................         8,214,877          5,004,927
     Long-term debt .......................           550,652            483,642
     Total liabilities ....................         3,841,377            722,039
     Shareholders' equity .................         4,373,500          4,282,888

         Sales. Sales increased 14.1% from $1,675,200 for the six month period ended June 30, 1995 to $1,911,400 for the comparable period in 1996. Growth in sales was attributable to changes in the brewing process implemented in September 1995, in which a 24 hour brewing schedule and an additional bottling tank enabled production to increase. A decrease in sales in the first quarter of 1996 compared to 1995 was offset by an increase in sales in the second quarter of 1996 compared to 1995. Management attributes the decrease in the first quarter of 1996 to delays in implementing a new marketing plan, the effects of seasonality, and increased competition within the domestic craft beer segment. Increased sales in the second quarter of 1996 are attributed to the implementation of a new marketing plan plus expansion into new geographic market. Management attributes approximately half of the sales increase in the second quarter to increased sales to existing distributors with the other half attributable to geographic expansion. The Company anticipates that the beer inventory built up in the first quarter of 1996 will be used to meet increased demand during the summer months. Retail sales at The Hopland Brewery brewpub and merchandise store increased 6.0% from the six month period ended June 30, 1995 to the comparable period in 1996. Management attributes the increase to an increased awareness of MBC's products as a result of the direct public offering completed in February 1995.

         Cost of goods sold. Cost of goods sold decreased as a percentage of net sales 9.41 percentage points from the six month period ended June 30, 1995 to the same period in 1996. The implementation of 24-hour brewing in September 1995 significantly improved production efficiencies. The cost of bottles also dropped in the third quarter of 1995.

         Gross profit. Gross profit increased 40.0% from $693,000 for the six month period ended June 30, 1995 to $970,000 for the comparable period in 1996.

         Operating expenses. Operating expenses increased 39.4% from $720,500 for the six month period ended June 30, 1995 to $1,004,700 for the comparable period in 1996. Several factors contributed to the increases. Marketing expenses increased partly because of the increase in production that occurred in September 1995 and partly in anticipation of opening the new brewery. Management expects to further increase marketing expenses in the balance of 1996 and into 1997. Marketing expenses take the form of point of sales and promotional costs, periodic price discount specials to distributors, and marketing labor. Retail operating expense increased due primarily to higher labor costs and increased promotional expenses. Management expects promotional expenses for retail operations to continue at current levels. The Company wrote off $38,000 in bad debts in the second quarter after a distributor went out of business. Finally, general and administrative expense increased due to administrative labor (human resources and shareholder relations) and legal fees related to trademark issues.

         Other income (expense). Other income (expense) decreased by $117,300 in the six months ended June 30, 1996 compared to the same period for 1995 primarily as a result of a write-off of approximately $38,000 in expenses incurred in exploring an alliance with a mid-western distribution company and a decrease of $64,000 in interest earnings as cash from the initial direct public offering was used for the expansion project.

         Balance Sheet. Cash and cash equivalents decreased in the six months of 1996 compared to 1995 due to the on going construction and equipment costs of the new brewery expansion. Management presently estimates that construction which began in September 1995 will take approximately twelve months to complete. A $492,872 loan from owner of the property enabled the Company to purchase the eight acres selected as the new brewery site from the Redevelopment Agency of Ukiah. The note is due in monthly installments of $4,435 including interest at 9%, matures in June 1997, and is secured by real property. A loan from the same owner of the property for $76,230 enabled the Company to exercise an option to purchase an additional one acre of land adjacent to the above eight acre parcel in November 1995. The note is due in full December, 1998, plus accrued interest at 9%. Short term borrowing from the Savings Bank of Mendocino County for $400,000 (obtained in March 1996 at an interest rate of 10.25%) was repaid in full in April 1996. The Company obtained short term borrowing from WestAmerica Bank for $600,000 (at a variable interest rate of prime + 1.5%), $240,000 of which was unused at June 30, 1996. After June 30, 1996, the Company prepaid $300,000 on the two real estate purchase notes and the lender agreed to subordinate the notes to permanent financing for the new brewery and to an anticipated $1 million SBA loan. The Company borrowed $60,000 from BDM
Construction Co. Inc. at 12% per annum due August 31, 1996 to fund the prepayment.

         Liquidity and Capital Resources. The Company has yet to secure permanent financing for the new brewery in the amount of approximately
$3,700,000 for the construction of the building and $2,100,000 for the acquisition of brewing equipment. Management expects the financing to be completed during the third quarter. This forward looking statement is subject to risks and uncertainties. The financing might not be completed in the third quarter, or at all, if the presently contemplated funding sources impose conditions the Company is not able to meet or otherwise fail to provide expected financing.


                                     PART II



Item 3.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders in Ukiah, California, on May 22, 1996. Votes were cast for the election of directors to serve until their successors are elected at the next annual meeting of the Company as follows:

Candidate                                    Votes For           Votes Withheld
- ---------                                    ---------           --------------
H. Michael Laybourn                          1,653,170                780
Norman H. Franks                             1,653,170                780
Michael F. Lovett                            1,653,170                780
Eric G. Bradley                              1,653,170                780
Daniel R. Moldenhauer                        1,653,070                880

The shareholders also ratified the appointment of Moss Adams as the Company's independent auditors for 1996 by a vote of 1,646,573 for, 1,000 against, and 6,377 abstain.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit
Number            Description of Document
- ----------        -----------------------
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

4.1 Articles 5 and 6 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.1)

4.2 Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2)

19.1              Construction agreement with BDM Construction Company, Inc.

19.2              $60,000 Note payable to BDM Construction Company, Inc.

19.3 Agreement to modify note and deed of trust dated June 6, 1995 with Langley, et al.

19.4 Agreement to modify note dated June 6, 1995 with Langley, et al.

19.5              Amendment to installment note payable to Langley, et al.

19.6 Manufacturing Business Expansion and Relocation Agreement with the City of Ukiah

19.7 Manufacturing Business Expansion and Relocation Agreement with the Ukiah Redevelopment Agency

19.8              Consulting Agreement with Daniel R. Moldenhauer

19.9              Commitment Letter from the Savings Bank of Mendocino County

27                Financial Data Schedule

     No reports on Form 8-K were filed during the quarter for which this report is filed.


                                    SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Mendocino Brewing Company, Inc.
               (Registrant)

Date     August 13, 1996                      /s/ H. Michael Laybourn
    ----------------------------       -----------------------------------------
                                       H. Michael Laybourn, President



Date     August 13, 1996                      /s/ Norman H. Franks
    ----------------------------       -----------------------------------------
                                       Norman H. Franks, Chief Financial Officer