Form 10QSB/A
period 1996-06-30
MENDOCINO BREWING CO INC
filed 1996-09-18
CIK 919134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               FORM 10-QSB/A No. 1

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

PART II



Item 6.  Exhibits and Reports on Form 8-K.

Exhibit
Number            Description of Document
- -----------       -----------------------
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

4.1 Articles 5 and 6 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.1)

4.2 Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2)

19.1*             Construction agreement with BDM Construction Company, Inc.

19.2*             $60,000 Note payable to BDM Construction Company, Inc.

19.3* Agreement to modify note and deed of trust dated June 6, 1995 with Langley, et al.

19.4* Agreement to modify note dated June 6, 1995 with Langley, et al.

19.5*             Amendment to installment note payable to Langley, et al.

19.6* Manufacturing Business Expansion and Relocation Agreement with the City of Ukiah

19.7* Manufacturing Business Expansion and Relocation Agreement with the Ukiah Redevelopment Agency

19.8*             Consulting Agreement with Daniel R. Moldenhauer

19.9*             Commitment Letter from the Savings Bank of Mendocino County

19.10             Business Loan Agreement with WestAmerica Bank

27*               Financial Data Schedule

                  *(Incorporated  by reference from the Company's Report on Form
                   10-QSB  for  the   quarterly   period  ended  June  30,  1996
                   previously filed with the Commission.)

     No reports on Form 8-K were filed during the quarter for which this report is filed.


                                    SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Mendocino Brewing Company, Inc.
               (Registrant)

Date   September 13, 1996              /s/ H. Michael Laybourn
    ----------------------------       -----------------------------------------
                                       H. Michael Laybourn, President



Date   September 13, 1996              /s/ Norman H. Franks
    ----------------------------       -----------------------------------------
                                       Norman H. Franks, Chief Financial Officer