Form 10-Q
period 1996-09-30
MENDOCINO BREWING CO INC
filed 1996-11-14
CIK 919134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

     The number of shares of the issuer's common stock outstanding as of September 30, 1996 is 2,322,222. (Does not include 300,000 shares issued subject to substantial restrictions as security for a forbearance. See Note 4 of Notes to Financial Statements.)

                                     PART I

Item 1.  Financial Statements.



                         MENDOCINO BREWING COMPANY, INC.
                                  BALANCE SHEET
                                September 30, 1996
                                   (Unaudited)

                                     ASSETS
Current Assets

Cash and cash equivalents                                                    $        242,202
Accounts receivable                                                                   312,905
Inventories                                                                           494,474
Prepaid expenses and taxes                                                             75,106
Deferred income taxes                                                                  33,000
                                                                             ----------------
  Total Current Assets:                                                             1,157,687
                                                                             ----------------

Property and Equipment                                                              8,150,952
                                                                             ----------------

Other Assets

Label development costs, net of amortization                                           23,209
Deposits and other assets                                                             158,028
                                                                             ----------------
  Total Other Assets:                                                                 181,237
                                                                             ----------------
  Total Assets:                                                              $      9,489,876
                                                                             ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Short-term borrowing                                                         $        600,000
Accounts payable                                                                      363,136
Accrued wages and related expense                                                     107,257
Accrued construction costs                                                          3,004,480
Accrued liabilities                                                                    22,197
Current maturities of long-term debt                                                  263,772
                                                                             ----------------
  Total Current Liabilities:                                                        4,360,842

Long term debt - less current maturities                                              718,672
Deferred income taxes                                                                  20,200
                                                                             ----------------
  Total Liabilities:                                                                5,099,714

Stockholders' Equity

Common stock, no par value; 20,000,000 shares authorized;                           3,869,569
2,322,222 shares issued and outstanding
Preferred stock, 2,000,000 shares authorized, 227,600 of                              227,600
which are designated Series A, no par value, with aggregate
liquidation preference of $227,600; 227,600 Series A shares
issued and outstanding
Retained earnings                                                                     292,993
                                                                             ----------------
  Total Stockholders' Equity:                                                       4,390,162
                                                                             ----------------
  Total Liabilities and Stockholders' Equity:                                $      9,489,876
                                                                             ================


                     The accompanying notes are an integral
                       part of these financial statements

                                      -1-


                                                   MENDOCINO BREWING COMPANY, INC.

                                                        STATEMENTS OF INCOME
                                                             (unaudited)


                                                                Three Months Ended                         Nine Months Ended
                                                                   September 30,                             September 30,
                                                         --------------------------------          --------------------------------
                                                             1996                1995                  1996                1995
                                                             ----                ----                  ----                ----

Sales ..........................................         $ 1,111,044          $   990,357          $ 3,022,417          $ 2,665,564

Less excise taxes ..............................              47,050               41,967              118,033              116,454
                                                         -----------          -----------          -----------          -----------

Net sales ......................................           1,063,994              948,390            2,904,284            2,549,110

Cost of goods sold .............................             492,545              459,491            1,362,995            1,367,245
                                                         -----------          -----------          -----------          -----------

Gross profit ...................................             571,449              448,899            1,541,389            1,181,865
                                                         -----------          -----------          -----------          -----------

Operating expenses
    Retail operating ...........................             191,225              188,362              563,540              469,220
    Marketing and distribution..................             200,846               79,846              493,666              206,226
    General and administrative .................             151,175              158,748              490,791              472,046
                                                         -----------          -----------          -----------          -----------
                                                             543,276              426,956            1,547,997            1,147,492
                                                         -----------          -----------          -----------          -----------

Income (loss)from operations ...................              28,173               61,943               (6,608)              34,373

Other income (expense)
    Interest income ............................                 210               31,600               11,029              106,114
    Other income (expense) .....................                (907)               9,320              (48,269)              15,321
    Interest expense ...........................                --                (11,200)                --                (10,923)
                                                         -----------          -----------          -----------          -----------

                                                                (697)              29,720              (37,240)             110,512
                                                         -----------          -----------          -----------          -----------

Income (loss) before income taxes ..............              27,476               91,663              (43,848)             114,885

Provision for (benefit from) income taxes.......              10,814               40,315               (9,886)              61,072
                                                         -----------          -----------          -----------          -----------

Net income (loss) ..............................         $    16,662          $    51,348          $   (33,962)         $    83,813
                                                         ===========          ===========          ===========          ===========

Earnings (loss) per share ......................         $      0.01          $      0.02          $     (0.01)         $      0.04
                                                         ===========          ===========          ===========          ===========

Weighted average common  shares outstanding ....           2,322,222            2,317,777            2,322,222            2,302,024
                                                         ===========          ===========          ===========          ===========

                                        The accompanying notes are an integral part of these
                                                        financial statements.

                                                   MENDOCINO BREWING COMPANY, INC.

                                                      STATEMENTS OF CASH FLOWS
                                                             (unaudited)

                                                                  Three Months Ended                       Nine Months Ended
                                                                     September 30,                           September 30,
                                                            --------------------------------       --------------------------------
                                                                1996               1995                 1996               1995
                                                                ----               ----                 ----               ----
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net income (loss) ...............................        $    16,662         $    51,349         $   (33,962)        $    83,813
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
       Depreciation and amortization ...............             12,182              12,598              35,190              34,968
       Loss on sale of assets ......................                346                --                   346                --
       Gain on sale of assets ......................             (3,915)               --                (3,915)               --
       Deferred income taxes .......................              4,000                --               (17,500)               --

   Changes in:
     Accounts receivable ...........................            237,477              46,197             145,973)              7,432
     Inventories ...................................            (30,941)            (31,523)           (238,219)              2,944
     Prepaid expenses and taxes ....................             (2,018)              3,940             (28,010)             (2,201)
     Accounts payable ..............................             (4,846)             (7,377)            257,456             (39,313)
     Accrued wages and related expense .............              1,746               9,039             (22,620)              3,599
     Accrued profit sharing ........................            (30,000)             16,875             (30,000)            (16,875)
     Accrued liabilities ...........................            (11,673)             (6,845)                 (3)             (1,060)
     Income taxes payable ..........................               --                  --               (34,200)               --
                                                            -----------         -----------         -----------         -----------

   Net cash provided (used) by operating activities:            189,020              94,253              30,536              73,307
                                                            -----------         -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ..............         (1,212,905)           (128,936)         (4,226,070)         (1,394,738)
   Deposits and other assets .......................            (12,203)                428               2,361             178,604
   Deferred offering costs .........................            (49,615)               --              (103,549)               --
   Reduction of deferred offering costs ............               --                  --                  --                41,681
   Proceeds from sale of fixed assets ..............              3,569                --                 3,569                --
                                                            -----------         -----------         -----------         -----------

              Net cash used by investing activities:         (1,271,154)           (128,508)         (4,323,689)         (1,174,453)
                                                            -----------         -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (payments on) short-term borrowings            (56,900)               --               298,416                --
   Proceeds from long-term debt ....................            750,000                --               750,000             483,642
   Principal payments on long-term debt ............            (31,328)             (2,230)            (31,327)               (866)
   Accrued construction costs ......................            641,339                --             1,822,157                --
   Proceeds from sale of common stock ..............               --                  --                  --               527,116
                                                            -----------         -----------         -----------         -----------

   Net cash provided (used) by financing activities:          1,303,111              (2,230)          2,839,246           1,009,892
                                                            -----------         -----------         -----------         -----------
INCREASE (DECREASE) IN CASH ........................            220,977             (36,485)         (1,453,907)            (91,254)

CASH, BEGINNING OF PERIOD ..........................             21,226           2,846,009           1,696,109           2,900,778
                                                            -----------         -----------         -----------         -----------

CASH, END OF PERIOD ................................        $   242,203       $   2,809,524         $   242,202         $ 2,809,524
                                                            ===========         ===========         ===========         ===========

Supplemental cash flow information includes the following:
     Cash paid during the period for
          Interest  ................................        $    28,284         $    10,922         $    77,202         $    10,922
          Income taxes .............................        $      -            $    36,067         $    52,500         $    70,917

                                                            ===========         ===========         ===========         ===========

                                        The accompanying notes are an integral part of these
                                                        financial statements.

                                      -3-

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

Note 2 - Long-Term Debt

         Long-term debt consists of a $750,000 advance pursuant to an equipment lease payable interest only with interest at prime plus 3% until the balance of the leased equipment is installed and operational. The balance ($1,350,000) of the lease will be funded when the equipment is installed and operational.

Note 3 - Short-Term Borrowing

         The Company has a $600,000 term line of credit from a bank with a variable interest rate of prime plus 1.5%, maturing April 1997. The note is secured by receivables and inventory. The seller of the Ukiah land has a note, secured by a third priority deed of trust on the land, with a remaining principal balance as of August 1, 1996 of approximately $265,000 at 9% annual interest payable in monthly installments of principal and interest of $2,380 with the balance due at maturity on June 27, 1997.

Note 4 - Direct Public Offering

         On November 6, 1996, the Company filed a registration statement with the Securities and Exchange Commission to sell 600,000 shares of its no par value common stock at a proposed offering price of $8.50 per share. The offering is directly by the Company on a best-efforts basis. The maximum net proceeds from the sale of the Shares in the offering are estimated to be approximately $4,600,000, after deducting selling and other offering expenses. Proceeds from the offering will be used to finance the increase in the planned capacity of the new brewery from 50,000 bbl. to 60,000 bbl., pay certain cost increases resulting from design changes and inclement weather, and, if the maximum number of Shares is sold, to expand the annual production capacity of the new brewery to 75,000 bbl. or more, depending on the mix of products brewed.

New Brewery Financing

         New Brewery financing consists of a $2.7 million construction loan from the Savings Bank of Mendocino County secured by a first priority deed of trust on the Ukiah land and improvements and the proceeds of the proposed common stock offering, along with a written commitment to convert the construction loan to a 15-year term loan upon successful completion of the new brewery, subject to certain conditions. The construction loan bears interest at the lender's prime plus 2% (initially 10.25%), payable monthly, and matures on February 2, 1997. Upon conversion the loan will bear interest at the then prevailing 5 Year Treasury Constant Maturity Index (but not less than 10%), with a maximum for the first five years at 2% above the initial fully indexed rate, and a maximum during the remaining term of the loan at 3% above the initial fully indexed rate at the beginning of the remaining term. The minimum annual interest rate is 8%. The loan will be over 25 years with a balloon payment upon maturity. The lender's commitment letter states that the lender will convert the unpaid principal at maturity to a fully amortized 10-year loan subject to terms and conditions to be agreed upon at that time. The commitment letter proposes to require the Company to pledge all proceeds of the planned offering in excess of $2.5 million as collateral for the 15-year term loan, with the provision that the Bank will release the funds from the pledge to fund the purchase of additional equipment if the Company is meeting its sales and revenue objectives.

         FINOVA Capital Corporation has also agreed to lease new brewing equipment with a total cost of approximately $2.07 million to the Company for a term of 7 years with monthly rental payments of approximately $31,000. The lease is to commence when the brewing equipment is operational. Until that time, FINOVA has loaned $750,000 to the Company with interest at the Citibank prime plus 3%. See Note 2 above. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% or more then 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at approximately $45,600 per month with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable.

         The general contractor for the new brewery, BDM Construction Co, Inc. ("BDM"). has agreed to defer up to $900,000 in fees otherwise owed or to become payable on December 31, 1996, subject to performance by BDM of its obligations under the construction contract, until January 31, 1997 with interest at 12% per annum. The deferral arrangement is secured by a second priority deed of trust on the Ukiah land and improvements, and by 300,000 shares of Mendocino Brewing's Common Stock. In the event of default, BDM is required to proceed against the Common Stock before initiating any proceeding against the real estate. The Common Stock collateral was issued to BDM by the Company pursuant to Section 4(2) of the Securities Act of 1933 subject to the restrictions (a) that the shares shall be canceled if the amounts owed BDM are paid in full, (b) that if full amount owed BDM is not paid, the shares must sold in a commercially reasonable manner as specified in the California Commercial Code, and (c) that any shares not needed to be sold to satisfy the obligation to BDM shall be canceled.

Item 2. Management's Discussion and Analysis.

The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto and other financial information included elsewhere in this Prospectus. The discussion of results and trends does not necessarily imply that these results and trends will continue.

Overview

Comparing the first nine months of 1996 to the same period in 1995, sales are up 13.4% (this includes wholesale bottled beer sales, which are up 18.7%), cost of goods sold is down 0.3%, and gross profit is up 30.4%. Growth in sales was attributable to increased production resulting from adding an additional bottling tank and implementing a 24 hour brewing schedule in September 1995, implementing certain marketing strategies (including new point of sale materials and field sales representatives) beginning in the second quarter of 1996, and retail price increases at the Hopland Brewery brewpub. The bankruptcy of a distributor, increased promotional and labor expenses associated with the operation of the Hopland Brewery brewpub and merchandise store, and increased marketing expenses resulted in a 34.9% increase in operating expenses but only $40,981 in additional losses from operations compared to the same period in 1995. The Company plans to continue marketing activities at a high level and plans to continue promotional expenses at the Hopland Brewery brewpub at current levels, but the Company will not incur any additional losses (approximately $38,000) attributable to the bankrupt distributor. Management's decision to write off approximately $38,000 in expenses incurred in exploring an alliance with a Midwestern distribution company (classified as "other expense'), when combined with a $95,085 decrease in interest earnings as the Company spent the cash proceeds from its initial public offering for equipment and building construction, further reduced pre-tax income to a $43,848 loss for the first nine months of 1996 compared to income of $144,885 for the same period in 1995.

As a result of the above factors, net income (loss) for the nine month period was down $117,775 for a net loss of $33,962 compared to net income of $83,813 for the same period in 1995. Operating results for the first three quarters of 1996 are not necessarily indicative of operating results for the full year.

For fiscal year 1996, Mendocino Brewing expects to realize increases in sales over 1996 of up to 10% as a result of its increased capacity over 1995 after taking into consideration wholesale beer price incentives and reductions to stimulate distributor interest. Management does anticipate, however, that the Company will be required to cease production of bottled beer for approximately two weeks while its bottling operation is transferred from Hopland to Ukiah, and Management expects to continue to increase the Company's marketing expense in anticipation of substantially increased capacity. Management expects the Company to begin realizing revenues from the new brewery in April 1997. Any improvement in results of operations for fiscal 1996 is therefore likely to be attributable to increased production from the Hopland facility and not to completion of the new brewery. Management expects that by the time the Company reaches production of 60,000 bbl. per year at the Ukiah facility currently under construction, depending on the mix of bottled and draft beer produced and future pricing, annual sales could triple from 1995 levels. These forward looking

Statements are subject to risks and uncertainties. The Company's actual results could differ materially if, among other causes. the Company fails to complete construction of the new brewery on time, fails to sell its increased production, materially reduces the price of its products. experiences unanticipated difficulty in transferring bottling operations from Hopland to Ukiah, or experiences any of the other circumstances discussed in "Risk Factors" in the Company's preliminary Prospectus filed with the Securities and Exchange Commission on November 6, 1996.

On November 6, 1996, the Company filed a registration statement with the Securities and Exchange Commission to sell 600,000 shares of its no par value common stock at a proposed offering price of $8.50 per share. The offering is directly by the Company on a best-efforts basis. The maximum net proceeds from the sale of the Shares in this offering are estimated to be approximately $4,600,000, after deducting selling and other offering expenses. Proceeds from this offering will be used to finance the increase in capacity from 50,000 bbl. to 60,000 bbl., pay certain cost increases resulting from design changes and inclement weather, and, if the maximum number of Shares is sold, to expand the annual production capacity of the new brewery to 75,000 bbl. or more, depending on the mix of products brewed.

Results of Operations:

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995. The following discussion sets forth information for the nine month periods ending September 30, 1995 and 1996. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Income. See Financial Statements elsewhere in this Report, for the periods indicated:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1996           1995
                                                    ------------   ------------
Statements of Income Data:
     Sales .......................................     104.06%        104.57%
     Excise taxes ................................       4.06           4.57
     Net sales ...................................     100.00         100.00
     Costs of sales ..............................      46.93          53.64
     Gross profit ................................      53.07          46.36
     Retail operating expense ....................      19.43          18.41
     Marketing expense ...........................      17.00           8.09
     General and administrative expense ..........      16.90          18.52
     Total operating expenses ....................      53.30          45.02
     Income (loss) from operations ...............      (0.23)          1.35
     Other income (expense).......................      (1.28)          4.34
     Income (loss) before income taxes ...........      (1.51)          5.68
     Provision for (benefit from )income taxes ...      (0.34)          2.40
     Net income (loss) ...........................      (1.17)          3.29

                                                           At September 30,
                                                  ------------------------------
                                                      1996              1995
                                                  -------------    -------------
Balance Sheet Data:
     Cash and cash equivalents ............       $   242,202        $ 2,809,524
     Working capital (deficit).............        (3,203,155)         3,062,275
     Property and equipment ...............         8,150,952          1,663,375
     Deposits and other assets ............           158,028             62,387
     Total assets .........................         9,489,876          5,078,131
     Long-term debt .......................           718,672            483,642
     Total liabilities ....................         5,099,714            743,894
     Shareholders' equity .................         4,390,162          4,334,237

Sales. Sales increased 13.4% from $2,665,564 for the nine month period ended September 30, 1995 to $3,022,417 for the comparable period in 1996. Growth in sales was attributable to increased production resulting from adding an additional bottling tank and implementing a 24 hour brewing schedule in September 1995, implementing certain marketing strategies (including new point of sale materials and field sales representatives), beginning in the second quarter of 1996, and retail price increases at the Hopland Brewery brewpub. A decrease in sales in the first quarter of 1996 compared to 1995 was offset by an increase in sales in the second and third quarters of 1996 compared to 1995. Management attributes the decrease in the first quarter of 1996 to delays in implementing a new marketing plan and the increase in the second and third quarters of 1996 to the implementation of the marketing plan plus expansion into new geographic markets. Management attributes approximately half of the sales increase in the second and third quarters to increased sales to existing distributors with the other half attributable to geographic expansion. Retail sales at the Hopland Brewery brewpub and merchandise store were flat (down 0.4%) from the nine month period ended September 30, 1995 to the comparable period in 1996. Management attributes this to slower off premise bottled beer sales (due to increased availability of MBC products outside of Hopland) offset by increased on premise draft beer and food sales.

Cost of goods sold.  Cost of goods sold  decreased as a percentage  of net sales
6.71 percentage points from the nine month period ended September 1995 to the same period in 1996. The implementation of 24 hour brewing in September 1995 significantly improved production efficiencies. Also, starting in the third quarter of 1995, the cost of bottles also dropped.

Gross profit. Gross profit increased 30.4% from $1,181,865 for the nine month period ended September 30, 1995 to $1,541,389 for the comparable period in 1996.

Operating expenses. Operating expenses increased 34.9% from $1,147,492 for the nine month period ended September 30, 1995 to $1,547,997 for the comparable period in 1996. Several factors contributed to the increases. Retail operating expense increased due primarily to higher labor costs and increased promotional expenses. Management expects promotional expenses for retail operations to continue at current levels. Marketing expenses increased partly because of the increase in production that occurred in September 1995 and partly in anticipation of opening the new brewery. Management expects to further increase marketing expenses in the balance of 1996 and into 1997. Marketing expenses include point of sales and promotional costs, travel & entertainment costs, periodic price discount specials to distributors, marketing labor, and label & packaging development costs. The Company wrote off $38,000 in bad debts in the second quarter after a distributor went out of business. Finally, general and administrative expense increased due to administrative labor (human resources director, shareholder relations coordinator, and a controller) and legal fees related to trademark issues.

Other income (expense). Other income (expense) decreased by $147,752 in the nine months ended September 30, 1996 compared to the same period for 1995 primarily as a result of a write-off of approximately $38,000 in expenses incurred in exploring an alliance with a mid-western distribution company and a decrease of $95,085 in interest earnings as cash from the initial direct public offering was used for the expansion project.

Balance sheet. Cash and cash equivalents decreased in the nine months ended September 30 1996 compared to 1995 due to the on going construction and equipment costs and financing of the new brewery expansion. Management presently estimates that construction, which began in September 1995 will take until January or February 1997 to complete. A small portion of the decrease in working capital is due to reclassification of approximately $265,000 owed to the seller of the Ukiah real estate from long-term to short-term debt, as the obligation matures in July 1997. Most of the decrease in working capital is due to continued accrual of construction and brewing equipment expenses in excess of available cash. A large portion of these expenses were paid in early October 1996 with the proceeds of a $750,000 equipment lease advance and a $2.7 million construction loan, both of which are described in "Liquidity and Capital Resources." As only the $750,000 advance has been characterized as long-term debt, payment of these accrued expenses will not have a substantial effect on the Company's working capital deficit. When the brewing equipment is installed to the equipment lessor's satisfaction, the equipment lease provides for additional funding in an amount of almost $1.35 million. The construction lender has committed to converting the construction loan to long-term debt upon satisfactory completion of construction, which Management expects to occur in the first quarter of 1997. This forward looking statement is subject to risks and uncertainties. Completion of construction could be delayed and the cost of construction increased from sources such as local government approval processes, inclement weather, unexpected geologic conditions, shortages of or increases in the price of materials such as steel, funding delays, and cooperation and coordination among various parties to the project such as the architect, general contractor, and equipment manufacturer, and timing of cash flow. The new brewery has experienced cost increases and delays, to some degree, from each of the above causes. Interest rates and general economic conditions can also have an effect the project. There can be no assurance that further delays in completion of construction will not occur or that local government agencies will construct certain infrastructure improvements that they have committed to construct. Working capital will continue to be impacted at least through the fourth quarter of 1996 and the first quarter of 1997 by short term debt. Sales of common stock through the Company's proposed public offering will have a positive impact on working capital. See "Liquidity and Capital Resources."

Inventories. The Company's inventories of packaged beer have increased, and Management expects such inventories may continue to increase, as the Company expands its marketing efforts and distribution network to accommodate its increased production. The Company does not use preservatives in its products, and accordingly the packaged beer has a shelf life of approximately 120 days from the date of packaging. The Company recently adopted a policy that it will not sell product at wholesale if it has less than approximately 60 days of remaining shelf life. Packaged beer inventories that are not sold wholesale may be sold at retail through the Hopland Brewery until their remaining shelf life has expired. To the extent that production substantially outpaces marketing and distribution, the Company may experience some depreciation or loss of the value in its inventories of packaged beer, which could in turn have an adverse impact on the Company's financial condition and results of operations. Among other things, Management intends to explore arrangements with producers of distilled and other beverages to convert any excess inventory to other malt beverages which may be marketed under the trademarks of the Company, the other party, or a combination thereof.

Liquidity and Capital Resources.

Generally. The expansion now underway has had and will continue to have a material impact on the Company's assets, liabilities, commitments for capital expenditures. and liquidity.

Capital resources for the expansion plan have been supplied by the net proceeds of Mendocino Brewing's initial public offering and debt and equipment financing as described below. Working capital for day to day business operations to date has been provided primarily through operations.

Financing the New Brewery. The presently estimated cost of the new brewery at its initial annual production capacity of 60,000 bbl. is $11.1 million. This includes $0.8 million for the land, $6.7 million for improvements to the real estate, $3.2 million for equipment, and $0.4 for financing costs. Increasing the initial annual production capacity of the new brewery to 75,000 bbl. will require an additional expenditure for equipment of approximately $0.5 million. Of this total amount, approximately $3.3 million has been paid from the net proceeds of Mendocino Brewing's initial public offering completed in February 1995.

Mendocino Brewing has obtained a $2.7 million construction loan from the Savings Bank of Mendocino County secured by a first priority deed of trust on the Ukiah land and improvements and the proceeds of the proposed public offering of common stock, along with a written commitment to convert the construction loan to a 15-year term loan upon successful completion of the new brewery, subject to certain conditions. The construction loan bears interest at the lender's prime plus 2% (initially 10.25%), payable monthly, and matures on February 2, 1997. Upon conversion, the loan will bear interest at the then prevailing 5 Year Treasury Constant Maturity Index (but not less than 1 0%), with a maximum for the first five years at 2% above the initial fully indexed rate, and a maximum during the remaining term of the loan at 3% above the initial fully indexed rate at the beginning of the remaining term. The minimum annual interest rate is 8%. The loan will be over 25 years with a balloon payment upon maturity. The lender's commitment letter states that the lender will convert the unpaid principal at maturity to a fully amortized 10 year loan subject to terms an conditions to be agreed upon at that time. The commitment letter proposes to require the Company to pledge all proceeds of the planned offering in excess of $2.5 million as collateral for the 15 year term loan, with the provision that the Bank will release the funds from the pledge to purchase additional equipment if the Company is meeting its sales and revenue objectives.

FINOVA Capital Corporation has also agreed to lease new brewing equipment with a total cost of approximately $2.07 million to Mendocino Brewing for a term of 7 years with monthly rental payments of approximately $31,000 each. The lease is to commence when the brewing equipment is operational. Until that time, FINOVA has loaned $750,000 to the Company with interest at the Citibank prime plus 3%. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% or more than 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at approximately $45,600 per month with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable.

WestAmerica Bank of Santa Rosa, California has loaned Mendocino Brewing $600,000 secured by Mendocino Brewing's accounts receivable and inventory. The loan bears interest at a variable interest rate of prime plus 1.5% payable monthly and matures on April 27, 1997. Management anticipates that the Company will convert this amount to a new revolving line of credit secured by accounts receivable and inventory, and has received a commitment letter from WestAmerica Bank to convert the $600,000 term loan to a revolving line of credit with an advance rate of 80% of qualified accounts receivable and 25% of inventory. As the Company's sales and production continue to expand, the amount of inventory and receivables financing available should increase proportionately. These forward looking statements are subject to risks and uncertainties. Even if the Company's accounts receivable and inventory grows in quantity and maintains quality, credit may be unavailable for other reasons relating either to the Company's business, financial condition, and results of operations, the craft brew industry, the lending industry, or economic conditions in general. To the extent that the loan is not extended or refinanced, the Company will be required to repay the loan out of cash from operations, the net proceeds of the planned offering, or the proceeds of another debt or equity financing, a strategic alliance, or a joint venture.

The general contractor for the new brewery, BDM Construction Co., Inc. ("BDM"), has agreed to defer up to $900,000 in fees otherwise owed or to become payable on December 31, 1996, subject to performance by BDM of its obligations under the construction contract, until January 31, 1997 with interest at 12% per annum. The deferral arrangement is secured by a second priority deed of trust on the Ukiah land and improvements, and by 300,000 shares of Mendocino Brewing's Common Stock. In the event of default, BDM is required to proceed against the Common Stock before initiating any proceeding against the real estate. The Common Stock collateral was issued to BDM by the Company pursuant to Section 4(2) of the Securities Act of 1933 subject to the restrictions (a) that the shares shall be canceled if the amounts owed BDM are paid in full, (b)that if the full amount owed BDM is not paid, the shares must be sold in a commercially reasonable manner as specified in the California Commercial Code, and (c) that any shares not needed to be sold to satisfy the obligation to BDM shall be canceled. Under California law, BDM may not retain the shares in satisfaction of the obligation without the written consent of the Company given after an event of default. Management plans to pay the Company's obligation to BDM out of the proceeds of the second direct public offering. This forward looking statement is subject to risks and uncertainties. There is no assurance that the Company will raise proceeds sufficient to pay the obligation at the time required. To the extent that the proceeds of the offering are insufficient, the Company will be required to pay the obligation out of cash from operations, proceeds from the sale of the shares hold as collateral, or the proceeds of another debt or equity financing, strategic alliance, or a joint venture. Failure to repay the obligation could have a material adverse effect on the Company's business, financial condition, and results of operations.

Of the balance of the anticipated cost of the new brewery (approximately $1.26 million for a 60,000 bbl. brewery and $1.76 million for a 75,000 bbl. brewery), a portion has already been paid from operations, but Management expects most of the remainder to come from the proceeds the planned offering or if such proceeds are insufficient, vendor financing, future operations, other debt or equity financing, or a strategic alliance or joint venture. Failure to finance these amounts could require the Company to change its expansion plans and could have a material adverse effect on the Company's business, financial condition, and results of operations.

On November 6, 1996, the Company filed a registration statement with the Securities and Exchange Commission to sell 600,000 shares of its no par value common stock at a proposed offering price of $8.50 per share. The offering is directly by the Company on a best-efforts basis. The maximum net proceeds from the sale of the Shares in the offering are estimated to be approximately $4,600,000, after deducting selling and other offering expenses. Proceeds from the offering will be used to finance the increase in the planned capacity from 50,000 bbl. to 60,000 bbl., pay certain cost increases resulting from design changes and inclement weather, and, if the maximum number of Shares is sold, to expand the annual production capacity of the new brewery to 75,000 bbl. or more, depending on the mix of products brewed.

Impact of Expansion on Cash Flow. Mendocino Brewing must make timely payment of its debt and lease commitment to continue in operation. Increased capacity will also place additional demands on the Company's working capital to fund increased purchases of supplies and pay the cost of additional production and administrative staff and additional sales and marketing staff and activities. There will be a lag between the time the Company must incur some or all of these costs and the time the Company generates revenue from sale of increased production. Working capital to fund these expenses will be provided by trade terms offered by suppliers and vendors, the proceeds of the planned public offering, additional debt or equity from other sources, and/or deferral of certain expenses.


                                      -13

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

Date     September 14, 1996                   /s/ H. Michael Laybourn
    ----------------------------       -----------------------------------------
                                       H. Michael Laybourn, President


Date     September 14, 1996                   /s/ Norman H. Franks
    ----------------------------       -----------------------------------------
                                       Norman H. Franks, Chief Financial Officer