Form 10QSB/A
period 1996-09-30
MENDOCINO BREWING CO INC
filed 1997-02-03
CIK 919134

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
                                          (Unaudited)


                                     ASSETS
Current Assets

Cash and cash equivalents                                                    $  242,202
Accounts receivable                                                             312,905
Inventories                                                                     443,474
Prepaid expenses and taxes                                                       89,006
Deferred income taxes                                                            33,000
                                                                             ----------
                                                  Total Current Assets:       1,120,587
                                                                             ----------

Property and Equipment                                                        8,150,952
                                                                             ----------

Other Assets

Label development costs, net of amortization                                     23,209
Deposits and other assets                                                       158,028
                                                                             ----------
                                                    Total Other Assets:         181,237
                                                                             ----------
                                                          Total Assets:      $9,452,776
                                                                             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Short-term borrowing                                                         $  600,000
Accounts payable                                                                363,136
Accrued wages and related expense                                               107,257
Accrued construction costs                                                    3,004,480
Accrued liabilities                                                              22,197
Current maturities of long-term debt                                            263,772
                                                                             ----------
                                             Total Current Liabilities:       4,360,842

Long term debt - less current maturities                                        718,672
Deferred income taxes                                                            20,200
                                                                             ----------
                                                     Total Liabilities:       5,099,714

Stockholders' Equity

Common stock, no par value; 20,000,000 shares authorized;                     3,869,569
2,322,222 shares issued and outstanding
Preferred stock, 2,000,000 shares authorized, 227,600 of                        227,600
which are designated Series A, no par value, with aggregate
liquidation preference of $227,600; 227,600 Series A shares
issued and outstanding
Retained earnings                                                               255,893
                                                                             ----------
                                            Total Stockholders' Equity:       4,353,062
                                                                             ----------
                            Total Liabilities and Stockholders' Equity:      $9,452,776
                                                                             ==========

                            The accompanying notes are an integral
                              part of these financial statements.

                                                   MENDOCINO BREWING COMPANY, INC.

                                                        STATEMENTS OF INCOME
                                                             (unaudited)



                                                                Three Months Ended                         Nine Months Ended
                                                                   September 30,                             September 30,
                                                         --------------------------------          --------------------------------
                                                             1996                1995                  1996                1995
                                                             ----                ----                  ----                ----

Sales ..........................................         $ 1,111,044          $   990,357          $ 3,022,417          $ 2,665,564

Less excise taxes ..............................              47,050               41,967              118,033              116,454
                                                         -----------          -----------          -----------          -----------

Net sales ......................................           1,063,994              948,390            2,904,284            2,549,110

Cost of goods sold .............................             492,545              459,491            1,362,995            1,367,245
                                                         -----------          -----------          -----------          -----------

Gross profit ...................................             571,449              488,899            1,541,389            1,181,865
                                                         -----------          -----------          -----------          -----------

Operating expenses
    Retail operating ...........................             191,225              188,362              563,540              469,220
    Marketing and distribution..................             200,846               79,846              493,666              206,226
    General and administrative .................             151,175              158,748              490,791              472,046
                                                         -----------          -----------          -----------          -----------
                                                             543,276              426,956            1,547,997            1,147,492
                                                         -----------          -----------          -----------          -----------

Income (loss)from operations ...................              28,173               61,943               (6,608)              34,373

Other income (expense)
    Interest income ............................                 210               31,600               11,029              106,114
    Other income (expense) .....................                (907)               9,320              (48,269)              15,321
    Interest expense ...........................                --                (11,200)                --                (10,923)
    Reduction of inventory to market............             (51,000)                --                (51,000)                --
                                                         -----------          -----------          -----------          -----------

                                                             (51,697)              29,720              (88,240)             110,512
                                                         -----------          -----------          -----------          -----------

Income (loss) before income taxes ..............             (23,524)              91,663              (94,848)             144,885

Provision for (benefit from) income taxes.......              (3,086)              40,315              (23,786)              61,072
                                                         -----------          -----------          -----------          -----------

Net income (loss) ..............................         $   (20,438)         $    51,348          $   (71,062)         $    83,813
                                                         ===========          ===========          ===========          ===========

Earnings (loss) per share ......................         $     (0.01)         $      0.02          $     (0.03)        $      0.04
                                                         ===========          ===========          ===========          ===========

Weighted average common  shares outstanding ....           2,322,222            2,317,777            2,322,222            2,302,024
                                                         ===========          ===========          ===========          ===========


                                               The accompanying notes are an integral
                                                 part of these financial statements.

                                                   MENDOCINO BREWING COMPANY, INC.


                                                      STATEMENTS OF CASH FLOWS
                                                             (unaudited)


                                                                            Three Months Ended               Nine Months Ended
                                                                               September 30,                    September 30,
                                                                        ----------------------------    ----------------------------
                                                                            1996            1995            1996            1995
                                                                            ----            ----            ----            ----
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net income (loss) ...............................................    $   (20,438)    $    51,349     $   (71,062)    $    83,813
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization ...............................         12,182          12,598          35,190          34,968
       Loss on sale of assets ......................................            346            --               346            --
       Gain on sale of assets ......................................         (3,915)           --            (3,915)           --
       Deferred income taxes .......................................          4,000            --           (17,500)           --

   Changes in:
     Accounts receivable ...........................................        237,477          46,197        (145,973)          7,432
     Inventories ...................................................         20,059         (31,523)       (187,219)          2,944
     Prepaid expenses and taxes ....................................        (15,918)          3,940         (41,910)         (2,201)
     Accounts payable ..............................................         (4,846)         (7,377)        257,456         (39,313)
     Accrued wages and related expense .............................          1,746           9,039         (22,620)          3,599
     Accrued profit sharing ........................................        (30,000)         16,875         (30,000)        (16,875)
     Accrued liabilities ...........................................        (11,673)         (6,845)             (3)         (1,060)
     Income taxes payable ..........................................           --              --           (34,200)           --
                                                                        -----------     -----------     -----------     -----------

   Net cash provided (used) by operating activities: ...............        189,020          94,253          30,536          73,307
                                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment ..............................     (1,212,905)       (128,936)     (4,226,070)     (1,394,738)
   Deposits and other assets .......................................        (12,203)            428           2,361         178,604
   Deferred offering costs .........................................        (49,615)           --          (103,549)           --
   Reduction of deferred offering costs ............................           --              --              --            41,681
   Proceeds from sale of fixed assets ..............................          3,569            --             3,569            --
                                                                        -----------     -----------     -----------     -----------

              Net cash used by investing activities: ...............     (1,271,154)       (128,508)     (4,323,689)     (1,174,453)
                                                                        -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (payments on) short-term borrowings ...............        (56,900)           --           298,416            --
   Proceeds from long-term debt ....................................        750,000            --           750,000         483,642
   Principal payments on long-term debt ............................        (31,328)         (2,230)        (31,327)           (866)
   Accrued construction costs ......................................        641,339            --         1,822,157            --
   Proceeds from sale of common stock ..............................           --              --              --           527,116
                                                                        -----------     -----------     -----------     -----------

   Net cash provided (used) by financing activities: ...............      1,303,111          (2,230)      2,839,246       1,009,892
                                                                        -----------     -----------     -----------     -----------
INCREASE (DECREASE) IN CASH ........................................        220,977         (36,485)     (1,453,907)        (91,254)

CASH, BEGINNING OF PERIOD ..........................................         21,226       2,846,009       1,696,109       2,900,778
                                                                        -----------     -----------     -----------     -----------

CASH, END OF PERIOD ................................................    $   242,203     $ 2,809,524     $   242,202     $ 2,809,524
                                                                        ===========     ===========     ===========     ===========

Supplemental cash flow information includes the following:
     Cash paid during the period for
          Interest .................................................    $    28,284     $    10,922     $    77,202     $    10,922
          Income taxes .............................................    $      --       $    36,067     $    52,500     $    70,917

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

Note 5 - New Brewery Financing


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


NOTE 6 - INVENTORY ADJUSTMENT

         During the quarter ended September 30, 1996, the Company wrote off $51,000 of inventory to market pursuant to its inventory aging policies.

Item 2. Management's Discussion and Analysis.

The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto and other financial information included elsewhere in this Prospectus. The discussion of results and trends does not necessarily imply that these results and trends will continue.

Overview


Comparing the first nine months of 1996 to the same period in 1995, sales are up 13.4% (this includes wholesale bottled beer sales, which are up 18.7%), cost of goods sold is down 0.3%, and gross profit is up 30.4%. Management attributes the growth in sales to the implementation of new marketing strategies, including new point of sale materials and additional field sales representatives, beginning in the second quarter of 1996. The bankruptcy of a distributor, increased promotional and labor expenses associated with the operation of the Hopland Brewery brewpub and merchandise store, and increased marketing expenses resulted in a 34.9% increase in operating expenses but only $40,981 in additional losses from operations compared to the same period in 1995. While Management plans to continue marketing expenses at a high level and plans to continue promotional expenses at the Hopland Brewery brewpub at current levels, but the Company will not incur any additional losses (approximately $38,000) attributable to the bankrupt distributor. Management's decision to write off $38,300 in expenses incurred in exploring a long-term alliance with a Midwestern distribution company (classified as "other expense"), when combined with a $95,085 decrease in interest earnings as the Company spent the cash proceeds from its initial public offering for equipment and building construction and a $51,000 reduction in inventory further reduced pre-tax income to a $94,848 loss for the first nine months of 1996 compared to income of $144,885 for the same period in 1995.

As a result of the above factors, net income (loss) for the nine month period was down $154,875 for a net loss of $71,062 compared to net income of $83,813 for the same period in 1995. Operating results for the first three quarters of 1996 are not necessarily indicative of operating results for the full year.

On November 6, 1996, the Company filed a registration statement with the Securities and Exchange Commission to sell 600,000 shares of its no par value common stock at a proposed offering price of $8.50 per share. The offering is directly by the Company on a best-efforts basis. The maximum net proceeds from the sale of the Shares in this offering are estimated to be approximately $4,700,000, after deducting selling and other offering expenses. Proceeds from this offering will be used to finance the increase in capacity from 50,000 bbl. to 60,000 bbl., pay certain cost increases resulting from design changes and inclement weather, and, if the maximum number of Shares is sold, to expand the annual production capacity of the new brewery to 75,000 bbl. or more, depending on the mix of products brewed.


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

The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Income. See Financial Statements elsewhere in this Report, for the periods indicated:


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1996           1995
                                                    ------------   ------------
Statements of Income Data:
     Sales .......................................     104.06%        104.57%
     Excise taxes ................................       4.06           4.57
     Net sales ...................................     100.00         100.00
     Costs of sales ..............................      46.93          53.64
     Gross profit ................................      53.07          46.36
     Retail operating expense ....................      19.43          18.41
     Marketing expense ...........................      17.00           8.09
     General and administrative expense ..........      16.90          18.52
     Total operating expenses ....................      53.30          45.02
     Income (loss) from operations ...............      (0.23)          1.35
     Other income (expense).......................      (3.04)          4.34
     Income (loss) before income taxes ...........      (3.27)          5.68
     Provision for (benefit from) income taxes ...      (0.82)          2.40
     Net income (loss) ...........................      (2.45)          3.29

                                                           At September 30,
                                                  ------------------------------
                                                      1996              1995
                                                  -------------    -------------
Balance Sheet Data:
     Cash and cash equivalents ............       $   242,202        $ 2,809,524
     Working capital (deficit).............        (3,240,255)         3,062,275
     Property and equipment ...............         8,150,952          1,663,375
     Deposits and other assets ............           158,028             62,387
     Total assets .........................         9,452,776          5,078,131
     Long-term debt .......................           718,672            483,642
     Total liabilities ....................         5,099,714            743,894
     Shareholders' equity .................         4,353,062          4,334,237

Sales. Sales increased 13.4% from $2,665,564 for the nine month period ended September 30, 1995 to $3,022,417 for the comparable period in 1996. Management attributes the growth in sales to the implementation of new marketing strategies, including new point of sale materials and additional field sales representatives, beginning in the second quarter of 1996. A decrease in sales in the first quarter of 1996 compared to 1995 was offset by an increase in sales in the second and third quarters of 1996 compared to 1995. Management attributes the decrease in the first quarter of 1996 to delays in implementing a new marketing plan and the increase in the second and third quarters of 1996 to the implementation of the marketing plan. Management attributes approximately half of the sales increase in the second and third quarters to increased sales to existing distributors and the other half to
geographic   expansion.   Retail  sales  at  the  Hopland  Brewery  brewpub  and
merchandise store were flat (down 0.4%) from the nine month period ended September 30, 1995 to the comparable period in 1996. Management attributes the slight decline in sales at the Hopland Brewery to slower off premise bottled beer sales (due to increased availability of MBC products outside of Hopland) offset by increased on premise draft beer and food sales.

Cost of goods sold.  Cost of goods sold  decreased as a percentage  of net sales
6.71 percentage points from the nine month period ended September 1995 to the same period in 1996. The implementation of 24 hour brewing in September 1995 significantly improved production efficiencies. Management negotiated a reduction in the cost of bottles starting in the third quarter of 1995.


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


Other income (expense). Other income (expense) decreased by $198,752 in the nine months ended September 30, 1996 compared to the same period for 1995 primarily as a result of a decrease of $84,162 in net interest earnings as cash from the initial direct public offering was used for the expansion project, the write-down of $51,000 of aged inventory, a write-off of approximately $38,300 in expenses incurred in exploring a long-term alliance with a mid-western distribution company, the non-recurrence of $15,300 in one-time refunds of workers' compensation premiums, and $14,000 in un-reimbursed glass recycling fees, offset by $3,600 in income from disposition of unneeded assets and $410 additional miscellaneous income.


Balance sheet. Cash and cash equivalents decreased in the nine months ended September 30 1996 compared to 1995 due to the on going construction and equipment costs and financing of the new brewery expansion. Management presently estimates that commencement of brewing operations at the new brewery will begin in March or April 1997. A small portion of the decrease in working capital is due to reclassification of approximately $265,000 owed to the seller of the Ukiah real estate from long-term to short-term debt, as the obligation matures in July 1997. Most of the decrease in working capital is due to continued accrual of construction and brewing equipment expenses in excess of available cash. A large portion of these expenses were paid in early October 1996 with the proceeds of a $750,000 equipment lease advance and a $2.7 million construction loan, both of which are described in "Liquidity and Capital Resources." As only the $750,000 advance has been characterized as long-term debt, payment of these accrued expenses will not have a substantial effect on the Company's working capital deficit. When the brewing equipment is installed to the equipment lessor's satisfaction, the equipment lease provides for additional funding in an amount of almost $1.35 million. The construction lender has committed to converting the construction loan to long-term debt upon satisfactory completion of construction, which Management expects to occur in the first quarter of 1997. This forward looking statement is subject to risks and uncertainties. Completion of construction could be delayed and the cost of construction increased from sources such as local government approval processes, inclement weather, unexpected geologic conditions, shortages of or increases in the price of materials such as steel, funding delays, and cooperation and coordination among various parties to the project such as the architect, general contractor, and equipment manufacturer, and timing of cash flow. The new brewery has experienced cost increases and delays, to some degree, from each of the above causes. Interest rates and general economic conditions can also have an effect the project. There can be no assurance that further delays in completion of construction will not occur or that local government agencies will construct certain infrastructure improvements that they have committed to construct. Working capital will continue to be impacted at least through the fourth quarter of 1996 and the first quarter of 1997 by short term debt. Sales of common stock through the Company's proposed public offering will have a positive impact on working capital. See "Liquidity and Capital Resources."


         Impact of Inventory Aging Policies. During the time that Mendocino Brewing's distributors were on allocation, the Company shipped all of its product promptly upon production. Product freshness was not an issue. Inventories of packaged beer increased when the Company initially increased its capacity in late 1995 and early 1996 before implementing its new marketing plan. The Company does not use preservatives in its products, and accordingly the packaged beer has a shelf life of approximately 120 days from the release date. The Company's policy is to sell product to distributors with sufficient remaining shelf life to ensure that the beer will be fresh when sold to the consumer. Product that remains unsold after 120 days is returned to the Company for destruction or other disposition. In accordance with these policies, in the third quarter of 1996, the Company wrote-down its inventories by $51,000 representing approximately 6,000 cases of product remaining from its initial overproduction. Management is making arrangements with a producer of distilled beverages to convert this product to a whiskey or other liquor which may be marketed under the Company's trademark. Management does not expect to realize any revenue from this arrangement until the new product is actually sold.

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


Financing the New Brewery. The presently estimated cost of the new brewery at its initial annual production capacity of 60,000 bbl. is $11.1 million. This includes $0.8 million for the land, $6.7 million for improvements to the real estate, $3.2 million for equipment, and $0.4 million for financing costs. Increasing the initial annual production capacity of the new brewery to 75,000 bbl. will require an additional expenditure for equipment of approximately $0.5 million. Of this total amount, approximately $9.84 million has been paid or provided for from cash raised in the Company's initial direct public offering and the proceeds of debt described below and cash from operations. Management expects the balance of approximately $1.26 - $1.76 million to be funded from the proceeds of the planned public offering, cash from operations, and/or other sources as described below.


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


On November 6, 1996, the Company filed a registration statement with the Securities and Exchange Commission to sell 600,000 shares of its no par value common stock at a proposed offering price of $8.50 per share. The offering is directly by the Company on a best-efforts basis. The maximum net proceeds from the sale of the Shares in the offering are estimated to be approximately $4,700,000, after deducting selling and other offering expenses. Proceeds from the offering will be used to finance the increase in the planned capacity from 50,000 bbl. to 60,000 bbl., pay certain cost increases resulting from design changes and inclement weather, and, if the maximum number of Shares is sold, to expand the annual production capacity of the new brewery to 75,000 bbl. or more, depending on the mix of products brewed.


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

                                     PART II



Item 6.  Exhibits and Reports on Form 8-K.

Exhibit
Number            Description of Document
------            -----------------------
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

Mendocino Brewing Company, Inc.
               (Registrant)


Date     February 3, 1997              /s/ H. Michael Laybourn
    ----------------------------       -----------------------------------------
                                       H. Michael Laybourn, President


Date     February 3, 1997              /s/ Norman H. Franks
    ----------------------------       -----------------------------------------
                                       Norman H. Franks, Chief Financial Officer