Form 10QSB/A
period 1996-09-30
MENDOCINO BREWING CO INC
filed 1997-02-06
CIK 919134

SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549



                               FORM 10-QSB/A No. 2



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



                                                   MENDOCINO BREWING COMPANY, INC.

                                                        STATEMENTS OF INCOME
                                                             (unaudited)



                                                                Three Months Ended                         Nine Months Ended
                                                                   September 30,                             September 30,
                                                         --------------------------------          --------------------------------
                                                             1996                1995                  1996                1995
                                                             ----                ----                  ----                ----

Sales ..........................................         $ 1,111,044          $   990,357          $ 3,022,417          $ 2,665,564

Less excise taxes ..............................              47,050               41,967              118,033              116,454
                                                         -----------          -----------          -----------          -----------

Net sales ......................................           1,063,994              948,390            2,904,284            2,549,110


Cost of goods sold .............................             543,545              459,491            1,413,995            1,367,245
                                                         -----------          -----------          -----------          -----------

Gross profit ...................................             520,449              488,899            1,490,389            1,181,865
                                                         -----------          -----------          -----------          -----------

Operating expenses
    Retail operating ...........................             191,225              188,362              563,540              469,220
    Marketing and distribution..................             200,846               79,846              493,666              206,226
    General and administrative .................             151,175              158,748              490,791              472,046
                                                         -----------          -----------          -----------          -----------
                                                             543,276              426,956            1,547,997            1,147,492
                                                         -----------          -----------          -----------          -----------

Income (loss)from operations ...................             (22,827)              61,943              (57,608)              34,373

Other income (expense)
    Interest income ............................                 210               31,600               11,029              106,114
    Other income (expense) .....................                (907)               9,320              (48,269)              15,321
    Interest expense ...........................                --                (11,200)                --                (10,923)
                                                         -----------          -----------          -----------          -----------

                                                                (697)              29,720              (37,240)             110,512
                                                         -----------          -----------          -----------          -----------

Income (loss) before income taxes ..............             (23,524)              91,663              (94,848)             144,885

Provision for (benefit from) income taxes.......              (3,086)              40,315              (23,786)              61,072
                                                         -----------          -----------          -----------          -----------

Net income (loss) ..............................         $   (20,438)         $    51,348          $   (71,062)         $    83,813
                                                         ===========          ===========          ===========          ===========

Earnings (loss) per share ......................         $     (0.01)         $      0.02          $     (0.03)        $      0.04
                                                         ===========          ===========          ===========          ===========

Weighted average common  shares outstanding ....           2,322,222            2,317,777            2,322,222            2,302,024
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

Overview


Comparing the first nine months of 1996 to the same period in 1995, sales are up 13.4% (this includes wholesale bottled beer sales, which are up 18.7%), cost of goods sold is up 3.4% but down 4.9 percentage points as a percentage of net sales, and gross profit is up 26.1%. Management attributes the growth in sales to the implementation of new marketing strategies, including new point of sale materials and additional field sales representatives, beginning in the second quarter of 1996. The bankruptcy of a distributor, increased promotional and labor expenses associated with the operation of the Hopland Brewery brewpub and merchandise store, and increased marketing expenses resulted in a 34.9% increase in operating expenses. While Management plans to continue marketing expenses at a high level and plans to continue promotional expenses at the Hopland Brewery brewpub at current levels, but the Company will not incur any additional losses (approximately $38,000) attributable to the bankrupt distributor. Management's decision to write off $38,300 in expenses incurred in exploring a long-term alliance with a Midwestern distribution company (classified as "other expense"), when combined with a $95,085 decrease in interest earnings as the Company spent the cash proceeds from its initial public offering for equipment and building construction further reduced pre-tax income to a $94,848 loss for the first nine months of 1996 compared to income of $144,885 for the same period in 1995.


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

The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Income. See Financial Statements elsewhere in this Report, for the periods indicated:



                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                        1996           1995
                                                    ------------   ------------
Statements of Income Data:
     Sales .......................................     104.06%        104.57%
     Excise taxes ................................       4.06           4.57
     Net sales ...................................     100.00         100.00
     Costs of sales ..............................      48.68          53.64
     Gross profit ................................      51.32          46.36
     Retail operating expense ....................      19.43          18.41
     Marketing expense ...........................      17.00           8.09
     General and administrative expense ..........      16.90          18.52
     Total operating expenses ....................      53.30          45.02
     Income (loss) from operations ...............      (1.98)          1.35
     Other income (expense).......................      (1.29)          4.34
     Income (loss) before income taxes ...........      (3.27)          5.68
     Provision for (benefit from) income taxes ...      (0.82)          2.40
     Net income (loss) ...........................      (2.45)          3.29


                                                           At September 30,
                                                  ------------------------------
                                                      1996              1995
                                                  -------------    -------------
Balance Sheet Data:
     Cash and cash equivalents ............       $   242,202        $ 2,809,524
     Working capital (deficit).............        (3,240,255)         3,062,275
     Property and equipment ...............         8,150,952          1,663,375
     Deposits and other assets ............           158,028             62,387
     Total assets .........................         9,452,776          5,078,131
     Long-term debt .......................           718,672            483,642
     Total liabilities ....................         5,099,714            743,894
     Shareholders' equity .................         4,353,062          4,334,237

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


Gross profit. Gross profit increased 26.1% from $1,181,865 for the nine month period ended September 30, 1995 to $1,490,389 for the comparable period in 1996.

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


Other income (expense). Other income (expense) decreased by $147,752 in the nine months ended September 30, 1996 compared to the same period for 1995 primarily as a result of a decrease of $84,162 in net interest earnings as cash from the initial direct public offering was used for the expansion project, a write-off of approximately $38,300 in expenses incurred in exploring a long-term alliance with a mid-western distribution company, the non-recurrence of $15,300 in one-time refunds of workers' compensation premiums, and $14,000 in un-reimbursed glass recycling fees, offset by $3,600 in income from disposition of unneeded assets and $410 additional miscellaneous income.


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

Inventories of packaged beer increased when the Company initially increased its capacity in late 1995 and early 1996 before implementing its new marketing plan. The Company does not use preservatives in its products, and accordingly the packaged beer has a shelf life of approximately 120 days from the release date. The Company's policy is to sell product to distributors with sufficient remaining shelf life to ensure that the beer will be fresh when sold to the consumer. Product that remains unsold after 120 days is returned to the Company for destruction or other disposition. In accordance with these policies, in the third quarter of 1996, the Company wrote-down its inventories by $51,000 representing approximately 6,000 cases of product remaining from its initial overproduction. Management is making arrangements with a producer of distilled beverages to convert this product to a whiskey or other liquor which may be marketed under the Company's trademark. The write-down was reflected as an increase in cost of goods sold. Management does not expect to realize any revenue from this arrangement until the new product is actually sold.


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



Date     February 5, 1997              /s/ H. Michael Laybourn
    ----------------------------       -----------------------------------------
                                       H. Michael Laybourn, President


Date     February 5, 1997              /s/ Norman H. Franks
    ----------------------------       -----------------------------------------
                                       Norman H. Franks, Chief Financial Officer