Form 10KSB
period 1996-12-31
MENDOCINO BREWING CO INC
filed 1997-04-15
CIK 919134

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
    [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to________________________
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

     Title of each class               Name of each exchange on which registered
 Common Stock, without par value             The Pacific Stock Exchange

Securities registered under Section 12(g) of the Act:

                                 Not applicable
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       -    -

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $4,004,700

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 2, 1997 was $10,416,000.

     The number of shares the issuer's common stock outstanding as of March 31, 1997 is 2,322,222. (Does not include 300,000 shares issued subject to substantial restrictions as security for a forbearance. Also does not include approximately 16,000 shares, subscriptions for which the Company had received but not accepted as of March 31, 1997.)

     Transitional Small Business Disclosure Format Yes   No X
                                                       -    -

                                     PART I

Item 1.  Business.

Overview

         Mendocino Brewing Company, Inc. brews Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, and three other ales, one stout, and one porter for the domestic craft beer market. A "craft beer" is a full-flavored beer brewed in the traditional style. Mendocino Brewing is one of the first of the modern craft brewers, having opened the first new brewpub in California and the second in the United States since the repeal of Prohibition, and has been recognized for its innovations in the brewpub concept, its craft brew style, its distinctive labels, and its role in industry associations. Mendocino Brewing's objective is to transform itself from the country's leading microbrewery (based on annual sales from 1990 through 1995 among brewers with annual capacity of less than 15,000 bbl.) to a major national craft brewer offering among the highest quality craft beers available anywhere in America.

         Mendocino Brewing is building a new brewery in Ukiah, California (110 miles north of San Francisco). Management presently expects to begin producing test brews at the new facility in April 1997. The new brewery will have an initial annual capacity of approximately 60,000 bbl., which is more than four times the Company's annual capacity from 1993 through the first nine months of 1995 of 13,600 bbl. Ultimately, the facility can expand to 200,000 bbl. per year.

Company Background

         Mendocino Brewing Company was originally formed in March 1983 as a California limited partnership (the "Partnership"). On January 1, 1994, the business was incorporated by transferring all of the Partnership's assets, including its name, to a newly formed California corporation in exchange for all of the Common and Preferred Stock of the corporation. The Partnership distributed these shares to its partners on January 3, 1994. As used hereafter, references to the "Company" and "Mendocino Brewing" include the business operations of the Partnership before its incorporation.

         Mendocino Brewing first bottled its flagship brand, Red Tail Ale, in December 1983. In February 1995, Mendocino Brewing completed a $3.6 million direct public offering at $6 per share. The Company purchased nine acres of land in Ukiah, California in 1995 and broke ground on the new brewery in September 1995. Seeking to maximize the capacity of the Hopland facility in the interim, the Company added an additional bottling tank in the Fall of 1995, which permitted the Company to begin 24 hour brewing operations. This increased the annual capacity of the Hopland facility to 18,000 bbl., technically taking the Company out of the microbrewery category. The Company's products are sold in over 1,500 retail outlets in Northern California and in selected locations throughout the United States. See "Product Distribution."

         Mendocino Brewing is recognized for its contributions to the craft brewing industry and enjoys a national and international reputation. The Company's distinctive and award winning Red Tail Ale label is frequently featured in calendars, posters, and literature concerning the craft beer industry. Although introduced only this summer, the equally distinctive Blue Heron Pale Ale label has also won awards and is featured in the 1997 Brew Art(TM) calendar published by Ronnie Sellers Productions of Kennebunk, Maine. The Company enjoys good visibility within the industry, due in part to the leadership its officers have provided within various industry trade groups. See "Management."

Industry Overview

         Domestic Beer Market. According to Modern Brewery Age's 1996 Statistical Report, overall domestic beer sales in 1996 was 178 million bbl. (up 0.6% from 1995). A barrel equals approximately 13.78 cases or 331 twelve ounce bottles; 178 million bbl. is therefore the approximate equivalent of 59.0 billion 12 oz. bottles of beer.

         The U.S. beer market may be divided into five segments:
                       1995 Est.                                                           Representative Suggested
Segment              Market Share               Top Brands                                  Retail Price/6-pack
--------------------------------------------------------------------------------------------------------------------
Low-Priced             60.0%     Busch, Milwaukee's Best, Old Milwaukee                             $2.80
Premium                31.4%     Budweiser, Miller Lite, Bud Light, Coors Light                     $4.05
Super-Premium           1.2%     Michelob, Lowenbrau                                                $4.67
Import                  5.5%     Heineken, Guinness, Bass                                           $7.90
Domestic Craft          1.9%     Samuel Adams, Pete's, Sierra Nevada, Red Tail Ale             $5.99 to $6.99

         Domestic Craft Beer Segment. While overall beer sales have been basically flat for several years, domestic craft beer sales have increased at a rate of approximately 40% per year for several years, slowing a bit in 1996. Many industry analysts predict that craft beer sales will continue to increase until they achieve a market share of 5%-6% by the year 2000.

         Craft beers are characterized by their full-flavor and are usually produced along traditional European brewing styles. The majority of craft beers are ales, although some are malt lagers. Wheat beers and fruit flavored ales and lagers have enjoyed recent popularity among craft beer consumers.

Competition

         The craft beer category consists of:

   o Contract brews -- any style brew produced by one brewer for sale under the label of someone else who does not have a brewery or whose brewery does not have sufficient capacity.

   o Regional craft brews -- "hand-crafted" brews, primarily ales, sold under the label of the brewery that produced it.

   o Microbrews -- "hand-crafted" brews, primarily ales, sold under the label of the brewery that produced it, if the capacity of the brewery does not exceed 15,000 bbl. per year.

   o Large brewer craft-style brews -- a brand brewed by a national brewer which may only imitate the style of a craft beer. These craft-style brews are often sold under the label of a brewery that does not exist or the label of a brewpub with no bottling capacity. The term "phantom brewery" is sometimes used to describe such brands.

   o Brewpub brews -- "hand-crafted" brews produced for sale and consumption at the brewery, which is normally connected with a restaurant/saloon. Brewpub brews are not normally sold for off-site consumption in significant quantities.

         Mendocino Brewing competes against all of the above brewers primarily on the basis of product quality and image.

         Of the approximately 3.7 million bbl. of craft beer produced in America in 1995 (detailed 1996 statistical information is not currently available), contract brews (led by Samuel Adams Boston Lager, Pete's Wicked Ale, and their respective related brands) accounted for approximately 1.5 million bbl., or 41% of the total; regional craft brands (led by Sierra Nevada, Redhook, Pyramid (Hart Brewing, Inc.), Anchor, and Full Sail) represented approximately 1.25 million bbl., or 34% of the total; and microbrews (led by Red Tail Ale) represented approximately 910,000 bbl., or 25% of the total. Because Mendocino Brewing's annual production exceeded 15,000 bbl. by less than 150 bbl. in 1995, some industry publications have classified the Company as a regional craft brewer for that year.


----------------------------------------------------------------------------------------------------------------
                                           1995 & 1996 Domestic Craft Beer Market
                                                                    1995                       1996
           Largest Craft Brewers in Mendocino              Total Sales      Annual      Total Sales     Annual
           Brewing's Primary & Target Markets             (x 1,000 bbl.)    Growth    (x 1,000 bbl.)    Growth
---------------------------------------------------       --------------   --------  ---------------  ----------
     1   Boston Beer Co. (Boston, MA)                          960            37%          1210           26%
     2   Pete's Brewing Co. (Palo Alto, CA)                    348            91            426           22
     3   Sierra Nevada Brewing Co. (Chico, CA)                 201            31            267           33
     4   Redhook Ale Brewery (Seattle, WA)                     158            69            225           42
     5   Hart Brewing Co. (Kalma, WA)                          123            71            128            4
     6   Widmer Brewing Co. (Portland, OR)                      70            40            122           75
     7   Anchor Brewing Co. (S.F., CA)                         105             1            108            3
     8   Full Sail Brewing Co. (Hood River, OR)                 70            36             79           12
     9   Portland Brewing Co. (Portland, OR)                    63            82             67            6
    10   Bridgeport Brewing Co. (Portland, OR)                  19             6             20            6
    11   Mendocino Brewing Co. (Hopland, CA)                    14             8             17           13
         Remaining Domestic Craft Brewers (approx. 1200)     1,663            44            N/A          N/A
                                                             -----
     Total Domestic Specialty Segment Production             3,780            44%           N/A          N/A
-----------------------------------------------------------------------------------------------------------------

         Source:  Modern Brewery Age

Products

         Mendocino Brewing brews three ales and a stout year-round, three seasonal ales, and a seasonal porter:

   o RED TAIL ALE, a full flavored amber ale, is the flagship brand of Mendocino Brewing.

   o BLUE HERON PALE ALE is a golden ale with a full body and a distinctive hop character.

   o BLACK HAWK STOUT is the fullest in flavor and body of the Company's brews.

   o     EYE OF THE HAWK SELECT ALE is a high gravity deep amber summer ale.

   o YULETIDE PORTER is a deep brown Holiday brew with a traditionally rich, creamy flavor.

   o PEREGRINE PALE ALE is brewed year-round with a more delicate flavor and character.

   o SPRINGTIDE ALE is brewed around St. Patrick's Day and appears as a fresh, flowery, spicy golden ale.

   o FROLIC SHIPWRECK ALE 1850, a Scottish-style ale brewed around July, was introduced in 1994 as a fund-raiser for the Mendocino County Museum to commemorate the wreck of the clipper ship Frolic, with its cargo of Scottish ale, on the Mendocino coast in 1850. Salvage efforts were abandoned when workers, upon sighting the previously unreported big trees of Mendocino County, launched the timber industry which has characterized the area ever since.

         Mendocino Brewing uses an ale yeast strain that was first introduced at New Albion Brewing Co. in the late 1970s. Management knows of no other brewery that ferments its beer with this particular strain of yeast. The Company maintains the yeast strain under laboratory conditions at two separate locations. Mendocino Brewing is among a minority of brewers who use whole hop flowers instead of processed hop pellets in their brewing processes. This technique contributes to the distinctive characteristics of the brews. The Company adds active fermenting beer (Krausen) after the beer is bottled, which produces a pleasant amount of natural carbonation. The thin layer of brewer's yeast in the bottom of the bottle is a natural characteristic of bottle conditioned ale.

         Mendocino Brewing's distinctive brews have been very well received in the market and within the industry. Eye of the Hawk Select Ale won a gold medal at the 1991 Great American Beer Festival after winning a silver in 1990, and also won a bronze in 1992. Blue Heron Pale Ale was awarded a Gold Medal with a Special Award of Excellence from the Underground Wine Journal in February 1997 in a competition among 183 ales from across the United States and won a bronze medal at the 1991 Great American Beer Festival.

The Hopland Brewery Brewpub and Merchandise Store

         To date, Mendocino Brewing's major marketing tool has been the Hopland Brewery brewpub and merchandise store. Located on a major tourist route in Hopland, California, 100 miles north of San Francisco, the

Hopland Brewery, which opened in 1983, was the first brewpub to open in California and the second in the United States since the repeal of Prohibition.

         The brewpub is housed in a 100 year-old brick building that was once known as the Hop Vine Saloon. The inside walls are trimmed with the original turn-of-the-century ornamental stamped tin. Works of local artists are featured on a rotating basis. The bar is hand-crafted, early California style blond oak and brass that complements the tradition of the tavern and the Company's brews. The pub includes a dart room and a stage. Patrons can view the brewing process through windows in the adjoining brewhouse. An outdoor Beer Garden includes a shaded grape arbor, flowers, trellised hops in the summer, picnic tables, and a sandbox for the kids.

         Beverages served include Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Peregrine Pale Ale, and a seasonal brew on tap, along with local wines, Hopland Seltzer Water, local apple juice, and soft drinks. The brewpub also features hand pumped cask conditioned ales. The menu features home-style cooking, spicy beer sausages, legendary hamburgers, Red Tail chili, fresh salads, snacks, vegetarian entrees, and daily specials at moderate prices. The brewpub operates days and evenings, with live music on Saturdays and for special events, such as the Company's annual Anniversary Party in August and its Oktoberfest in October.

         The adjacent Merchandise Store sells off-sale packages of the Company's brews (including gift packs) and merchandise such as hand-screened label T-shirts, posters, engraved glasses and mugs, logo caps, books about brewing, gift packs, and other brewery-related gifts.

         Management had planned to continue bottling operations at the Hopland facility until the Company could no longer keep up with demand, and then transfer bottling operations to the Ukiah facility. Until that time, production at the Ukiah facility was to consist solely of draft beer. Based on preliminary sales data for January and March, 1997, it appears that bottling operations will need to move to Ukiah as quickly as practical. The Company will continue to operate the Hopland facility to provide special occasion draft beers for the brewpub; to research, develop, and test-market new craft brews; and as a brewing education and training site.

Strategy

         Mendocino Brewing's objective is to transform itself from the country's leading microbrewery (based on annual sales from 1990 through 1995) to a nationally known and respected craft brewer that offers among the highest quality craft beers available anywhere in America. Management perceives that the continued growth in the domestic craft beer segment (see "-Industry Overview") has given rise to a qualitative shift in the public's awareness of craft beers, and that this shift now gives the Company an opportunity to enter new markets at a time when many consumers are discovering craft brews for the first time. Management believes that an important step is to position Mendocino Brewing's products as offering superior quality with very high perceived value and distinctive brand images, even when compared with other craft brews. Management plans to accomplish this objective by making the Company's most popular brews available in 12 oz. six packs and draft, increasing the Company's brand development efforts, and entering new geographic markets. In completing the plans for the new brewery, Management also concluded that it could position itself better in the market and realize certain cost efficiencies and overall cost reductions by designing a plant with an initial capacity of 60,000 bbl. per year (20% greater than originally planned) and an ultimate capacity of 200,000 bbl. per year (54% greater than originally planned).

New Product Offerings

         Until recently, Mendocino Brewing's capacity limitations and marketing considerations dictated that the bulk of the Company's production be Red Tail Ale in 12 oz. six packs. Draft beer has been limited to production for sale at the Hopland Brewery, and other brews, such as Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, Yuletide Porter, and Frolic Shipwreck Ale 1850, have been available only in limited quantities of 750 ml or 22 oz. bottles. A key element of the Company's strategy is to make more of its products available in 12 oz. six-packs and draft. The new products are:

   o Blue Heron Pale Ale 12 oz. Six-Packs. Blue Heron Pale Ale is now available at selected retail outlets in 12 oz. six packs. The bottles and carrier pack feature a colorful new label depicting a Great Blue Heron preparing for flight against a soft, misty background of the Russian River (which flows through Hopland) and surrounding hills. The design has already won the prestigious 1996 Northern California Addy award and the silver medal in the 1996 International Brand Packaging Award competition sponsored by Graphic

         Design: USA magazine. The label is also featured in the 1997 Brew Art(TM) calendar published by Ronnie Sellers Productions of Kennebunk, Maine.

   o Black Hawk Stout 12 oz. Six-Packs. Management plans to introduce Black Hawk Stout in 12 oz. six-packs following completion of its new label development, which Management expects to occur in 1997. This forward looking statement is subject to risks and uncertainties. Among other things, tasks such as completing the new brewery may divert Management's attention from matters such as label development. The speed with which new Black Hawk Stout labels are developed will also depend, in part, on the amount of proceeds raised in the Company's current direct public offering. The Black Hawk Stout label presently consists of the basic Mendocino Brewing Company logo with the words BLACK HAWK STOUT and is distributed in 22 oz. bottles in limited quantities.

   o Draft brews in half barrel kegs. Management presently intends to make draft production of Red Tail Ale, Blue Heron Pale Ale, and Black Hawk Stout in half barrel kegs the first priority of the new brewery. The Company is designing special tap handles and other marketing materials for its draft products. Historically in the beer industry, introducing draft products into restaurants and other establishments has driven bottle sales which in turn has increased demand for draft products in locations not served. These forward looking statements are subject to risks and uncertainty. Among other things, there is no assurance that sale of the Company's brews will help it achieve the critical mass that Management seeks.

Brand Development

         Management believes that consumers of the Company's brews are like the typical craft beer consumer described in the H.C. Wainwright & Co. industry report of October 12, 1995. According to this report, the typical craft beer consumer is interested in "upscale and diversified" products with a "distinctive brand image" and "full flavored taste." Craft beer consumers also tend to be consumers of gourmet coffees, fine wines, all-natural products, and other "affordable luxuries." A survey conducted by ICR of Media, PA found that the following percentages of people had tried a craft beer:

      o   25% of all U.S. beer drinkers
      o   23% of women beer drinkers
      o   26% of male beer drinkers

      o   51% of  people  with  annual  incomes  of  $75,000+
      o   Greater than 50% of  college educated  people
      o   38% of adults  25-34 years old
      o   10% of adults 45 years and older

      o   32% of beer drinkers in the Northeast
      o   28% of beer drinkers in the West
      o   26% of beer drinkers in the Midwest
      o   17% of beer drinkers in the South

         One of the ways Mendocino Brewing projects its quality and corporate values to consumers is through its Red Tail Ale, Blue Heron Pale Ale, and Eye of the Hawk Select Ale labels. The Company has used nationally-known wildlife artists including Randy Johnson and Lee Jayred for its label designs. In 1990, Mendocino Brewing received the Paperboard Packaging Council's Silver Award for Excellence in Packaging and Award for Excellence in Graphic Design and a Northern California Addy Award for its Red Tail Ale packaging. In 1996, the Company received a Northern California Addy Award and a silver medal in the International Band Packaging Award competition sponsored by Graphic Design: USA magazine for its Blue Heron Pale Ale packaging. It is Management's experience that distributors and retailers realize the importance of superior packaging graphics and appreciate the Company's offerings for that reason.

         Management believes that the Red Tail Ale label successfully communicates the value of Mendocino Brewing's products with the label's respectful depiction of a red tail hawk flaring its wings as it prepares to land with clusters of hops and barley in its talons. The illustrations Mendocino Brewing uses with its Blue Heron Pale Ale and Eye of the Hawk Select Ale labels are intended to evoke similar responses, as will be the illustration for Black Hawk Stout when introduced.

         The popularity of Mendocino Brewing's logos and trademarks is evidenced by the sale of merchandise bearing these marks at the Hopland Brewery merchandise store and through the merchandise catalogue the Company introduced in 1994. As part of its marketing efforts, therefore, the Company intends to implement a brand marketing development program that will emphasize:

   o Point-of-sale promotional materials including brochures, signage, table tents, coasters, tap handles, and glassware.

   o     Clothing (caps, T-shirts, polo shirts, sweatshirts, etc.).

   o Signage for distributor trucks to create "moving billboards." Mendocino Brewing's emphasis on separate, distinctive illustrations for its various brands enables it to produce a variety of images to create consumer interest.

   o World Wide Web Page. Mendocino Brewing's web page is located at http://mendobrew.com and features information about the Company and the Hopland Brewery brewpub and merchandise store, the Company's brewing process, the Company's brands, the Hopland area, Company merchandise, and shareholder information. The web page address is featured prominently on Company marketing materials and can be accessed through the Real Beer web site.

   o Continued use of the Brewsletter beyond its current mailing list of 12,000. The Brewsletter is a newsletter Mendocino Brewing publishes and distributes to educate subscribers about the brewing industry and the Company's products and to promote the Company's image and corporate values.

   o     Strong  visual  presence  at  beer  shows  and  tasting   competitions,
         including the Great America Beer Festival in Denver, the Portland Brewers Festival, and the KQED Beer Festival in San Francisco.

Regional Expansion

         The Company's products are distributed widely in California and in limited quantities at selected accounts in the metropolitan areas of Washington D.C., Boston, Seattle, Phoenix, Chicago, Milwaukee, New York, and Atlanta, and throughout North Carolina, Texas, Oregon, Nevada, and Colorado. The Company plans to add distributors in New Jersey, Maryland, Virginia, and the metropolitan areas of Minneapolis/St. Paul and Philadelphia in the near future. Northern California is the Company's most important market, and Management anticipates that it will remain so for the foreseeable future. The Company's three largest distributors, Golden Gate Distributing (Sonoma and Marin Counties), Bay Area Distributing (the East San Francisco Bay Area), and A&D Distributing (South San Francisco area) accounted for 18%, 14%, and 10%, respectively, of the Company's wholesale distribution in 1996. The percentage of the Company's sales for which these distributors have accounted has decreased, and will continue to decrease, as the Company adds new distributors and supplies them with more product. These forward-looking statements are subject to risks and uncertainties. There is no assurance that the Company will be able to add additional distributors or that its products will be well-received in targeted markets. Management believes that regional identification assists the Company in Northern California and may assist the Company's local competitors in other regional markets.

Pricing Strategy

         Mendocino Brewing's products are priced at or near the top of the market and have been for several years. Recently, the Company decided to pass on to consumers some of the economies resulting from increased capacity and reduced the suggested retail price for a six-pack of Red Tail Ale from $7.43 to $6.99. The suggested retail price for a six-pack of Blue Heron Pale Ale is also $6.99. The Company has noticed that the price range of 12 oz. six-packs of the major craft brew brands has narrowed in the last two years and appears to be converging on $6.50 per six pack, with no major craft brew brand at less than $6.45 per six pack. There is no assurance that craft beer prices will continue at these levels. Nevertheless, Management believes that the Company's products will continue to command prices that will be on at least a par with other major regional craft brewers. These forward looking statements are subject to risks and uncertainties. Retail prices are subject to many factors most of which are beyond the control of the Company. These factors include general economic conditions, competition and consolidation, and ability to anticipate and respond to evolving consumer preferences and attitudes toward adult beverages. Management anticipates that the Company will periodically give temporary price reductions through special promotions in response to market conditions. Frequent price reductions can condition consumers to expect such reductions, which may increase or reduce overall unit sales depending on the circumstances.

Social Responsibility

         Part of Mendocino Brewing's mission is to be viewed as a community, regional, and national asset and as a positive example of how a business should be operated. Management believes that the Company's customers require products with high intrinsic value; that product quality alone is not sufficient; and that a product must distinguish itself from the competition with the values it communicates. These values include commitment to employees, community involvement, and environmental responsibility. Management attempts to instill these values in Company personnel and operations and to communicate to customers the commitment of the Company to act responsibly. The Company encourages employees and distributors to share ownership and mission with Management as well as a sense of pride in the Company's products. Although part of the Company's strategy is to grow through expanded sales, it promotes its brews as beverages of moderation whose distinctive taste and high quality give the consumer satisfaction.

New Brewery

         Mendocino Brewing is completing a 62,000 sq. ft. custom designed facility on nine acres of land in Ukiah, California, approximately 10 miles north of the original brewery. The facility was approximately 89% complete as of March 31, 1997, and is expected to begin producing test brews in April. The facility is planned to feature new fermenting tanks, kegs, and packaging and other miscellaneous equipment to be installed with the Company's existing bottling line. Certain features of the new brewery have been specially designed for the Company's brewing methods, such as equipment for using whole hops and designated space for bottle conditioning. The facility will initially open with an annual capacity of 60,000 bbl. per year. The Company had originally planned a 50,000 bbl. facility, but was able to take advantage of certain economies by revising its plans to a capacity of 60,000 bbl. per year (20% greater than originally planned). The facility has been designed to allow for expansion in stages up to a maximum capacity of 200,000 bbl. per year (54% greater than originally planned). The Company also elected to construct an extensive water treatment facility as part of its commitment to the environment and to reduce the over-all cost of disposing of its waste water.

Product Distribution

         Mendocino Brewing's beers are sold through distributors to consumers in bottles at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants, and convenience stores. The Company intends to make Red Tail Ale, Blue Heron Pale Ale, and Black Hawk Stout available in draft form and may sell to additional kinds of outlets, such as sporting events. The Company's products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. The Company, together with its distributors, markets its products to retail outlets and relies on its distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. The Company also offers its products directly to consumers at the Hopland Brewery brewpub and merchandise store. Of the Company's total beer sales for 1996, 89% (77% of total sales) constituted sales to independent distributors and 11% (9% of total sales) constituted sales at the Hopland Brewery brewpub and merchandise store. Beer sales (wholesale and retail combined) constituted 86% of the Company's total sales in 1996, with food and merchandise retail and catalogue sales constituting the balance. As the Company's sales increase, Management expects sales to independent distributors to increase materially as a percentage of total sales.

Suppliers

         The Company's major suppliers are Great Western Malting Co., Yakima, Washington (malt); John I. Haas, Co., New York, New York (hops); and California Glass Company, Oakland, California and Vitro Packaging, Inc., Dallas, Texas (bottles). The City of Ukiah will supply power and water to the new brewery.

Employees

         As of December 31, 1996, the Company employed 43 full-time and 39 part-time individuals including 10 in management and administration, 24 in brewing operations, and 48 in retail and brewpub operations. Upon the completion of its expansion, Management expects the Company to have increased four current employees to full-time status and to have hired five additional management and administrative employees, three marketing employees and five employees in operations. Management believes that the Company's relations with its employees is excellent. None of its work force is unionized. The Company has agreed with the City of Ukiah that for two years it will give preference in its hiring to residents of Mendocino County.

Patents and Trademarks

         The Company has federal trademark registrations of the MENDOCINO BREWING COMPANY word mark (Reg. No. 1,785,745), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL DESIGN (Reg. No. 2,011,817), BLUE HERON word mark (Reg. No. 1,820,076), BLUE HERON PALE ALE DESIGN (Reg. No. 2,011,816), PEREGRINE PALE ALE word mark (Reg. No. 1,667,796), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), EYE OF THE HAWK SELECT ALE DESIGN (Reg. No. 2,011,818), EYE OF THE HAWK SPECIAL EDITION ANNIVERSARY ALE AND DESIGN (Reg. No. 2,011,815), BLACK HAWK STOUT word mark (Reg. No. 1,791,807), YULETIDE PORTER word mark (Reg. No. 1,666,891), and BREWSLETTER word mark (Reg. No. 1,768,639).

         The registration of the word mark BLUE HERON is a concurrent use registration which gives the Company the exclusive right to use the word mark BLUE HERON throughout the United States with the exception of Oregon, Idaho, Washington, and Montana. BridgePort Brewing Company, the other concurrent owner, has the exclusive right to use the word mark BLUE HERON in those states. The BridgePort Pale Ale label used outside of Oregon, Idaho, Washington, and Montana depicts a blue heron wading in a marsh although the words BLUE HERON do not appear.

         Mendocino Brewing's use of the word mark BLACK HAWK STOUT is, by agreement with Hiram Walker & Sons, Inc., subject to the restriction that it be used only in conjunction with the words "Mendocino Brewing Company".

         Mendocino Brewing does not consider its recipes, techniques, processes, yeast strain, or equipment to be proprietary or necessary to protect.

Government Regulation

         Mendocino Brewing is licensed to manufacture and sell beer by the California Department of Alcoholic Beverage Control ("ABC"). A "Small Beer Manufacturer's License" allows the Company to brew up to 1,000,000 bbl. per year, to conduct wholesale sales, and to sell beer and wine for consumption both on and off the premises. A federal permit from the Bureau of Alcohol, Tobacco, and Firearms ("BATF") allows the Company to manufacture fermented malt beverages. To keep these licenses and permits in force the Company must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, or company structure must also be made to these regulatory agencies. BATF must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities in aggregate of 10% or more in the Company be investigated as to their suitability.

         Taxation of alcohol has increased significantly in recent years. Currently, the Federal tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. The California tax rate is $6.20 per bbl.

         The Hopland Brewery's brewpub is regulated by the Mendocino County Health Department, which requires an annual permit and conducts spot inspections to monitor compliance with applicable health codes.

         The  Company's   production   operations  must  also  comply  with  the
Occupational Safety and Health Administration's workplace safety and worker health regulations and applicable state laws thereunder. Management believes that the Company presently is in compliance with the aforementioned laws and regulations and has implemented its own voluntary safety program.

Environmental Regulation

         The  Company  is  subject  to  various   federal,   state,   and  local
environmental laws which regulate the use, storage, handling, and disposal of various substances.

         The Company's waste products consist of water, spent grains and hops, and glass and cardboard. The Company has instituted a recycling program for its office paper, newspapers, magazines, glass, and cardboard at minimal cost to the Company. The Company pays approximately $1,000 per month in sewage fees relating to waste water from its Hopland facility. The Company gives its spent grain to local cattle ranchers, who pick up the spent grain at their expense. The Company has not purchased any special equipment and does not incur any identifiable fees in connection with its environmental compliance at its Hopland site.

         Management anticipates that Mendocino Brewing will continue its recycling program at the new brewery. Because of the increased quantities involved, Management expects the Company to sell the spent grain from the Ukiah location to ranchers and/or dairy farmers rather than give it away. The Company has built its own wastewater treatment plant for the Ukiah facility. As a consequence, the Company will not be required to incur sewer hook-up fees at that location. If the Company's discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., the Company will be required to pay additional fees. The estimated cost of the wastewater treatment facility is approximately $900,000, and the estimated cost of operating the plant is between $6,000 and $10,000 per month. The cost may increase with increased production. The Company is exploring various methods of recycling treated wastewater and could realize some revenue from doing so. The Company has contracted to have the liquid sediment that remains from the treated wastewater to be trucked to a local composting facility for essentially the cost of transportation. A Mendocino County Air Quality Control Permit will be required to operate the natural gas fired boiler at the new facility.

         The Company has not received any notice from any governmental agency that it is a potentially responsible person under any environmental law.

Research and Development

         In 1995 the Company performed some research into low-alcohol and non-alcoholic ale. Research and development activity 1996 was minimal. The Company intends to use its original brewing facility at the Hopland Brewery to develop and test market new brews after completion of the new facility.

Qualified Small Business Issuer

         Federal and California tax laws provide a 50% exclusion of any gain from the sale of "qualified small business stock." For shares to qualify for the exclusion, several tests must be met. For instance, the shares must be purchased directly from the Company, not in any later trading market, and the shares must be held for at least five years.

         A "qualified small business" must not have more than $50 million in assets, at least 80% of which are used in a qualified trade or business throughout the holding period. A "qualified trade or business" does not include "operating a hotel, motel, restaurant, or similar business." It is uncertain whether the Company's operation of the Hopland Brewery brewpub currently prevents it from meeting the definition of "qualified small business", as the brewing equipment in Hopland is presently used in both wholesale and retail operations and no applicable regulations have been published to assist in making such determination. Management believes, after consulting with its accountants, that completing the new brewery will reduce the assets of the Company used in the operation of the brewpub to well below 20%, but Management does not intend to request any opinions or rulings on this issue at the present time.

         The Company intends to submit reports if and to the extent any are required under federal law to make the 50% exclusion from capital gains available, and submitted such a report in California for 1995, the first year in which California required such a report. Given the absence of applicable regulations, there is no assurance that California taxing authorities will agree with the information contained in the report. There are limitations on the persons who may use any exclusion. Prospective investors should consult their own tax advisors concerning the possible applicability of these exclusions.

Item 2.  Description of Property.

         The Company currently leases a 15,500 square foot building in Hopland. The lease expires on September 1, 2004. Additionally, the Company leases a 4,000 sq. ft. portion of a warehouse, located approximately two miles from the Hopland facility. The Company owns nine acres of land in Ukiah, California on which the Company is completing its new brewery.


Item 3.  Legal Proceedings.

         The Company is not currently involved in any material litigation or proceeding. The Company has received a written claim by a terminated distributor that its termination was improper notwithstanding the language of the written distribution agreement permitting either party to terminate by giving 30 days written notice. No legal action has been instituted with respect to this claim as of the date of this Report. Management does not believe that there is any merit to the claim.


Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the security holders during the fourth quarter of 1996.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Mendocino  Brewing's  Common  Stock  was  listed on the  Pacific  Stock
Exchange (symbol MBR) on February 21, 1995. The high and low closing sales prices for the Common Stock on the Pacific Stock Exchange are set forth below for the quarters indicated:

                             1995                                                1996
      --------------------------------------------------   ---------------------------------------------------
      1st Quarter   2nd Quarter  3rd Quarter  4th Quarter  1st Quarter  2nd Quarter  3rd Quarter   4th Quarter
High    $13.50         $9.25        $8.75        $8.12        $7.38       $10.82       $10.00         $8.38
Low      $7.62         $7.12        $7.75        $7.00        $5.50        $5.82        $7.38         $5.75

         There were approximately 2,435 shareholders of record as of January 6, 1997. Management intends to retain Mendocino Brewing's earnings for use in the business and does not expect the Company to pay cash dividends in the foreseeable future. The Company's credit agreements provide that the Company shall not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend) or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that such restrictions will remain in effect for as long as the Company has significant bank financing, including the long-term debt on the Ukiah real estate. The holders of the Company's 227,600 outstanding shares of Series A Preferred Stock are entitled to aggregate cash dividends and liquidation proceeds of $1.00 per share before any dividend may be paid with respect to the Common Stock. The Series A Preferred Shares are canceled after they have received their $1.00 per share aggregate dividend. Management does not have any present intention to declare or pay a dividend on the Series A Preferred Stock.

Item 6.  Management's Discussion and Analysis.

         The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto and other financial information included elsewhere in this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

Overview

         Mendocino Brewing's financial performance during 1996 was been characterized by increased sales and gross profits from brewing operations and decreased cost of goods sold as a percentage of net sales, offset by increased marketing expenses, administrative expenses attributable to the Company's expansion plan and the cost of being a public company, and the aggregate net effect of certain one-time gains, certain one-time losses, and decreasing interest earnings from the net proceeds of the Company's initial public offering. Management attributes the increase in sales to the implementation of new marketing strategies, including new point of sale materials and additional field sales representatives, beginning in the second quarter of 1996. Improvements to brewing operations in September 1995 increased capacity by 32% and significantly reduced cost of goods as a percentage of sales.

         Comparing 1996 to 1995, net sales were up 7.7%, gross profit was up 12.2%, and. cost of goods sold was down 2.0% as a percentage of net sales. In 1996, the bankruptcy of a distributor, increased promotional and labor expenses associated with the operation of the Hopland Brewery brewpub and merchandise store, and increased marketing expenses resulted in a 36.8% increase in operating expenses. While Management plans to continue marketing expenses at a high level and plans to continue promotional expenses at the Hopland Brewery brewpub at current levels, the Company will not incur any additional losses (approximately $33,000) attributable to the bankrupt distributor. Management's decision to write off $47,600 in expenses incurred in exploring a long-term alliance with a mid-western distribution company (classified as "other expense"), when combined with a $117,500 decrease in net interest earnings as the Company spent the cash proceeds from the public offering for equipment and building construction, resulted in a $123,800 loss for 1996 compared to income of $173,700 for the same period in 1995.

Results of Operations

         The following tables set forth, as a percentage of net sales, certain items included in Mendocino Brewing's Statements of Income. See Financial Statements and Notes thereto.

                                                  Year Ended December 31,
                                                  -----------------------
                                                     1996           1995
                                                    ------         ------
Statements of Income Data:
  Sales .........................................   104.30%        104.73%
  Less excise taxes .............................     4.30           4.73
                                                    ------         ------
  Net sales .....................................   100.00         100.00
  Costs of goods sold ...........................    49.74          51.77
                                                    ------         ------
  Gross profit ..................................    50.26          48.23
  Operating expenses ............................    54.75          43.10
                                                    ------         ------
  Income (loss) from operations .................    (4.49)          5.13
  Other income (expense) ........................    (0.77)          4.03
                                                    ------         ------
  Income (loss) before income taxes .............    (5.26)          9.16
  Provision for (benefit from) income taxes .....    (2.04)          4.29
                                                    ------         ------
  Net income (loss) .............................    (3.22)%         4.87%
                                                    ======         ======

                                                         At December 31,
                                                 -------------------------------
                                                       1996              1995
                                                 ---------------    ------------
Balance Sheet Data:
     Cash and cash equivalents ..............      $   494,800       $1,696,100
     Working capital ........................       (3,616,800)         959,100
     Property and equipment .................        9,270,300        3,954,100
     Deposits and other assets ..............          304,100           71,000
     Total assets ...........................       11,144,600        6,514,000
     Long-term debt .........................             --            554,900
     Obligation under capital lease .........        1,863,000             --
     Total liabilities ......................        6,844,200        2,089,800
     Shareholder's equity ...................        4,300,400        4,424,200

         Sales. Net sales increased 7.7% from $3,566,500 in 1995 to $3,839,700 in 1996. Management attributes the growth in sales to the implementation of new marketing strategies, including new point of sale materials and additional field sales representatives, beginning in the second quarter of 1996. A decrease in sales in the first and fourth quarters of 1996 compared to 1995 was offset by an increase in sales in the second and third quarters of 1996 compared to 1995. Management attributes the decrease in the first quarter of 1996 to delays in implementing the new marketing plan, the increases in the second and third quarters of 1996 to the new marketing plan, and the decrease in the fourth quarter to a wholesale price reduction in September 1996 (see "Business - Pricing Strategy") plus a decrease in case shipments of 1.7%. Management attributes approximately half of the sales increases in the second and third quarters to increased sales to existing distributors and the other half to
geographic   expansion.   Retail  sales  at  the  Hopland  Brewery  brewpub  and
merchandise store were down 2.4% for 1996 compared to 1995. Management attributes the decline in sales at the Hopland Brewery brewpub and merchandise store to slower off-premise bottled beer sales (due to increased availability of MBC products outside of Hopland) offset by increased food sales.

         Cost of goods sold. Cost of goods sold decreased as a percentage of net sales by 2.0 percentage points from 1995 to 1996. The implementation of 24-hour brewing in September 1995 significantly improved production efficiencies. Management negotiated a reduction in the cost of bottles starting in the third quarter of 1995.

         Gross profit. Gross profit increased 12.2% from $1,720,000 in 1995 to $1,930,000 in 1996.

         Operating expenses. Operating expenses increased 36.8% from $1,537,300 in 1995 to $2,102,400 in 1996. Several factors contributed to the increases. Marketing expenses increased by $404,500 from 1995 to 1996. Management attributes the increases to $120,400 in increased point of sale and other promotional and advertising costs, $77,400 in increased marketing and sales labor, $54,000 to additional periodic price discounts to distributors, $48,700 in increased travel and lodging expenses incurred in developing new geographic markets, $47,200 to increased distribution expense, $32,900 to the write-off of a bad debt from a bankrupt distributor, and $23,900 in net miscellaneous expenses. Most of the foregoing expenses were incurred in connection with the Company's expansion plan. Management expects the Company to further increase marketing expenses through 1997. General and administrative expense increased from 1995 to 1996 by $71,600 consisting of $47,200 in increased labor costs, $27,800 in increased legal fees, $18,400 in un-reimbursed glass recycling fees, and $14,100 in costs associated with being a public company, offset by a decrease in profit-sharing retirement plan contribution of $30,000 and a net decrease of $5,900 in other costs. Finally, operating expenses at the Hopland Brewery brewpub and merchandise store increased from 1995 to the comparable period in 1996 by $89,000 due primarily to $55,500 in additional labor costs, $17,900 in increased promotional expenses, and $15,600 in net miscellaneous expenses.

         Impact of Inventory Aging Policies. During the time that Mendocino Brewing's distributors were on allocation, the Company shipped all of its product promptly upon production. Product freshness was not an issue. Inventories of packaged beer increased when the Company initially increased its capacity in late 1995 and early 1996 before implementing its new marketing plan. The Company does not use preservatives in its products, and accordingly the packaged beer has a shelf life of approximately 120 days from the release date. The Company's policy is to sell product to distributors with sufficient remaining shelf life to ensure that the beer will be fresh when sold to the consumer. Product that remains unsold after 120 days is returned to the Company for destruction or other disposition. In accordance with these policies, in the third quarter of 1996, the Company wrote-down its inventories by $51,000 representing approximately 6,000 cases of product remaining from its initial overproduction. The write-down was reflected as an increase in cost of goods sold.

         Other income (expense). Other income (expense) decreased by $173,600 in 1996 compared to the same period for 1995 primarily as a result of a decrease of $117,500 in net interest earnings as cash from the initial direct public offering was used for the expansion project, a write-off of $38,300 in professional expenses and $9,300 in product development costs incurred in exploring a long-term alliance with a mid-western distribution company, and the non-recurrence of $15,300 in one-time refunds of workers' compensation premiums. These expenses were offset by $3,600 in income from disposition of unneeded assets and $3,200 additional miscellaneous income.

         Provision for (benefit from) income taxes. The Company recognized a benefit from income taxes in 1996 of $78,200 compared to a tax provision of $173,700 for the same period in 1995. See "Notes to Financial Statements, Note 1
- Description of Operations and Summary of Significant  Accounting  Policies and
Note 12 - Income Taxes."

         Net income (loss). For 1996 compared to the same period for 1995, net income was down $297,500 for a net loss of $123,800 compared to net income of $173,700 due to a $565,000 increase in operating expense and a $173,600 decrease in other income (expense) which more than offset a $210,000 increase in gross profit and a $231,100 reduction in the provision for income taxes.

Segment Information

         Mendocino Brewing's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 76.6% of the Company's 1996 annual sales. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store, the Hopland Brewery. This segment accounted for 23.4% of the Company's 1996 annual sales, 9.3% of which consisted of the sale of draft and bottled beer, and the remaining 14.1% of which consisted of sales of food and merchandise. Wholesale and retail beer sales in both segments combined comprised 85.9% of the Company's annual sales in 1996. See "Notes to Financial Statements, Note 13 - Segment Information."

         Mendocino Brewing is now in the process of increasing its brewing capacity by more than three times (18,000 bbl. to 60,000 bbl.). Proceeds from the sale of all of the stock offered in the Company's current direct public stock offering would permit the Company to expand its operations to up to 75,000 bbl. per year, an aggregate increase from the Company's current capacity of 18,000 bbl. of more than four times. (See "Business: New Brewery") As the Company does not intend to expand its brewpub operations, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

Seasonality

         Beer consumption nationwide has historically increased by approximately 20% during the summer months. Mendocino Brewing's wholesale distributors were on allocation while the Company's annual capacity was capped at 13,600 bbl., so seasonality had little effect on wholesale sales through late 1995. It is not clear to what extent seasonality will affect the Company as it expands its capacity and its geographic markets. The Company brews four seasonal beers:
Springtide Ale in March, Eye of the Hawk Select Ale from July through October, Frolic Shipwreck Ale 1850 in July, and Yuletide Porter in November and December. These seasonal beers tend to augment sales during the periods in which they are available. Retail operations, which depend largely on tourist traffic, historically have been higher in the third and fourth quarters.

Financing the New Brewery.

         New Brewery Cost. The presently estimated cost of the new brewery at its initial annual capacity of 60,000 bbl. is $11.4 million. This includes $0.8 million for the land, $7.1 million for improvements to the real estate, $3.1 million for equipment, and $0.4 million for financing costs. Increasing the initial annual capacity of the new brewery to 75,000 bbl. will require an additional expenditure for equipment of approximately $0.5 million. Of this amount, approximately $9.84 million has been paid or provided for from cash raised in the Company's initial direct public offering and the proceeds of debt described below and cash from operations. The balance of approximately $1.56 - $2.06 million will have to be funded from the proceeds of the Company's current direct public offering, cash from operations, and/or other sources as described below.

         Construction Financing. Mendocino Brewing has obtained a $2.7 million construction loan secured by a first priority deed of trust on the Ukiah land and improvements and the proceeds of the current direct public offering from the Savings Bank of Mendocino County along with a written commitment to convert the construction loan to a 15 year term loan upon successful completion of the new brewery, subject to certain conditions. As of March 31, 1997, approximately 89% of the construction loan had been funded. The construction loan bears interest at the lender's prime plus 2% (initially 10.25%), payable monthly. The lender has agreed to extend the due date to July 1, 1997, and the necessary documentation is pending. Assuming that the loan is extended, the current commitment provides that upon conversion, the loan will bear interest at the then prevailing 5 Year Treasury Constant Maturity Index (but not less than 10%), with a maximum for the first five years at 2% above the initial fully indexed rate, and a maximum during the remaining term of the loan at 3% above the initial fully indexed rate at the beginning of the remaining term. The minimum annual interest rate is 8%. The loan will be over 25 years with a balloon payment upon maturity. The lender's commitment letter states that the lender will convert the unpaid principal at maturity to a fully amortized 10-year loan subject to terms and conditions to be agreed upon at that time. The commitment letter proposes to require the Company to pledge all proceeds of the Company's current direct public offering in excess of $2.5 million as collateral for the 15-year term loan, with the provision that the lender will release the funds from the pledge to purchase additional equipment if the Company is meeting its sales and revenue objectives.

         Equipment Lease. FINOVA Capital Corporation has also agreed to lease new brewing equipment with a total cost of approximately $2.07 million to Mendocino Brewing for a term of 7 years with monthly rental payments of approximately $29,000 each. The lease commenced in December 1996. As of March 31, 1997, approximately 81% of the lease had been funded. The balance of the funds are deemed to have been advanced but are held by FINOVA as cash collateral pending acquisition of certain additional equipment. Before that time, FINOVA advanced $750,000 to the Company with interest at the Citibank prime plus 3%. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% nor more than 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at approximately $45,600 per month with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable.

         Seller Financing of Ukiah Real Estate. The seller of the Ukiah land has a note, secured by a third priority deed of trust on the land, with a remaining principal balance as of December 31, 1996 of approximately $262,600 at 9% annual interest payable in monthly installments of principal and interest of $2,380 with the balance due at maturity on June 27, 1997.

         WestAmerica Loan. WestAmerica Bank of Santa Rosa, California has loaned Mendocino Brewing $600,000 secured by Mendocino Brewing's accounts receivable and inventory. The loan is fully funded and bears interest at a variable interest rate of prime plus 1.5% payable monthly and matures on April 27, 1997. WestAmerica Bank has not indicated to the Company whether it will renew the loan or on what terms. The Company has an outstanding commitment letter from WestAmerica Bank to convert the $600,000 term loan to a revolving line of credit with an advance rate of 80% of qualified accounts receivable and 25% of inventory. Conversion of the loan by WestAmerica Bank will likely depend, among other things, on whether WestAmerica Bank renews the loan at maturity. As the Company's sales continue to expand, the amount of inventory and receivables financing available should increase proportionately, assuming an otherwise sound financial condition. These forward looking statements are subject to risks and uncertainties. Even if the Company's accounts receivable and inventory grows in quantity, credit may be unavailable for other reasons relating to the Company's business, financial condition, and results of operations, the craft brew industry, the lending industry, or economic conditions in general. To the extent that the loan is not extended or refinanced, the Company will be required to repay the loan out of cash from operations, the net proceeds of the Company's current direct public offering, or the proceeds of another debt or equity financing, a strategic alliance, or a joint venture.

         Vendor Financing. The general contractor for the new brewery, BDM Construction Co., Inc. ("BDM"), has agreed to defer up to $900,000 in fees otherwise owed or to become payable on December 31, 1996, subject to performance by BDM of its obligations under the construction contract, until January 31, 1997 with interest at 12% per annum. As of December 31, 1996, $300,000 had been deferred under this arrangement. Additional amounts payable to BDM after January 31, 1997 are outstanding and no modifications have been made to the deferral arrangement to address the current circumstances. The deferral arrangement is secured by a second priority deed of trust on the Ukiah land and improvements, and by 300,000 shares of Mendocino Brewing's Common Stock. In the event of default, BDM is required to proceed against the Common Stock before initiating any proceeding against the real estate. The Common Stock collateral was issued to BDM by the Company pursuant to Section 4(2) of the Securities Act of 1933 subject to the restrictions (a) that the shares shall be canceled if the amounts owed BDM are paid in full, (b) that if full amount owed BDM is not paid, the shares must be sold in a commercially reasonable manner as specified in the California Commercial Code, and (c) that any shares not needed to be sold to satisfy the obligation to BDM shall be canceled. Under California law, BDM may not retain the shares in satisfaction of the obligation without the written consent of the Company given after an event of default. Management had planned to pay the Company's obligation to BDM out of the proceeds of the Company's current direct public offering, but the Company has not yet raised net proceeds sufficient to do so. See "New Brewery Cost." BDM has the right to require the Company to register the shares issued for its account for sale to the public. As of April 9, 1997, BDM has not taken any action to enforce the Company's obligations to it. To the extent that the proceeds of the Company's current direct public offering are insufficient, the Company will be required to pay the obligation out of cash from operations, proceeds from the sale of the shares held as collateral, or the proceeds of another debt or equity financing, strategic alliance, or a joint venture.

         Other Financing. Mendocino Brewing has entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If the agreement terminates, the Company is required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available.

         Remaining Costs. To finance the anticipated cost of the new brewery (approximately $1.56 million for a 60,000 bbl. brewery and $2.06 million for a 75,000 bbl. brewery) management initiated the direct public offering which is currently under way. If the proceeds from such offering are not sufficient and timely, financing will need to be provided by vendors, future operations, other debt or equity financing, or a strategic alliance or joint venture or expansion plans and operations will need to be deferred or curtailed. As of April 9, 1997, the Company did not have any enforceable commitment for the necessary additional financing.

Liquidity and Capital Resources

         Generally. The expansion now underway has had and will continue to have a material impact on Mendocino Brewing's assets, liabilities, commitments for capital expenditures, and liquidity. Capital resources for the expansion plan have been supplied by the net proceeds of Mendocino Brewing's initial public offering and debt and equipment financing as described above. Working capital for day to day business operations has historically been provided primarily through operations. Proceeds from operations are not expected to provide sufficient working capital for day to day operations as the Company expands.

         New Brewery.  See "-- Financing the New Brewery" above.

         Debt to Equity Ratio. Upon completion of the new brewery, Mendocino Brewing will have long-term debt and equipment financing commitments (including current portions) of at least $5.0 million. The exact amount to be financed will depend on the results of the Company's current direct public offering, the amount and type of any additional equipment purchased, and the extent to which the Company obtains debt or lease financing for additional equipment. On a pro forma basis, as of December 31, 1996 assuming that the Company's $2.7 million short-term construction loan had instead been a long term loan, the Company's ratio of long-term debt to shareholder's equity, which was actually 0.47 to 1, would have been 1.11 to 1.

         Impact of Expansion on Cash Flow. Mendocino Brewing must make timely payment of its debt and lease commitment to continue in operation. Increased capacity will also place additional demands on the Company's working capital to pay the cost of additional sales and marketing activities and staff, production personnel, and administrative staff and to fund increased purchases of supplies. There will be a lag between the time the Company must incur some or all of these costs and the time the Company realizes revenue from increased sales. Working capital to fund these expenses will have to be provided by trade terms offered by suppliers and vendors, the proceeds of the Company's current direct public offering, additional debt or equity from other sources, and/or deferral of certain expenses. As of April 9, 1997, the Company did not have any enforceable commitment for the necessary additional financing.

         Direct Public Offering. In February 1997 the Company commenced a direct public offering of 600,000 shares of common stock at an offering price of $8.50. As of March 31, 1997, the Company had received subscriptions for approximately 16,000 shares ($136,000).

         Strategic Alliances and Joint Ventures. The rapid growth of the craft beer industry has been characterized in part by a variety of consolidations, strategic alliances, and joint ventures. Mendocino Brewing and its President, Michael Laybourn, are very visible within the craft brew segment because of the Company's place in the history of modern craft brewing, the distinctiveness of its Red Tail Ale and Blue Heron Pale Ale labels, and Mr. Laybourn's leadership positions in industry trade groups. See "Management." From time to time
Mendocino Brewing has received indications of interest in forming a strategic alliance, joint venture, or other relationship. To date, only one such proposal evolved beyond a term sheet before the Company withdrew from negotiations. The Company is, however, carrying on discussions with certain parties that could result in a strategic alliance or joint venture. The Company's primary goal in any such arrangement would be to obtain additional capital to expand the capacity of the new brewery to 200,000 bbl. per year and enter into an arrangement for sharing the expanded brewery capacity to provide optimal utilization of overhead and thereby reduce unit costs and/or access additional channels of domestic and/or international distribution. Creating additional value for shareholders is an important objective of these goals, but providing liquidity by way of a sale or merger is not. Nevertheless, a sale or merger of the Company is among the possible consequences of such discussions. The Company offers no assurances or estimates of the possibility that the Company might enter into such a strategic alliance or joint venture at any time in the foreseeable future.


Item 7.  Financial Statements.

     The information required by this item is set forth at Pages F-1 through F-15 to this Report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers, Directors, and Significant Employees

         The executive officers, directors, and significant employees of the Company, and their ages as of March 31, 1997, are as follows:

     Name               Age  Position
-------------------    ----- ---------------------------------------------------
H. Michael Laybourn     58   Chief Executive Officer, President, and Chairman of
                             the Board

Norman H. Franks        50   Chief Financial Officer, Vice President, Treasurer,
                             and Director

Michael F. Lovett       50   Marketing Director, Secretary, and Director

Eric G. Bradley*        59   Director

Daniel R. Moldenhauer*  63   Director

Thomas I. Palmtag       53   National Sales Manager

John Scahill            57   Facilities Manager

Donald Barkley          43   Master Brewer
----------
*Member of the Compensation and Audit Committees

         H. Michael Laybourn, co-founder, has served as the Company's Chief Executive Officer and President since its inception in 1982. Mr. Laybourn was elected a director in November 1993 when the Company began the process of converting from a limited partnership to a corporation and Chairman of the Board in June 1994. Before co-founding Mendocino Brewing, Mr. Laybourn co-owned and operated Thunder Road Design and Construction. Mr. Laybourn is a Vice President of the California Small Brewers Association and Chairman of the Board of Directors of the Brewers Association of America. Mr. Laybourn holds a Bachelor of Fine Arts degree from Arizona State University.

         Norman H. Franks, co-founder, has served as the Company's Chief Financial Officer and Vice President since its inception in 1982. Mr. Franks was elected a director in November 1993 when the Company began the process of converting from a limited partnership to a corporation. Before co-founding Mendocino Brewing, Mr. Franks co-owned and operated Thunder Road Design and Construction. Mr. Franks holds a Bachelor of Science degree in mechanical engineering from the University of California, Berkeley.

         Michael F. Lovett joined the Company in 1983 as Assistant Master Brewer and became Marketing Director in 1987, serving since that time under that or other titles. Mr. Lovett was elected a director in November 1993 when the Company began the process of converting from a limited partnership to a corporation and was appointed Secretary in June 1994. Between 1980 and 1983, Mr. Lovett was Vice President Quality Control of New Albion Brewing Co. From 1976 to 1980, Mr. Lovett was Production Superintendent at Farm Foods in San Francisco. He is the immediate past Membership Chairman and a past Technical Chairman of the Master Brewers Association of the Americas. Mr. Lovett holds a B.A. degree in Psychology from San Francisco State College.

         Eric G. Bradley became a director in June 1994. Mr. Bradley has been a business and financial consultant since 1988. For the preceding 20 years, he was employed by Kaiser Aluminum & Chemical Corp., in positions rising from Division Controller to Business Manager. Mr. Bradley is a Fellow of the Institute of Chartered Accountants (UK) and a Certified Personal Financial Planner.

         Daniel R. Moldenhauer became a director in June 1994. Mr. Moldenhauer is a management consultant. He was president of Conex Products Inc. of Dublin, California from 1988 to 1990, a company formed from assets divested by Kaiser Aluminum & Chemical Corp. and later sold to Coleman Cable Systems. Mr. Moldenhauer served in several capacities with Kaiser Aluminum & Chemical Corp. from 1971 to 1988, most recently as general manager of a subsidiary.

         Thomas I. Palmtag joined the Company in January 1997 as National Sales Manager. Immediately before joining the Company, he served as President of two regional beer distributors, Colorado Beverage Distributing Co., Inc. of Colorado Springs (1994 - 1995) and Mesa Distributing Company, Inc. of San Diego (1993 -
1994), both Miller distributors owned by Liquid Investments, Inc. in San Diego. From 1980 to 1993, Mr. Palmtag served in various capacities for Coast Distributing Company in San Diego, an Anheuser-Busch distributor, most recently as Vice President and General Manager (1984 - 1993). From 1977 through 1980 Mr. Palmtag was employed as a Marketing Manager and Sales Manager for Anheuser-Busch in Riverside and Sylmar, California. From 1967 through 1977 he was employed in various capacities for beer distributors in Illinois and California. Mr. Palmtag holds a B.S. degree from the University of Wisconsin.

         John  Scahill,  co-founder,  has  served  as the  Company's  Facilities
Manager since its inception. Before co-founding the Company Mr. Scahill was a self-employed rancher. Mr. Scahill has a background in construction and counseling and holds a B.S. degree in sociology from the University of California, Berkeley.

         Donald Barkley joined the Company in 1983 as Master Brewer. Immediately before joining the Company, Mr. Barkley was the Head Brewer and Plant Manager at New Albion Brewing Co. from 1981 to 1983. Mr. Barkley joined New Albion Brewing Co. in 1978 and held several positions. In 1993 Mr. Barkley was the President and representative to the national board of governors of the Master Brewers Association of the Americas, Northern California District. Mr. Barkley holds a B.S. degree in fermentation science from the University of California, Davis.

Director Term of Office

         Directors are elected at each annual meeting of shareholders to serve until their successors are elected and qualified at the next annual meeting of shareholders.

Item 10.  Executive Compensation.

         The following table sets forth, for the fiscal years ended December 31, 1995 and December 31, 1996, annual compensation, including salary, bonuses, and certain other compensation, paid by the Company to the Company's Chief Executive Officer, Chief Financial Officer, and to all executive officers as a group. None of the Company's other executive officers' total compensation exceeded $100,000 for fiscal 1996.

                                                                 Annual Compensation
                                                   Fiscal        -------------------       All Other
Name and Principal Position                         Year        Salary         Bonus     Compensation*
---------------------------                        ------     ----------     ---------   -------------
H. Michael Laybourn............................     1995      $    89,016  $    22,255    $     9,804
     Chief Executive Officer                        1996           89,016            0          7,053

Norman H. Franks...............................     1995           79,008       23,702          5,835
     Chief Financial Officer                        1996           79,008            0          3,567

All executive officers as a group..............     1995          233,464       55,758         20,701
     (3 persons)                                    1996          233,464       10,792         13,662
----------

* Includes an allowance for health insurance, life insurance, disability insurance, and participation in the Company's profit sharing retirement plan (annual discretionary contributions by the Company of up to 15% of gross compensation).

Director Compensation

         The Company's inside directors do not receive any cash compensation for their service on the Board of Directors. Outside directors receive $600 per meeting. No additional fees are paid for attending Compensation or Audit Committee meetings. Directors may be compensated for certain expenses in connection with their attendance at Board meetings. Since July 1996, Director Daniel R. Moldenhauer has acted as a project management consultant for the Company with respect to its ongoing construction project.

Employment Agreements and Change in Control Arrangements

         The Company has entered into employment agreements with its President, Chief Financial Officer, and Marketing Director. The agreements call for minimum annual base salary of $89,000, $79,000, and $55,000 respectively. The agreements provide for bonus awards of a percentage of their respective base salaries upon the satisfaction of performance objectives established by the Compensation Committee (subject to the inherent oversight powers of the Board) and approved by the employee. The agreements specify that the performance objectives must be reasonably attainable, must not be probable of attainment without significant effort, and must reflect or indicate that value has been created for the shareholders. The Compensation Committee may award a bonus regardless of whether previously specified objectives are realized if, as a result of an employee's efforts or leadership, the Company has achieved other goals that reflect or indicate that value has been created for the shareholders.

         The agreements also require the Company to grant options to purchase up to 20,000, 20,000, and 10,000 shares, respectively, of Company Common Stock pursuant to the Company's 1994 Stock Option Plan at exercise prices of $9.2125, $9.2125, and $8.375 per share, respectively. The options vest in equal monthly increments over five years. The option agreements have terms of 5 years, 5 years, and 10 years, respectively. The options were granted in January 1997.

         The agreements do not provide for any benefits as a result of resignation or retirement. The Board of Directors has discussed the subject of, and might in the future grant, retirement benefits to Mendocino Brewing's founders in addition to their participation in the Company's profit sharing plan.

         The agreements provide for severance benefits in the form of 36, 36, and 18 months, respectively, of salary continuation if the Company actually or constructively terminates the employee's employment without cause as defined in the agreement. If the actual or constructive termination occurs within one year after a change in control as defined in the agreement, the agreements provide for an additional lump sum benefit of up to $500,000, $500,000, and $250,000 respectively. Any amount payable pursuant to these severance provisions will be deferred indefinitely and without interest to the extent the amount would otherwise constitute an excess parachute payment as defined in Section 280G of the Internal Revenue Code. Amounts so deferred may be paid at such time in the future, if any, that no portion of the payment will be considered an excess parachute payment.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock as of March 31, 1997, and as adjusted to reflect the sale of the shares offered in the Company's current direct public offering, for (a) each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock or Series A Preferred Stock; (b) each director; and (c) all directors and executive officers of the Company as a group. Except as otherwise noted, Management believes that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

COMMON STOCK:
                                                       Shares           Percentage of Shares Outstanding(1)
     Directors, Executive Officers,                 Beneficially         March 31, 1997      Pro Forma(2)
           and 5% Shareholders                          Owned           2,322,222 shares  2,922,222 shares
     -------------------------------               -------------        ----------------  ----------------
     H. Michael Laybourn*................              272,367                11.73%             9.32%

     Norman H. Franks*(3)................              244,512                10.53%             8.36%

     Michael F. Lovett*(4)...............               93,034                 4.01%             3.18%

     Eric G. Bradley.....................                1,000                 0.04%             0.03%
       1056 Park Lane, Piedmont, CA  94610

     Daniel R. Moldenhauer...............                  500                 0.02%             0.02%
       662 St. Ives Court
       Walnut Creek, CA  94598

     John Scahill*.......................              248,809                10.71%             8.51%

     All directors and executive
       officers as a group (5 persons) ..              611,413                26.33%            20.92%

SERIES A PREFERRED STOCK:
                                                       Shares
     Directors, Executive Officers,                  Beneficially                  Percentage of
          and 5% Shareholders                           Owned                   Shares Outstanding
     ------------------------------                 ------------                -------------------
     H. Michael Laybourn..................               6,100                          2.68%
     All directors and executive
       officers as a group (five persons)                6,100                          2.68%

     * c/o Mendocino Brewing Company, Inc.
       13351 Hwy. 101 South
       Hopland, CA  95449-0400

----------

1 Does not include 300,000 shares issued to BDM Construction Co., Inc. ("BDM") as security for the payment of up to $900,000 owed or to be owed to BDM for general contractor services in connection with the new brewery. BDM presently has the power to vote the 300,000 shares. Does not include 16,000 shares, subscripitions for which the Company had received but not accepted as of March 31, 1997.

2 Assumes sale of all 600,000 shares offered pursuant to the Company's currant direct public offering.

3 Does not include 145 shares owned by Mr. Franks wife. Mr. Franks discliams any beneficial ownership of shares held in the name of his wife.

4 Mr. Lovett's shares are pledged to a commercial bank as security for a personal loan.

Item 12.  Certain Relationships and Related Transactions.

         There have been no transactions during the last two years, and there are now no proposed transactions, involving more than $60,000 between the Company and any executive officer, director, nominee, 5% beneficial owner of any class of the Company's securities, or member of the immediate family of any of the foregoing persons, in which one or the foregoing individuals or entities had a material interest, except as follows:

         On October 11, 1996, in recognition of Mr. Laybourn's personal guaranty of the equipment lease with FINOVA Capital Corporation described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financing the New Brewery - Equipment Lease," the Company agreed to grant President Michael Laybourn a 5-year option to purchase 12,500 shares of Common Stock of the Company at an exercise price of $8.80 per share. The option was granted in January 1997. Mr. Laybourn's guaranty automatically terminated when FINOVA made the final payment for the purchase price of the equipment to the manufacturer.

         The Company has entered into written employment agreements with its President, Chief Financial Officer, and Marketing Director as described in "Management -- Employment Agreements and Change in Control Arrangements."

         It is the Company's policy that all transactions with officers, directors, nominees, 5% beneficial owners of any class of the Company's securities, and members of the immediate families of any of the foregoing persons be on terms no less favorable to the Company than could be obtained from unaffiliated third parties. The Company's bylaws provide that the Board of Directors may approve loans of money or property to, and guaranties of the obligations of, officers of the corporation, and may adopt employee benefit plans authorizing such loans and guaranties to officers of the corporation, if the vote of any interested director or directors is not counted and the Board determines that such loan, guaranty, or plan may reasonably be expected to benefit the corporation.

Item 13.  Exhibits and Reports on Form 8-K.

Exhibit
Number         Description of Document
-------        -------------------------------

  3.1          (A) Articles of Incorporation, as amended, of the Company

  3.2          (B) Bylaws of the Company  (Incorporated  by referenced  from the
                   Company's Report on Form 10-KSB for the annual period ended December 31, 1994 previously filed with the Commission.)

  4.1 Articles 5 and 6 of the Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.1.)

  4.2 Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2.)

  4.3          (A) Form of Common Stock  Certificate  (Incorporated by reference from the Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.)

 10.1          (A) Mendocino Brewing Company Profit Sharing Plan.

 10.2          (A) Wholesale  Distribution Agreement between the Company and Bay
                   Area Distributing.

 10.3          (A)  Wholesale  Distribution  Agreement  between  the Company and
                    Golden Gate Distributing.

 10.4          (F) Letter of Intent with Vitro Packaging, Inc.

 10.5          (A) Sales Contract between the Company and John I. Hass, Inc.

 10.6          (A) Lease Agreement between the Company and Kohn Properties.

 10.7          (A) Lease  Agreement  between the Company and Associated  Vintage
                   Group, Inc.

 10.8          (F)  Commitment  letter from  Savings  Bank of  Mendocino  County
                    (previously filed as Exhibit 19.9).

 10.9          (A)  Letter  of  intent  from  California   Statewide   Certified
                    Development Corporation.

Exhibit
Number         Description of Document
-------        -------------------------------

 10.10         (A) 1994 Stock Option Plan (previously filed as Exhibit 99.6).

 10.11         (C) Commercial  Real Estate  Purchase  Contract  and  Receipt for
                   Deposit (previously filed as Exhibit 19.2).

 10.12         (B) Proposal from Warren Capital Corporation.

 10.13         (C) Brewery Fixtures  Construction  Agreement with Enerfab,  Inc.
                   (previously filed as Exhibit 19.3).

 10.14         (D) Installment  Note  between  Ukiah  Redevelopment  Agency  and
                   Langley et al. (previously filed as Exhibit 19.5).

 10.15         (E) Agreement to  Implement  Condition of Approval No. 37  of the
                   Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).

 10.16         (F) Standard  Form of Agreement  Between  Owner and Architect for
                   Designated Services between the Company and Victor Lopes.

 10.17         (F) Liquid Sediment  Removal  Services  Agreement with Cold Creek
                   Compost, Inc.

 10.18         (F) Promissory Note for $76,230 in favor of Langley et al.

 10.19         (G) Construction agreement with BDM Construction Company, Inc.

 10.20         (G) $60,000 Note payable to BDM Construction Company, Inc.

 10.21         (G) Agreement to modify note and deed of trust dated June 6, 1995 with Langley, et al.

 10.22         (G) Agreement to modify note dated June 6, 1995 with Langley,  et
                   al.

 10.23         (G) Amendment to installment note payable to Langley, et al.

 10.24         (G) Manufacturing  Business  Expansion  and Relocation  Agreement
                   with the City of Ukiah.

 10.25         (G) Manufacturing  Business  Expansion  and Relocation  Agreement
                   with the Ukiah Redevelopment Agency.

 10.26         (G) Consulting Agreement with Daniel R. Moldenhauer.

 10.27         (H) Business Loan Agreement with WestAmerica Bank.

 10.28         (J) Change in Terms Agreement with WestAmerica Bank.

 10.29         (J) Letter Agreement  Concerning Use of Proceeds with WestAmerica
                   Bank.

 10.30         (J) Commitment Letter from WestAmerica Bank.

 10.31         (J) Business  Loan  Agreement  with the Savings Bank of Mendocino
                   County.

 10.32         (J) Construction   Loan  Agreement  with  the  Savings   Bank  of
                   Mendocino County.

 10.33         (J) $2,700,000  Note  in favor of the Savings  Bank of  Mendocino
                   County.

 10.34         (J) Assignment of Deposit Account in favor of the Savings Bank of
                   Mendocino County.

 10.35         (J) Commitment Letter from the Savings Bank of Mendocino County.

 10.36         (J) Equipment Lease with FINOVA Capital Corporation.

 10.37         (J) Tri-Election  Rider to Equipment  Lease with  FINOVA  Capital
                   Corporation.

 10.38         (J) Master Lease Schedule with FINOVA Capital Corporation.

 10.39         (J) Advance and Subordination Agreement among the Company, FINOVA
                   Capital Corporation, and Enerfab, Inc.

 10.40         (J) $900,000 Note in favor of BDM Construction Co., Inc.

 10.41         (J) Letter  Agreement   Concerning  Use   of  Proceeds  with  BDM
                   Construction Co., Inc.

 10.42         (J) Employment Agreement with H. Michael Laybourn.

Exhibit
Number               Description of Document
-------              -------------------------------

 10.43         (J) Employment Agreement with Norman H. Franks.

 10.44         (J) Employment Agreement with Michael F. Lovett.

 10.45         (J) Employment Agreement with John Scahill.

 10.46         (A) 1994 Stock Option Plan (previously filed as Exhibit 99.6)

 19.1              Keg Management Agreement with MicroStar Keg Management LLC.

 19.2              Form of Change in Terms  Agreement  with the Savings  Bank of
                   Mendocino County

 27                Financial Data Schedule

--------------------------------
               (A) Incorporated  by reference  from the  Company's  Registration
                   Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

               (B) Incorporated by referenced from the Company's  Report on Form
                   10-KSB  for  the  annual  period  ended   December  31,  1994
                   previously filed with the Commission.

               (C) Incorporated by referenced from the Company's  Report on Form
                   10-QSB for the quarter period ended March 31, 1995 previously filed with the Commission.

               (D) Incorporated by referenced from the Company's  Report on Form
                   10-QSB for the quarter period ended June 30, 1995 previously filed with the Commission.

               (E) Incorporated by referenced from the Company's  Report on Form
                   10-QSB for the quarter period ended September 30, 1995 previously filed with the Commission.

               (F) Incorporated by referenced from the Company's  Report on Form
                   10-KSB  for  the  annual  period  ended   December  31,  1995
                   previously filed with the Commission.

               (G) Incorporated by referenced from the Company's  Report on Form
                   10-QSB for the quarter period ended June 30, 1996 previously filed with the Commission.

               (H) Incorporated by referenced from the Company's  Report on Form
                   10-QSB/A No. 1 for the quarter period ended June 30, 1996 previously filed with the Commission.

               (J) Incorporated  by reference  from the  Company's  Registration
                   Statement dated February 6, 1997, as amended, previously filed with the Commission, Registration No. 333-15673.

The registrant did not file any Reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                               (Registrant)   Mendocino Brewing Company, Inc.




                                              By: /s/ H. Michael Laybourn
                                                 -------------------------------
                                                 H.  Michael Laybourn,  Chairman
                                                     of  the  Board   and  Chief
                                                     Executive Officer

                                              Date:  April  15, 1997

     Pursuant to the requirements of Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                              By: /s/ Norman H. Franks
                                                 -------------------------------
                                                 Norman H. Franks, Director  and
                                                     Chief Financial Officer

                                              Date: April 14, 1997




                                              By: /s/ Michael F. Lovett
                                                 -------------------------------
                                                 Michael F. Lovett, Director

                                              Date: April 14, 1997




                                              By:
                                                 -------------------------------
                                                 Eric G. Bradley, Director

                                              Date: April  _________ , 1997




                                              By:
                                                 -------------------------------
                                                 Daniel R. Moldenhauer, Director

                                              Date: April  _________ , 1997

--------------------------------------------------------------------------------
                         MENDOCINO BREWING COMPANY, INC.

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                    CONTENTS


                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT...............................................F - 1


FINANCIAL STATEMENTS

     Balance sheets........................................................F - 2

     Statements of operations..............................................F - 4

     Statements of stockholders' equity....................................F - 5

     Statements of cash flows..............................................F - 6

     Notes to financial statements.........................................F - 7


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Mendocino Brewing Company, Inc.


We have audited the accompanying balance sheets of Mendocino Brewing Company, Inc., as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the two years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mendocino Brewing Company, Inc., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has significant costs associated with the construction of its new brewery and other debt that will become due in 1997. While the Company is presently pursuing various strategies, it does not have any current commitments for additional capital or financing to meet the payment demands, if made. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                               /s/Moss Adams LLP

Santa Rosa, California
January 31, 1997, except for Note 2 as to which the date is March 31, 1997

                                                                      Page F - 1

                                                 MENDOCINO BREWING COMPANY, INC.
                                                                  BALANCE SHEETS
--------------------------------------------------------------------------------

December 31,                                                1996         1995
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                         $   494,800   $ 1,696,100
     Accounts receivable                                   317,400       458,900
     Inventories                                           380,500       256,200
     Prepaid expenses                                       58,600        47,100
     Refundable income taxes                                71,900          --
     Deferred income taxes                                  23,100        15,500
                                                       -----------   -----------

         Total current assets                            1,346,300     2,473,800
                                                       -----------   -----------

PROPERTY AND EQUIPMENT                                   9,270,300     3,954,100
                                                       -----------   -----------

OTHER ASSETS
     Label development costs, net of amortization           17,400        15,100
     Deferred stock offering costs                         202,000        11,400
     Deposits and other assets                             304,100        59,600
     Deferred income taxes                                   4,500          --
                                                       -----------   -----------

                                                           528,000        86,100
                                                       -----------   -----------

         Total assets                                  $11,144,600   $ 6,514,000
                                                       ===========   ===========


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                      Page F - 2

                                                                             MENDOCINO BREWING COMPANY, INC.
                                                                                  BALANCE SHEETS (Continued)
-------------------------------------------------------------------------------------------------------------
December 31,                                                                          1996              1995
-------------------------------------------------------------------------------------------------------------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                                $   600,000   $      --
     Accounts payable                                                                  567,600       105,700
     Accrued wages and related expense                                                 118,200       129,800
     Accrued construction costs                                                        744,500     1,182,300
     Accrued liabilities                                                                16,100        22,300
     Accrued profit sharing                                                               --          30,000
     Income taxes payable                                                                 --          34,200
     Current maturities of long-term debt                                            2,765,400        10,400
     Current maturities of obligation under capital lease                              151,300          --
                                                                                   -----------   -----------

             Total current liabilities                                               4,963,100     1,514,700

LONG-TERM DEBT, less current maturities                                                   --         554,900

OBLIGATION UNDER CAPITAL LEASE, less
     current maturities                                                              1,863,000          --

DEFERRED INCOME TAXES                                                                   18,100        20,200
                                                                                   -----------   -----------

             Total liabilities                                                       6,844,200     2,089,800
                                                                                   -----------   -----------

STOCKHOLDERS' EQUITY
     Preferred  stock,  Series  A,  no par  value,
         with  aggregate  liquidation preference
         of $227,600; 227,600 shares authorized,
         issued and outstanding                                                       227,600       227,600
     Common stock, no par value; 20,000,000 shares
         authorized, 2,322,222 shares issued and
         outstanding                                                                 3,869,600     3,869,600
     Retained earnings                                                                 203,200       327,000
                                                                                   -----------   -----------

             Total stockholders' equity                                              4,300,400     4,424,200
                                                                                   -----------   -----------

             Total liabilities and stockholders' equity                            $11,144,600   $ 6,514,000
                                                                                   ===========   ===========


The accompanying notes are an integral part of these financial statements.
-------------------------------------------------------------------------------------------------------------

                                                                                                   Page F - 3

                                                 MENDOCINO BREWING COMPANY, INC.
                                                        STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

Years Ended December 31,                                1996            1995
--------------------------------------------------------------------------------

SALES                                               $ 4,004,700     $ 3,735,100

LESS EXCISE TAXES                                       165,000         168,600
                                                    -----------     -----------

NET SALES                                             3,839,700       3,566,500

COST OF GOODS SOLD                                    1,909,700       1,846,500
                                                    -----------     -----------

GROSS PROFIT                                          1,930,000       1,720,000
                                                    -----------     -----------

OPERATING EXPENSES
     Retail Operating                                   738,200         649,200
     Marketing                                          682,300         277,800
     General and administrative                         681,900         610,300
                                                    -----------     -----------

                                                      2,102,400       1,537,300
                                                    -----------     -----------

INCOME (LOSS) FROM OPERATIONS                          (172,400)        182,700
                                                    -----------     -----------

OTHER INCOME (EXPENSE)
     Interest income                                     11,600         132,800
     Other income (expense)                             (41,200)         14,800
     Interest expense                                      --            (3,700)
                                                    -----------     -----------

                                                        (29,600)        143,900
                                                    -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                      (202,000)        326,600

PROVISION FOR(BENEFIT FROM)  INCOME TAXES               (78,200)        152,900
                                                    -----------     -----------

NET INCOME (LOSS)                                   $  (123,800)    $   173,700
                                                    ===========     ===========

EARNINGS (LOSS) PER SHARE                           $     (0.05)    $      0.08
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            2,322,222       2,307,074
                                                    ===========     ===========



The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                      Page F - 4

                                                                                            MENDOCINO BREWING COMPANY, INC.
                                                                                         STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                     Years Ended December 31, 1996 and 1995
---------------------------------------------------------------------------------------------------------------------------
                                           Series A
                                        Preferred Stock                Common Stock
                                   --------------------------    --------------------------      Retained          Total
                                     Shares          Amount        Shares         Amount         Earnings         Equity
                                   -----------    -----------    -----------    -----------     -----------     -----------

Balance, December 31, 1994             227,600    $   227,600      2,220,445    $ 3,342,400     $   153,300     $ 3,723,300

Issuance of common stock                  --             --          101,777        527,200            --           527,200

Net income                                --             --             --             --           173,700         173,700
                                   -----------    -----------    -----------    -----------     -----------     -----------

Balance, December 31, 1995             227,600        227,600      2,322,222      3,869,600         327,000       4,424,200

Net loss                                  --             --             --             --          (123,800)       (123,800)
                                   -----------    -----------    -----------    -----------     -----------     -----------

Balance, December 31, 1996             227,600    $   227,600      2,322,222    $ 3,869,600     $   203,200     $ 4,300,400
                                   ===========    ===========    ===========    ===========     ===========     ===========



The accompanying notes are an integral part of these financial statements.
---------------------------------------------------------------------------------------------------------------------------

                                                                                                                Page F - 5

                                                                                        MENDOCINO BREWING COMPANY, INC.
                                                                                               STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------

Years Ended December 31,                                                              1996                    1995
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                            $  (123,800)             $   173,700
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
             Depreciation and amortization                                             51,900                   49,300
             Loss (gain) on sale of assets                                             (3,600)                     500
             Deferred income taxes                                                    (14,200)                  20,600
         Changes in:
             Accounts receivable                                                      141,500                 (165,000)
             Inventories                                                             (124,300)                 (54,200)
             Prepaid expenses                                                         (11,500)                 (33,600)
             Refundable income taxes                                                  (71,900)                    --
             Accounts payable                                                         461,900                  (39,000)
             Accrued wages and related expense                                        (11,600)                  45,600
             Accrued liabilities                                                       (6,200)                   1,700
             Accrued profit sharing                                                   (30,000)                 (15,000)
             Income taxes payable                                                     (34,200)                  21,800
                                                                                  -----------              -----------

                Net cash provided by operating activities                             224,000                    6,400
                                                                                  -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment and leasehold
         improvements                                                              (4,817,500)              (2,923,300)
     Other assets                                                                    (255,600)                 (16,400)
     Proceeds from sale of fixed assets                                                10,300                      500
                                                                                  -----------              -----------

                Net cash used by investing activities                              (5,062,800)              (2,939,200)
                                                                                  -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on line of credit                                                 600,000                     --
     Borrowings on long term debt                                                   2,502,800                     --
     Principal payments on long-term debt                                            (302,800)                 (11,700)
     Reimbursement from obligation under capital lease                              1,523,800                     --
     Payments on obligation under capital lease                                       (57,900)                    --
     Accrued construction costs                                                      (437,800)               1,182,300
     Proceeds from sale of common stock                                                  --                    568,900
     Deferred stock offering costs                                                   (190,600)                 (11,400)
                                                                                  -----------              -----------

                Net cash provided by financing activities                           3,637,500                1,728,100
                                                                                  -----------              -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                              (1,201,300)              (1,204,700)

CASH AND CASH EQUIVALENTS, beginning of year                                        1,696,100                2,900,800
                                                                                  -----------              -----------

CASH AND CASH EQUIVALENTS, end of year                                            $   494,800              $ 1,696,100
                                                                                  ===========              ===========

The accompanying notes are an integral part of these financial statements.
-----------------------------------------------------------------------------------------------------------------------

                                                                                                             Page F - 6

                                                 MENDOCINO BREWING COMPANY, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  1   -   DESCRIPTION OF  OPERATIONS  AND  SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

Description of operations - Mendocino Brewing Company, located in Hopland, California, operates a microbrewery producing beer and malt beverages for the specialty beer market, and a brew pub and gift store. The majority of sales are in California.

Inventories - Inventories are stated at the lower-of-average cost or market.

Property and equipment - Property and equipment are stated at cost and depreciated or amortized using straight-line and accelerated methods over the assets' estimated useful lives. Capitalized interest was $214,900 and $15,200 in 1996 and 1995, respectively. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

         Machinery and equipment   5 -  7 years

         Furniture and fixtures    5 -  7 years

         Leasehold improvements    7 - 30 years

Amortization - Label development costs are amortized on the straight-line method over a one-year period.

Deferred stock offering costs - Deferred stock offering costs consist of legal and other costs incurred as part of the Company's public offering of common stock.

Deposits and other assets - Deposits and other assets consist primarily of refundable deposits on the planned acquisition of brewing equipment during 1997.

Concentration of credit risks - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and interest-bearing deposits in excess of FDIC limits. The Company's interest-bearing deposits are placed with major financial institutions. Wholesale distributors account for substantially all accounts receivable; therefore, this concentration risk is limited due to the number of distributors and state laws regulating the financial affairs of distributors of alcoholic beverages.

Income taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under FAS 109, the Company is allowed to currently recognize future tax deductions of expenses previously recorded for financial reporting purposes.

Cash equivalents - The Company considers all highly liquid investments with a current maturity of three months or less to be cash equivalents.

Earnings per share - Earnings per share were computed by dividing net income by the weighted average number of common shares outstanding. There were no common stock equivalents.


--------------------------------------------------------------------------------
                                                                      Page F - 7

                                                 MENDOCINO BREWING COMPANY, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  1 -     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES (Continued)

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results.

Advertising - Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 1996 and 1995, were $93,900 and $42,000, respectively.

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates fair value.

Long-term debt: Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates cost.

Accrued construction costs - Accrued construction costs consist of expenses incurred for the construction of the new brewery including equipment.

Reclassifications - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.


NOTE  2 -     GOING CONCERN AND MANAGEMENT'S PLANS

In September 1995, the Company began construction of its new brewery with an expected completion date of mid-1996. The brewery was to be paid by a combination of financing and the proceeds from the Company's initial public stock offering. At the outset of construction, the projected total cost of the project, including land, building, equipment and other costs, was $9,200,000. The project is nearing completion, with the expectation that the Company will begin brewing and selling beer in April 1997. However, due to a change increasing the size and capacity of the brewery, cost overruns, and time delays, the cost rose to an expected total of $11,400,000. The project is being paid for and financed as follows:

o  $3,300,000 proceeds from the initial stock offering

o $2,700,000 construction loan to bank. The bank has provided a commitment letter to convert the debt to permanent financing.

o  $2,100,000 in equipment financing as a capital lease

o $800,000 to an individual for the acquisition of land. The current balance of $262,600 is due in September 1997.

o $600,000 bank line of credit secured by accounts receivable and inventory, maturing April 1997.

o  $900,000  to the  general  contractor

--------------------------------------------------------------------------------
                                                                      Page F - 8

                                                 MENDOCINO BREWING COMPANY, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  2 -     GOING CONCERN AND MANAGEMENT'S PLANS (Continued)

o $550,000 of estimated remaining costs are associated with Phase II of the project and are expected to be deferred until funds are available to pay for this work

o $136,000 from funds collected from the current stock offering through March 31, 1997

o $314,000 balance is due to the general contractor and other vendors with no current source of funding other than future operations

While the Company is pursuing various strategies, as outlined below, it does not have any current commitments for additional capital or financing to meet the payment demands of the obligations due in 1997, if those demands are made.

Management's plans to meet these obligations include the following strategies:

o Sales are expected to increase substantially with the opening of the brewery resulting in positive cash flow from operations

o  Increase efforts to attract investors to its current public stock offering

o  Negotiate extensions of due dates for debt due in 1997

o Actively pursue other sources of equity or debt financing through the identification of a strategic alliance or joint venture partner

If management is unsuccessful in fully realizing its plans, there may be uncertainty about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE  3 -     INVENTORIES

                                                      1996                 1995
                                                    --------            --------

Raw Materials                                       $121,800            $ 91,400
Work-in-process                                       81,700              89,500
Finished goods                                       139,800              37,200
Merchandise                                           37,200              38,100
                                                    --------            --------

                                                    $380,500            $256,200
                                                    ========            ========


--------------------------------------------------------------------------------
                                                                      Page F - 9

                                                 MENDOCINO BREWING COMPANY, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  4 -     PROPERTY AND EQUIPMENT

                                                           1996          1995
                                                        ----------    ----------

Construction in progress                                $5,719,600    $  921,700
Equipment in progress                                    2,573,600     2,031,800
Land                                                       810,900       810,900
Machinery and equipment                                    557,500       537,900
Leasehold improvements                                     129,000       129,000
Furniture and fixtures                                      19,800        19,800
                                                        ----------    ----------

                                                         9,810,400     4,451,100
Less accumulated depreciation and amortization             540,100       497,000
                                                        ----------    ----------

                                                        $9,270,300    $3,954,100
                                                        ==========    ==========

NOTE 5 -      LINE OF CREDIT

The Company has available a $600,000 line of credit with interest at the bank's index rate plus 1.5%. The bank's commitment under the line of credit matures April 1997. The agreement is secured by accounts receivable and inventory.


NOTE  6 -     LONG-TERM DEBT

                                                                         1996           1995
                                                                       ----------     ---------
Note payable  (construction  loan) to bank,  with interest at the banks interest rate plus 2%; maturing June 1997; secured by
     substantially all of the Company's assets                         $2,202,800     $   -

Note payable to  contractor,  with interest at 12%; due the later of January 31, 1997 or 30 days after  completion  of the brewery;
     secured by common stock and a second deed of trust
     on the brewery and subordinated to bank debt                         300,000         -

Note payable to an individual, due in monthly payments of $2,380, including interest at 9%; maturing June 1997, with a balloon payment of $260,500; secured by real property and
     subordinated to bank debt                                            262,600      489,100


-----------------------------------------------------------------------------------------------
                                                                                    Page F - 10

                                                 MENDOCINO BREWING COMPANY, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  6 -     LONG-TERM DEBT (Continued)

                                                        1996             1995
                                                      ----------      ----------

Note payable to an individual, due in
     full December 1998, including
     accrued interest at 9%, secured
     by real property                                       --            76,200
                                                      ----------      ----------

                                                       2,765,400         565,300
Less current maturities                                2,765,400          10,400
                                                      ----------      ----------

                                                      $     --        $  554,900
                                                      ==========      ==========

NOTE  7 -     OBLIGATION UNDER CAPITAL LEASE

During the year the Company entered into a capital lease agreement with a financial institution for the assets related to the brewing equipment in progress. The total assets under the capital lease are $2,073,000. The agreement is secured by the new brewery equipment.

Future minimum lease payments for equipment under this capital lease agreement are as follows:

                                   Year Ending December 31,

                                             1997                                 $        346,600
                                             1998                                          378,100
                                             1999                                          378,100
                                             2000                                          378,100
                                             2001                                          378,100
                                          Thereafter                                     1,280,400
                                                                               --------------------

                                                                                         3,139,400
Less amounts representing interest                                                       1,125,100
                                                                               --------------------

Present value of minimum lease payments                                                  2,014,300
Less current maturities                                                                    151,300
                                                                               --------------------

                                                                                   $     1,863,000
                                                                               ====================


---------------------------------------------------------------------------------------------------
                                                                                        Page F - 11

                                                 MENDOCINO BREWING COMPANY, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE  8 -     PROFIT-SHARING PLAN

The Company has a profit-sharing retirement plan under which it may make employer contributions at the discretion of the Board of Directors, although no such contributions are required. Employer contributions vest over a period of six years. The plan covers substantially all full-time employees meeting certain minimum age and service requirements. Contributions were $0 and $30,000 for the years ended December 31, 1996 and 1995, respectively.


NOTE  9 -  COMMITMENTS

The Company leases its facilities under a noncancellable operating lease expiring August 2004. The monthly lease payment is $2,068, to be adjusted annually by increases in the Consumer Price Index, as defined in the lease agreement. Additionally, the Company leases certain equipment under a noncancellable operating lease which expires in 1997. Total rent expense was $50,700 and $34,000 for the years ended December 31, 1996 and 1995, respectively. Future minimum lease payments are as follows:

           Year Ending December 31,

                     1997                              $  26,800
                     1998                                 24,800
                     1999                                 24,800
                     2000                                 24,800
                     2001                                 24,800
                  Thereafter                              66,100
                                                       ----------

                                                        $192,100
                                                       ==========

Employment agreements - Five key employees have employment agreements that provide, in part, a minimum annual base salary; stock options (see Note 12); and severance benefits that include 18 to 36 months of salary continuance and, if severance occurs within one year of a change in control, as defined, a lump sum benefit of from $250,000 to $500,000.

The aggregate annual base salary for the five key employees is $317,100. The total lump sum benefit the Company is obligated to pay in the event of a defined change in control is $1,750,000.

Keg management agreement - In January 1997, the Company entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides half-barrel kegs for which the Company pays a filling fee. The agreement is effective April 1, 1997, for a five year period. Mendocino Brewing Company has the option to terminate the agreement with 30 days notice. If terminated, the Company is required to purchase a certain number of kegs from MicroStar.



--------------------------------------------------------------------------------
                                                                     Page F - 12

                                                 MENDOCINO BREWING COMPANY, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 10 -     BREWERY CONSTRUCTION

In late 1995, the Company began construction of its new brewery in Ukiah, California. At this time, the total cost of the brewery including land, building and equipment is estimated to be $11.4 million. Funding for the brewery is from a combination of proceeds from the stock sale, private party financing for the land, bank financing for the building and a capital lease for the equipment. Test brewing is expected to begin in April 1997.


NOTE 11 -     STOCKHOLDERS' EQUITY

Common Stock

Before January 1, 1994, the Company conducted business in the form of a limited partnership. On January 1, 1994, the Company issued 1,722,222 share of no-par value common stock to the partnership in exchange for the assets of the partnership. The partnership distributed the stock to its partners on January 3, 1994. As of December 31, 1995, 600,000 additional shares of stock had been sold at $6 per share for total gross proceeds of $3,600,000. These proceeds were reduced by $286,700 of offering costs. All shares of stock authorized to sell in the first public offering have been issued.

Subsequent to December 31, 1996, the Company began offering an additional 600,000 shares of stock for sale in a second offering.

Preferred Stock

The Company has authorized 2,000,000 shares of preferred stock, of which 227,600 have been designated as Series A. At the time of the incorporation of the partnership, the Company issued 227,600 shares of non-voting, no-par value Series A Preferred Stock in exchange for partnership assets. The partnership distributed the Series A Preferred Stock to its partners on January 3, 1994. Series A shareholders are entitled to receive cash dividends and/or liquidation proceeds equal in the aggregate to $1.00 per share before any cash dividends are paid on the Common Shares or any other series of Preferred Shares. When the entire Series A dividend/liquidation proceeds have been paid, the Series A Shares shall automatically be canceled and cease to be outstanding.


NOTE 12 -     STOCK OPTION PLAN

Under the 1994 Stock Option Plan, the Company may issue options to purchase up to 200,000 shares of the Company's Common Stock. The plan provides for both incentive stock options, as defined in Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options. The Plan shall terminate upon the earlier of (a) the tenth anniversary of its adoption by the Board or (b) the date on which all shares are available for issuance under the Plan have been issued.

The exercise price of incentive options must be no less then the fair-market value of such stock at the date the option is granted, while the exercise price of nonstatutory options will be no less than 85% of the fair-market value per share on the date of grant. With respect to options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock, the exercise price will be no less than 110% of the fair-market value of such share at the grant date. As of December 31, 1996, no options had been granted, exercised, or canceled under the Plan.



--------------------------------------------------------------------------------
                                                                     Page F - 13

                                                 MENDOCINO BREWING COMPANY, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 12 -     STOCK OPTION PLAN

In January 1997, the Company granted 70,000 options to five key employees ranging in price from $8.38 to $9.21 per share. The options become exercisable at 20% a year and expire between five and ten years. The Company also granted an option to the Company's president to purchase 12,500 shares at $8.80. The option expires in 2002.


NOTE 13 -     INCOME TAXES

                                                         1996           1995
                                                       ---------      ---------

Current
     Federal                                           $    --        $ 103,700
     State                                                   800         28,600
     Benefit of net operating loss carryback             (64,800)          --
                                                       ---------      ---------

                                                         (64,000)       132,300
                                                       ---------      ---------
Deferred
     Current                                              (7,600)        (3,700)
     Non-current                                          (6,600)        24,300
                                                       ---------      ---------

                                                         (14,200)        20,600
                                                       ---------      ---------

                                                       $ (78,200)     $ 152,900
                                                       =========      =========

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

                                                         1996           1995
                                                       ---------      ---------

Income tax provision (benefit) at 34%                 $ (68,700)      $ 105,300
State taxes                                                 800          28,100
Adjustment due to lower federal rates                     5,000          (1,100)
Recognition of future tax (deductions)                  (15,300)         20,600
                                                      ---------       ---------

                                                      $ (78,200)      $ 152,900
                                                      =========       =========


--------------------------------------------------------------------------------
                                                                     Page F - 14

                                                 MENDOCINO BREWING COMPANY, INC.
                                       NOTES TO FINANCIAL STATEMENTS (Continued)
                                                      December 31, 1996 and 1995

 -------------------------------------------------------------------------------

NOTE 13 -     INCOME TAXES (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

Inventories                                              $  3,200      $  3,000
Accruals                                                   21,700        13,700
Other                                                      (1,800)       (1,200)
                                                         --------      --------

Current deferred tax asset                               $ 23,100      $ 15,500
                                                         ========      ========

Depreciation and amortization                            $ (2,900)     $   --
Benefit of net operating loss carryforward                  7,400          --
                                                         --------      --------

Non-current deferred tax asset                           $  4,500          --
                                                         ========      ========

Depreciation and amortization                            $ 25,300      $ 21,000
Other                                                      (7,200)         (800)
                                                         --------      --------

Non-current deferred tax liability                       $ 18,100      $ 20,200
                                                         ========      ========

At December 31, 1996, the Company has available for carryforward approximately $85,000 of California net operating losses that expire in 2011. The benefit from this loss carryforward has been recorded, resulting in a deferred tax asset. A valuation allowance is not provided since the Company believes it is more likely than not that the loss carryforwards will be utilized.


NOTE 14 -     SEGMENT INFORMATION

The  Company's   business   segments  are  brewing   operations   and  a  retail
establishment  known as the  Hopland  Brewery.  A summary of each  segment is as follows:

                                                        Year Ending December 31, 1996
                                    ------------------------------------------------------------------------
                                         Brewing          Hopland             Corporate
                                        Operations        Brewery             and other              Total
                                    --------------   -----------------   ------------------   --------------
Sales                                 $ 3,067,300     $   937,400           $      --            $ 4,004,700
Operating profits                         591,100         (81,600)                 --                509,500
Identifiable assets                     9,873,600          97,900             1,173,100           11,144,600
Depreciation and amortization              26,200           7,800                17,900               51,900
Capital expenditures                    5,339,800            --                  19,500            5,359,300


-------------------------------------------------------------------------------------------------------------
                                                                                                   Page F - 15

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO FINANCIAL STATEMENTS (Continued)
                                                     December 31, 1996 and 1995

-------------------------------------------------------------------------------

NOTE 14 -     SEGMENT INFORMATION (Continued)

                                              Year Ending December 31, 1995
                                 -----------------------------------------------
                                   Brewing     Hopland    Corporate
                                 Operations    Brewery    and other      Total
                                 ----------   --------   ----------   ----------
Sales                            $2,775,500   $959,600   $    -       $3,735,100
Operating profits                   758,400     34,600        -          793,000
Identifiable assets               4,633,900    109,500    1,770,600    6,514,000
Depreciation and amortization        30,700      8,300       10,300       49,300
Capital expenditures              3,655,900     25,500        3,900    3,685,300


NOTE 15 -     STATEMENT OF CASH FLOWS

Supplemental cash flow information includes the following:

                                                        1996             1995
                                                      ----------      ----------

Cash paid during the year for:
     Interest                                          $180,400         $ 18,900
     Income taxes                                      $ 60,700         $113,500

Non-cash investing and financing activities for the year ended December 31, 1996, consisted of a note payable that was refinanced, and acquiring fixed assets of $548,500 through a capital lease.


NOTE 16 -     MAJOR CUSTOMERS

Sales to the top five customers totaled $1,788,900 and $1,914,000 for the years ended December 31, 1996 and 1995, respectively representing 58% and 70% of brewing operation sales.

--------------------------------------------------------------------------------
                                                                     Page F - 16