Form 10KSB/A
period 1996-12-31
MENDOCINO BREWING CO INC
filed 1997-04-24
CIK 919134

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               FORM 10-KSB/A No. 1
(Mark One)
    [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


 19.1           +  Keg Management Agreement with MicroStar Keg Management LLC.


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


               + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.




The registrant did not file any Reports on Form 8-K during the last quarter of the period covered by this report.

[NOTE: "XXXXXXX" denotes expurgated information]



                            KEG MANAGEMENT AGREEMENT


         This Keg Management Agreement ("Agreement") dated effective as of February 21, 1997, is between MicroStar Keg Management, L.L.C., a Delaware
Limited Liability Company whose address is P. O. Box 3129 Redmond, Washington 98073 ("MicroStar") and Mendocino Brewing Company, Inc., a California corporation, whose address is 13351 South Highway 101, Hopland, California 95449 (referred to herein and in the Exhibits hereto either as "Brewing Company" or "Mendocino").

                           RECITATIONS AND DEFINITIONS

1. MicroStar is engaged in the logistical management of stainless steel kegs, primarily for the craft beer/micro-brewing industry and has developed proprietary concepts, arrangements and systems for the ownership, licensing of the use of, tracking and retrieval of kegs.

2. Brewing Company is engaged in the business of brewing premium and/or special quality or custom beers and desires to more efficiently service existing markets while simultaneously expanding its business in both existing and potential new market areas.

3. Brewing Company desires to utilize the services of MicroStar in order to avoid the capital outlay and manpower/administrative costs and risks associated with keg ownership, thereby enabling Brewing Company to direct additional resources to its brewing business. XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX
XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX
XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

4.
XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX
XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX
XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX

5. For purposes of this Agreement the term "kegs" shall mean and refer to beer kegs that are straight-sided with a single opening and an American Sankey-type neck, having a full U.S. half-barrel (15.5 gallon) capacity, with minimum chime (skirt) thickness of 2.00 mm and minimum sidewall (body/shell) thickness of 1.32 mm which have not been used to store or transport wine, and which are capable of being cleaned to Brewing Company's reasonable satisfaction by using the procedures specified in this Agreement.

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

                               (Registrant)   Mendocino Brewing Company, Inc.




                                              By: /s/ H. Michael Laybourn
                                                 -------------------------------
                                                 H.  Michael Laybourn,  Chairman
                                                     of  the  Board   and  Chief
                                                     Executive Officer


                                              Date:  April  24, 1997


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


                                              Date: April 24, 1997





                                              By: /s/ Michael F. Lovett
                                                 -------------------------------
                                                 Michael F. Lovett, Director


                                              Date: April 24, 1997





                                              By:
                                                 -------------------------------
                                                 Eric G. Bradley, Director

                                              Date: April  _________ , 1997




                                              By:
                                                 -------------------------------
                                                 Daniel R. Moldenhauer, Director

                                              Date: April  _________ , 1997

                    EXHIBIT "A-1" TO KEG MANAGEMENT AGREEMENT

                          List of Regional Wholesalers

                                   CALIFORNIA


A&D Distributing Co.                   L&M Distributing
231 South Maple                        2300 Hoover Ave.
So. San Francisco, CA 94080            Modesto, CA 95354
415-583-4953                           209-521-2350
San Mateo, Santa Clara counties        Stanislaus County

Del Reka Dist. Co.                     Lassen Beverage, Inc.
P.O. Box 1327                          P.O. Box 430
Eureka, CA 95501                       474-340 Commercial Way
707-442-1701                           Susanville, CA 96130
Humboldt county                        916-257-9103
                                       Lasen, Modoc, Plumas, Sierra
Angell Distributing Co.
P.O. Box 1530                          McCormick Beverage Co.
Ukiah, CA 95482                        P.O. Box 1346
707-462-1697                           Woodland, CA 95776
Lake, Mendocino counties               916-666-3263
                                       El Dorado, Nevada, Placer,
Bay Area Distributing Co.              Plumas, Butte, Sacramento, Yolo counties
1061 Factory St.
Richmond, CA 94804                     Morris Distributing
510-232-8554                           150 Landing Way
Alameda, Contra Costa,                 Petaluma, CA 94952
Counties                               707-769-7294
                                       Solano County
El Ray Distributing Co.
P.O. Box 750                           Olivetto Distributing
Napa, CA 94558                         30 Forest Products Rd.
707-252-8800                           Sutter Creek, CA 95685
Napa county                            209-223-4344
                                       Amador, Calaveres, Alpine Counties
Elyxir Distributing
270 West Riverside Drive               San Joaquin Beverage Co.
Watsonville, CA 95076                  1401 S. Fresno Ave.
408-761-6400                           Stockton, CA 95203
Santa Cruz, Monterey and               209-948-9400
San Benito Counties                    San Joaquin County

Foothill Distributing Co., Inc.        Valley Wide Beverage Co.
P.O. Box 492800                        2907 East Butler Ave.
1530 Beltline Rd.                      Fresno, CA 93721
Redding, CA 96049-2800                 209-237-2183
916-243-3932                           Fresno, Madera, Merced, Mariposa Counties
Shasta, Tehema, Trinity Counties
                                       Wine Warehouse
Golden Brands Distributing             P.O. Box 91-1234
255 Channel St.                        Commerce, CA 90091-1234
San Francisco, CA 94107                213-724-1700
415-863-4669                           Southern California from San Luis
San Francisco                          Obispo to San Diego

Golden Gate Distributing Co.
12 Harbor Dr. Blackpoint
Novato, CA 94948
415-892-6949
Marin, Sonoma counties

                                      WEST

Crown Beverage                        Admiralty Beverage Co.
1658 Linda Way                        6800 North Cutter Circle
Sparks, NV 89431                      Portland, OR 97217
707-358-2426                          503-240-8333
Northern Nevada                       Oregon