Form 10KSB/A
period 1996-12-31
MENDOCINO BREWING CO INC
filed 1997-05-06
CIK 919134

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               FORM 10-KSB/A No. 2
(Mark One)
    [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


                                              Date:  May 5, 1997


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




                                              By: /s/ Norman H. Franks
                                                 -------------------------------
                                                 Norman H. Franks, Director  and
                                                     Chief Financial Officer


                                              Date: May 5, 1997





                                              By: /s/ Michael F. Lovett
                                                 -------------------------------
                                                 Michael F. Lovett, Director


                                              Date: May 5, 1997





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