Form 10QSB
period 1997-03-31
MENDOCINO BREWING CO INC
filed 1997-05-28
CIK 919134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

     The number of shares of the issuer's common stock outstanding as of March 31, 1997 is 2,338,218. (Does not include 300,000 shares issued subject to substantial restrictions as security for a forbearance. See Item 2 -- Financing the New Brewery - Vendor Financing.)

                                     PART I

Item 1.  Financial Statements.



                         MENDOCINO BREWING COMPANY, INC.
                                  BALANCE SHEET
                                 March 31, 1997
                                   (Unaudited)

                                     ASSETS
Current Assets

Cash and cash equivalents                                            $   290,523
Accounts receivable                                                      386,825
Inventories                                                              261,434
Prepaid expenses                                                          20,361
Refundable income taxes                                                   71,900
Deferred income taxes                                                     23,100
                                                                     -----------
                                 Total Current Assets:                 1,054,143
                                                                     -----------

Property and Equipment                                                10,674,128
                                                                     -----------

Other Assets

Label development costs, net of amortization                              11,605
Deferred offering costs                                                  317,222
Deposits and other assets                                                290,100
Deferred income taxes                                                      4,500
                                                                     -----------
                                   Total Other Assets:                   623,427
                                                                     -----------
                                         Total Assets:               $12,351,698
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Line of credit                                                       $   600,000
Accounts payable                                                         728,072
Accrued wages and related expense                                        126,314
Accrued construction costs                                             1,048,901
Accrued liabilities                                                       29,795
Notes payable                                                          3,326,757
Current maturities of obligation under capital lease                     172,739
                                                                     -----------
                            Total Current Liabilities:                 6,032,578

Long term debt - less current maturities                               1,988,074
Deferred income taxes                                                     18,100
                                                                     -----------
                                    Total Liabilities:                 8,038,725

Stockholders' Equity

Common stock, no par value; 20,000,000 shares authorized;              4,005,532
2,338,218 shares issued and outstanding
Preferred stock, 2,000,000 shares authorized, 227,600 of                 227,600
which are designated Series A, no par value, with aggregate
liquidation preference of $227,600; 227,600 Series A shares
issued and outstanding
Retained earnings                                                         79,841
                                                                     -----------
                           Total Stockholders' Equity:                 4,312,973
                                                                     -----------
           Total Liabilities and Stockholders' Equity:               $12,351,698
                                                                     ===========


                     The accompanying notes are an integral
                       part of these financial statements

                         MENDOCINO BREWING COMPANY, INC.

                              STATEMENTS OF INCOME
                                   (unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                    ---------------------------
                                                        1997            1996
                                                    -----------     -----------

Sales ..........................................    $ 1,051,487     $   683,945

Less excise taxes ..............................         46,914          52,911
                                                    -----------     -----------

Net sales ......................................      1,004,573         631,034

Cost of goods sold .............................        576,240         324,739
                                                    -----------     -----------

Gross profit ...................................        428,333         306,295
                                                    -----------     -----------

Operating expenses
    Retail operating ...........................        165,844         180,203
    Marketing and distribution .................        203,235          92,990
    General and administrative .................        188,940         156,338
                                                    -----------     -----------
                                                        558,019         429,531
                                                    -----------     -----------

Loss from operations ...........................       (129,686)       (123,236)

Other income (expense)
    Interest income ............................          2,146          10,550
    Other income (expense) .....................          5,260             669
    Interest expense ...........................           (150)
                                                    -----------     -----------

                                                          7,256          11,219
                                                    -----------     -----------

Loss before income taxes .......................       (122,430)       (112,017)

Provision for income taxes .....................            800             800
                                                    -----------     -----------

Net Loss .......................................    $  (123,630)    $  (112,817)
                                                    ===========     ===========

Loss per share .................................    $     (0.05)    $     (0.05)
                                                    ===========     ===========

Weighted average common  shares outstanding ....      2,329,783       2,322,222
                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

MENDOCINO BREWING COMPANY, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                             --------------------------
                                                                 1997           1996
                                                             -----------    -----------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss ..............................................   $  (123,230)   $  (112,817)
   Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
       Depreciation and amortization .....................        15,395         11,250

   Changes in:
     Accounts receivable .................................         9,353        208,803
     Inventories .........................................       119,068       (192,455)
     Prepaid expenses and taxes ..........................       (26,621)        (5,247)
     Accounts payable ....................................       160,514         32,450
     Accrued wages and related expense ...................         8,046        (31,496)
     Accrued liabilities .................................        13,692          2,318
     Income taxes payable ................................          --          (34,200)
                                                             -----------    -----------

   Net cash provided (used) by operating activities: .....       176,217       (121,394)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, equipment, and leasehold
     improvements ........................................    (1,413,459)    (1,254,225)
   Deposits and other assets .............................          --          (23,736)
                                                             -----------    -----------

              Net cash used by investing activities: .....    (1,413,459)    (1,277,961)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from short-term borrowing ................       561,393        400,000
   Principal payments on long-term debt ..................          --           (2,316)
   Proceeds from obligation under capital lease ..........       182,671           --
   Payments on obligation under long-term lease ..........       (36,158)          --
   Accrued construction costs ............................       304,432       (117,961)
   Proceeds from sale of common stock ....................       135,963           --
   Deferred stock offering costs .........................      (115,264)          --
                                                             -----------    -----------

   Net cash provided by financing activities: ............     1,033,037        226,656
                                                             -----------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS ....................      (204,205)    (1,172,699)

CASH AND CASH EQUIVALENTS, beginning of period ...........       494,728      1,696,109
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, end of period .................   $   290,523    $   523,410
                                                             ===========    ===========

Supplemental cash flow information includes the following:
     Cash paid during the period for
          Interest .......................................   $   133,254    $    10,988
          Income taxes ...................................   $      --      $    52,500

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

Note 2 - Short-Term Borrowing

         The Company has a $600,000 term line of credit from a bank with variable interest at the bank's index rate plus 1.5%, maturing August 31, 1997. The note is secured by receivables and inventory. The seller of the Company's Ukiah land has a note, secured by a third priority deed of trust on the land, with a remaining principal balance as of March 31, 1997 of approximately $261,000 at 9% annual interest payable in monthly installments of principal and interest of $2,380 with the balance due at maturity on June 27, 1997.

Note 3 - Direct Public Offering

         On November 6, 1996, the Company filed a registration statement with the Securities and Exchange Commission to sell 600,000 shares of its no par value common stock at a proposed offering price of $8.50 per share. As of March 31, 1997, the Company had received and accepted subscriptions for 15,996 shares ($135,966). The Company suspended the offering in May 1997 in light of certain discussions with a private investor as discussed at Note 4 below.

Note 4 - Proposed Alliance and Possible Merger

         On May 2, 1997, the Company executed a letter of intent with The UB Group of Bangalore, India, for an alliance and possible merger, at which time the UB Group paid the Company a $250,000 refundable deposit secured by shares of Company stock pledged by the Company's Chief Executive Officer and Chief Financial Officer.

Note 5 - New Brewery

In late 1995, the Company began construction of a new brewery in Ukiah, California. At this time, the total cost of the brewery including land, building and equipment is estimated to be $12.0 million. Funding for the brewery has been from a combination of proceeds from the Company's public offerings, private party financing for the land, bank financing for the building and a capital lease for the equipment. The Company began producing draft beer at the facility in May 1997. Construction of office and administrative space is yet to be completed. The balance of the funding required to complete the facility is expected to come from the proposed alliance and possible merger referenced above.

Item 2.  Management's Discussion and Analysis.

         The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto included as Item 1 in this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

Overview

         Results for the first three months of 1997 reflected significant sales growth and high expenses as the Company continued to implement its expansion plan. Compared to the immediately preceding quarter, net sales were up 7.4%, gross profit was up 10.2%, the Company's operating loss improved 21.8%, and the pre-tax loss improved 22.6%. Compared to the comparable period in 1996, net sales adjusted for excise taxes were up 53.7% and gross profit was up 39.8%, but because the Company had not yet implemented its marketing plan in the first quarter of 1996, the operating loss in 1997 was 5.2% higher and the pre-tax loss was 9.3% higher than in 1996.

Results of Operations

         Three Months Ending March 31, 1997 Compared to Three Months Ending December 31, 1996 and March 31, 1997. The following discussion sets forth information for the three-month periods ending March 31, 1996 and 1997. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

         The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Income, see Financial Statements elsewhere in this Report, for the periods indicated:
                                                             Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                            1997           1996
                                                           ------         ------
Statements of Income Data:
     Sales .......................................        104.67%        108.38%
     Excise taxes ................................          4.67           8.38
                                                           ------         ------
     Net sales ...................................        100.00         100.00
     Costs of sales ..............................         57.36          51.46
                                                           ------         ------
     Gross profit ................................         42.64          48.54
     Retail operating expense ....................         16.51          28.56
     Marketing expense ...........................         20.23          14.74
     General and administrative expense ..........         18.81          24.77
                                                           ------         ------
     Total operating expenses ....................         55.55          68.07
                                                           ------         ------
     Loss from operations ........................        (12.91)        (19.53)
     Other income ................................          0.72           1.78
                                                           ------         ------
     Loss before income taxes ....................        (12.19)        (17.75)
     Provision for income taxes ..................          0.08           0.13
                                                           ------         ------
     Net Loss ....................................        (12.27)        (17.88)
                                                           ======         ======

                                                              At March 31,
                                                        ----------------------
                                                         1997            1996
                                                        ------          ------
Balance Sheet Data:
     Cash and cash equivalents .............           $ 290,523      $ 523,410
     Working capital .......................          (4,641,550)      (419,590)
     Property and equipment ................          10,674,128      5,197,818
     Deposits and other assets .............             623,427        109,016
     Total assets ..........................          12,351,698      6,597,671
     Long-term debt ........................              --            554,937
     Obligation under capital lease ........           1,988,047           --
     Total liabilities .....................           8,038,725      2,285,564
     Shareholder's equity ..................           4,312,973      4,312,107

         Net Sales. Net sales were $1,004,600 representing a sequential increase of 7.4% over the prior quarterly period and a 59.2% increase from the year-earlier period in 1996. (Five and one-half percent (5.5%) of the increase over 1996 reflects higher excise taxes accrued in 1996 when the Company paid excise taxes based on product produced rather than product shipped.) Management attributes the growth in sales to the implementation of new marketing strategies, including new point of sale materials and additional field sales representatives, beginning in the second quarter of 1996. Wholesale beer shipments increased by 78.9% in the first three months of 1997 compared to the same period in 1996. Management attributes approximately 60% of the sales increases in the first quarter to increased sales to existing distributors and 40% to geographic expansion begun in the second half of 1996. Retail sales at the Hopland Brewery brewpub and merchandise store were up 12.0% for the first three months of 1997 compared to 1996. Management attributes the increase sales at the Hopland Brewery brewpub and merchandise store to a 93% increase in merchandise sales offset by a 2.0% decrease in pub food and beer sales.

         Cost of goods sold. Cost of goods sold was 57.39% as a percentage of net sales, representing a sequential increase of 2.1 percentage points from the prior quarterly period and an increase of 5.9 percentage points from the first three months 1996 to 57.36% in the same period in 1997. The changes were due first to increased cost of retail goods (food and merchandise) and second to a $17,000 inventory write-down. If the inventory had not been written down, the increase would have been 0.4 percentage points over the prior quarterly period and 3.0 percentage points over the first three months of 1996.

         Gross profit. Gross profit was $428,300, representing a sequential increase of 10.2% over the prior quarterly period and a 39.8% increase from the first quarter of 1996. As a percentage of net sales, however, gross profit decline by the same amount as the increase in cost of goods sold.

         Operating expenses. Operating expenses were $558,000, representing a sequential increase of merely 0.7% from the previous quarterly period and 29.9% from the first three months of 1996. Operating expenses consists of retail operating expense, marketing and distribution, and general and administrative expense. Retail operating expenses were $165,800, representing a sequential decrease of 5.0% from the prior quarterly period and 8.0% from the first three months of 1997. Compared to the first three months of 1996, supply costs decreased $6,100, labor costs decreased $5,400, advertising and promotion decreased $4,100, and net miscellaneous expenses increased $1,200.

         Marketing and distribution expenses were $203,200, representing a sequential increase of 7.7% from the prior quarterly period and 118.6% from the first three months of 1997. Compared to the first three months of 1997, promotional/ advertising costs (including point of sales and packaging/label development costs) increased by $37,800, marketing and sales labor increased by $30,600, distribution expense increased by $16,000, travel and lodging expenses (incurred in supporting new geographic markets) increased by $12,800, and net miscellaneous expenses increased by $13,000.

         General and administrative expense was $188,900, representing a sequential decrease of 1.1% from the prior quarterly period and an increase of 20.9% from the first three months of 1996. Compared to the first three months of 1996, professional fees increased $14,600, labor costs increased $9,900, costs associated with being a public company increased $5,800, and net miscellaneous expenses increased by $2,300.

         Other income. Other income was $7,300, representing a decrease of $4,000 in the first three months 1997 compared to the same period for 1996 primarily as a result of a decrease of $8,400 in net interest earnings as cash from the initial direct public offering was used for the expansion project. This decrease was offset by an increase of $4,400 in net additional miscellaneous income.

         Provision for income taxes. The provision for income taxes in the first three months of 1997 was $800 compared to a benefit from income taxes of $68,300 in the immediately prior period. The provision for income taxes in the first three months of 1996 was also $800.

         Net loss. Net loss for the first three months 1997 was $123,200, representing a sequential decrease in earnings of 37.2% compared to the prior quarterly period and a decrease in earnings of 9.2% compared to the same period for 1996.

Segment Information

         Mendocino Brewing's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 80.3% of the Company's first quarter 1997 sales. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store, the Hopland Brewery. This segment accounted for 19.7% of the Company's first quarter 1997 sales.

        Mendocino Brewing began producing draft beer at its new brewery in Ukiah in May 1997. The initial annual capacity of the new brewery is 60,000 bbl. This will be in addition to the Company's 18,000 bbl. per year facility in Hopland until bottling operations are transferred to Ukiah. As the Company does not intend to expand its brewpub operations, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

Seasonality

         Beer consumption nationwide has historically increased by approximately 20% during the summer months. It is not clear to what extent seasonality will affect the Company as it expands its capacity and its geographic markets.

Financing the New Brewery.

         New Brewery Cost. The presently estimated cost of the new brewery at its initial annual capacity of 60,000 bbl. is $12.0 million. This includes $0.8 million for the land, $7.3 million for improvements to the real estate, $3.3 million for equipment, and $0.6 million for financing costs. Of this amount, approximately $9.84 million has been paid or provided for from cash raised in the Company's initial direct public offering and the proceeds of debt described below and cash from operations. The balance of approximately $2.16 million is expected to be funded through an alliance and possible merger with The UB Group of Bangalore, India or its affiliates. See "Alliance and Possible Merger" below.

         Construction Financing. Mendocino Brewing has obtained a $2.7 million construction loan secured by a first priority deed of trust on the Ukiah land and improvements and the proceeds of the current direct public offering from the Savings Bank of Mendocino County. There is a written commitment to convert the construction loan to a 15 year term loan upon successful completion of the new brewery, subject to certain conditions. As of March 31, 1997, approximately 89% of the construction loan had been funded. The construction loan bears interest at the lender's prime plus 2% (initially 10.25%), payable monthly, and matures on July 1, 1997. The current commitment provides that upon conversion, the loan will bear interest at the then prevailing 5 Year Treasury Constant Maturity Index (but not less than 10%), with a maximum for the first five years at 2% above the initial fully indexed rate, and a maximum during the remaining term of the loan at 3% above the initial fully indexed rate at the beginning of the remaining term. The minimum annual interest rate is 8%. The loan will be amortized over 25 years with a balloon payment upon maturity in 15 years. The lender's commitment letter states that the lender will convert the unpaid principal at maturity to a fully amortized 10-year loan subject to terms and conditions to be agreed upon at that time. The commitment letter proposes to require the Company to pledge all proceeds of the Company's current direct public offering in excess of $2.5 million as collateral for the 15-year term loan, with the provision that the lender will release the funds from the pledge to purchase additional equipment if the Company is meeting its sales and revenue objectives.

         Equipment Lease. FINOVA Capital Corporation has agreed to lease new brewing equipment with a total cost of approximately $2.07 million to Mendocino Brewing for a term of 7 years with monthly rental payments of approximately $29,000 each. The lease commenced in December 1996. Before the lease commenced, FINOVA advanced $750,000 to the Company with interest at the Citibank prime plus 3%. As of March 31, 1997, approximately 81% of the lease had been funded. The balance of the funds are deemed to have been advanced but are held by FINOVA as cash collateral pending acquisition of certain qualifying additional equipment. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% nor more than 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at approximately $45,600 per month with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable.

         Seller Financing of Ukiah Real Estate. The seller of the Ukiah land has a note, secured by a third priority deed of trust on the land, with a remaining principal balance as of March 31, 1997 of approximately $261,000 at 9% annual interest payable in monthly installments of principal and interest of $2,380 with the balance due at maturity on June 27, 1997.

         WestAmerica Loan. WestAmerica Bank of Santa Rosa, California has loaned Mendocino Brewing $600,000 secured by Mendocino Brewing's accounts receivable and inventory. The loan is fully funded and bears interest at the bank's index rate plus 1.5% payable monthly and matures on August 31, 1997. The Company has an outstanding commitment letter from WestAmerica Bank to convert the $600,000 term loan to a revolving line of credit with an advance rate of 80% of qualified accounts receivable and 25% of inventory. As the Company's sales continue to expand, the amount of inventory and receivables financing available should increase proportionately, assuming an otherwise sound financial condition. These forward looking statements are subject to risks and uncertainties. Even if the Company's accounts receivable and inventory grows in quantity, credit may be unavailable for other reasons relating to the Company's business, financial condition, and results of operations, the craft brew industry, the lending industry, or economic conditions in general. To the extent that the loan is not extended or refinanced, the Company will be required to repay the loan out of cash from operations, the net proceeds of the Company's current direct public offering, or the proceeds of another debt or equity financing, a strategic alliance, or a joint venture.

         Vendor Financing. The general contractor for the new brewery, BDM Construction Co., Inc. ("BDM"), agreed to defer up to $900,000 in fees otherwise owed or to become payable on December 31, 1996, subject to performance by BDM of its obligations under the construction contract, until January 31, 1997 with interest at 12% per annum. As of December 31, 1996, $300,000 had been deferred under this arrangement. Additional amounts payable to BDM after January 31, 1997 are outstanding and no written modifications have been made to the deferral arrangement to address the current circumstances. The deferral arrangement is secured by a second priority deed of trust on the Ukiah land and improvements, and by 300,000 shares of Mendocino Brewing's Common Stock. In the event of default, BDM is required to proceed against the Common Stock before initiating any proceeding against the real estate. The Common Stock collateral was issued to BDM by the Company pursuant to Section 4(2) of the Securities Act of 1933 subject to the restrictions (a) that the shares shall be canceled if the amounts owed BDM are paid in full, (b) that if full amount owed BDM is not paid, the shares must be sold in a commercially reasonable manner as specified in the California Commercial Code, and (c) that any shares not needed to be sold to satisfy the obligation to BDM shall be canceled. Under California law, BDM may not retain the shares in satisfaction of the obligation without the written consent of the Company given after an event of default. BDM has the right to require the Company to register the shares issued for its account for sale to the public. As of May 22, 1997, BDM has not taken any action to enforce the Company's obligations to it. The Company presently anticipates that payment of its obligation to BDM will be funded through an alliance and possible merger with The UB Group of Bangalore, India or its affiliates. See "Alliance and Possible Merger" below.

         Keg Management Arrangement. Mendocino Brewing has entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If the agreement terminates, the Company is required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available.

         Remaining Costs. The Company presently anticipates that funding for the $2.16 million in remaining cost of the new brewery will be provided through an alliance and possible merger with The UB Group of Bangalore, India or its affiliates. See "Alliance and Possible Merger" below.

Liquidity and Capital Resources

         Generally. The expansion now underway has had and will continue to have a material impact on Mendocino Brewing's assets, liabilities, commitments for capital expenditures, and liquidity. Capital resources for the expansion plan have been supplied by the net proceeds of Mendocino Brewing's initial public offering and debt and equipment financing as described above. Working capital for day to day business operations has historically been provided primarily through operations. Proceeds from operations are not expected to provide sufficient working capital for day to day operations as the Company expands. The Company's ratio of current assets to current liabilities on March 31, 1997 was
0.17 to 1.0 and its ratio of assets to liabilities was 1.54 to 1.0.

         New Brewery.  See "-- Financing the New Brewery" above.

         Impact of Expansion on Cash Flow. Mendocino Brewing must make timely payment of its debt and lease commitment to continue in operation. Increased capacity will also place additional demands on the Company's working capital to pay the cost of additional sales and marketing activities and staff, production personnel, and administrative staff and to fund increased purchases of supplies. There will be a lag between the time the Company must incur some or all of these costs and the time the Company realizes revenue from increased sales. Working capital to fund these expenses will have to be provided by trade terms offered by suppliers and vendors, the proceeds of the Company's current direct public offering, additional debt or equity from other sources, and/or deferral of certain expenses. The Company presently anticipates that the necessary working capital will be provided through an alliance and possible merger with The UB Group of Bangalore, India or its affiliates. See "Alliance and Possible Merger" below.

         Direct Public Offering. On February 6, 1997, the Company commenced a direct public offering 600,000 shares of its no par value common stock at $8.50 per share. As of March 31, 1996, the Company had received and accepted subscriptions for approximately 16,000 shares ($136,000). The Company suspended the offering in May 1997 in light of its discussions with The UB Group. See "Alliance and Possible Merger" below.

         Alliance and Possible Merger. On May 2, 1997, the Company and the UB Group of Bangalore, India entered into a non-binding letter of intent for an alliance and possible merger, at which time the UB Group paid the Company a $250,000 refundable deposit secured by shares of Company stock pledged by the Company's Chief Executive Officer and Chief Financial Officer. The UB Group is a global beer and sprits company operating in 20 countries on four continents. Its best known brand is Kingfisher lager which was recently voted the best light lager in the world at the Stockholm Beer Festival. It is a goal of the Company that execution of a definitive agreement with the UB Group and/or its affiliates will provide sufficient additional capital to the Company to enable the Company to complete construction of the new brewery, pay the contractor, and provide sufficient working capital to operate the new brewery. There is no guaranty that the foregoing goals will be achieved or that the Company will negotiate a transaction with the UB Group on favorable terms or at all. Failure of the Company to negotiate a transaction with the UB Group would have a material adverse effect on the Company's business and financial condition.

                                     PART II



Item 6.  Exhibits and Reports on Form 8-K.

Exhibit
Number            Description of Document
------------      -----------------------

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

 4.1 Articles 5 and 6 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.1)

 4.2 Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2)

19.1              Change  in Terms  Agreement  with  Savings  Bank of  Mendocino
                  County

19.2              Change in Terms Agreement with WestAmerica Bank

19.3        *     Letter of Intent with The UB Group

19.4        **    Refundable Deposit Agreement with The UB Group

27                Financial Data Schedule

            * This Exhibit has been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

            ** A portion of this Exhibit has been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

     No reports on Form 8-K were filed during the quarter for which this report is filed.


                                    SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Mendocino Brewing Company, Inc.
               (Registrant)

Date     May 27, 1997                   /s/ H. Michael Laybourn
    ----------------------------       -----------------------------------------
                                       H. Michael Laybourn, President


Date     May 27, 1997                   /s/ Norman H. Franks
    ----------------------------       -----------------------------------------
                                       Norman H. Franks, Chief Financial Officer