Form 10QSB/A
period 1997-03-31
MENDOCINO BREWING CO INC
filed 1997-06-19
CIK 919134

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

     The number of shares of the issuer's common stock outstanding as of March 31, 1997 is 2,338,218. (Does not include 300,000 shares issued subject to substantial restrictions as security for a forbearance. See Item 2 Financing the New Brewery - Vendor Financing.)

                                     PART I

Item 1.  Financial Statements.



                               MENDOCINO BREWING COMPANY, INC.
                                        BALANCE SHEET
                                        March 31, 1997
                                         (Unaudited)

                      ASSETS
Current Assets

Cash and cash equivalents                                                   $         290,523
Accounts receivable                                                                   386,825
Inventories                                                                           261,434
Prepaid expenses                                                                       20,361
Refundable income taxes                                                                71,900
Deferred income taxes                                                                  23,100
                                                                             ----------------
                                                  Total Current Assets:             1,054,143
                                                                             ----------------

Property and Equipment                                                             10,674,128
                                                                             ----------------

Other Assets

Label development costs, net of amortization                                           11,605
Deferred offering costs                                                               317,222
Deposits and other assets                                                             290,100
Deferred income taxes                                                                   4,500
                                                                             ----------------
                                                    Total Other Assets:               623,427
                                                                             ----------------
                                                          Total Assets:      $     12,351,698
                                                                             ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Line of credit                                                               $        600,000
Accounts payable                                                                      728,072
Accrued wages and related expense                                                     126,314
Accrued construction costs                                                          1,048,901
Accrued liabilities                                                                    29,795
Notes payable                                                                       3,326,757
Current maturities of obligation under capital lease                                  172,739
                                                                             ----------------
                                             Total Current Liabilities:             6,032,578

Long term debt - less current maturities                                            1,988,074
Deferred income taxes                                                                  18,100
                                                                             ----------------
                                                     Total Liabilities:             8,038,725

Stockholders' Equity

Common stock, no par value; 20,000,000 shares authorized;                           4,005,532
2,338,218 shares issued and outstanding
Preferred stock, 2,000,000 shares authorized, 227,600 of                              227,600
which are designated Series A, no par value, with aggregate
liquidation preference of $227,600; 227,600 Series A shares
issued and outstanding
Retained earnings                                                                      79,841
                                                                             ----------------
                                            Total Stockholders' Equity:             4,312,973
                                                                             ----------------
                            Total Liabilities and Stockholders' Equity:      $     12,351,698
                                                                             ================

                     The accompanying notes are an integral
                       part of these financial statements

                                      -1-


                              MENDOCINO BREWING COMPANY, INC.

                                   STATEMENTS OF INCOME
                                        (unaudited)


                                                                Three Months Ended
                                                                     March 31,
                                                         --------------------------------
                                                             1997                1996
                                                             ----                ----

Sales ..........................................         $ 1,051,487          $   683,945

Less excise taxes ..............................              46,914               52,911
                                                         -----------          -----------

Net sales ......................................           1,004,573              631,034

Cost of goods sold .............................             576,240              324,739
                                                         -----------          -----------

Gross profit ...................................             428,333              306,295
                                                         -----------          -----------

Operating expenses
    Retail operating ...........................             165,844              180,203
    Marketing and distribution..................             203,235               92,990
    General and administrative .................             188,940              156,338
                                                         -----------          -----------
                                                             558,019              429,531
                                                         -----------          -----------

Loss from operations ............................           (129,686)            (123,236)

Other income (expense)
    Interest income ............................               2,146               10,550
    Other income (expense) .....................               5,260                  669
    Interest expense ...........................                (150)
                                                         -----------          -----------

                                                               7,256               11,219
                                                         -----------          -----------

Loss before income taxes .......................            (122,430)            (112,017)

Provision for income taxes......................                 800                  800
                                                         -----------          -----------

Net Loss .......................................         $  (123,630)         $  (112,817)
                                                         ===========          ===========

Loss per share .................................         $     (0.05)         $     (0.05)
                                                         ===========          ===========

Weighted average common  shares outstanding ....           2,329,783            2,322,222
                                                         ===========          ===========

                          The accompanying notes are an integral
                           part of these financial statements.

MENDOCINO BREWING COMPANY, INC.

                                 STATEMENTS OF CASH FLOWS
                                        (unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                            --------------------------------
                                                                1997               1996
                                                                ----               ----
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss ........................................        $  (123,230)        $  (112,817)
   Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
       Depreciation and amortization ...............             15,395              11,250

   Changes in:
     Accounts receivable ...........................              9,353             208,803
     Inventories ...................................            119,068            (192,455)
     Prepaid expenses and taxes ....................            (26,621)             (5,247)
     Accounts payable ..............................            160,514              32,450
     Accrued wages and related expense .............              8,046             (31,496)
     Accrued liabilities ...........................             13,692               2,318
     Income taxes payable ..........................               --               (34,200)
                                                            -----------         -----------

   Net cash provided (used) by operating activities:            176,217            (121,394)
                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, equipment, and leasehold
     improvements...................................         (1,413,459)         (1,254,225)
   Deposits and other assets .......................               --               (23,736)
                                                            -----------         -----------

              Net cash used by investing activities:         (1,413,459)         (1,277,961)
                                                            -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from short-term borrowing...........            561,393             400,000
   Principal payments on long-term debt ............              --                 (2,316)
   Proceeds from obligation under capital lease.....            182,671                --
   Payments on obligation under long-term lease.....            (36,158)               --
   Accrued construction costs ......................            304,432            (117,961)
   Proceeds from sale of common stock ..............            135,963                --
   Deferred stock offering costs ...................           (115,264)               --
                                                            -----------         -----------

   Net cash provided by financing activities: .....           1,033,037             226,656
                                                            -----------         -----------
DECREASE IN CASH AND CASH EQUIVALENTS...............           (204,205)         (1,172,699)

CASH AND CASH EQUIVALENTS, beginning of period .....            494,728           1,696,109
                                                            -----------         -----------

CASH AND CASH EQUIVALENTS, end of period ...........        $   290,523       $     523,410
                                                            ===========         ===========

Supplemental cash flow information includes the following:
     Cash paid during the period for
          Interest  ................................        $   133,254         $    10,988
          Income taxes .............................        $     --            $    52,500
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



Note 2 - Going Concern and Management's Plans

In September 1995, the Company began construction of its new brewery with an expected completion date of mid-1996. The brewery was to be paid by a combination of financing and the proceeds from the Company's initial public stock offering. At the outset of construction, the projected total cost of the project, including land, building, equipment and other costs, was $9,200,000. The project is nearing completion, and the Company began brewing and selling beer in May 1997. However, due to a change increasing the size and capacity of the brewery, cost overruns, and time delays, the cost rose to an expected total of $12,000,000. The project is being paid for and financed as follows:

o     $3,300,000 proceeds from the initial stock offering

o $2,700,000 construction loan to bank. The bank has provided a commitment letter to convert the debt to permanent financing.

o     $1,800,000 in equipment financing as a capital lease

o $800,000 to an individual for the acquisition of land. The current balance of $261,000 is due in June 1997.

o $600,000 bank line of credit secured by accounts receivable and inventory, maturing in August 1997.

o $900,000 to the general contractor, due 30 days after completion of the project

o $1,639,000 of estimated remaining costs are expected to be provided as a result of the Company's proposed alliance with The UB Group of Bangalore, India

On May 2, 1997, the Company signed a letter of intent with The UB Group of Bangalore, India for an alliance and possible merger, at which time the UB Group paid the Company a $250,000 refundable deposit secured by shares of Company stock pledged by the Company's Chief Executive Officer and Chief Financial Officer. If the Company fails to consummate an alliance with The UB Group, there may be uncertainty about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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



Note 4 - Renegotiation of Long-Term Debt


         In June 1997 the Company renegotiated its capital lease to retroactively reduce the amount of the lease commitment from approximately $2.1 million to $1.8 million. The excess of lease payments previously paid over the recalculated lease payments has been credited against future payments.


Note 5 - Direct Public Offering

         On November 6, 1996, the Company filed a registration statement with the Securities and Exchange Commission to sell 600,000 shares of its no par value common stock at a proposed offering price of $8.50 per share. As of March 31, 1997, the Company had received and accepted subscriptions for 15,996 shares ($135,966). The Company suspended the offering in May 1997 in light of the letter of intent with The UB Group as discussed at Note 2 above.




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

         The following table sets forth, as a percentage of sales, certain items included  in the  Company's  Statements  of  Income,  see  Financial  Statements
elsewhere in this Report, for the periods indicated:
                                                                          Three Months Ended March 31,
                                                              --------------------------------------------------
                                                                    1997                               1996
                                                              ----------------                   ---------------
Statements of Income Data:
     Sales...........................................               104.67%                            108.38%
     Excise taxes....................................                 4.67                               8.38
                                                                    ------                             ------
     Net sales.......................................               100.00                             100.00
     Costs of sales..................................                57.36                              51.46
                                                                    ------                             ------
     Gross profit....................................                42.64                              48.54
     Retail operating expense........................                16.51                              28.56
     Marketing expense...............................                20.23                              14.74
     General and administrative expense..............                18.81                              24.77
                                                                    ------                             ------
     Total operating expenses........................                55.55                              68.07
                                                                    ------                             ------
     Loss from operations............................               (12.91)                            (19.53)
     Other income....................................                 0.72                               1.78
                                                                    ------                             ------
     Loss before income taxes........................               (12.19)                            (17.75)
     Provision for income taxes......................                 0.08                               0.13
                                                                    ------                             ------
     Net Loss........................................               (12.27)                            (17.88)
                                                                    ======                             ======

                                                                                  At March 31,
                                                              --------------------------------------------------
                                                                    1997                               1996
                                                              ----------------                   ---------------
Balance Sheet Data:
     Cash and cash equivalents.......................         $    290,523                       $    523,410
     Working capital.................................           (4,641,550)                          (419,590)
     Property and equipment..........................           10,674,128                          5,197,818
     Deposits and other assets.......................              623,427                            109,016
     Total assets....................................           12,351,698                          6,597,671
     Long-term debt..................................                --                               554,937
     Obligation under capital lease..................            1,988,047                              --
     Total liabilities...............................            8,038,725                          2,285,564
     Shareholder's equity............................            4,312,973                          4,312,107


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



         Equipment Lease. FINOVA Capital Corporation has agreed to lease new brewing equipment with a total cost of approximately $1.78 million to Mendocino Brewing for a term of 7 years with monthly rental payments of approximately $27,100 each. The lease commenced in December 1996. Before the lease commenced, FINOVA advanced $750,000 to the Company with interest at the Citibank prime plus 3%. As of March 31, 1997, approximately 100% of the lease had been funded. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% nor more than 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at approximately $45,600 per month with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable.



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

4.1 Articles 5 and 6 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.1)

4.2 Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2)

19.1              Change  in Terms  Agreement  with  Savings  Bank of  Mendocino
                  County

19.2              Change in Terms Agreement with WestAmerica Bank



19.3          *   Refundable Deposit Agreement with The UB Group



27                Financial Data Schedule



              * A portion of this Exhibit has been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.



     No reports on Form 8-K were filed during the quarter for which this report is filed.


                                    SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Mendocino Brewing Company, Inc.
               (Registrant)



Date     June 13, 1997                 /s/ H. Michael Laybourn
    ----------------------------       -----------------------------------------
                                       H. Michael Laybourn, President

Date     June 13, 1997                 /s/ Norman H. Franks
    ----------------------------       -----------------------------------------
                                       Norman H. Franks, Chief Financial Officer