Form 10QSB
period 1997-06-30
MENDOCINO BREWING CO INC
filed 1997-08-14
CIK 919134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

     The number of shares of the issuer's common stock outstanding as of June 30, 1997 is 2,341,548. (Does not include 300,000 shares issued subject to substantial restrictions as security for a forbearance. See Item 2 - Management's Discussion and Analysis -- Financing the New Brewery - Vendor Financing.)

                                     PART I

Item 1.  Financial Statements.



                                        MENDOCINO BREWING COMPANY, INC.
                                                 BALANCE SHEET
                                                 June 30,1997
                                                  (Unaudited)

                                                    ASSETS

Current Assets

Cash and cash equivalents                                                                         $    251,026
Accounts receivable                                                                                    417,879
Inventories                                                                                            303,052
Prepaid expenses and taxes                                                                              67,668
Refundable income taxes                                                                                161,900
Deferred income taxes                                                                                   23,100
                                                                                                    ----------
                                                          Total Current Assets:                      1,224,625
                                                                                                    ----------
Property and Equipment                                                                              10,985,085
                                                                                                    ----------

Other Assets

Deferred private placement costs                                                                        81,786
Deposits and other assets                                                                                5,944
Deferred income taxes                                                                                   28,100
                                                                                                    ----------
                                                          Total Other Assets:                          115,830
                                                                                                    ----------
                                                          Total Assets:                           $ 12,325,540
                                                                                                    ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Line of credit                                                                                    $    600,000
Accounts payable                                                                                       871,788
Accrued wages and related expense                                                                      137,500
Accrued construction costs                                                                             794,558
Accrued liabilities                                                                                     51,897
Refundable deposit                                                                                     500,000
Notes payable                                                                                        3,564,357
Current maturities of obligation under capital lease                                                   160,550
                                                                                                    ----------
                                                          Total Current Liabilities:                 6,680,650

Obligation under capital lease, less current maturities                                              1,665,202
Deferred income taxes                                                                                   18,100
                                                                                                    ----------
                                                          Total Liabilities:                         8,363,952

Stockholders' Equity
Common stock, no par value; 20,000,000 shares authorized;
2,341,548 shares issued and outstanding                                                              3,869,569
Preferred stock, 2,000,000 shares authorized, 227,600 of
which  are  designated  Series  A,  no par  value,  with  aggregate liquidation preference of $227,600; 227,600 Series A shares
issued and outstanding                                                                                 227,600
Accumulated deficit                                                                                   (135,581)
                                                                                                    ----------
                                                          Total Stockholders' Equity:                3,961,588
                                                                                                    ----------
Total Liabilities and Stockholders' Equity:                                                       $ 12,325,540
                                                                                                    ==========


                                    The accompanying notes are an integral
                                      part of these financial statements


                                        MENDOCINO BREWING COMPANY, INC.

                                           STATEMENTS OF OPERATIONS
                                                  (unaudited)


                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                               ----------------------------       ----------------------------
                                                   1997              1996             1997              1996
                                               -----------      -----------       -----------      -----------
Sales                                          $ 1,272,992      $ 1,227,428       $ 2,324,479      $ 1,911,373
Less excise taxes                                   72,500           18,138           119,414           71,049
                                               -----------      -----------       -----------      -----------
Net sales                                        1,200,492        1,209,290         2,205,065        1,840,324
                                               -----------      -----------       -----------      -----------
Cost of goods sold                                 764,597          545,711         1,340,837          870,450
                                               -----------      -----------       -----------      -----------
Gross profit                                       435,895          663,579           864,228          969,874
                                               -----------      -----------       -----------      -----------
Operating expenses
Retail operations                                  168,743          192,082           334,117          372,285
Marketing and distribution                         227,629          199,830           430,864          292,820
General and administrative                         200,207          187,700           389,617          339,551
                                               -----------      -----------       -----------      -----------
                                                   596,579          579,612         1,154,598        1,004,656
                                               -----------      -----------       -----------      -----------
Income (loss) from operations                     (160,684)          83,967          (290,370)         (34,782)
                                               -----------      -----------       -----------      -----------
Other income (expense)
Interest income                                        959              269             3,105           10,819
Other income (expense)                               1,179          (43,543)            6,440          (47,361)
Write off of deferred offering costs              (141,006)              -           (141,006)              -
Interest expense                                   (29,470)              -            (29,621)              -
                                               -----------      -----------       -----------      -----------
                                                  (168,338)         (43,274)         (161,082)         (36,542)
                                               -----------      -----------       -----------      -----------
Income (loss) before income taxes                 (329,022)          40,693          (451,452)         (71,324)
                                               -----------      -----------       -----------      -----------
Benefit from income taxes                         (113,600)         (21,500)         (112,800)         (20,700)
                                               -----------      -----------       -----------      -----------
Net income (loss)                              $  (215,422)     $    62,193       $  (338,652)     $   (50,624)
                                               ===========      ===========       ===========      ===========
Earnings (loss) per share                          $(0.09)           $ 0.03           $(0.14)           $(0.02)
                                               ===========      ===========       ===========      ===========
Weighted average common shares
outstanding                                      2,341,548        2,322,222         2,335,665        2,322,222
                                               ===========      ===========       ===========      ===========

                                    The accompanying notes are an integral
                                      part of these financial statements.

                                                     - 2 -


                                        MENDOCINO BREWING COMPANY, INC.

                                           STATEMENTS OF CASH FLOWS
                                                  (unaudited)

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                               ----------------------------       ----------------------------
                                                   1997              1996             1997              1996
                                               -----------      -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $ (215,422)      $   62,193        $ (338,652)      $  (50,624)
Adjustments to reconcile net income
(loss) to net cash used by operating
activities:
Depreciation and amortization                       95,261           11,758           110,656           23,008
Deferred income taxes                              (23,600)         (21,500)          (23,600)         (21,500)
Changes in:
Accounts receivable                                (31,054)        (300,308)         (100,467)         (91,504)
Inventories                                        (41,618)         (14,823)           77,449         (207,278)
Prepaid expenses and taxes                         (47,307)         (20,745)           (9,128)         (25,992)
Refundable income tax                              (90,000)              -            (90,000)              -
Accounts payable                                   143,716          229,852           304,230          262,302
Accrued wages and related expense                   11,185            7,131            19,232          (24,366)
Accrued liabilities                                 22,102            9,352            35,794           11,670
Income taxes payable                                    -                -                 -           (34,200)
                                               -----------      -----------       -----------      -----------
Net cash used by operating activities:            (176,737)         (37,090)          (14,486)        (158,484)
                                               -----------      -----------       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                (430,417)      (1,759,713)       (1,661,205)      (3,013,164)
Deposits and other assets                              (41)          23,081            13,925           14,564
                                               -----------      -----------       -----------      -----------
Net cash used by investing activities:            (430,458)      (1,736,632)       (1,647,280)      (2,998,600)
                                               -----------      -----------       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowing             237,599          (40,000)          798,992          360,000
Principal payments on long-term debt                    -            (2,368)               -            (4,683)
Payments on obligation under capital
lease                                              (15,032)              -            (51,190)              -
Refundable deposit                                 500,000               -            500,000               -
Accrued construction costs                        (254,342)       1,351,847            50,090        1,180,819
Proceeds from sale of common stock                  28,308               -            164,271               -
Deferred stock offering costs                      135,753          (37,941)           37,687          (53,935)
Deferred private placement costs                   (64,588)              -            (81,786)              -
                                               -----------      -----------       -----------      -----------
Net cash provided by financing
activities:                                        567,698        1,271,538         1,418,064        1,482,201
                                               -----------      -----------       -----------      -----------
DECREASE IN CASH                                   (39,497)        (502,184)         (243,702)      (1,674,883)
                                               -----------      -----------       -----------      -----------
CASH, BEGINNING OF PERIOD                          290,523          523,410           494,728        1,696,109
                                               -----------      -----------       -----------      -----------
CASH, END OF PERIOD                             $  251,026       $   21,226        $  251,026       $   21,226
                                               ===========      ===========       ===========      ===========

Supplemental Cash Flow Information Includes the Following:
Cash Paid During the Period for:
Interest                                        $  114,589       $       -         $  247,843        $      -
Income taxes                                    $       -        $       -         $       -         $  52,500
                                               ===========      ===========       ===========      ===========
Non-cash investing and financing activities for the six month period ending June
30,  1997,  consisted of  acquiring  fixed  assets of $19,573  through a capital lease.

                                    The accompanying notes are an integral
                                      part of these financial statements.

                                                     - 3 -

                         MENDOCINO BREWING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1  Basis of Presentation

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

Note 2  Going Concern and Management's Plans

In September 1995, the Company began construction of its new brewery with an expected completion date of mid-1996. The brewery was to be paid for by a combination of financing and the proceeds from the Company's initial public stock offering. At the outset of construction, the projected total cost of the project, including land, building, equipment and other costs, was $9,200,000. Phase I of the brewery is now complete and the Company began brewing and selling beer in May 1997. Phase II, which consists primarily of non-production related facilities, is expected to be completed in late 1997 once funds become available. Due to a change increasing the size and capacity of the brewery, cost overruns, and time delays, the cost rose to an expected total of $12,000,000. The project is being paid for and financed as follows:

o    $3,300,000 proceeds from the initial stock offering.

o $2,700,000 construction loan to bank. The bank has provided a commitment letter to convert the debt to permanent financing. Although the letter is now expired, the Company is in active discussions with the bank concerning conversion of the debt to permanent financing.

o    $1,800,000 in equipment financing as a capital lease.

o $800,000 to an individual for the acquisition of land. The current balance of $261,000 is due in October 1997

o $600,000 bank line of credit secured by accounts receivable and inventory, maturing in August 1997.

o $900,000 to the general contractor, due 30 days after completion of the project

o $1,900,000 of estimated remaining costs are expected to be provided as a result of the Company's proposed alliance with The UB Group.

On May 2, 1997, the Company signed a letter of intent with The UB Group of Bangalore, India for an alliance and possible merger, at which time The UB Group paid the Company a $250,000 refundable deposit secured by shares of Company stock pledged by the Company's Chief Executive Officer and Chief Financial Officer. In June and July 1997, The UB Group advanced additional refundable deposits of $250,000 and $114,000 respectively. If the Company fails to consummate an alliance with The UB Group, there may be uncertainty about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         MENDOCINO BREWING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note 3  Short-Term Borrowing

The Company has a $600,000 term line of credit from a bank with variable interest at the bank's index rate plus 1.5%, maturing August 31, 1997. The note is secured by receivables and inventory.

Note 4  Notes Payable

Notes payable (construction loan) to bank of $2,404,313, with interest at the bank's index rate plus 2%; secured by substantially all of the Company's assets; note matured in June 1997. Note payable to contractor of $900,000, with interest at 12%; due the later of January 31, 1997 or 30 days after completion of the brewery; secured by common stock and a second deed of trust on the brewery and subordinated to bank debt. Note payable to certain individuals of $260,044, due in monthly payments of $2,380, including interest at 9%; matured June 1997 with a verbal extension until October 1997, and a balloon payment; secured by real property and subordinated to bank debt.

Note 5  Renegotiation of Obligation under Capital Lease

In June 1997 the Company renegotiated its capital lease to retroactively reduce the amount of the lease commitment from approximately $2.1 million to $1.8 million. The excess of lease payments previously paid over the recalculated lease payments has been credited against future payments.

Note 6  Direct Public Offering

On November 6, 1996, the Company filed a registration statement with the Securities and Exchange Commission to sell 600,000 shares of its no par value common stock at a proposed offering price of $8.50 per share. In August 1997, the offering was terminated after having sold 19,326 shares for $164,271. All stock transactions occurred prior to June 30, 1997. As of June 30, 1997, the Company had incurred $305,277 of offering costs related to this offering. Of that amount, $164,271 was offset against the stock sale proceeds in Stockholders' Equity and the balance of $141,006 was expensed in the quarter ended June 30, 1997.

Item 2.  Management's Discussion and Analysis.

The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto included as Item 1 in this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-QSB contain forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationships or performance, successful completion of the planned alliance with The UB Group, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

Overview

The second quarter of 1997 was highlighted by the commencement of brewing operations at the new brewery in Ukiah. Brewing commenced in mid-quarter, resulting in overhead allocations that were unusually high in comparison to production.

Results of operations include a one-time $141,000 write off of expenses associated with the public offering commenced in February 1997. The Company had initially suspended that offering in light of the tentative alliance with The UB Group announced May 2, 1997. Although no definitive agreement has been reached, discussions are continuing. The UB Group has paid the Company $614,000 in refundable deposits on a proposed stock investment in the Company.

Increased  net sales for the  six-month  period  (up  19.8%)  were  achieved  in significant part through increased marketing efforts which were begun mid-quarter a year ago. The limit on the Company's brewing capacity which was relieved by commencement of operations in Ukiah, the high level of marketing expense in anticipation of increased capacity, the high overhead charges associated with mid-quarter commencement of operations, and the one-time $141,000 write off contributed to a $380,100 loss for the six month period.

As of August 11, 1997, the new brewery was operating at a rate of approximately 40,000 bbl. per year, more than double the maximum capacity of the old Hopland facility. The bottling line from the Hopland facility was moved in mid July 1997. The Company is presently relocating seven of its eleven smaller fermenting tanks from its Hopland facility to Ukiah for production of the Company's seasonal ales, which are brewed in smaller quantities than Red Tail Ale(R) and Blue Heron(R) Pale Ale. This will permit the Company to further expand production to a 60,000 bbl. per year rate, as required by demand, while still producing its seasonal ales.

Results of Operations

Six Months Ending June 30, 1997 Compared to Six Months Ending June 30, 1996. The following discussion sets forth information for the six-month periods ending June 30, 1996 and 1997. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

The following table sets forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See Financial Statements elsewhere in this Report, for the periods indicated:

                                                                            Six Months Ended June 30,
                                                               -----------------------------------------------
                                                                   1997                               1996
                                                               ------------                       ------------
Statements of Income Data:
     Sales...........................................             105.42%                            103.86%
     Excise taxes....................................               5.42                               3.86
                                                                  ------                             ------
     Net sales.......................................             100.00                             100.00
     Costs of sales..................................              60.81                              47.30
                                                                  ------                             ------
     Gross profit....................................              39.19                              52.70
     Retail operating expense........................              15.15                              20.23
     Marketing expense...............................              19.54                              15.91
     General and administrative expense..............              17.67                              18.45
                                                                  ------                             ------
     Total operating expenses........................              52.36                              54.59
                                                                  ------                             ------
     Loss from operations............................             (13.17)                             (1.89)
     Other expense...................................              (7.31)                             (1.99)
                                                                  ------                             ------
     Loss before income taxes........................             (20.47)                             (3.88)
     Benefit from income taxes.......................              (5.12)                             (1.12)
                                                                  ------                             ------
     Net loss........................................             (15.36)                             (2.75)
                                                                  ======                             ======

                                                                                   At June 30,
                                                            --------------------------------------------------
                                                                 1997                                 1996
                                                            -------------                        -------------
Balance Sheet Data:
     Cash and cash equivalents.......................       $     251,000                        $      21,200
     Working capital.................................          (5,456,000)                          (2,125,300)
     Property and equipment..........................          10,985,100                            6,947,700
     Deposits and other assets.......................             115,800                               98,400
     Total assets....................................          12,325,500                            8,214,900
     Long-term debt..................................           1,665,200                              550,700
     Total liabilities...............................           8,364,000                            3,841,400
     Shareholder's equity............................           3,961,600                            4,373,500

Net Sales. Net sales for the first six months of 1997 were $2,205,000 compared to $1,840,300 for the first six months of 1996. Management attributes the growth in sales to the implementation of new marketing strategies, including new point of sale materials and additional field sales representatives, beginning in the second quarter of 1996. Wholesale beer shipments increased by 51.5% in the first six months of 1997 compared to the same period in 1996. Increases attributable to additional unit sales were offset by a wholesale price reductions implemented in September 1996. Management attributes approximately 70% of the sales increase to increased sales to existing distributors and geographic expansion begun in the second half of 1996 and the remaining 30% to sales of draft beer from the new brewery, which began for the first time in May 1997. Retail sales at the Hopland Brewery brewpub and merchandise store were up 10.4% for the first six months of 1997 compared to 1996. Management attributes the increase to merchandise sales resulting from tourist traffic generated by the Company's marketing efforts.

Cost of goods sold.  Cost of goods sold as a percentage  of net sales  increased
13.5 percentage points from the first six months of 1996 to 60.8% in the same period in 1997. Management attributes the increase to higher fixed overhead costs associated with the new Ukiah brewing facility which started production in May 1997 at less than full capacity during this ramp-up period. Management expects cost of goods sold to decrease as a percentage of sales to the extent that production at the new brewery increases.

Gross profit. Gross profit decreased 10.9% from the first six months of 1996 to $864,228 in the same period in 1997. As a percentage of net sales, gross profit decreased 13.5 percentage points from the first six months of 1996 to 39.2% in the same period in 1997. The decrease in gross profit as percentage of net sales is attributable to the increase in cost of goods sold.

Operating expenses. Operating expenses were $1,154,600, representing an increase of 14.9% from the first six months of 1996. Operating expenses consists of retail operating expense, marketing and distribution, and general and administrative expense. Retail operating expenses were $334,100, representing a decrease of $38,200, or 10.3%, from the first six months of 1996. Supply and repairs costs decreased $18,000, labor costs decreased $15,000, and net other expenses decreased $5,200.

Marketing and distribution expenses were $430,864, representing an increase of $138,000, or 47.1%, from the first six months of 1996. Promotional/advertising costs (including point of sales and packaging/label development costs) increased by $79,400, marketing and sales labor increased by $44,900, travel and lodging expenses (incurred in supporting new geographic markets) increased by $17,700, net distribution expenses decreased by $9,300, and net miscellaneous expenses increased by $5,300. The decrease in distribution expenses reflects the non-recurrence of a $37,700 bad debt incurred in 1996 offset primarily by establishment of a $30,000 reserve in connection with the termination of a distributor.

General and administrative expense was $390,000, representing an increase of $50,100, or 14.7%, from the first six months of 1996. Professional fees increased $25,900, labor costs increased $12,100, taxes and insurance costs associated with the new Ukiah brewery increased $19,400, costs associated with being a public company decreased $10,000, and net miscellaneous expenses increased by $2,700.

Other income (expense). Other expense was $161,100, representing an increase of $124,500 in expense in the first six months 1997 compared to the same period for 1996. This was primarily as a result of writing off $141,000 in costs of the direct public offering (net of proceeds raised) and additional net interest expense of $35,300, offset by the non-recurrence of a $38,300 write off of costs associated with a proposed alliance in 1996 and $15,500 in net additional miscellaneous income.

Net loss. Increased overhead as the Company began production at the new brewery in mid-quarter, increased marketing and distribution expense as the Company continued to implement the marketing program began mid-quarter a year ago, and the net effect of certain one time occurrences, offset by a tax benefit of $112,800, produced a net loss in the six months ended June 30, 1997 which was $288,000 higher than in the comparable 1996 six month period.


Segment Information

Mendocino Brewing's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 79.4% of the Company's first six months 1997 sales. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store, the Hopland Brewery. This segment accounted for 20.6% of the Company's sales for the first six months of 1997.

Mendocino Brewing began producing draft beer at its new brewery in Ukiah in May 1997. The initial annual capacity of the new brewery is 60,000 bbl. The bottling line from the Hopland facility was moved in mid July 1997 and seven of the eleven 70 - 120 bbl. fermenting tanks are being moved to Ukiah. As the Company does not intend to expand its brewpub operations, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

Seasonality

Beer consumption nationwide has historically increased by approximately 20% during the summer months. It is not clear to what extent seasonality will affect the Company as it expands its capacity and its geographic markets. However, the Company does not expect seasonality to affect it if and for as long as the Company is selling its full capacity.

Financing the New Brewery.

New Brewery Cost. The presently estimated cost of the new brewery at its initial annual capacity of 60,000 bbl. is $12.0 million. This includes $0.8 million for the land, $7.3 million for improvements to the real estate, $3.3 million for equipment, and $0.6 million for financing costs. Of this amount, approximately $10.1 million has been paid or provided for from cash raised in the Company's initial direct public offering and the proceeds of debt described below and cash from operations. The balance of approximately $1.9 million is expected to be funded through the proposed alliance with The UB Group. See "Alliance with The UB Group" below.

Construction Financing. Mendocino Brewing has obtained a $2.7 million construction loan secured by a first priority deed of trust on the Ukiah land and improvements. As of June 30, 1997, approximately 89% of the construction loan had been funded. The construction loan bears interest at the lender's prime plus 2% (initially 10.25%), payable monthly, and matured on July 1, 1997. The bank has informed the Company that it is currently in the process of extending the construction loan. There is no assurance that the loan will be extended or that the bank will not seek to enforce its deed of trust. Such actions would have a material adverse impact on the Company's business, financial condition, and results of operations.

The bank originally issued a written commitment, which has now expired, to convert the construction loan to a 15 year term loan upon successful completion of the new brewery, subject to certain conditions. The commitment provided that upon conversion, the loan would bear interest at the then prevailing 5 Year Treasury Constant Maturity Index (but not less than 10%), with a maximum for the first five years at 2% above the initial fully indexed rate, and a maximum during the remaining term of the loan at 3% above the initial fully indexed rate at the beginning of the remaining term. The minimum annual interest rate was to be 8%. The loan was to be amortized over 25 years with a balloon payment upon maturity in 15 years. The lender's commitment letter stated that the lender would convert the unpaid principal at maturity to a fully amortized 10-year loan subject to terms and conditions to be agreed upon at that time. Although the written commitment has lapsed, the Company and the bank are discussing a new commitment to convert the loan to permanent financing in connection with the consummation of the alliance with The UB Group. There is no assurance that the bank will continue to be willing to convert the construction loan to permanent financing. Failure to find a lender to refinance the construction loan would have a material adverse impact on the Company's business, financial condition, and results of operations.

Equipment Lease. FINOVA Capital Corporation has leased new brewing equipment with a total cost of approximately $1.78 million to Mendocino Brewing for a term of 7 years with monthly rental payments of approximately $27,100 each. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% nor more than 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at approximately $39,000 per month with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable.

Seller Financing of Ukiah Real Estate. The seller of the Ukiah land has a note, secured by a third priority deed of trust on the land, with a remaining principal balance as of June 30, 1997 of approximately $260,000 at 9% annual interest payable in monthly installments of principal and interest of $2,380 with the balance due at maturity in October 1997 per a verbal agreement with the spokesman for the lending group.

WestAmerica Loan. WestAmerica Bank of Santa Rosa, California has loaned Mendocino Brewing $600,000 secured by Mendocino Brewing's accounts receivable and inventory. The loan is fully funded and bears interest at the bank's index rate plus 1.5% payable monthly and matures on August 31, 1997. WestAmerica Bank had provided the Company with commitment letter to convert the $600,000 term loan to a revolving line of credit with an advance rate of 80% of qualified accounts receivable and 25% of inventory. The commitment letter has now expired, but the Company is discussing renewal of the loan along the terms of the commitment letter in connection with the consummation of the alliance with The UB Group. There is no assurance that the Company will enter into an alliance with The UB Group. To the extent that the loan is not extended or refinanced, the Company will be required to repay the loan out of cash from operations, the net proceeds of the Company's current direct public offering, or the proceeds of another debt or equity financing, a strategic alliance, or a joint venture. Failure to repay the loan would have a material adverse effect on the Company's business, financial condition, and results of operations.

Vendor Financing. The general contractor for the new brewery, BDM Construction Co., Inc. ("BDM"), agreed to defer up to $900,000 in fees otherwise owed or to become payable on December 31, 1996, subject to performance by BDM of its obligations under the construction contract, until January 31, 1997 with interest at 12% per annum. As of June 30, 1997, $900,000 had been deferred under this arrangement and approximately $794,000 in additional accrued construction costs are due to BDM. No written modifications have been made to the deferral arrangement to address the current circumstances. The deferral arrangement is secured by a second priority deed of trust on the Ukiah land and improvements, and by 300,000 shares of Mendocino Brewing's Common Stock. In the event of default, BDM is required to proceed against the Common Stock before initiating any proceeding against the real estate. The Common Stock collateral was issued to BDM by the Company pursuant to Section 4(2) of the Securities Act of 1933 subject to the restrictions (a) that the shares shall be canceled if the amounts owed BDM are paid in full, (b) that if the full amount owed BDM is not paid, the shares must be sold in a commercially reasonable manner as specified in the California Commercial Code, and (c) that any shares not needed to be sold to satisfy the obligation to BDM shall be canceled. Under California law, BDM may not retain the shares in satisfaction of the obligation without the written consent of the Company given after an event of default. BDM has the right to require the Company to register the shares issued for its account for sale to the public. As of August 11, 1997, BDM has not taken any action to enforce the Company's obligations to it. The Company presently anticipates that payment of its obligation to BDM will be funded through an alliance and possible merger with The UB Group. See "Alliance with The UB Group" below. There is no assurance that the Company will complete an alliance with The UB Group. Failure to repay BDM would have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Remaining Costs. The Company presently anticipates that funding for the $1.9 million in remaining cost of the new brewery will be provided through the proposed alliance with The UB Group. See "Alliance with The UB Group" below. There is no assurance that the Company will complete an alliance with The UB Group. Failure to complete the brewery will hamper the administration of the Company's business.

Liquidity and Capital Resources

Generally. The expansion now underway has had and will continue to have a material impact on Mendocino Brewing's assets, liabilities, commitments for capital expenditures, and liquidity. Capital resources for the expansion plan have been supplied by the net proceeds of Mendocino Brewing's initial public offering and debt and equipment financing as described above. Working capital for day to day business operations has historically been provided primarily through operations. Beginning approximately with the second quarter of 1997, proceeds from operations have not been able to provide sufficient working capital for day to day operations as the Company expands. Beginning in May 1997, working capital has been augmented by $614,000 in refundable deposits provided by The UB Group. See "Alliance with The UB Group" below. The Company presently anticipates that the alliance with The UB Group will provide the working capital required to continue to expand. There can be no assurance that such an alliance will be formed. Failure to form the alliance or otherwise arrange for additional working capital would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's ratio of current assets to current liabilities on June 30, 1997 was 0.18 to 1.0 and its ratio of assets to liabilities was 1.47 to 1.0.

New Brewery.  See "-- Financing the New Brewery" above.

Impact of Expansion on Cash Flow. Mendocino Brewing must make timely payment of its debt and lease commitment to continue in operation. Increased capacity will also place additional demands on the Company's working capital to pay the cost of additional sales and marketing activities and staff, production personnel, and administrative staff and to fund increased purchases of supplies. There will be a lag between the time the Company must incur some or all of these costs and the time the Company realizes revenue from increased sales. The Company presently anticipates that the necessary working capital will be provided through an alliance with The UB Group. See "Alliance with The UB Group" below. There can be no assurance that such an alliance will be formed. Failure to form the alliance or otherwise arrange for additional working capital would have a material adverse effect on the Company's business, financial condition, and results of operations.

Direct Public Offering. On February 6, 1997, the Company commenced a direct public offering 600,000 shares of its no par value common stock at $8.50 per share. As of June 30, 1997, the Company had received and accepted subscriptions for 19,326 shares ($164,271). The Company initially suspended the offering in May 1997 in light of its discussions with The UB Group and has now terminated the offering. See "Alliance with The UB Group" below.

Alliance with The UB Group. On May 2, 1997, the Company and The UB Group of Bangalore, India entered into a non-binding letter of intent for an alliance and possible merger, at which time The UB Group paid the Company a $250,000 refundable deposit secured by shares of Company stock pledged by the Company's Chief Executive Officer and Chief Financial Officer. In June and July 1997, The UB Group advanced additional refundable deposits of $250,000 and $114,000 respectively. The UB Group is a global beer and spirits group of companies operating in 20 countries on four continents. It is a goal of the Company that execution of a definitive agreement with The UB Group and/or its affiliates will provide sufficient additional capital to the Company to enable the Company to complete construction of the new brewery, pay the contractor, and provide sufficient working capital to operate the new brewery. There is no guaranty that the foregoing goals will be achieved or that the Company will negotiate a transaction with The UB Group on favorable terms or at all. Failure of the Company to negotiate a transaction with The UB Group would have a material adverse effect on the Company's business and financial condition.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit
Number            Description of Document
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

4.1 Articles 5 and 6 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.1)

4.2 Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2)

19.1 Master Lease Schedule with Finova Capital Corporation (replaces Exhibit 10.38 originally filed with the Company's Registration Statement dated February 6, 1997, as amended, previously filed with the Commission, Registration No. 333-15673)

19.2              Letter Agreement with The UB Group

27                Financial Data Schedule

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Mendocino Brewing Company, Inc.
               (Registrant)

Date     August 12, 1997                     /s/ H. Michael Laybourn
    ----------------------------       -----------------------------------------
                                       H. Michael Laybourn, President


Date    August 12, 1997                      /s/ Norman H. Franks
    ----------------------------       -----------------------------------------
                                       Norman H. Franks, Chief Financial Officer