Form 10QSB
period 1997-09-30
MENDOCINO BREWING CO INC
filed 1997-11-14
CIK 919134

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

     The number of shares of the issuer's common stock outstanding as of September 30, 1997 is 2,341,548. (Does not include 300,000 shares issued subject to substantial restrictions as security for a forbearance. See Item 2 -
Management's Discussion and Analysis -- Financing the New Brewery - Vendor Financing.)

                                     PART I

Item 1.  Financial Statements.



                         MENDOCINO BREWING COMPANY, INC.
                                  BALANCE SHEET
                                September 30,1997
                                   (Unaudited)

                                     ASSETS

Current Assets

Cash and cash equivalents                                          $    152,432
Accounts receivable                                                     505,834
Inventories                                                             429,320
Prepaid expenses and taxes                                               67,050
Refundable income taxes                                                 116,500
Deferred income taxes                                                    23,100
                                                                     ----------
                         Total Current Assets:                        1,294,236
                                                                     ----------
Property and Equipment                                               11,128,642
                                                                     ----------

Other Assets

Deferred private placement costs                                        496,806
Deposits and other assets                                                   100
Deferred income taxes                                                   139,700
                                                                     ----------
                         Total Other Assets:                            636,606
                                                                     ----------
                         Total Assets:                             $ 13,059,484
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Line of credit                                                     $    600,000
Accounts payable                                                        773,972
Accrued wages and related expense                                       148,690
Accrued construction costs                                              820,454
Accrued liabilities                                                     436,075
Refundable deposit                                                      964,000
Notes payable                                                         3,563,057
Current maturities of
   obligation under capital lease                                       164,460
                                                                     ----------
                         Total Current Liabilities:                   7,470,708

Obligation under capital lease, less
   current maturities                                                 1,622,592
Deferred income taxes                                                    18,100
                                                                     ----------
                         Total Liabilities:                           9,111,400

Stockholders' Equity Common stock, no par
value; 20,000,000 shares authorized;
2,341,548 shares issued and outstanding                               3,869,569

Preferred stock, 2,000,000 shares authorized,
227,600 of which are designated Series A,
no par value, with aggregate liquidation
preference of $227,600; 227,600 Series A
shares issued and outstanding                                           227,600
Accumulated deficit                                                    (149,085)
                                                                     ----------
                         Total Stockholders' Equity                   3,948,084
                                                                     ----------
Total Liabilities and Stockholders' Equity:                        $ 13,059,484
                                                                     ==========

                     The accompanying notes are an integral
                       part of these financial statements


                                        MENDOCINO BREWING COMPANY, INC.

                                            STATEMENTS OF OPERATIONS
                                                  (unaudited)


                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
                                               --------------------------         --------------------------
                                                   1997              1996             1997              1996
                                               -----------      -----------       -----------      -----------
Sales                                          $ 1,467,724      $ 1,111,044       $ 3,792,203      $ 3,022,417
Less excise taxes                                   79,269           47,050           198,683          118,033
                                               -----------      -----------       -----------      -----------
Net sales                                        1,388,455        1,063,994         3,593,520        2,904,384
                                               -----------      -----------       -----------      -----------
Cost of goods sold                                 899,746          543,545         2,240,583        1,413,995
                                               -----------      -----------       -----------      -----------
Gross profit                                       488,709          520,449         1,352,937        1,490,389
                                               -----------      -----------       -----------      -----------
Operating expenses
Retail operations                                  196,616          191,255           531,204          563,540
Marketing and distribution                         184,171          200,846           615,035          493,666
General and administrative                         216,848          151,175           605,995          490,791
                                               -----------      -----------       -----------      -----------
                                                   597,635          543,276         1,752,234        1,547,997
                                               -----------      -----------       -----------      -----------
Income (loss) from operations                     (108,926)         (22,827)         (399,297)         (57,608)
                                               -----------      -----------       -----------      -----------
Other income (expense)
Interest income                                      1,298              210             4,404           11,029
Interest expense                                   (44,018)              -            (73,639)              -
Write off of deferred offering costs                    -                -           (141,006)              -
Other income (expense)                               7,141             (907)           12,782          (48,269)
                                               -----------      -----------       -----------      -----------
                                                   (35,579)            (697)         (197,459)         (37,240)
                                               -----------      -----------       -----------      -----------
Loss before income taxes                          (144,505)         (23,524)         (596,756)         (94,848)
                                               -----------      -----------       -----------      -----------
Benefit from income taxes                         (131,000)          (3,086)         (244,600)         (23,786)
                                               -----------      -----------       -----------      -----------
Net loss                                        $  (13,505)    $    (20,438)      $  (352,156)     $   (71,062)
                                               ===========      ===========       ===========      ===========
Loss per share                                     $(0.01)          $ (0.01)          $(0.15)           $(0.03)
                                               ===========      ===========       ===========      ===========
Weighted average common shares
outstanding                                      2,341,548        2,322,222         2,335,106        2,322,222
                                               ===========      ===========       ===========      ===========

                                     The accompanying notes are an integral
                                      part of these financial statements.


                                        MENDOCINO BREWING COMPANY, INC.

                                            STATEMENTS OF CASH FLOWS
                                                  (unaudited)

                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
                                               ----------------------------       ----------------------------
                                                   1997              1996             1997              1996
                                               -----------      -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $ (13,505)     $   (20,438)       $ (352,156)      $  (71,062)
Adjustments to reconcile net loss to
net cash provided (used) by operating
activities:
Depreciation and amortization                      126,913           12,182           237,569           35,190
Loss on sale of assets                                  -               346                -               346
Gain on sale of assets                                  -            (3,915)               -            (3,915)
Deferred income taxes                             (111,600)           4,000          (135,200)         (17,500)
Changes in:
Accounts receivable                                (23,155)         237,477          (123,622)         145,973
Inventories                                       (126,268)          20,059           (48,819)        (187,219)
Prepaid expenses and taxes                             618          (15,918)           (8,510)         (41,910)
Refundable income tax                              (19,400)              -           (109,400)              -
Accounts payable                                   (97,815)          (4,846)          206,415          257,456
Accrued wages and related expense                   11,191            1,746            30,422          (22,620)
Accrued profit sharing                                  -           (30,000)               -           (30,000)
Accrued liabilities                                384,178          (11,673)          419,972               (3)
Income taxes payable                                    -                -                 -           (34,200)
                                               -----------      -----------       -----------      -----------
Net cash provided by operating
activities:                                        131,157          189,020           116,671           30,536
                                               -----------      -----------       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                (264,667)      (1,212,905)       (1,925,872)      (4,226,070)
Deposits and other assets                               40          (12,203)           13,965            2,362
Proceeds from sale of fixed assets                      -             3,569                -             3,569
                                               -----------      -----------       -----------      -----------
Net cash used by investing activities:            (264,627)      (1,221,539)       (1,911,907)      (4,220,139)
                                               -----------      -----------       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowing              (1,300)         (56,900)          797,693          298,416
Principal payments on long-term debt                    -           (31,328)               -           (31,327)
Proceeds from obligation under capital
lease                                                   -           750,000                -           750,000
Payments on obligation under capital
lease                                              (38,700)              -            (89,890)              -
Refundable deposit                                 464,000               -            964,000               -
Accrued construction costs                          25,896          641,339            75,985        1,822,157
Proceeds from sale of common stock                      -                -            164,271               -
Deferred stock offering costs                           -           (49,615)           37,687         (103,549)
Deferred private placement costs                  (415,020)              -           (496,806)              -
                                               -----------      -----------       -----------      -----------
Net cash provided by financing
activities:                                         34,876        1,253,496         1,452,940        2,735,697
                                               -----------      -----------       -----------      -----------
INCREASE (DECREASE) IN CASH                        (98,594)         220,977          (342,296)      (1,453,906)
                                               -----------      -----------       -----------      -----------
CASH, BEGINNING OF PERIOD                          251,026           21,226           494,728        1,696,109
                                               -----------      -----------       -----------      -----------
CASH, END OF PERIOD                             $  152,432      $   242,203        $  152,432      $   242,203
                                               ===========      ===========       ===========      ===========

Supplemental Cash Flow Information Includes the Following:
Cash Paid During the Period for:
Interest                                        $  154,441   $       28,284        $  402,284    $      77,202
Income taxes                                    $       -        $       -         $       -         $  52,500
                                               ===========      ===========       ===========      ===========
Non-cash  investing  and financing  activities  for the nine month period ending
September  30,1997,  consisted  of acquiring  fixed assets of $19,573  through a capital lease.

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


Note 2  Subsequent Event

On October 24, 1997, the Company entered into an investment agreement with United Breweries of America, Inc., a Delaware corporation ("UBA"), whereby (a) the Company issued 1,600,000 shares of common stock to UBA at a purchase price of $4.25 per share in exchange for $1,800,000 cash and $5,000,000 in assets in the form of 100% of the outstanding interests of Releta Brewing Company LLC, a limited liability company formed by UBA for the purpose of acquiring a brewery in Saratoga Springs, New York; and (b) UBA unconditionally agreed to purchase an additional 517,647 shares for cash at $4.25 per share ($2,200,000 in the aggregate) on or before November 30, 1997. The brewery is approximately one year old and was built for a total investment of $8.7 million. Commencement of brewing operations at the Saratoga Springs brewery is contingent upon obtaining appropriate alcoholic beverage licenses, applications for which are in process. UBA also agreed to provide funding for the working capital requirements of Releta in an amount not to exceed $1 million until October 24, 1999 or until Releta's operations are profitable, whichever comes first. Professional expenses and investment banker fees associated with the transaction (private placement costs) were approximately $500,000, resulting in net proceeds of approximately $3.5 million.


Note 3  Short-Term Borrowing

The Company has a $600,000 term line of credit from a bank with variable interest at the bank's index rate plus 1.5%, maturing November 30, 1997. The note is secured by receivables and inventory. The bank has issued a commitment letter to convert the loan to a revolving line of credit upon full funding of the investment agreement with UBA.


Note 4  Notes Payable

Note payable (construction loan) to bank of $2,404,313, with interest at the bank's index rate plus 2%; secured by substantially all of the Company's assets; note matures January 1, 1998. The bank has issued a commitment letter to convert the loan to long-term debt upon full funding of the investment agreement with UBA.

Note payable to contractor of $900,000, with interest at 12%; due the later of January 31, 1997 or 30 days after completion of the brewery; secured by common stock and a second deed of trust on the brewery and subordinated to bank debt.

                         MENDOCINO BREWING COMPANY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

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

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-QSB contain forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationships or performance, full funding of the investment agreement with United Breweries of America, Inc., and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.


Overview

The third quarter of 1997 was highlighted by the commencement of bottling operations at the new brewery in Ukiah. Brewing commenced in mid-second quarter. The Ukiah brewery has given the Company the ability to offer its brews in draft form to distributors and retail accounts for the first time. The third quarter also saw the introduction of Black Hawk Stout(R) in 12 oz. six packs with a new, award-winning label, for the first time. The Company now offers three brands in 12 oz. six packs.

In October 1997 the Company concluded a definitive investment agreement with United Breweries of America, Inc. which provided for a $4 million cash investment in the Company and the contribution to the Company of a new brewery in Saratoga Springs, New York. See "Liquidity and Capital Resources -- Investment by United Breweries of America, Inc." Commencement of brewing operations at the Saratoga Springs brewery is contingent upon obtaining appropriate alcoholic beverage licenses, applications for which are in process.

Increased net sales for the nine-month period (up 23.7% over the same period in 1996) were achieved in significant part through increased marketing efforts which were begun mid-second quarter in 1996. The limit on the Company's brewing capacity (which was relieved by commencement of operations in Ukiah), increased marketing expenses associated with increased productive capacity, increased fixed cost associated with the new facility, and a one-time $141,000 write off of public offering expenses contributed to a $352,200 loss for the nine month period.

During October 1997, the new brewery was operating at a rate of approximately 48,000 bbl. per year, more than double the maximum capacity of the old Hopland facility. The bottling line from the Hopland facility was moved in mid July 1997. The Company relocated seven of its eleven smaller fermenting tanks from its Hopland facility to Ukiah for production of the

Company's seasonal ales, which are brewed in smaller quantities than Red Tail Ale(R) and Blue Heron(R) Pale Ale. This will permit the Company to further expand production to a possible 60,000 bbl. per year rate, as required by demand, while still producing its seasonal ales.


Results of Operations

Nine Months Ending September 30, 1997 Compared to Nine Months Ending September 30, 1996. The following discussion sets forth information for the nine-month periods ending September 30, 1996 and 1997. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

The following table sets forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See Financial Statements elsewhere in this Report, for the periods indicated:

                                                                         Nine Months Ended September 30,
                                                              -----------------------------------------------
                                                                     1997                               1996
                                                              ------------                       ------------
Statements of Income Data:
     Sales...........................................               105.53%                            104.06%
     Excise taxes....................................                 5.53                               4.06
                                                                    ------                             ------
     Net sales.......................................               100.00                             100.00
     Costs of sales..................................                62.35                              48.68
                                                                    ------                             ------
     Gross profit....................................                37.65                              51.32
                                                                    ------                             ------
     Retail operating expense........................                14.78                              19.40
     Marketing and distribution expense..............                17.12                              17.00
     General and administrative expense..............                16.86                              16.90
                                                                    ------                             ------
     Total operating expenses........................                48.76                              53.30
                                                                    ------                             ------
     Loss from operations............................               (11.11)                             (1.98)
     Other expense...................................                (5.49)                             (1.28)
                                                                    ------                             ------
     Loss before income taxes........................               (16.61)                             (3.27)
     Benefit from income taxes.......................                (6.81)                             (0.82)
                                                                    ------                             ------
     Net loss........................................                (9.80)%                            (2.45)%
                                                                    ======                             ======



                                                                                At September 30,
                                                              -----------------------------------------------
                                                                   1997                               1996
                                                             -------------                     --------------
Balance Sheet Data:
     Cash and cash equivalents.......................        $     152,400                     $      242,200
     Working capital (deficit).......................           (6,176,500)                        (3,240,300)
     Property and equipment..........................           11,128,600                          8,151,000
     Deposits and other assets.......................                  100                            158,000
     Total assets....................................           13,059,500                          9,452,800
     Long-term debt..................................            1,622,600                            718,700
     Total liabilities...............................            9,111,400                          5,099,700
     Shareholder's equity............................            3,948,100                          4,353,100

Net Sales. Net sales for the first nine months of 1997 were $3,593,520 compared to $2,904,384 for the first nine months of 1996, and increase of 23.7%. Management attributes the growth in sales to the implementation of new marketing strategies, including new point of sale materials and additional field sales representatives, and the commencement of operations at the new Ukiah facility, beginning in the second quarter of 1996. Wholesale beer shipments increased by 65.9% in the first nine months of 1997 compared to the same period in 1996. Increases attributable to additional unit sales were offset by a wholesale price reduction implemented in September 1996. Management attributes approximately 60% of the sales increase to increased sales to existing distributors and geographic expansion begun in the second half of 1996 and the remaining 40% to sales of draft beer from the new brewery, which began for the first time in May 1997. Retail sales at the Hopland Brewery brewpub and merchandise store were up 5.1% for the first nine months of 1997 compared to 1996. Management attributes the increase to merchandise sales resulting from tourist traffic generated by the Company's marketing efforts.

Cost of goods sold.  Cost of goods sold as a percentage  of net sales  increased
13.7 percentage points from the first nine months of 1996 to 62.4% in the same period in 1997. Management attributes the increase to higher fixed costs associated with the new Ukiah brewing facility.

Gross profit. Gross profit decreased 9.2% from the first nine months of 1996 to $1,353,000 in the same period in 1997. As a percentage of net sales, gross profit decreased 13.7 percentage points from the first nine months of 1996 to 37.7% in the same period in 1997. The decrease in gross profit as percentage of net sales is attributable to the increase in cost of goods sold and a wholesale price reduction implemented in September 1996.

Operating expenses. Operating expenses were $1,752,200, representing an increase of 13.2% from the first nine months of 1996. Operating expenses consist of retail operating expense, marketing and distribution, and general and administrative expense. Retail operating expenses were $531,200, representing a decrease of $32,300, or 5.7%, from the first nine months of 1996. The decrease reflects a decrease in supply and repairs costs of $15,000, a decrease in labor costs of $11,300, and a decrease in net other expenses of $6,000.

Marketing and distribution expenses were $615,000, representing an increase of $121,400, or 24.6%, from the first nine months of 1996. As a percentage of net sales, marketing and distribution expenses were essentially unchanged. Promotional/advertising costs (including point of sales and packaging/label development costs) increased by $90,400, marketing and sales labor increased by $58,200, travel and lodging expenses (incurred in supporting new geographic markets) increased by $26,900, the reserve for bad debts decreased by $31,100, the Company established a $30,000 reserve in connection with a dispute with a distributor, net other distribution expenses decreased by $66,000, and net miscellaneous expenses increased by $13,000.

General and administrative expense was $606,000, representing an increase of $115,200, or 23.5%, from the first nine months of 1996. As a percentage of net sales, general and administrative expense was essentially unchanged. Taxes and insurance costs associated with the new Ukiah brewery increased by $68,400, professional fees increased by $24,700, costs associated with being a public company increased by $11,700, and net miscellaneous expenses increased by $10,400.

Other income (expense). Other expense was $197,500, representing an increase of $160,200 in expense in the first nine months 1997 compared to the same period for 1996. This was primarily as a result of writing off $141,000 in costs of the direct public offering (net of proceeds raised) and additional net interest expense of $73,600, offset by the non-recurrence of a $38,300 write off of costs associated with a proposed alliance in 1996 and $16,100 in net additional miscellaneous income.

Net loss. Increased fixed cost as the Company began production at the new brewery in mid-quarter, increased marketing and distribution expense as the Company continued to implement the marketing program began mid-quarter a year ago, and the net effect of certain one time occurrences, offset by a tax benefit of $244,600, produced a net loss in the nine months ended September 30, 1997 which was $281,100 higher than in the comparable 1996 nine month period.


Segment Information

Mendocino Brewing's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 78.9% of the Company's first nine months 1997 sales. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store, the Hopland Brewery. This segment accounted for 21.1% of the Company's sales for the first nine months of 1997.

Mendocino Brewing began producing draft beer at its new brewery in Ukiah in May 1997. The initial annual capacity of the new brewery is 60,000 bbl. The bottling line from the Hopland facility was moved to Ukiah in mid July 1997 and seven of the eleven 70 - 120 bbl. fermenting tanks were moved to Ukiah in mid August. As the Company does not intend to expand its brewpub operations, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.


Seasonality

Beer consumption nationwide has historically increased by approximately 20% during the summer months. It is not clear to what extent seasonality will affect the Company as it expands its capacity and its geographic markets.


Financing the New Brewery.

New Brewery Cost. Although the Company has commenced brewing operations at the Ukiah facility, construction is not yet completed. The Company has yet to complete the build-out of its administrative space and the exterior landscaping.

The presently estimated cost of the new brewery at its initial annual capacity of 60,000 bbl. is $12.2 million. This includes $0.8 million for the land, $7.3 million for improvements to the real estate, $3.4 million for equipment, and $0.7 million for financing costs. Of this amount, approximately $10.9 million has been paid or provided for from cash raised in the Company's initial direct public offering, the proceeds of debt described below, cash provided by the investment agreement with United Breweries of America, Inc., and cash from operations. Of the remaining balance of approximately $1.3 million, approximately $0.3 million is expected to be funded through the investment agreement with United Breweries of America, Inc. See "Investment by United Breweries of America, Inc." below. The $1 million balance will be funded from operations or other sources or will be deferred. The Ukiah brewery is presently operating under a temporary certificate of occupancy from the City of Ukiah. Completion of construction is a condition to the issuance of a final certificate of occupancy. Failure to complete construction and obtain a final certificate of occupancy could have a material adverse effect on the Company's business, financial condition, and results of operations.

Construction Financing. Mendocino Brewing has obtained a $2.7 million construction loan secured by a first priority deed of trust on the Ukiah land and improvements. The loan is fully funded. The construction loan bears interest at the lender's prime plus 2% (initially 10.25%), payable monthly, and matures on January 1, 1998.

In October 1997 the bank issued a new written commitment to convert the construction loan to a 15 year term loan upon full funding of the investment agreement with UBA. The commitment provides that upon conversion, the loan will bear interest at 1.5% over prime. The minimum annual interest rate is to be 7.5%. The loan is to be amortized over 25 years with a balloon payment upon maturity in 15 years. The lender's commitment letter states that the lender will convert the unpaid principal at maturity to a fully amortized 10-year loan subject to terms and conditions to be agreed upon at that time. [The commitment letter does not legally obligate the bank to convert the construction loan to permanent financing. Failure to find a lender to refinance the construction loan could have a material adverse impact on the Company's business, financial condition, and results of operations.]

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

Seller Financing of Ukiah Real Estate. The seller of the Ukiah land has a note, secured by a third priority deed of trust on the land, with a remaining principal balance as of September 30, 1997 of approximately $258,700 at 9% annual interest payable in monthly installments of principal and interest of $2,380 with the balance due at maturity in October 1997 per a verbal agreement with the spokesman for the lending group. The Company expects to repay the loan with the proceeds of the investment agreement with UBA.

WestAmerica Loan. WestAmerica Bank of Santa Rosa, California has loaned Mendocino Brewing $600,000 secured by Mendocino Brewing's accounts receivable and inventory. The loan is fully funded and bears interest at the bank's index rate plus 1.5% payable monthly and matures on November 30, 1997. In October 1997, WestAmerica Bank provided the Company with commitment letter to convert the $600,000 term loan to a revolving line of credit with an advance rate of 80% of qualified accounts receivable and 25% of inventory upon full funding of the investment agreement with United Breweries of America, Inc. The commitment letter does not legally obligate the bank to convert the loan. To the extent that the loan is not extended or refinanced, the Company will be required to repay the loan. Failure to find a lender to refinance the loan could have a material adverse effect on the Company's business, financial condition, and results of operations.

Vendor Financing. The general contractor for the new brewery, BDM Construction Co., Inc. ("BDM"), agreed to defer up to $900,000 in fees otherwise owed or to become payable on December 31, 1996, subject to performance by BDM of its obligations under the construction contract, until January 31, 1997 with interest at 12% per annum. As of November 12, 1997, approximately $0.9 million was due to BDM. No written modifications have been made to the deferral arrangement to address the current circumstances. The deferral arrangement is secured by a second priority deed of trust on the Ukiah land and improvements, and by 300,000 shares of Mendocino Brewing's Common Stock. In the event of default, BDM is required to proceed against the Common Stock before initiating any proceeding against the real estate. The Common Stock collateral was issued to BDM by the Company pursuant to Section 4(2) of the Securities Act of 1933 subject to the restrictions (a) that the shares shall be canceled if the amounts owed BDM are paid in full, (b) that if the full amount owed BDM is not paid, the shares must be sold in a commercially reasonable manner as specified in the California Commercial Code, and (c) that any shares not needed to be sold to satisfy the obligation to BDM shall be canceled. Under California law, BDM may not retain the shares in satisfaction of the obligation without the written consent of the Company given after an event of default. BDM has the right to require the Company to register the shares issued for its account for sale to the public. As of November 11, 1997, BDM has not taken any action to enforce the Company's obligations to it. The Company presently anticipates that payment of its obligation to BDM will be funded with the proceeds of the investment agreement with United Breweries of America, Inc. See "Investment by United Breweries of America, Inc." below. Failure to repay BDM could have a material adverse effect on the Company's business, financial condition, and results of operations.

Keg Management Arrangement. The Company has entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If the agreement terminates, the Company is required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available.


Liquidity and Capital Resources

Generally. The expansion now underway has had and will continue to have a material impact on Mendocino Brewing's assets, liabilities, commitments for capital expenditures, and liquidity.

Saratoga Springs Brewery. The acquisition of the additional brewery in Saratoga Springs, New York will place additional demands on the

Company's assets, liabilities, commitments for capital expenditures, and liquidity. UBA has agreed to provide funding for the working capital requirements of the Saratoga Springs brewery in an amount not to exceed $1 million until October 24, 1999 or until the brewery's operations are profitable, whichever comes first. Commencement of brewing operations at the Saratoga Springs brewery is contingent upon obtaining appropriate alcholic beverage licenses, applications for which are in process.

The Company's ratio of current assets to current liabilities on September 30, 1997 was 0.17 to 1.0 and its ratio of assets to liabilities was 1.43 to 1.0.

New Brewery.  See "-- Financing the New Brewery" above.

Impact of Expansion on Cash Flow. Mendocino Brewing must make timely payment of its debt and lease commitment to continue in operation. Increased capacity will also place additional demands on the Company's working capital to pay the cost of additional sales and marketing activities and staff, production personnel, and administrative staff and to fund increased purchases of supplies. There will be a lag between the time the Company must incur some or all of these costs and the time the Company realizes revenue from increased sales. Working capital for day to day business operations had historically been provided primarily through operations. Beginning approximately with the second quarter of 1997, proceeds from operations have not been able to provide sufficient working capital for day to day operations as the Company expands. The investment agreement with UBA is expected to provide approximately $700,000 in working capital. In addition, UBA has agreed to provide funding for the working capital requirements of the Saratoga Springs brewery in an amount not to exceed $1 million until October 24, 1999 or until the brewery's operations are profitable, whichever comes first.

Investment by United Breweries of America, Inc. On October 24, 1997, the Company entered into an investment agreement with United Breweries of America, Inc., a Delaware corporation ("UBA"), whereby (a) the Company issued 1,600,000 shares of common stock to UBA at a purchase price of $4.25 per share in exchange for $1,800,000 cash and $5,000,000 in assets in the form of 100% of the outstanding interests of Releta Brewing Company LLC, a limited liability company formed by UBA for the purpose of acquiring the brewery in Saratoga Springs, New York; and
(b) UBA unconditionally agreed to purchase an additional 517,647 shares for cash at $4.25 per share ($2,200,000 in the aggregate) on or before November 30, 1997. The brewery is approximately one year old and was built with a total investment of $8.7 million. Professional expenses and investment banker fees associated with the transaction were approximately $500,000, resulting in net proceeds of approximately $3.5 million. UBA also agreed to provide funding for the working capital requirements of Releta in an amount not to exceed $1 million until October 24, 1999 or until Releta's operations are profitable, whichever comes first.



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

  4.2 Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2.)

Exhibit
Number         Description of Document
-------        -------------------------------
  4.3          (A) Form of Common Stock  Certificate  (Incorporated by reference from the Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.)

 10.1          (A) Mendocino Brewing Company Profit Sharing Plan.

 10.2          (A) 1994 Stock Option Plan (previously filed as Exhibit 99.6).

 10.3              Employment Agreement with H. Michael Laybourn.

 10.4              Employment Agreement with Norman Franks

 10.5          (A) Wholesale  Distribution Agreement between the Company and Bay
                   Area Distributing.

 10.6          (A) Wholesale  Distribution  Agreement  between  the  Company and
                   Golden Gate Distributing.

 10.7          (A) Sales Contract between the Company and John I. Hass, Inc.

 10.8          (F) Liquid Sediment  Removal  Services  Agreement with Cold Creek
                   Compost, Inc.

 10.9          (A) Lease Agreement between the Company and Kohn Properties.

 10.10         (C) Commercial  Real  Estate  Purchase  Contract  and Receipt for
                   Deposit (previously filed as Exhibit 19.2).

 10.11         (D) Installment  Note  between  Ukiah  Redevelopment  Agency  and
                   Langley et al. (previously filed as Exhibit 19.5).

 10.12         (F) Promissory Note for $76,230 in favor of Langley et al.

 10.13         (G) Agreement to modify note and deed of trust dated June 6, 1995 with Langley, et al.

 10.14         (G) Agreement to modify note dated June 6, 1995 with Langley,  et
                   al.

 10.15         (G) Amendment to installment note payable to Langley, et al.

 10.16             Commercial  Lease Between  Stewart's Ice Cream Company,  Inc.
                   and Releta Brewing Company LLC.

 10.17 Agreement between United Breweries of America, Inc. and Releta Brewing Company LLC regarding payment of certain liens.

 10.18         (F) Standard  Form of Agreement  Between  Owner and Architect for
                   Designated Services between the Company and Victor Lopes.

 10.19         (G) Construction agreement with BDM Construction Company, Inc.

 10.20         (J) Letter   Agreement   Concerning  Use  of  Proceeds  with  BDM
                   Construction Co., Inc.

 10.21         (J) $900,000 Note in favor of BDM Construction Co., Inc.

 10.22         (G) Consulting Agreement with Daniel R. Moldenhauer.

 10.23         (C) Brewery Fixtures  Construction  Agreement with Enerfab,  Inc.
                   (previously filed as Exhibit 19.3).

 10.24         (K)+ Keg Management Agreement with MicroStar Keg Management LLC.

 10.25         (E) Agreement  to  Implement  Condition of Approval No. 37 of the
                   Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).

 10.26         (G) Manufacturing  Business  Expansion and  Relocation  Agreement
                   with the City of Ukiah.

 10.27         (G) Manufacturing  Business  Expansion and  Relocation  Agreement
                   with the Ukiah Redevelopment Agency.

 10.28         (H) Business Loan Agreement with WestAmerica Bank.

 10.29         (J) Letter Agreement  Concerning Use of Proceeds with WestAmerica
                   Bank.

 10.30 Commitment Letter/extention agreement from WestAmerica Bank dated October 21, 1997.

 10.31         (J) Construction   Loan   Agreement  with  the  Savings  Bank  of
                   Mendocino County.

 10.32         (J) Business  Loan  Agreement  with the Savings Bank of Mendocino
                   County.

 10.33         (J) $2,700,000  Note  in favor of the Savings  Bank of  Mendocino
                   County.

 10.34         (J) Assignment of Deposit Account in favor of the Savings Bank of
                   Mendocino County.

 10.35 Change in Terms Agreement with the Savings Bank of Mendocino County dated November 5, 1997.

 10.36         (J) Commitment  Letter from the Savings Bank of Mendocino  County dated September 13, 1996.

 10.37 Commitment Letter from the Savings Bank of Mendocino County dated October 15, 1997.

 10.38 Letter Agreement with the Savings Bank of Mendocino County dated October 23, 1997.

 10.39         (J) Equipment Lease with FINOVA Capital Corporation.

 10.40         (J) Tri-Election  Rider  to Equipment  Lease with FINOVA  Capital
                   Corporation.

 10.41         (J) Master Lease Schedule with FINOVA Capital Corporation.

 10.42         (J) Advance and Subordination Agreement among the Company, FINOVA
                   Capital Corporation, and Enerfab, Inc.

 10.43         (L) Investment Agreement with United Breweries of America, Inc.

 10.44         (L) Shareholders'  Agreement Among the Company,  United Breweries
                   of America, Inc., Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley

 10.45         (L) Registration  Rights  Agreement  Among  the  Company,  United
                   Breweries of America, Inc., Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley

 27            Financial Data Schedule

--------------------------------------
               (A) Incorporated by reference from the Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

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

               (K) Incorporated by referenced from the Company's Report on Form 10-KSB for the annual period ended December 31, 1996 previously filed with the Commission.

               (L) Incorporated by reference from the Schedule 13D filed with the Commission on November 3, 1997 by United Breweries of America, Inc. and Vijay Mallya.

               + Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.


No reports on Form 8-K were filed during the quarter for which this report is filed.


                                    SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Mendocino Brewing Company, Inc.
               (Registrant)

Date    November 13, 1997              /s/ H. Michael Laybourn
    ----------------------------       -----------------------------------------
                                       H. Michael Laybourn, President


Date    November 13, 1997              /s/ Norman H. Franks
    ----------------------------       -----------------------------------------
                                       Norman H. Franks, Chief Financial Officer