Form 10QSB/A
period 1997-09-30
MENDOCINO BREWING CO INC
filed 1997-11-19
CIK 919134

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
                                                   (Unaudited)
                                                     ASSETS
Current Assets

Cash and cash equivalents                                                                         $    152,432
Accounts receivable                                                                                    505,834
Inventories                                                                                            429,320
Prepaid expenses and taxes                                                                              67,050
Refundable income taxes                                                                                116,500
Deferred income taxes                                                                                   23,100
                                                                                                    ----------
                                                          Total Current Assets:                      1,294,236
                                                                                                    ----------
Property and Equipment                                                                              11,128,642
                                                                                                    ----------

Other Assets

Deferred private placement costs                                                                       496,806
Deposits and other assets                                                                                  100
Deferred income taxes                                                                                  139,700
                                                                                                    ----------
                                                          Total Other Assets:                          636,606
                                                                                                    ----------
                                                          Total Assets:                           $ 13,059,484
                                                                                                    ==========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Line of credit                                                                                    $    600,000
Accounts payable                                                                                       773,972
Accrued wages and related expense                                                                      148,690
Accrued construction costs                                                                             820,454
Accrued liabilities                                                                                    436,075
Refundable deposit                                                                                     964,000
Notes payable                                                                                        3,563,057
Current maturities of obligation under capital lease                                                   164,460
                                                                                                    ----------
                                                          Total Current Liabilities:                 7,470,708

Obligation under capital lease, less current maturities                                              1,622,592
Deferred income taxes                                                                                   18,100
                                                                                                    ----------
                                                          Total Liabilities:                         9,111,400

Stockholders' Equity
Common stock, no par value; 20,000,000 shares authorized;
2,341,548 shares issued and outstanding                                                              3,869,569
Preferred stock, 2,000,000 shares authorized, 227,600 of
which  are  designated  Series  A,  no par  value,  with  aggregate  liquidation preference of $227,600; 227,600 Series A shares
issued and outstanding                                                                                 227,600
Accumulated deficit                                                                                   (149,085)
                                                                                                    ----------
                                                          Total Stockholders' Equity:                3,948,084
                                                                                                    ----------
Total Liabilities and Stockholders' Equity:                                                       $ 13,059,484
                                                                                                    ==========

                                     The accompanying notes are an integral
                                       part of these financial statements


                                 MENDOCINO BREWING COMPANY, INC.

                                    STATEMENTS OF OPERATIONS
                                           (unaudited)

                                           Three Months Ended             Nine Months Ended
                                              September 30,                 September 30,
                                       --------------------------    --------------------------
                                           1997           1996           1997          1996
                                       -----------    -----------    -----------    -----------
Sales                                  $ 1,467,724    $ 1,111,044    $ 3,792,203    $ 3,022,417
Less excise taxes                           79,269         47,050        198,683        118,033
                                       -----------    -----------    -----------    -----------
Net sales                                1,388,455      1,063,994      3,593,520      2,904,384
                                       -----------    -----------    -----------    -----------
Cost of goods sold                         899,746        543,545      2,240,583      1,413,995
                                       -----------    -----------    -----------    -----------
Gross profit                               488,709        520,449      1,352,937      1,490,389
                                       -----------    -----------    -----------    -----------
Operating expenses
Retail operations                          196,616        191,255        531,204        563,540
Marketing and distribution                 184,171        200,846        615,035        493,666
General and administrative                 216,848        151,175        605,995        490,791
                                       -----------    -----------    -----------    -----------
                                           597,635        543,276      1,752,234      1,547,997
                                       -----------    -----------    -----------    -----------
Income (loss) from operations             (108,926)       (22,827)      (399,297)       (57,608)
                                       -----------    -----------    -----------    -----------
Other income (expense)
Interest income                              1,298            210          4,404         11,029
Interest expense                           (44,018)          --          (73,639)          --
Write off of deferred offering costs          --             --         (141,006)          --
Other income (expense)                       7,141           (907)        12,782        (48,269)
                                       -----------    -----------    -----------    -----------
                                           (35,579)          (697)      (197,459)       (37,240)
                                       -----------    -----------    -----------    -----------
Loss before income taxes                  (144,505)       (23,524)      (596,756)       (94,848)
                                       -----------    -----------    -----------    -----------
Benefit from income taxes                 (131,000)        (3,086)      (244,600)       (23,786)
                                       -----------    -----------    -----------    -----------
Net loss                               $   (13,505)   $   (20,438)   $  (352,156)   $   (71,062)
                                       ===========    ===========    ===========    ===========
Loss per share                         $     (0.01)   $     (0.01)   $     (0.15)   $     (0.03)
                                       ===========    ===========    ===========    ===========
Weighted average common shares
outstanding                              2,341,548      2,322,222      2,335,106      2,322,222
                                       ===========    ===========    ===========    ===========

                             The accompanying notes are an integral
                               part of these financial statements.

                                                   MENDOCINO BREWING COMPANY, INC.

                                                      STATEMENTS OF CASH FLOWS
                                                             (unaudited)
                                                                             Three Months Ended                Nine Months Ended
                                                                                September 30,                    September 30,
                                                                         ---------------------------     ---------------------------
                                                                             1997            1996           1997            1996
                                                                         -----------     -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $   (13,505)    $   (20,438)    $  (352,156)    $   (71,062)
Adjustments to reconcile net loss to
net cash provided (used) by operating
activities:
Depreciation and amortization                                               126,913          12,182         237,569          35,190
Loss on sale of assets                                                         --               346            --               346
Gain on sale of assets                                                         --            (3,915)           --            (3,915)
Deferred income taxes                                                      (111,600)          4,000        (135,200)        (17,500)
Changes in:
Accounts receivable                                                         (23,155)        237,477        (123,622)        145,973
Inventories                                                                (126,268)         20,059         (48,819)       (187,219)
Prepaid expenses and taxes                                                      618         (15,918)         (8,510)        (41,910)
Refundable income tax                                                       (19,400)           --          (109,400)           --
Accounts payable                                                            (97,815)         (4,846)        206,415         257,456
Accrued wages and related expense                                            11,191           1,746          30,422         (22,620)
Accrued profit sharing                                                         --           (30,000)           --           (30,000)
Accrued liabilities                                                         384,178         (11,673)        419,972              (3)
Income taxes payable                                                           --              --              --           (34,200)
                                                                        -----------     -----------     -----------     -----------
Net cash provided by operating
activities:                                                                 131,157         189,020         116,671          30,536
                                                                        -----------     -----------     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                         (264,667)     (1,212,905)     (1,925,872)     (4,226,070)
Deposits and other assets                                                        40         (12,203)         13,965           2,362
Proceeds from sale of fixed assets                                             --             3,569            --             3,569
                                                                        -----------     -----------     -----------     -----------
Net cash used by investing activities:                                     (264,627)     (1,221,539)     (1,911,907)     (4,220,139)
                                                                        -----------     -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from short-term borrowing                                       (1,300)        (56,900)        797,693         298,416
Principal payments on long-term debt                                           --           (31,328)           --           (31,327)
Proceeds from obligation under capital
lease                                                                          --           750,000            --           750,000
Payments on obligation under capital
lease                                                                       (38,700)           --           (89,890)           --
Refundable deposit                                                          464,000            --           964,000            --
Accrued construction costs                                                   25,896         641,339          75,985       1,822,157
Proceeds from sale of common stock                                             --              --           164,271            --
Deferred stock offering costs                                                  --           (49,615)         37,687        (103,549)
Deferred private placement costs                                           (415,020)           --          (496,806)           --
                                                                        -----------     -----------     -----------     -----------
Net cash provided by financing
activities:                                                                  34,876       1,253,496       1,452,940       2,735,697
                                                                        -----------     -----------     -----------     -----------
INCREASE (DECREASE) IN CASH                                                 (98,594)        220,977        (342,296)     (1,453,906)
                                                                        -----------     -----------     -----------     -----------
CASH, BEGINNING OF PERIOD                                                   251,026          21,226         494,728       1,696,109
                                                                        -----------     -----------     -----------     -----------
CASH, END OF PERIOD                                                     $   152,432     $   242,203     $   152,432     $   242,203
                                                                        ===========     ===========     ===========     ===========

Supplemental Cash Flow Information Includes the Following:
Cash Paid During the Period for:
Interest                                                                $   154,441     $    28,284     $   402,284     $    77,202
Income taxes                                                            $      --       $      --       $      --       $    52,500
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


Note 4  Notes Payable

Note payable (construction loan) to bank of $2,404,313, with interest at the bank's index rate plus 2%; secured by substantially all of the Company's assets; note matures January 1, 1998. The bank has issued a commitment letter

                         MENDOCINO BREWING COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



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

Increased net sales for the nine-month period (up 23.7% over the same period in 1996) were achieved in significant part through increased marketing efforts which were begun mid-second quarter in 1996. The limit on the Company's brewing capacity (which was relieved by commencement of operations in Ukiah), increased marketing expenses associated with increased productive capacity, increased fixed costs associated with the new facility, and a one-time $141,000 write off of public offering expenses contributed to a $352,200 loss for the nine month period.

The bottling line from the Hopland facility was moved in mid July 1997. The Company relocated seven of its eleven smaller fermenting tanks from its Hopland facility to Ukiah for production of the Company's seasonal ales, which are brewed in smaller quantities than Red Tail Ale(R) and Blue Heron(R) Pale Ale. This will permit the Company to expand production to a possible 60,000 bbl. per year rate, as required by demand, while still producing its seasonal ales.


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

The  following  table sets forth,  as a percentage  of net sales,  certain items included in the Company's  Statements of  Operations.  See Financial  Statements
elsewhere in this Report, for the periods indicated:
                                                                         Nine Months Ended September 30,
                                                                 -----------------------------------------------
                                                                     1997                               1996
                                                                 ------------                       ------------
Statements of Income Data:
     Sales...........................................               105.53%                            104.06%
     Excise taxes....................................                 5.53                               4.06
                                                                    ------                             ------
     Net sales.......................................               100.00                             100.00
     Costs of sales..................................                62.35                              48.68
                                                                    ------                             ------
     Gross profit....................................                37.65                              51.32
                                                                    ------                             ------
     Retail operating expense........................                14.78                              19.40
     Marketing and distribution expense..............                17.12                              17.00
     General and administrative expense..............                16.86                              16.90
                                                                    ------                             ------
     Total operating expenses........................                48.76                              53.30
                                                                    ------                             ------
     Loss from operations............................               (11.11)                             (1.98)
     Other expense...................................                (5.49)                             (1.28)
                                                                    ------                             ------
     Loss before income taxes........................               (16.61)                             (3.27)
     Benefit from income taxes.......................                (6.81)                             (0.82)
                                                                    ------                             ------
     Net loss........................................                (9.80)%                            (2.45)%
                                                                    ======                             ======

                                                                           At September 30,
                                                                 --------------------------------------
                                                                     1997                       1996
                                                                 ------------              ------------
Balance Sheet Data:
     Cash and cash equivalents.......................           $     152,400            $      242,200
     Working capital (deficit).......................              (6,176,500)               (3,240,300)
     Property and equipment..........................              11,128,600                 8,151,000
     Deposits and other assets.......................                     100                   158,000
     Total assets....................................              13,059,500                 9,452,800
     Long-term debt..................................               1,622,600                   718,700
     Total liabilities...............................               9,111,400                 5,099,700
     Shareholder's equity............................               3,948,100                 4,353,100

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

Net loss. Increased fixed costs as the Company began production at the new brewery in mid-quarter, increased marketing and distribution expense as the Company continued to implement the marketing program began mid-quarter a year ago, and the net effect of certain one time occurrences, offset by a tax benefit of $244,600, produced a net loss in the nine months ended September 30, 1997 which was $281,100 higher than in the comparable 1996 nine month period.


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

In October 1997 the bank issued a new written commitment to convert the construction loan to a 15 year term loan upon full funding of the investment agreement with UBA. The commitment provides that upon conversion, the loan will bear interest at 1.5% over prime. The minimum annual interest rate is to be 7.5%. The loan is to be amortized over 25 years with a balloon payment upon maturity in 15 years. The lender's commitment letter states that the lender will convert the unpaid principal at maturity to a fully amortized 10-year loan subject to terms and conditions to be agreed upon at that time. The commitment letter does not legally obligate the bank to convert the construction loan to permanent financing. Failure to find a lender to refinance the construction loan could have a material adverse impact on the Company's business, financial condition, and results of operations.

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

New Brewery.  See "Financing the New Brewery" above.

Impact of Expansion on Cash Flow. Mendocino Brewing must make timely payments of its debt and lease commitment to continue in operation. Increased capacity will also place additional demands on the Company's working capital to pay the cost of additional sales and marketing activities and staff, production personnel, and administrative staff and to fund increased purchases of supplies. There will be a lag between the time the Company must incur some or all of these costs and the time the Company realizes revenue from increased sales. Working capital for day to day business operations had historically been provided primarily through operations. Beginning approximately with the second quarter of 1997, proceeds from operations have not been able to provide sufficient working capital for day to day operations as the Company expands. The investment agreement with UBA is expected to provide approximately $700,000 in working capital. In addition, UBA has agreed to provide funding for the working capital requirements of the Saratoga Springs brewery in an amount not to exceed $1 million until October 24, 1999 or until the brewery's operations are profitable, whichever comes first.

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

 10.1          (A)   Mendocino Brewing Company Profit Sharing Plan.

 10.2          (A)   1994 Stock Option Plan (previously filed as Exhibit 99.6).


 10.3          *     Employment Agreement with H. Michael Laybourn.

 10.4          *     Employment Agreement with Norman Franks


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

 10.16               Commercial Lease Between Stewart's Ice Cream Company,  Inc.
                     and Releta Brewing Company LLC.


 10.17         *     Agreement  between United Breweries of America,  Inc. and
                     Releta Brewing Company LLC regarding payment of certain liens.


 10.18         (F)   Standard Form of Agreement  Between Owner and Architect for
                     Designated Services between the Company and Victor Lopes.

 10.19         (G)   Construction agreement with BDM Construction Company, Inc.

 10.20         (J)   Letter  Agreement  Concerning  Use  of  Proceeds  with  BDM
                     Construction Co., Inc.

 10.21         (J)   $900,000 Note in favor of BDM Construction Co., Inc.

Exhibit
Number               Description of Document
-------              -------------------------------

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

 10.26         (G)   Manufacturing  Business Expansion and Relocation  Agreement
                     with the City of Ukiah.

 10.27         (G)   Manufacturing  Business Expansion and Relocation  Agreement
                     with the Ukiah Redevelopment Agency.

 10.28         (H)   Business Loan Agreement with WestAmerica Bank.

 10.29         (J)   Letter   Agreement   Concerning   Use  of   Proceeds   with
                     WestAmerica Bank.


 10.30         *     Commitment letter/extension agreement from WestAmerica Bank dated October 21, 1997.


 10.31         (J)   Construction  Loan  Agreement  with  the  Savings  Bank  of
                     Mendocino County.

 10.32         (J)   Business Loan  Agreement with the Savings Bank of Mendocino
                     County.

 10.33         (J)   $2,700,000  Note in favor of the Savings  Bank of Mendocino
                     County.

 10.34         (J)   Assignment of Deposit  Account in favor of the Savings Bank of Mendocino County.


 10.35         *     Change  in  Terms   Agreement  with  the  Savings  Bank  of
                     Mendocino County dated November 5, 1997.


 10.36         (J)   Commitment Letter from the Savings Bank of Mendocino County dated September 13, 1996.


 10.37         *     Commitment Letter from the Savings Bank of Mendocino County dated October 15, 1997.

 10.38         *     Letter  Agreement with the Savings Bank of Mendocino County dated October 23, 1997.


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


 27             *    Financial Data Schedule

Exhibit
Number               Description of Document
-------              -------------------------------
--------------------------------

               *     Previously filed.


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

Mendocino Brewing Company, Inc.
               (Registrant)



Date    November 14, 1997                /s/ H. Michael Laybourn
    ----------------------------     -------------------------------------------
                                     H. Michael Laybourn, President


Date    November 14, 1997                /s/ Norman H. Franks
    ----------------------------     -------------------------------------------
                                     Norman H. Franks, Chief Financial Officer