Form 10KSB
period 1997-12-31
MENDOCINO BREWING CO INC
filed 1998-03-31
CIK 919134

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
    [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

    [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________
Commission file number: 1-13636

                         Mendocino Brewing Company, Inc.
                 (Name of small business issuer in its charter)

                          California                                           68-0318293
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employee Identification No.)


             13351 South Highway 101, Hopland, CA                                 95449
           (Address of principal executive offices)                            (Zip code)

Issuer's telephone number:  (707) 744-1015

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

     State issuer's revenues for its most recent fiscal year:  $4,843,900

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 18, 1998 was $6,124,113.

     The number of shares the issuer's common stock outstanding as of March 24, 1998 is 4,463,385.

                       DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders to be filed not later than April 30, 1998 are incorporated by reference in Part III of this Form 10-K.

     Transitional Small Business Disclosure Format  Yes     No  X
                                                        ---    ---

                                     PART I

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

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

         In May 1997, Mendocino Brewing placed in operation a new brewery in Ukiah, California (110 miles north of San Francisco) with an initial annual capacity of approximately 60,000 bbl., which was more than four times the Company's annual capacity from 1993 through the first nine months of 1995 of 13,600 bbl. The facility was designed to enable its production to be expanded to 200,000 bbl. per year with the addition of necessary equipment.

         In October 1997, Mendocino Brewing entered into an Investment Agreement with United Breweries of America, Inc. ("UBA"). UBA is affiliated with The UB Group, which is a global producer of beer and spirits. Pursuant to the Investment Agreement, UBA provided the Company with an additional $4 million cash equity and transferred to the Company its subsidiary, Releta Brewing Company LLC, which owns a brewery in Saratoga Springs, New York. The Company has named the Saratoga Springs brewery "Ten Springs Brewery." Ten Springs Brewery commenced production in February 1998 and has an initial capacity of 60,000 bbl. per year expandable to 150,000 bbl. per year.

         In December 1997, the Savings Bank of Mendocino County converted its $2.7 million construction loan to a long term loan. This conversion, combined with the cash equity contributed by UBA, reduced the Company's working capital deficit from $3,616,800 at September 30, 1997 to $357,400 at December 31, 1997.

         The transaction with UBA has resulted in substantial changes in the management of the Company. Vijay Mallya, the world wide chairman of The UB Group, has joined the Company in the capacity as Chief Executive Officer and Chairman of the Board; Yashpal Singh, who has many years of experience in operating breweries the size of the Company's two new breweries, has joined the Company as Chief Operating Officer; and financial personnel experienced in the budgeting, cash management, and reporting techniques and requirements of The UB Group have been added. Michael Laybourn remains the President of the Company and Donald Barkley remains the Company's Master Brewer.

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

         Mendocino Brewing first bottled its flagship brand, Red Tail Ale, in December 1983. In February 1995, Mendocino Brewing completed a $3.6 million direct public offering at $6 per share. The Company purchased nine acres of land in Ukiah, California in 1995 and began production at the new brewery in May 1997. In October 1997, the Company raised an additional $4 million in cash through a private placement with UBA, which also contributed Ten Springs Brewery to the Company as a new subsidiary. The Company's products are sold in selected locations throughout the United States. See "Product Distribution."

Industry Overview

         The U.S. beer market may be divided into five segments:

Segment                        Representative Brands
-------                        ---------------------
Low-Priced                     Busch, Milwaukee's Best, Old Milwaukee
Premium                        Budweiser, Miller Lite, Bud Light, Coors Light
Super-Premium                  Michelob, Lowenbrau
European Import                Heineken, Guinness, Bass
Domestic Craft                 Samuel Adams, Pete's, Sierra Nevada, Red Tail Ale

         The Company competes in the domestic craft beer segment, which comprises approximately 2% of total U.S. beer sales. Craft beers are characterized by their full-flavor and are usually produced along traditional European brewing styles. While U.S. beer sales were basically flat for several years, domestic craft beer sales increased at a rate of approximately 40% per year for several years through 1996. Segment growth was about 5% in 1997. Management expects industry performance for 1998 to be no better than that of 1997. The rate at which the domestic craft beer segment continues to grow will have a material affect on the Company's business, financial condition, and results of operations. Actual industry segment performance depends on many factors that are outside the control of the Company.

Competition

         The craft beer category consists of:

     * Contract brews -- any style brew produced by one brewer for sale under the label of someone else who does not have a brewery or whose brewery does not have sufficient capacity.

     * Regional craft brews -- "hand-crafted" brews, primarily ales, sold under the label of the brewery that produced it.

     * Microbrews -- "hand-crafted" brews, primarily ales, sold under the label of the brewery that produced it, if the capacity of the brewery does not exceed 15,000 bbl. per year.

     * Large brewer craft-style brews -- a brand brewed by a national brewer which may only imitate the style of a craft beer. These craft-style brews are often sold under the label of a brewery that does not exist or the label of a brewpub with no bottling capacity. The term "phantom brewery" is sometimes used to describe such brands.

     * Brewpub brews -- "hand-crafted" brews produced for sale and consumption at the brewery, which is normally connected with a restaurant/saloon. Brewpub brews are not normally sold for off-site consumption in significant quantities.

         Mendocino Brewing competes against all of the above brewers to some degree and also against other segments of the U.S. beer market. Competition for retail shelf-space also increased in 1997. Increased competition could hinder distribution of the Company's products and have a material adverse effect on the Company's business, financial condition, and results of operations.

Products

         Mendocino Brewing has historically brewed three ales and a stout year-round, three seasonal ales, and a seasonal porter:

     * RED TAIL ALE, a full flavored amber ale, is the flagship brand of Mendocino Brewing. It is available year-round in 12 oz six-packs and half-barrel kegs.

     * BLUE HERON PALE ALE is a golden ale with a full body and a distinctive hop character. It is available year-round in 12 oz six-packs and half-barrel kegs.

     * BLACK HAWK STOUT is the fullest in flavor and body of the Company's brews. It is also available year-round in 12 oz six-packs and half-barrel kegs.

     * EYE OF THE HAWK SELECT ALE is a high gravity deep amber summer ale. It is available during summer months in 22 oz bottles.

     * YULETIDE PORTER is a deep brown Holiday brew with a traditionally rich, creamy flavor. It is available in November and December in 22 oz bottles.

     * PEREGRINE PALE ALE is brewed year-round with a more delicate flavor and character. It is available year-round at the Hopland Brewery in draft form.

     * SPRINGTIDE ALE is brewed around St. Patrick's Day and appears as a fresh, flowery, spicy golden ale. It is only available at the Hopland Brewery in draft form.

     * FROLIC SHIPWRECK ALE 1850, a Scottish-style ale brewed around July, was introduced in 1994 as a fund-raiser for the Mendocino County Museum to commemorate the wreck of the clipper ship Frolic, with its cargo of Scottish ale, on the Mendocino coast in 1850. Salvage efforts were abandoned when workers, upon sighting the previously unreported big trees of Mendocino County, launched the timber industry which has characterized the area ever since. It is available at the Hopland Brewery and nearby retail outlets in 22 oz bottles.

         Mendocino Brewing's brands use an ale yeast strain that was first introduced at New Albion Brewing Co. in the late 1970s. Mendocino Brewing is among a minority of brewers who use whole hops instead of processed hop pellets in their brewing processes. This technique contributes to the distinctive characteristics of the brews. The Company adds active fermenting beer (Krausen) after the beer is bottled, which produces a pleasant amount of natural carbonation. The thin layer of brewer's yeast in the bottom of the bottle is a natural characteristic of bottle conditioned ale.

         Mendocino Brewing's distinctive brews have been very well received in the market and within the industry. In October 1997, Mendocino Brewing Company was awarded three medals at the World Beer Championships, one of the largest and most comprehensive beer competitions in the world. The Company received a Gold Medal for Red Tail Ale, a Silver Medal for Eye of the Hawk Select Ale, and a Bronze Medal for Black Hawk Stout. Blue Heron Pale Ale was awarded a Gold Medal with a Special Award of Excellence from the Underground Wine Journal in February 1997 in a competition among 183 ales from across the United States and won a bronze medal at the 1991 Great American Beer Festival. Eye of the Hawk Select Ale won a gold medal at the 1991 Great American Beer Festival after winning a silver in 1990, and also won a bronze in 1992.

         Ten Springs Brewery presently performs some contract brewing services for other brands. At present, the income from such services is not material.

The Hopland Brewery Brewpub and Merchandise Store

         To date, Mendocino Brewing's major marketing tools have been the Hopland Brewery brewpub and merchandise store, its Brewsletter newsletter, and its distinctive labels. Located on a major tourist route in Hopland, California, 100 miles north of San Francisco, the Hopland Brewery opened in 1983 as the first new brewpub in California and the second in the United States since the repeal of Prohibition.

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

         Beverages served include Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Peregrine Pale Ale, and a seasonal brew on tap, along with local wines, Hopland Seltzer Water, and soft drinks. The brewpub also features hand pumped cask conditioned ales. The menu features home-style cooking, sausages, legendary hamburgers, Red Tail chili, fresh salads, snacks, vegetarian entrees, and daily specials. The brewpub operates days and evenings, with live music for special events, such as the Company's annual Anniversary Party in August and its Oktoberfest in October. The Company brews special occasion draft beers at the Hopland Brewery, and uses or plans to use the facility for research and development, test-marketing, and as a brewing education and training site.

         The adjacent Merchandise Store sells off-sale packages of the Company's brews (including gift packs) and merchandise such as hand-screened label T-shirts, posters, engraved glasses and mugs, logo caps, books about brewing, gift packs, and other brewery-related gifts.

         The Brewsletter newsletter is published four to six times a year and is available on the Company's web site at www.mendobrew.com. The Brewsletter contains articles about the Company, the beer industry, and beer brewing and a calendar of events for the Hopland Brewery. The Brewsletter is circulated to the Company's shareholders and persons who have signed the guest registry at the Hopland Brewery.

         One of the ways Mendocino Brewing projects its quality and corporate values to consumers is through its Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, and Eye of the Hawk Select Ale labels. The Company has used nationally-known wildlife artists including Randy Johnson and Lee Jayred for its label designs. In 1990, Mendocino Brewing received the Paperboard Packaging Council's Silver Award for Excellence in Packaging and Award for Excellence in Graphic Design and a Northern California Addy Award for its Red Tail Ale packaging. In 1996, the Company received a Northern California Addy Award and a silver medal in the International Brand Packaging Award competition sponsored by Graphic Design: USA magazine for its Blue Heron Pale Ale packaging. In 1997, the Company's Eye of the Hawk Select Ale label won First Place at the Second International Label competition in the Beer Label category.

Regional Distribution

         The Company's products are distributed widely in California and in limited quantities at selected accounts in Arizona, Colorado, District of Columbia, Georgia, Idaho, Illinois, Louisiana, Maryland, Massachusetts, Nevada, New Jersey, Nebraska, New Mexico, New York, North Carolina, Oregon, South Carolina, Texas, Washington, Wisconsin, and Wyoming. The Company plans to add Minnesota, Pennsylvania, and Virginia in the near future. Northern California is the Company's most important market at this time, and Management anticipates that it will remain so for the foreseeable future.

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

Product Distribution

         Mendocino Brewing's beers are sold through distributors to consumers in bottles at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants, and convenience stores. Red Tail Ale, Blue Heron Pale Ale, and Black Hawk Stout are also available in draft. The Company's products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Mendocino Brewing, together with its distributors, markets its products to retail outlets and relies on its distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. The Company also offers its products directly to consumers at the Hopland Brewery brewpub and merchandise store. Beer sales (wholesale and retail combined) constituted 88% of the Company's total sales in 1997, with food and merchandise retail and catalogue sales constituting the balance. Sales to the top five customers totaled $2,192,000 and $1,788,900 for the years ended December 31, 1997 and 1996, respectively representing 55% and 58% of brewing operation sales.

Suppliers

         The Company's major suppliers are Great Western Malting Co., Yakima, Washington (malt); John I. Haas,

Co., New York, New York (hops); and California Glass Company, Oakland, California and Vitro Packaging, Inc., Dallas, Texas (bottles).

Employees

         As of December 31, 1997, the Company employed 50 full-time and 39 part-time individuals including 14 in management and administration, 31 in brewing operations, and 44 in retail and brewpub operations. Management believes that the Company's relations with its employees are excellent. None of its work force is unionized. The Company has agreed with the City of Ukiah that for two years from the opening of the Ukiah brewery that it will give preference in its hiring to residents of Mendocino County.

Trademarks

         The Company has federal trademark registrations of the MENDOCINO BREWING COMPANY word mark (Reg. No. 1,785,745), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL DESIGN (Reg. No. 2,011,817), BLUE HERON word mark (Reg. No. 1,820,076), BLUE HERON PALE ALE DESIGN (Reg. No. 2,011,816), PEREGRINE PALE ALE word mark (Reg. No. 1,667,796), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), EYE OF THE HAWK SELECT ALE DESIGN (Reg. No. 2,011,818), EYE OF THE HAWK SPECIAL EDITION ANNIVERSARY ALE AND DESIGN (Reg. No. 2,011,815), BLACK HAWK STOUT word mark (Reg. No. 1,791,807), YULETIDE PORTER word mark (Reg. No. 1,666,891), and BREWSLETTER word mark (Reg. No. 1,768,639). The Company has also applied for intent to use registrations of the trademarks NORTH COUNTRY ALES, WHITE FACE, WHITEFACE, FAT BEAR, and NORTHERN EXPOSURE.

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

         Before it was acquired by UBA and contributed to the Company, the Saratoga Springs brewery brewed and bottled ales sold under the following trademarks: NORTH COUNTRY ALES, WHITE FACE, WHITEFACE, FAT BEAR, and NORTHERN EXPOSURE. Intent to use applications have been filed with the U.S. Patent and Trademark Office for those marks following their abandonment by their previous owner.

         Mendocino Brewing does not consider its recipes, techniques, processes, yeast strain, or equipment to be proprietary or necessary to protect.

Government Regulation

         Mendocino Brewing is licensed to manufacture and sell beer by the Departments of Alcoholic Beverage Control in California and New York. A federal permit from the Bureau of Alcohol, Tobacco, and Firearms ("BATF") allows the Company to manufacture fermented malt beverages. To keep these licenses and permits in force the Company must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, or company structure must also be made to these regulatory agencies. BATF must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities in aggregate of 10% or more in the Company be investigated as to their suitability.

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

         The Company's waste products consist of water, spent grains and hops, and glass and cardboard. The Company has instituted a recycling program for its office paper, newspapers, magazines, glass, and cardboard at minimal cost to the Company. The Company pays approximately $1,000 per month in sewage fees relating to waste water from its Hopland facility. The Company sells or gives away its spent grain to local cattle ranchers. The Company has not purchased any special equipment and does not incur any identifiable fees in connection with its environmental compliance at its Hopland site.

         The Company has built its own wastewater treatment plant for the Ukiah facility. As a consequence, the Company will not be required to incur sewer hook-up fees at that location. If the Company's discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., the Company will be required to pay additional fees. The estimated cost of the wastewater treatment facility is approximately $900,000, and the estimated cost of operating the plant is between $6,000 and $10,000 per month. The cost may increase with increased production. The Company is exploring various methods of recycling treated wastewater and could realize some revenue from doing so. The Company has contracted to have the liquid sediment that remains from the treated wastewater to be trucked to a local composting facility for essentially the cost of transportation. A Mendocino County Air Quality Control Permit will be required to operate the natural gas fired boiler in Ukiah.

         The Company has not received any notice from any governmental agency that it is a potentially responsible person under any environmental law.

Research and Development

         Research and development activity in 1997 was minimal.

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

Item 2.  Description of Property.

     The Company owns nine acres of land in Ukiah, California on which its Ukiah brewery is operated. The Company currently leases a 15,500 square foot building in Hopland on which the Hopland Brewery is located. The lease expires in August 2004. The Company leases 3.66 acres on which Ten Springs Brewery operates under a lease expiring October 2002. Additionally, the Company leases certain equipment and vehicles under operating leases which expire through March 1999.


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


Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders in Ukiah, California, on Wednesday, December 3, 1997. Votes were cast for the election of directors to serve until their successors are elected at the next annual meeting of the Company as follows

Candidate                                  Votes For              Votes Withheld
---------                                  ---------              --------------
Vijay Mallya                                1,780,923                   6,936
H. Michael Laybourn                         1,781,383                   6,476
O'Neil Nalavadi                             1,781,023                   6,836
Jerome G. Merchant                          1,779,223                   8,636
Yashpal Singh                               1,780,923                   6,936
Eric G. Bradley                             1,779,133                   8,726
Daniel R. Moldenhauer                       1,779,333                   8,526

         The shareholders also ratified the appointment of Moss Adams LLP as the Company's independent auditors for 1997 by a vote of 1,781,157 for, 1,060 against, and 5,642 abstain.

         As was disclosed in the Company's proxy statement for the 1997 annual meeting, Messrs. Bradley and Moldenhauer had already agreed to resign effective December 31, 1997 at the time they were elected. In January 1998, O'Neil Nalavadi also resigned. The Board of Directors has appointed Robert Neame, Kent Price, and Sury Rao Palamand to fill the vacancies created by these resignations until the next annual meeting of the shareholders of the Company.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.


         Mendocino  Brewing's  Common  Stock is listed on the  Pacific  Exchange
(symbol MBR). The high and low closing sales prices for the Common Stock on the Pacific Exchange are set forth below for the quarters indicated:

                             1996                                                 1997
      --------------------------------------------------   ---------------------------------------------------
      1st Quarter   2nd Quarter  3rd Quarter  4th Quarter  1st Quarter  2nd Quarter  3rd Quarter   4th Quarter
      -----------   -----------  -----------  -----------  -----------  -----------  -----------   -----------
High     $7.38     $10.82       $10.00        $8.38        $8.00        $7.25        $5.50         $4.37

Low      $5.50      $5.82        $7.38        $5.75        $6.00        $4.50        $3.62         $3.06

         There were approximately 2,508 shareholders of record as of January 6, 1998. Management intends to retain Mendocino Brewing's earnings for use in the business and does not expect the Company to pay cash dividends in the foreseeable future. The Company's credit agreements provide that the Company shall not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend) or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that such restrictions will remain in effect for as long as the Company has significant bank financing, including the long-term debt on the Ukiah real estate. The holders of the Company's 227,600 outstanding shares of Series A Preferred Stock are entitled to aggregate cash dividends and liquidation proceeds of $1.00 per share before any dividend may be paid with respect to the Common Stock. The Series A Preferred Shares are canceled after they have received their $1.00 per share aggregate dividend. Management does not have any present intention to declare or pay a dividend on the Series A Preferred Stock.


Item 6.  Management's Discussion and Analysis.

         The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto and other financial information included elsewhere in this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

Overview

         In May 1997, Mendocino Brewing placed in operation a new brewery in Ukiah, California (110 miles north of San Francisco) with an initial annual capacity of approximately 60,000 bbl. The facility was designed to enable its production to be expanded to 200,000 bbl. per year with the addition of necessary equipment.

         In October 1997, Mendocino Brewing entered into an Investment Agreement with United Breweries of America, Inc. ("UBA"). UBA is affiliated with The UB Group, which is a global producer of beer and spirits. Pursuant to the Investment Agreement, UBA provided the Company with an additional $4 million cash equity and transferred to the Company its subsidiary, Releta Brewing Company LLC, which owns a brewery in Saratoga Springs, New York. The Company has named the Saratoga Springs brewery "Ten Springs Brewery." Ten Springs Brewery commenced production in February 1998 and has an initial capacity of 60,000 bbl. per year expandable to 150,000 bbl. per year.

         In December 1997, the Savings Bank of Mendocino County converted its $2.7 million construction loan to a long term loan. This conversion, combined with the cash equity contributed by UBA, reduced the Company's working capital deficit from $3,616,800 at September 30, 1997 to $357,400 at December 31, 1997.

         Net sales for 1997 increased by 19.5% over 1996 due primarily to increased marketing efforts. Production (measured in barrels) increased by 54% from 13,391 bbl. in 1996 to 20,557 bbl. in 1997. The Company ended the year with a net loss of $1,139,700. Increased fixed costs associated with the new brewery, higher marketing expenses during the year, the fixed costs of Ten Springs Brewery, increased interest expenses of $401,900, and a one time write off of $141,000 in public offering expenses (classified as "Other Expenses"), contributed to the net loss of $1,139,700 for the year ended December 31, 1997.

Results of Operations

         The following tables set forth, as a percentage of net sales, certain items included in Mendocino Brewing's Statements of Operations. See Financial
Statements and Notes thereto.

                                                                             Year Ended December 31,
                                                              ---------------------------------------------
                                                                  1997                               1996
                                                              ------------------                 -----------
Statements of Operations Data:
     Sales...........................................            105.53%                            104.30%
     Less excise taxes...............................              5.53                               4.30
                                                                 ------                             ------
     Net Sales.......................................            100.00                             100.00
     Cost of goods sold..............................             72.16                              49.74
                                                                 ------                             ------
     Gross profit....................................             27.84                              50.26
     Operating expenses..............................             56.26                              54.75
                                                                 ------                             ------
     Loss from operations............................            (28.42)                             (4.49)
     Other expense...................................            (11.85)                             (0.77)
                                                                 ------                             ------
     Loss before income taxes........................            (40.27)                             (5.26)
     Benefit from income taxes.......................            (15.44)                             (2.04)
                                                                 ------                             ------
     Net loss........................................            (24.83)%                            (3.22)%
                                                                 ======                             ======

                                                                                 At December 31,
                                                              -----------------------------------------------
                                                                     1997                              1996
                                                              ------------------                    ----------
Balance Sheet Data:
     Cash and cash equivalents.......................          $    706,300                       $    494,800
     Working capital.................................              (357,400)                        (3,616,800)
     Property and equipment..........................            15,642,500                          9,270,300
     Deposits and other assets.......................                42,000                            304,100
     Total assets....................................            18,026,400                         11,144,600
     Long-term debt..................................             2,663,300                              --
     Obligation under capital lease..................             1,578,900                          1,863,000
     Total liabilities...............................             6,368,100                          6,844,200
     Retained earnings (deficit).....................              (936,500)                           203,200
     Stockholder's equity............................            11,658,300                          4,300,400



         Net Sales. Net sales for 1997 increased by 19.5% from $3,839,700 in 1996 to $4,590,000 in 1997. Management attributes the growth in sales to the implementation of new marketing strategies, including new point of sale materials and the commencement of operations at the new brewery in Ukiah in May 1997. Wholesale beer shipments (measured in barrels) increased by 54% in 1997 when compared to 1996. Increases attributable to additional unit sales were offset in part by a wholesale price reduction implemented in September 1996. Management attributes approximately 60% of sales increase to increased sales to existing distributors and geographic expansion begun in late 1996 and the remaining 40% to sales of draft beer from the new brewery in Ukiah which commenced operations in May 1997. Retail sales at the Hopland brewpub and merchandise store increased 5.4% during 1997. Management attributes the increase to merchandise sales resulting from tourist traffic generated by the Company's marketing efforts.

         Cost of goods sold. Cost of goods sold as a percentage of net sales increased by 22.4 percentage points in 1997 to 72.2% when compared to 49.7% in 1996. Managment attributes the increase to a combination of a wholesale price reduction resulting in decreased sales dollars, higher fixed and production costs due to the underutilization of the new brewing facility in Ukiah and the Ten Springs Brewery in Saratoga Springs, New York and certain start-up costs associated with the new brewery. The Company did not realize any material amount of revenue from Ten Springs Brewery during 1997, as the brewery did not become operational until February 1998.

         Gross profit. Gross profit decreased by 33.8% during 1997 to $1,277,900 in comparison to $1,930,000 in 1996. As a percentage of net sales, gross profit decreased 22.4 percentage points to 27.8% in 1997 as compared to 50.2% in 1996. The decrease in gross profit as a percentage of net sales is attributable to the increase in cost of goods sold and a wholesale price reduction implemented in late 1996.

         Operating expenses. Operating expenses were $2,582,400 in 1997, representing an increase of 22.8% when compared to $2,102,400 in 1996. Operating expenses consist of retail operating expenses, marketing and distribution expenses and general and Administrative expenses.

         Retail operating expenses were $704,000 representing a decrease of $34,200 or 4.6% over 1996. The decrease consisted of a reduction in labor costs of $10,400, a reduction in repairs and maintenance expense of $9,400, and a decrease in net other expenses of $14,400.

         Marketing and distribution expenses were $846,200 in 1997, representing an increase of 24% compared to $682,300 in 1996. As a percentage of net sales, marketing and distribution expenses represented 18.4% in 1997 as compared to 17.8% in 1996. Point of sale, promotional/advertising, packaging, and label development costs increased by $111,300. Marketing and sales labor increased by $85,300. Travel and lodging incurred in supporting new geographic markets increased by $40,000. Distribution expenses decreased by $44,800 primarily because of reduced warehouse rental expense. Other net expenses decreased by $27,900.

         General and Administrative expenses were $1,032,200 in 1997 representing an increase of $350,300 over the expenses incurred in 1996. General and administrative expenses increased by 51.4% over 1996 and as a percentage of net sales represented 22.5% in 1997 as against 17.8% in 1996. Professional fees increased by $81,700. Taxes and insurance costs associated with the new breweries in Ukiah and Saratoga Springs increased by $124,900. Travel and lodging expenses increased by $57,700. Labor costs increased by $27,200. Costs associated with being a public company increased by $17,700. Net other costs increased by $41,100.

         Net interest expense. Net interest expense in 1997 was $401,900 as against interest income of $11,600 in 1996. The total interest expense incurred during 1997 was $665,300 out of which capitalized interest accounted for $263,400 in 1997 as against $214,900 in 1996.

         Other expense. Other expense, not including net interest expense, in 1997 was $149,500 as against $41,200 in 1996 representing an increase of $108,300.

         In February 1997 the Company commenced a direct public offering of 600,000 shares of common stock at an offering price of $8.50. In August 1997, the offering was terminated after having sold 19,516 shares for $164,700. All sales occurred before June 30, 1997. The Company incurred $305,300 of offering costs related to the offering. Of that amount, $164,700 was offset against the stock sale proceeds in stockholders' equity and the balance of $141,000 was expensed.

         Other net expenses increased by $5,600. These expenses were offset by a non recurring write off in 1996 of $38,300 in costs associated with a proposed alliance.

         Net loss. Increased overhead as the Company commenced operation at the new brewery in Ukiah, fixed expenses associated with the brewery in Saratoga Springs, increased marketing expenses, the charge for interest expense after commencement of operations at the new brewery in Ukiah, and the net effect of certain one time occurrences, offset by a tax benefit of $708,900, resulted in a net loss in 1997 of $1,139,700 as against the net loss of $123,800 in 1996.

Segment Information

         Mendocino Brewing's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 80% of the Company's 1997 gross annual sales. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store, the Hopland Brewery. This segment accounted for 20% of the Company's 1997 gross annual sales. See "Notes to Financial Statements, Note 13 - Segment Information."

         With expanded wholesale beer production in both Ukiah and Saratoga Springs, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

Seasonality

         Beer consumption nationwide has historically increased by approximately 20% during the summer months. It is not clear to what extent seasonality will affect the Company as it expands its capacity and its geographic markets.

Capital Demands.

         Ten Springs Brewery did not commence brewing operations until February 1998 and will not realize any material amount of revenues for several weeks. The Company expects both the Ukiah brewery and Ten Springs Brewery to operate at significantly less than full capacity during all or part of 1998.

         The Company has yet to complete the build-out of its administrative space or the exterior landscaping of the Ukiah brewery. The Ukiah brewery is presently operating under a temporary certificate of occupancy from the City of Ukiah. Completion of construction is a condition to the issuance of a final certificate of occupancy. Failure to complete construction and obtain a final certificate of occupancy could have a material adverse effect on the Company's business, financial condition, and results of operations.

         Both breweries have placed demands upon the Company's assets, liabilities, commitments for capital expenditures, and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations.


Liquidity and Capital Resources

         Long Term Debt. Mendocino Brewing has obtained a $2.7 million long term loan secured by a first priority deed of trust on the Ukiah land and improvements. The loan is payable in monthly installments of $24,443 including interest at the Treasury Constant Maturity Index plus 4.17%, currently 5.83%, maturing December 2012 with a balloon payment of $1,872,300 secured by substantially all the assets of the Company, other than Ten Springs Brewery.

         Shareholder Commitment. United Breweries of America, Inc. ("UBA"), the Company's largest shareholder, has agreed in principle to provide the Company with a credit facility of up to $2 million, to be funded in installments of up to $300,000 each. The advances are secured by Ten Springs Brewery. The advances bear interest at prime plus 1.5% and are due and payable 18 months after the date of the advance. It is anticipated the advances will have a conversion feature into unregistered shares of the Company's common stock. The final structure of the conversion feature is currently being reviewed pending what is most financially beneficial for the Company. The arrangement was approved by a committee consisting of director Michael Laybourn (the President of the Company) and independent directors Kent Price and Sury Rao Palamond on February 19, 1998. Although formal documentation of the arrangement is pending, UBA had advanced the first installment of $300,000 to the Company as of March 25, 1998.

         Equipment Lease. FINOVA Capital Corporation has leased new brewing equipment with a total cost of approximately $1.78 million to Mendocino Brewing for a term of 7 years (beginning December 1996) with monthly rental payments of approximately $27,100 each. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% nor more than 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at approximately $39,000 per month with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable.

         Seller Financing of Ukiah Real Estate. The seller of the Ukiah land has a note, secured by a third priority deed of trust on the land, with a remaining principal balance as of December 31, 1997 of approximately $93,000 at 9% annual interest payable at maturity in December 1998 per a verbal agreement with the spokesman for the lending group.

         Revolving Credit Facility. WestAmerica Bank of Santa Rosa, California has provided a $600,000 maximum revolving line of credit with an advance rate of 80% of the qualified accounts receivable and 25% of the inventory at an interest rate of the bank's index rate plus 1.5% payable monthly, maturing May 31, 1998. To the extent that the loan is not extended or refinanced, the Company will be required to repay the loan. Failure to find a lender to refinance the loan could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

         The Company's ratio of current assets to current liabilities on December 31, 1997 was 0.83 to 1.0 and its ratio of assets to liabilities was
2.83 to 1.0.

Impact of Expansion on Cash Flow.

         Mendocino Brewing must make timely payment of its debt and lease commitment to continue in operation. Increased capacity has placed additional demands on the Company's working capital to pay the cost of additional sales and marketing activities and staff, production personnel, and administrative staff and to fund increased purchases of supplies. The Company has been required to incur some or all of these costs before the Company can realize revenue from increased sales. Working capital for day to day business operations had historically been provided primarily through operations. Beginning approximately with the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. The investment agreement with UBA provided approximately $700,000 in working capital. In addition, UBA has agreed to provide funding for the working capital requirements of the Saratoga Springs brewery in an amount not to exceed $1 million until October 24, 1999 or until the brewery's operations are profitable, whichever comes first.


Item 7.  Financial Statements.

         The information required by this item is set forth at Pages F-1 through F-18 to this Report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than April 30, 1998.


Item 10.  Executive Compensation.

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than April 30, 1998.


Item 11.  Security Ownership of Certain Beneficial Owners and Management.


         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than April 30, 1998.

Item 12.  Certain Relationships and Related Transactions.


         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A no later than April 30, 1998.


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

10.1           (A)   Mendocino Brewing Company Profit Sharing Plan.

10.2           (A)   1994 Stock Option Plan (previously filed as Exhibit 99.6).

10.3           (M)   Employment Agreement with H. Michael Laybourn.

10.4           (A)   Wholesale Distribution Agreement between the Company and Bay Area Distributing.

10.5           (A)   Wholesale Distribution Agreement between the Company and Golden Gate Distributing.

10.6           (A)   Sales Contract between the Company and John I. Hass, Inc.

10.7           (F)   Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.

10.8           (A)   Lease Agreement between the Company and Kohn Properties.

10.9           (C)   Commercial  Real  Estate  Purchase  Contract  and Receipt  for  Deposit  (previously  filed as
                     Exhibit 19.2).

10.10          (D)   Installment Note between Ukiah  Redevelopment  Agency and Langley et al.  (previously filed as
                     Exhibit 19.5).

10.11          (F)   Promissory Note for $76,230 in favor of Langley et al.

10.12          (G)   Agreement to modify note and deed of trust dated June 6, 1995 with Langley, et al.

10.13          (G)   Agreement to modify note dated June 6, 1995 with  Langley, et al.

10.14          (G)   Amendment to installment note payable to Langley, et al.

10.15          (N)   Commercial Lease Between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.

10.16          (M)   Agreement  between United Breweries of America,  Inc. and Releta Brewing Company LLC regarding payment of certain liens.

10.17          (K)+  Keg Management Agreement with MicroStar Keg Management LLC.

10.18          (E)   Agreement to  Implement  Condition  of Approval  No. 37 of the Site  Development  Permit 95-19
                     with the City of Ukiah, California (previously filed as Exhibit 19.6).

10.19          (G)   Manufacturing Business Expansion and Relocation Agreement with the City of Ukiah.

10.20          (G)   Manufacturing  Business  Expansion  and  Relocation  Agreement  with the  Ukiah  Redevelopment
                     Agency.






Exhibit
Number               Description of Document
-------              -------------------------------
10.21                $2,700,000 Note in favor of the Savings Bank of Mendocino County.

10.22                Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.

10.23                Business Loan Agreement with WestAmerica Bank.

10.24                $600,000 Note in favor of the WestAmerica Bank.

10.25          (J)   Equipment Lease with FINOVA Capital Corporation.

10.26          (J)   Tri-Election Rider to Equipment Lease with FINOVA Capital Corporation.

10.27          (J)   Master Lease Schedule with FINOVA Capital Corporation.

10.28          (L)   Investment Agreement with United Breweries of America, Inc.

10.29          (L)   Shareholders'  Agreement  Among the  Company,  United  Breweries  of  America,  Inc.,  Michael
                     Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley

10.30          (L)   Registration  Rights Agreement Among the Company,  United Breweries of America,  Inc., Michael
                     Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley

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

               (C) Incorporated by referenced from the Company's Report on Form 10-QSB for the quarterly period ended March 31, 1995 previously filed with the Commission.

               (D) Incorporated by referenced from the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1995 previously filed with the Commission.

               (E) Incorporated by referenced from the Company's Report on Form 10-QSB for the quarterly period ended September 30, 1995 previously filed with the Commission.

               (F) Incorporated by referenced from the Company's Report on Form 10-KSB for the annual period ended December 31, 1995 previously filed with the Commission.

               (G) Incorporated by referenced from the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1996 previously filed with the Commission.

               (H) Incorporated by referenced from the Company's Report on Form 10-QSB/A No. 1 for the quarterly period ended June 30, 1996 previously filed with the Commission.

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

               (M) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended September 30, 1997.

               (N) Incorporated by reference from the Company's Report on Form 10-QSB/A No. 1 for the quarterly period ended September 30, 1997.

               + Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

                                      -14-

The Registrant filed a report on Form 8-K on November 5, 1997 (amended November 18, 1997) relating to the Investment Agreement with UBA and the acquisition of Ten Springs Brewery. The Report contained a description of the Investment Agreement with UBA responsive to Item 1 of Form 8-K (Changes of Control of Registrant) and a description of the acquisition of Ten Springs Brewery by way of acquisition of the outstanding interests in Releta Brewing Company LLC, responsive to Item 2 of form 8-K (Acquisition or Disposition of Assets). No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                   (Registrant)      Mendocino Brewing Company, Inc.




                     By:          /s/ Vijay Mallya
                             ---------------------------------------------------
                             Vijay Mallya, Chief Executive Officer
                     Date: March __,  1998

     Pursuant to the requirements of Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                         By:     /s/ Vijay Mallya
                             ---------------------------------------------------
                             Vijay Mallya, Chief Executive Officer and Director
                         Date: March __,  1998


                         By:     /s/ H. Michael Laybourn
                             ---------------------------------------------------
                             H. Michael Laybourn, President and Director
                         Date: March __,  1998


                         By:     /s/ Yashpal Singh
                             ---------------------------------------------------
                             Yashpal Singh, Chief Operating Officer and Director
                         Date: March __,  1998


                         By:     /s/ Jerome G. Merchant
                             ---------------------------------------------------
                             Jerome G. Merchant, Chief Financial Officer and
                                 Director
                         Date: March __,  1998


                         By:     /s/ P.A. Murali
                             ---------------------------------------------------
                             P.A. Murali, Controller
                         Date: March __,  1998

--------------------------------------------------------------------------------






                        MENDOCINO BREWING COMPANY, INC.,
                                 AND SUBSIDIARY

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996






--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                    CONTENTS


                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT.............................................  F - 1


CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets......................................................  F - 2

     Statements of operations............................................  F - 4

     Statements of stockholders' equity..................................  F - 5

     Statements of cash flows............................................  F - 6

     Notes to financial statements.......................................  F - 7


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Mendocino Brewing Company, Inc.


We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc., and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mendocino Brewing Company, Inc., and subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the two years ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Moss Adams LLP

Santa Rosa, California
March 4, 1998

                                                                      Page F - 1

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                      December 31, 1997 and 1996

--------------------------------------------------------------------------------



                                     ASSETS

                                                           1997         1996
                                                       -----------   -----------
CURRENT ASSETS
     Cash                                              $   706,300   $   494,800
     Accounts receivable                                   329,700       317,400
     Inventories                                           544,100       380,500
     Prepaid expenses                                       42,600        58,600
     Refundable income taxes                               106,300        71,900
     Deferred income taxes                                  39,500        23,100
                                                       -----------   -----------

         Total current assets                            1,768,500     1,346,300
                                                       -----------   -----------

PROPERTY AND EQUIPMENT                                  15,642,500     9,270,300
                                                       -----------   -----------

OTHER ASSETS
     Deferred income taxes                                 573,400         4,500
     Deposits and other assets                              42,000       304,100
     Deferred stock offering costs                            --         202,000
     Label development costs, net of amortization             --          17,400
                                                       -----------   -----------

                                                           615,400       528,000
                                                       -----------   -----------

         Total assets                                  $18,026,400   $11,144,600
                                                       ===========   ===========


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                      Page F - 2

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS (Continued)
                                                      December 31, 1997 and 1996

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                     1997            1996
                                                                 ------------    ------------
CURRENT LIABILITIES
     Line of credit                                              $    600,000    $    600,000
     Accounts payable                                                 728,300         567,600
     Accounts payable-related party                                    80,200            --
     Accrued wages and related expense                                169,700         118,200
     Accrued construction costs                                           500         744,500
     Accrued liabilities                                              248,300          16,100
     Current maturities of long-term debt                             130,400       2,765,400
     Current maturities of obligation under capital lease             168,500         151,300
                                                                 ------------    ------------

             Total current liabilities                              2,125,900       4,963,100

LONG-TERM DEBT, less current maturities                             2,663,300            --

OBLIGATION UNDER CAPITAL LEASE, less
     current maturities                                             1,578,900       1,863,000

DEFERRED INCOME TAXES                                                    --            18,100
                                                                 ------------    ------------

             Total liabilities                                      6,368,100       6,844,200
                                                                 ------------    ------------

STOCKHOLDERS' EQUITY
     Preferred stock, Series A, no par value, with aggregate
         liquidation preference of $227,600; 227,600 shares
         authorized, issued and outstanding                           227,600         227,600
     Common stock, no par value; 20,000,000 shares authorized,
         4,463,385 and 2,322,222 shares issued and outstanding
         at December 31, 1997 and 1996, respectively               12,367,200       3,869,600
     Retained earnings (deficit)                                     (936,500)        203,200
                                                                 ------------    ------------

             Total stockholders' equity                            11,658,300       4,300,400
                                                                 ------------    ------------

             Total liabilities and stockholders' equity          $ 18,026,400    $ 11,144,600
                                                                 ============    ============

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                      Page F - 3

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                          Years Ended December 31, 1997 and 1996
--------------------------------------------------------------------------------

                                                        1997            1996
                                                    -----------     -----------
SALES                                               $ 4,843,900     $ 4,004,700

LESS EXCISE TAXES                                       253,900         165,000
                                                    -----------     -----------

NET SALES                                             4,590,000       3,839,700

COST OF GOODS SOLD                                    3,312,100       1,909,700
                                                    -----------     -----------

GROSS PROFIT                                          1,277,900       1,930,000
                                                    -----------     -----------

OPERATING EXPENSES
     Retail operating                                   704,000         738,200
     Marketing                                          846,200         682,300
     General and administrative                       1,032,200         681,900
                                                    -----------     -----------

                                                      2,582,400       2,102,400
                                                    -----------     -----------

LOSS FROM OPERATIONS                                 (1,304,500)       (172,400)
                                                    -----------     -----------

OTHER INCOME (EXPENSE)
     Interest income                                      7,300          11,600
     Other expense                                     (149,500)        (41,200)
     Interest expense                                  (401,900)           --
                                                    -----------     -----------

                                                       (544,100)        (29,600)
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES                             (1,848,600)       (202,000)

BENEFIT FROM  INCOME TAXES                             (708,900)        (78,200)
                                                    -----------     -----------

NET LOSS                                            $(1,139,700)    $  (123,800)
                                                    ===========     ===========

LOSS PER COMMON SHARE                               $     (0.40)    $     (0.05)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            2,870,478       2,322,222
                                                    ===========     ===========


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                      Page F - 4

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          Years Ended December 31, 1997 and 1996

--------------------------------------------------------------------------------
                                              Series A
                                           Preferred Stock                 Common Stock
                                     ---------------------------    --------------------------     Retained         Total
                                        Shares         Amount         Shares         Amount        Earnings         Equity
                                     ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 1995                227,600   $    227,600      2,322,222   $  3,869,600   $    327,000    $  4,424,200

Net loss                                     --             --             --             --         (123,800)       (123,800)
                                     ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 1996                227,600        227,600      2,322,222      3,869,600        203,200       4,300,400

Issuance of common stock, net of
    $164,700 issuance costs                  --             --           19,516           --             --              --

Stock issued for services at $6.18
    per share                                --             --            2,000         12,200           --            12,200

Issuance of common stock, net of
    $514,600 issuance costs                  --             --          943,176      3,485,400           --         3,485,400

Stock issued for 100% ownership
    in Releta Brewing Co.                    --             --        1,176,471      5,000,000           --         5,000,000

Net loss                                     --             --             --             --       (1,139,700)     (1,139,700)
                                     ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 1997                227,600   $    227,600      4,463,385   $ 12,367,200   $   (936,500)   $ 11,658,300
                                     ============   ============   ============   ============   ============    ============


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                      Page F - 5

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                                                                        1997          1996
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                       $(1,139,700)   $  (123,800)
     Adjustments to reconcile net loss to net
         cash provided (used) by operating activities:
             Depreciation and amortization                              359,300         51,900
             Gain on sale of assets                                        --           (3,600)
             Deferred income taxes                                     (603,400)       (14,200)
             Stock issued for services                                   12,200           --
         Changes in:
             Accounts receivable                                        130,800        141,500
             Inventories                                                (78,400)      (124,300)
             Prepaid expenses                                            16,000        (11,500)
             Refundable income taxes                                    (34,400)       (71,900)
             Accounts payable - trade and related party                 240,900        461,900
             Accrued wages and related expense                           51,500        (11,600)
             Accrued liabilities                                        232,200         (6,200)
             Accrued profit sharing                                        --          (30,000)
             Income taxes payable                                          --          (34,200)
                                                                    -----------    -----------

                 Net cash (used) provided by operating activities      (813,000)       224,000
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment and leasehold
         improvements                                                (1,922,800)    (4,817,500)
     Increase in other assets                                           (27,900)      (255,600)
     Proceeds from sale of fixed assets                                    --           10,300
                                                                    -----------    -----------

                 Net cash used by investing activities               (1,950,700)    (5,062,800)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on line of credit                                      --          600,000
     Borrowings on long-term debt                                     1,097,200      2,502,800
     Principal payments on long-term debt                            (1,068,900)      (302,800)
     Reimbursement from obligation under capital lease                  147,400      1,523,800
     Payments on obligation under capital lease                        (143,900)       (57,900)
     Reduction in accrued construction costs                           (744,000)      (437,800)
     Proceeds from sale of common stock                               4,164,700           --
     Deferred stock offering costs                                     (477,300)      (190,600)
                                                                    -----------    -----------

                 Net cash provided by financing activities            2,975,200      3,637,500
                                                                    -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        211,500     (1,201,300)

CASH AND CASH EQUIVALENTS, beginning of year                            494,800      1,696,100
                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                              $   706,300    $   494,800
                                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                      Page F - 6

                                MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE  1 -     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES

Description of operations - Mendocino Brewing Company and its subsidiary operate two breweries, which are in the business of producing beer and malt beverages for the specialty "craft" segment of the beer market, as well as own and operate a brew pub and gift store. The breweries are in two locations, one in Ukiah, California and the other in Saratoga Springs, New York. The brew pub and gift store are located in Hopland, California. The majority of sales for Mendocino Brewing Company are in California. The company began operations at the Saratoga Springs, New York facility in December 1997. The company will brew several brands of which Red Tail Ale will be the Flagship brand. In addition, the Company will perform contract brewing for several other brands.

Principles of consolidation - The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiary, Releta Brewing Company LLC., which operates in Saratoga Springs, New York. All material inter-company balances and transactions have been eliminated.

Inventories - Inventories are stated at the lower-of-average cost or market.

Property and equipment - Property and equipment are stated at cost and depreciated or amortized using straight-line and accelerated methods over the assets' estimated useful lives. Capitalized interest was $263,400 and $214,900 in 1997 and 1996, respectively. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

             Building                                 40 years
             Machinery and equipment           5  -   40 years
             Furniture and fixtures            5  -   10 years
             Leasehold improvements            7  -   40 years



Deferred stock offering costs - Deferred stock offering costs consist of legal and other costs incurred as part of the Company's public offering of common stock. In 1997, the public stock offering was terminated and $164,600 of stock offering costs were offset against the same amount of proceeds from the stock sale. The balance of stock offering costs of $140,500 was expensed.

Deposits and other assets - Deposits and other assets consist primarily of prepaid interest on the financing of the Ukiah brewery. Amounts are amortized using the straight line method over the life of the mortgage.

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

--------------------------------------------------------------------------------
                                                                      Page F - 7

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE  1 -     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES (Continued)

Income taxes - The provision for income taxes is based on pre-tax earnings reported in the financial statements, adjusted for requirements of current tax law, plus the change in deferred taxes. Deferred tax assets and liabilities are recognized using enacted tax rates and reflect the expected future tax consequences of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and tax basis of such assets and liabilities and future benefits from net operating loss carryforwards and other expenses previously recorded for financial reporting purposes. Income taxes are described further in Note 12.

Basic loss per share - In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." In February 1998, the Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulleting ("SAB") No. 98, "Computations of Earnings per Share." SAB No. 98 revises prior SEC guidance concerning presentation of loss per share information for companies going public, and requires all companies to present earnings per share for all periods for which income statement information is presented in accordance with SFAS No. 128. Basic earnings per share were computed using the weighted average number of common shares outstanding. Diluted loss per share was computed using the weighted average number of common shares outstanding. Common stock equivalents associated with 12,500 stock options, at a weighted average price per share of $8.80, have been excluded from the weighted average shares outstanding since the effect of these potentially dilutive securities would be antidilutive.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results antidilutive.

Advertising - Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 1997 and 1996, were $153,900 and $81,500, respectively.

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

--------------------------------------------------------------------------------
                                                                      Page F - 8

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  1 -     DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES (Continued)

New accounting pronouncements - In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. SFAS No. 130 requires classification of other comprehensive income in a financial statement, and the display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company believes this pronouncement will not have a material effect on its financial statements.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement established standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, although earlier application is encouraged. The Company believes this pronouncement will not have a material effect on its financial statements.

Reclassifications - Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.


NOTE  2 -     INVENTORIES

                                  1997                    1996
                           --------------------    --------------------

Raw Materials                        $ 165,000               $ 121,800
Work-in-process                        101,700                  81,700
Finished goods                         210,800                 139,800
Merchandise                             66,600                  37,200
                           --------------------    --------------------

                                     $ 544,100               $ 380,500
                           ====================    ====================

--------------------------------------------------------------------------------
                                                                      Page F - 9

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  3 -     PROPERTY AND EQUIPMENT

                                                          1997          1996
                                                      -----------    -----------

Buildings                                             $ 7,711,100    $      --
Machinery and equipment                                 5,070,300        557,500
Equipment under capital lease                           1,912,300           --
Land                                                      810,900        810,900
Equipment in progress                                     177,700      2,573,600
Leasehold improvements                                    771,800        129,000
Furniture and fixtures                                     70,400         19,800
Construction in progress                                     --        5,719,600
                                                      -----------    -----------

                                                       16,524,500      9,810,400
Less accumulated depreciation and amortization            882,000        540,100
                                                      -----------    -----------

                                                      $15,642,500    $ 9,270,300
                                                      ===========    ===========
NOTE  4 -     LINE OF CREDIT

The Company has available a $600,000 line of credit with interest at the bank's index rate plus 1.5%. The bank's commitment under the line of credit matures May 31, 1998. The agreement is secured by accounts receivable and inventory.


--------------------------------------------------------------------------------
                                                                     Page F - 10

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  5 -     LONG-TERM DEBT
                                                                            1997         1996
                                                                         ----------   ----------
Note payable to bank, in monthly installments of $24,400, including interest at the Treasury Constant Maturity Index plus 4.17%, currently 5.83%, maturing December 2012, with a balloon
     payment of $1,872,300, secured by substantially all the assets of
     the Company                                                         $2,700,000   $     --

Note payable (construction loan) to bank, with interest at the banks interest rate plus 2%; matured January 1998;
     the note was converted to permanent financing                             --      2,202,800

Note payable to an individual, due December 31, 1998, including interest at 9%; secured by real property and subordinated to
     bank debt                                                               93,700      262,600

Note payable to contractor, paid in full November 1997                         --        300,000
                                                                         ----------   ----------

                                                                          2,793,700    2,765,400
Less current maturities                                                     130,400    2,765,400
                                                                         ----------   ----------

                                                                         $2,663,300   $     --
                                                                         ==========   ==========

Maturities of long-term debt for succeeding years are as follows:

                                    Year Ending December 31,
                                    ------------------------

                                              1998               $ 130,400
                                              1999                  28,100
                                              2000                  31,100
                                              2001                  34,400
                                              2002                  38,000
                                           Thereafter            2,531,700
                                                                 ----------

                                                                $2,793,700
                                                                 =========


--------------------------------------------------------------------------------
                                                                     Page F - 11

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE  6 -     OBLIGATION UNDER CAPITAL LEASE

During 1996, the Company entered into a capital lease agreement with a financial institution for brewing equipment. The agreement is secured by the new brewery equipment.

Future minimum lease payments for equipment under this capital lease agreement are as follows:

                                    Year Ending December 31,
                                    ------------------------

                                              1998               $ 330,100
                                              1999                 330,100
                                              2000                 330,100
                                              2001                 329,800
                                              2002                 325,200
                                           Thereafter              776,100
                                                              -------------

                                                                 2,421,400
Less amounts representing interest                                 674,000
                                                              -------------

Present value of minimum lease payments                          1,747,400
Less current maturities                                            168,500
                                                              -------------

                                                               $ 1,578,900
                                                              =============

NOTE  7 -     PROFIT-SHARING PLAN

The Company has a profit-sharing retirement plan under which it may make employer contributions at the discretion of the Board of Directors, although no such contributions are required. Employer contributions vest over a period of six years. The plan covers substantially all full-time employees meeting certain minimum age and service requirements. There were no contributions made for the years ended December 31, 1997 and 1996.

--------------------------------------------------------------------------------
                                                                     Page F - 12

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE  8 -     COMMITMENTS

The Company leases its Hopland, California facility under a noncancellable operating lease expiring August 2004. The monthly lease payment is $2,100, to be adjusted annually by increases in the Consumer Price Index, as defined in the lease agreement. The Company leases the land on which the New York brewery operates under a noncancellable operating lease expiring October 2002. The lease contains options, which management intends to exercise, to extend the lease for three additional 5 year periods and contains an option to purchase the property. The monthly lease payment is $8,800, to be adjusted annually by increases in Consumer Price Index, as defined in the lease agreement. Additionally, the Company leases certain equipment and vehicles under noncancellable operating leases which expires through March 1999. Total rent expense was $142,100 and $50,700 for the years ended December 31, 1997 and 1996, respectively. Future minimum lease payments are as follows:

                                    Year Ending December 31,
                                    ------------------------

                                              1998             $ 130,200
                                              1999               126,900
                                              2000               125,800
                                              2001               125,800
                                              2002               109,100
                                           Thereafter             51,600
                                                              -----------

                                                               $ 669,400
                                                              ===========


Employment agreements - Five key employees have employment agreements that provide, in part, severance benefits equal to the remaining amount of their annual base salary. The aggregate annual base salary for the five key employees is $374,400. In January and February of 1998, two employees terminated their employment with the Company.

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


NOTE  9 -     MAJOR CUSTOMERS

Sales to the top five customers totaled $2,192,000 and $1,788,900 for the years ended December 31, 1997 and 1996, respectively representing 55% and 58% of brewing operation sales.


--------------------------------------------------------------------------------
                                                                     Page F - 13

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE 10 -     STOCKHOLDERS' EQUITY

Common Stock

The Company began offering 600,000 shares of stock for sale in a second offering beginning February 1997. The Company sold 19,516 shares of stock for total gross proceeds of $164,600. In connection with this second offering, the Company offset $164,600 of issuance costs against the proceeds from the sale of common stock. The second offering was terminated in August 1997. The Company wrote off approximately $140,500 of additional issuance costs which are included in miscellaneous expense on the income statement.

In October 1997, the Company entered into an agreement with United Breweries of America (UBA) whereby UBA purchased 2,119,647 shares of stock for $4,000,000 cash and all the outstanding shares of Releta Brewing Company, LLC, valued at $5,000,000. In connection with this transaction, the Company paid $514,600 of issuance costs associated with the shares of common stock purchased.

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


NOTE 11 -     STOCK OPTION PLAN

Under the 1994 Stock Option Plan, the Company may issue options to purchase up to 200,000 shares of the Company's Common Stock. The plan provides for both incentive stock options, as defined in Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options. The Plan shall terminate upon the earlier of (a) the tenth anniversary of its adoption by the Board or (b) the date on which all shares available for issuance under the Plan have been issued.

The exercise price of incentive options must be no less then the fair-market value of such stock at the date the option is granted, while the exercise price of nonstatutory options will be no less than 85% of the fair-market value per share on the date of grant. With respect to options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock, the exercise price will be no less than 110% of the fair-market value of such share at the grant date. As of December 31, 1996, no options had been granted, exercised, or canceled under the Plan. During 1997, the Company issued 70,000 options to five key employees under the terms of their employment contracts. As a part of the investment agreement with United Breweries of America, these five employees signed new employment agreements which superseded the old agreements and canceled the options. Also, during 1997, the Company issued 12,500 options to an officer for his personal guarantee of debt. The personal guarantee has since been removed.

--------------------------------------------------------------------------------
                                                                     Page F - 14

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE 11 -     STOCK OPTION PLAN (Continued)

The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options issued during 1997. Had compensation cost for the Company's options been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have reduced to the pro forma amounts indicated below:

                                                   1997             1996
                                              --------------    -------------

Net earnings - as reported                    $ (1,139,700)      $ (123,800)
Net earnings - pro forma                      $ (1,216,300)      $ (123,800)

Earnings per share - as reported              $      (0.40)      $    (0.05)
Earnings per share - pro forma                $      (0.42)      $    (0.05)


The  fair  value  of  each  option  is  estimated  on date of  grant  using  the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1997. There were no options granted in 1996.

                                                            1997
                                                        --------------

Dividends                                                      None
Expected volatility                                            100%
Risk free interest rate                                       5.35%
Expected life                                              5 years


Options issued during 1997 have an estimated weighted average fair value of $6.13.

The following table summarizes common stock option activity:

                                   Shares Under         Weighted-Average
                                      Option            Exercise Price
                                -----------------    -----------------------

Balance, December 31, 1996                     -       $           -
Granted                                   82,500                   8.95
Exercised                                      -                   -
Canceled                                 (70,000)                  8.97
                                -----------------

Balance, December 31, 1997                12,500       $           8.80
                                =================


--------------------------------------------------------------------------------
                                                                     Page F - 15

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 12 -     INCOME TAXES
                                                                                     1997          1996
                                                                                   ---------    ---------
Current
     Federal                                                                       $    --      $    --
     State                                                                               800          800
     Benefit of net operating loss carryback                                        (106,300)     (64,800)
                                                                                   ---------    ---------

                                                                                    (105,500)     (64,000)
                                                                                   ---------    ---------
Deferred
     Current                                                                         (16,400)      (7,600)
     Non-current                                                                    (587,000)      (6,600)
                                                                                   ---------    ---------

                                                                                    (603,400)     (14,200)
                                                                                   ---------    ---------

                                                                                   $(708,900)   $ (78,200)
                                                                                   =========    =========


The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

                                                                                     1997          1996
                                                                                   ---------    ---------

Income tax provision (benefit) at 34%                                              $(628,500)   $ (68,700)
Adjustment due to lower federal rates                                                   --          5,000
State taxes                                                                              800          800
State tax benefit of net operating loss carry forward                                (81,000)      (7,400)
Recognition of future tax (deductions)                                                  (200)      (7,900)
                                                                                   ---------    ---------

                                                                                   $(708,900)   $ (78,200)
                                                                                   =========    =========

--------------------------------------------------------------------------------
                                                                     Page F - 16

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE 12 -     INCOME TAXES (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:
                                                          1997           1996
                                                       ---------      ---------

Inventories                                            $   4,000      $   3,200
Accruals                                                  38,500         21,700
Other                                                     (3,000)        (1,800)
                                                       ---------      ---------

Current deferred tax asset                             $  39,500      $  23,100
                                                       =========      =========

Depreciation and amortization                          $ (18,600)     $  (2,900)
Investment tax credit carryforward                        43,500           --
Benefit of net operating loss carryforward               593,500          7,400
Other                                                    (45,000)          --
                                                       ---------      ---------

Non-current deferred tax asset                         $ 573,400      $   4,500
                                                       =========      =========

Depreciation and amortization                          $    --        $  25,300
Other                                                       --           (7,200)
                                                       ---------      ---------

Non-current deferred tax liability                     $    --        $  18,100
                                                       =========      =========

At December 31, 1997, the Company has available for carryforward approximately $1,500,000 and $920,000 of federal and California net operating losses. The federal net operating losses will expire in 2012. The California net operating losses expire through 2002. The Company also has $43,000 of California Manufactures Investment Tax Credits that can be carried forward to reduce future taxes and expire in 2005. The benefit from these loss carryforwards and credits has been recorded, resulting in a deferred tax asset. A valuation allowance is not provided since the Company believes it is more likely than not that the loss carryforwards will be fully utilized.

--------------------------------------------------------------------------------
                                                                     Page F - 17

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE 13 -     SEGMENT INFORMATION

The  Company's   business   segments  are  brewing   operations   and  a  retail
establishment  known as the  Hopland  Brewery.  A summary of each  segment is as follows:
                                                Year Ending December 31, 1997
                                ------------------------------------------------------------
                                  Brewing          Hopland       Corporate
                                 Operations        Brewery       and other         Total
                                -------------   -------------   ------------   -------------
Sales                           $  3,856,300    $    987,600    $       --     $  4,843,900
Operating profit (loss)             (261,900)        (10,400)           --         (272,300)
Identifiable assets               16,027,200          98,700       1,900,500     18,026,400
Depreciation and amortization        340,100           6,800          12,400        359,300
Capital expenditures               1,891,800            --            31,000      1,922,800

                                                Year Ending December 31, 1996
                                ------------------------------------------------------------
                                  Brewing          Hopland       Corporate
                                 Operations        Brewery       and other         Total
                                -------------   -------------   ------------   -------------

Sales                           $  3,067,300    $    937,400    $       --     $  4,004,700
Operating profit (loss)              591,100         (84,600)           --          509,500
Identifiable assets                9,873,600          97,900       1,173,100     11,144,600
Depreciation and amortization         26,200           7,800          17,900         51,900
Capital expenditures               5,339,800            --            19,500      5,359,300


NOTE 14 -     STATEMENT OF CASH FLOWS

Supplemental cash flow information includes the following:

                                                          1997           1996
                                                       ----------     ----------
Cash paid during the year for:
     Interest                                          $  644,400     $  180,400
     Income taxes                                      $      800     $   60,700

Non-cash investing and financing activities:
     Capital lease for equipment                       $   19,500     $  548,500
     Deposit offset against long-term debt             $  290,000     $     --
     Issuance of stock for stock in Releta             $5,000,000     $     --


--------------------------------------------------------------------------------
                                                                     Page F - 18