Form 10QSB
period 1998-03-31
MENDOCINO BREWING CO INC
filed 1998-05-15
CIK 919134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

   For the transition period from __________________ to _____________________

                         Commission file number 1-13636


                         Mendocino Brewing Company, Inc.
        (Exact name of small business issuer as specified in its charter)


                      California                                                      68-0318293
(State or other  jurisdiction of incorporation  or  organization)         (IRS Employer Identification No.)


               13351 South Highway 101, Hopland, California 95449
                    (Address of principal executive offices)


                                 (707) 744-1015
                           (Issuer's telephone number)


                                 Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's common stock outstanding as of March 31, 1998 is 4,463,385.


                                                               PART I

Item 1.  Financial Statements.

                                           MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEET
                                                           March 31, 1998
                                                             (Unaudited)
                                                               ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                                         $    102,000
     Accounts receivable                                                                                                    463,100
     Other receivables                                                                                                       20,100
     Inventories                                                                                                            521,900
     Prepaid expenses                                                                                                       187,000
     Refundable income taxes                                                                                                106,300
     Deferred income taxes                                                                                                  898,100
                                                                                                                       ------------
                           Total Current Assets:                                                                          2,298,500
                                                                                                                       ------------
PROPERTY AND EQUIPMENT                                                                                                   15,555,500
                                                                                                                       ------------
OTHER ASSETS
     Prepaid points and other assets                                                                                         41,300
                                                                                                                       ------------
                           Total Other Assets:                                                                               41,300
                                                                                                                       ------------
                                                                          Total Assets:                                $ 17,895,300
                                                                                                                       ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit                                                                                                    $    600,000
     Accounts payable                                                                                                       742,300
     Accounts payable -UBA                                                                                                   80,200
     Accrued wages and related expense                                                                                      133,600
     Accrued construction costs                                                                                                 700
     Other accruals                                                                                                         303,000
     Current maturities of obligations under capital lease                                                                  183,300
     Current maturities of obligation under long-term debt                                                                   24,500
                                                                                                                       ------------
                           Total Current Liabilities:                                                                     2,067,600
LONG TERM DEBT, less current maturities                                                                                   3,074,300
OBLIGATION UNDER CAPITAL LEASE, less current maturities                                                                   1,523,500
                                                                                                                       ------------
                           Total Liabilities:                                                                             6,665,400
                                                                                                                       ------------
STOCKHOLDERS' EQUITY
     Common stock, no par value:  20,000,000 shares authorized, 4,463,385 shares issued and
        outstanding                                                                                                      12,367,200
     Preferred stock, Series A, no par value, with aggregate liquidation preference of
        $227,600: 227,600 shares authorized, issued and outstanding                                                         227,600
     Retained earnings (deficit)                                                                                         (1,364,900)
                                                                                                                       ------------
                           Total Stockholders' Equity                                                                    11,229,900
                                                                                                                       ------------
                           Total Liabilities and Stockholders' Equity:                                                 $ 17,895,300
                                                                                                                       ============


                        The  accompanying  notes are an  integral  part of these financial statements.


                                           MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                                            ---------------------------------------
                                                                                                      THREE MONTHS ENDED
                                                                                                           March 31,
                                                                                            ---------------------------------------
                                                                                               1998                        1997
                                                                                               ----                        ----
SALES                                                                                       $ 1,310,000                 $ 1,051,500
LESS EXCISE TAXES                                                                                68,600                      46,900
                                                                                            -----------                 -----------
NET SALES                                                                                     1,241,400                   1,004,600
COST OF GOODS SOLD                                                                            1,122,500                     576,300
                                                                                            -----------                 -----------
GROSS PROFIT                                                                                    118,900                     428,300
OPERATING EXPENSES
     Retail operating                                                                           111,800                     165,900
     Marketing                                                                                  168,000                     203,200
     General and administrative                                                                 428,800                     188,900
                                                                                            -----------                 -----------
                                                                                                708,600                     558,000
                                                                                            -----------                 -----------
LOSS FROM OPERATIONS                                                                           (589,700)                   (129,700)
OTHER INCOME (EXPENSE)
     Interest income                                                                              1,800                       2,100
     Other income (expense)                                                                      (3,700)                      5,300
     Interest expense                                                                          (121,900)                       (100)
                                                                                            -----------                 -----------
                                                                                               (123,800)                      7,300
                                                                                            -----------                 -----------
LOSS BEFORE INCOME TAXES                                                                       (713,500)                   (122,400)
PROVISION FOR INCOME TAXES                                                                      285,200                        (800)
                                                                                            -----------                 -----------
NET LOSS                                                                                    $  (428,300)                $  (123,200)
                                                                                            ===========                 ===========
LOSS PER SHARE                                                                              $     (0.10)                $     (0.05)
                                                                                            ===========                 ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                    4,463,385                   2,329,783
                                                                                            ===========                 ===========

                        The  accompanying  notes are an  integral  part of these financial statements.

                                                                -2-


                                           MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOW
                                                             (Unaudited)

                                                                                                  ----------------------------------
                                                                                                         THREE MONTHS ENDED
                                                                                                              March 31,
                                                                                                  ----------------------------------
                                                                                                      1998              1997
                                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                                    $  (428,300)           $  (123,200)
     Adjustments to reconcile net loss to net cash provided
       (used) by operating activities:
         Depreciation and amortization                                                               165,400                 15,400
         Deferred income taxes                                                                      (285,200)                  --
     Changes in:
         Accounts receivable                                                                        (133,400)                 9,300
         Inventories                                                                                  22,300                119,100
         Prepaid expenses and taxes                                                                 (164,600)               (26,600)
         Accounts payable                                                                             14,000                160,500
         Accrued wages and related expenses                                                          (36,000)                 8,000
         Accrued liabilities                                                                          54,800                 13,700
                                                                                                 -----------            -----------
            Net cash provided (used) by operating activities:                                       (791,000)               176,200
                                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold improvements                                    (77,700)            (1,413,400)
                                                                                                 -----------            -----------
                       Net cash used by investing activities:                                        (77,700)            (1,413,400)
                                                                                                 -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from short-term borrowing                                                             --                  561,400
     Principal payments on long-term debt                                                             (1,900)                  --
     Borrowings on long-term debt                                                                    305,000                   --
     Proceeds from obligation under capital lease                                                       --                  182,700
     Payments on obligation under long-term lease                                                    (38,700)               (36,200)
     Accrued construction costs                                                                         --                  304,400
     Proceeds from sale of common stock                                                                 --                  136,000
     Deferred stock offering costs                                                                      --                 (115,300)
                                                                                                 -----------            -----------
                   Net cash provided by financing activities:                                        264,400              1,033,000
                                                                                                 -----------            -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                               (604,300)              (204,200)
CASH AND CASH EQUIVALENTS, beginning of period                                                       706,300                494,700
                                                                                                 -----------            -----------
CASH AND CASH EQUIVALENTS, end of period                                                         $   102,000            $   290,500
                                                                                                 -----------            -----------
     Supplemental cash flow information includes the following:
       Cash paid during the period for interest                                                  $   121,900            $   133,300
                                                                                                 ===========            ===========

                        The  accompanying  notes are an  integral  part of these financial statements.

                                                                -3-

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Note 2 -- Short-Term Borrowing

The Company has available a $600,000 term line of credit with variable interest at the bank's index rate plus 1.5%, maturing May 31, 1998. The note is secured by the Company's accounts receivable and inventory.

Note 3 -- Notes Payable

In March 1998, the Company refinanced its short-term construction note that matured on January 1, 1998, to a $2,700,000 note, with interest at Treasury Constant Maturity Index for five year treasuries plus 4.17%, currently 9.86%. The note requires monthly payments of principal and interest of $24,400. The note matures in December 2012 with a balloon payment of $1,940,000 and is secured by real property located in Ukiah, California.

The Company has a note payable outstanding to United Breweries of America, Inc., a related party, in the amount of $305,000 as of March 31, 1998. The note bears interest at the prime rate plus 1.5% and is due 18 months from the date of the note or in September 1999. The note is secured by real property located in Saratoga Springs, New York.

The Company has a note payable outstanding to an individual in the amount of $93,700, with interest accruing at 9%, due December 31, 1998, secured by real property and subordinated to bank debt.

Note 4 -- Income Taxes

As of March 31, 1998, the Company had available net operating loss carryovers of approximately $2,215,000 and $1,635,000 of federal and California net operating losses, respectively. The federal and California operating losses expire through 2013 and 2003, respectively. The benefit from these loss carryforwards has been recorded, resulting in a deferred tax asset. A valuation allowance is not provided since the Company believes it is more likely than not that the loss carryforwards will be fully utilized.

Item 2.  Management Discussion and Analysis.

The following discussion and analysis should be read in conjunction with the financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-QSB. The discussion of results and trends does not necessarily imply that these results and trends will continue.

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-QSB contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationships or performance and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

Overview

The results of the first three months of 1998 showed a growth in sales volume due primarily to increased marketing efforts. Sales (measured in barrels) increased from 3,892 bbl. during the first quarter of 1997 to 5,591 bbl. during the first quarter of 1998, representing a 44% increase in sales volume as compared to the first quarter of 1997 and a 31% increase in production as compared to the final quarter of 1997. The high costs associated with the new brewery at Ukiah, the fixed costs of the Ten Springs Brewery, and the interest expenses contributed to the net loss of $428,300 for the first quarter of 1998. The loss from operations increased to 47.50% of net sales for the first three months of 1998, as compared to the 12.91% loss from operations for the corresponding period of 1997.

In February 1998, Releta Brewing Company LLC, a wholly-owned subsidiary of Mendocino Brewing, placed in operation its Ten Springs Brewery located in Saratoga Springs, New York, with an initial capacity of approximately 60,000 bbl. per year, expandable to 150,000 bbl. per year.

United Breweries of America, Inc. ("UBA"), the Company's largest shareholder, has agreed in principle to provide the Company with a credit facility of up to $2,000,000 for working capital purposes. Advances will be secured by a lien against the Ten Springs Brewery, will bear interest at prime plus 1.5% and will be due and payable 18 months after the date of the advance. UBA has advanced $500,000 to the Company under such credit facility as of May 11, 1998. Failure of UBA to fund this credit facility could have a material adverse effect on the Company's business, financial condition and results of operation.

Results of Operations

Three Months Ending March 31, 1998 Compared to Three Months Ending March 31, 1997. The following discussion sets forth information for the three-month periods ending March 31, 1998 and 1997. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.


The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Operations, as set forth above under "Financial
Statements," for the periods indicated:

                                                               ---------------------------------------------
                                                                            Three Months Ended
                                                                                 March 31
                                                               ---------------------------------------------
                                                                       1998                   1997
                     Statements of Income Data:
       Sales                                                            105.52%                 104.67%
       Excise taxes                                                       5.52                    4.67
       Net Sales                                                        100.00                  100.00

       Costs of Sales                                                    90.42                   57.36

       Gross Profit                                                       9.58                   42.64
       Retail Operating Expense                                           9.01                   16.51
       Marketing Expense                                                 13.53                   20.23
       General and Administrative Expenses                               34.54                   18.81
       Total Operating Expenses                                          57.08                   55.55

       Loss from Operations                                             (47.50)                 (12.91)

       Other Income (expense)                                            (0.30)                   0.52
       Interest income (expense)                                         (9.67)                   0.20

       Loss before income taxes                                         (57.47)                 (12.19)

       Provision for income taxes                                        22.97                   (0.08)

       Net Loss                                                         (34.50)                 (12.27)


                                                               ---------------------------------------------
                                                                            Three Months Ended
                                                                                 March 31
                                                               ---------------------------------------------
                                                                       1998                   1997
       Balance Sheet Data:
       Cash and Cash Equivalents                                         $102,000              $290,500
       Working Capital                                                    230,900           (4,641,600)
       Property and Equipment                                          15,555,500            10,674,100
       Deposits and Other Assets                                           41,300               623,400
       Total Assets                                                    17,895,300            12,351,700
       Long-term Debt                                                   3,074,300              --
       Obligation under Capital Lease                                   1,523,500             1,988,000
       Total Liabilities                                                6,665,400             8,038,700
       Shareholder's equity                                            11,229,900             4,312,900

Net Sales. Net sales for the first three months of 1998 were $1,241,400, compared to $1,004,600 for the first three months of 1997, representing an increase of 23.58%. The sales volume increased to 5,591 barrels during the first quarter of 1998, from 3,892 barrels during the first quarter of 1997, representing an increase of 44%. Management attributes the increased sales to improved marketing strategies, including new point of sale materials. The increase in overall net sales during the first quarter of 1998 was achieved solely by higher wholesale shipments during the first quarter of 1998, which represented an increase of $280,100 over the wholesale shipments during the first quarter of 1997. In view of management's focus on wholesale beer sale, retail sales for the first quarter of 1998 were $43,300 less than retail sales during the first quarter of 1997.

Cost of Goods Sold. Cost of goods sold as a percentage of net sales during the first quarter of 1998 was 90.42%, as compared to 57.36% during the first quarter of 1997, representing an increase of 33.06%. During the first quarter of 1998, labor costs increased by $132,800, depreciation increased by $145,300, utilities increased by $56,900, rentals increased by $34,900, property taxes increased by $27,000, contract service charges increased by $24,700, insurance costs increased by $20,700, waste-water treatment costs increased by $16,700, and indirect materials increased by $31,500, thereby mainly contributing to the increase of 33.06% of the cost of goods sold as a percentage of net sales, as compared to the first quarter of 1997. Management attributes the increase to higher fixed and production costs and to the underutilization of the new brewing facility in Ukiah and the Ten Springs Brewery in Saratoga Springs, New York.

Gross Profit. As a result of the high cost of sales as explained above, gross profit for the first quarter of 1998 decreased to $118,900, from $428,300 for the comparable period of 1997, representing a decrease of 72.3%. As a percentage of net sales, the gross profit during the first quarter of 1998 decreased to 9.58% from that of 42.64% for the corresponding period of 1997.

Operating Expenses. Operating expenses for the first quarter of 1998 were $708,600, as compared to $558,000 for the first quarter of 1997, representing an increase of 26.98%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

Retail operating expenses for the first quarter of 1998 were $111,800, representing a decrease of $54,100, or 32.61%, from the first quarter of 1997. As a percentage of net sales, retail operating expenses decreased to 9.01% as compared to 16.51% for the first three months of 1997. The decrease in retail operating expenses consisted of a decrease in labor costs by $25,840, marketing and advertising costs by $18,480, supplies by $7,000 and other expenses by $2,780.

Marketing and distribution expenses for the first quarter of 1998 were $168,000, representing a decrease of $35,200, or 17.32%, from the first quarter of 1997. As a percentage of net sales, marketing and distribution expenses represented 13.53% during the first quarter of 1998 as compared to 20.23% during the first quarter of 1998. Compared to the first quarter of 1997, marketing and sales labor decreased by $10,500; freight costs decreased by $24,000; warehouse rental costs decreased by $14,850; sales promotions costs increased by $9,176; and other net expenses increased by $4,974.

General and administrative expenses were $428,800, representing an increase of $239,900 from the first quarter of 1997. As a percentage of net sales, the general and administrative expenses were 34.54% for the first quarter of 1998, as compared to 18.81% for the first quarter of 1997. As compared to the first quarter of 1997, labor costs increased by $55,240; professional and legal fees increased by $79,900; travel costs increased by $60,000; auto expenses increased by $12,200; depreciation costs increased by $9,120; and net miscellaneous expenses increased by $23,440.

Other Income (Expense). Other expenses for the first three months of 1998 were $123,800, representing an increase of $116,500 when compared to the first quarter of 1997. The increase is primarily due to an increase in interest expense for the first quarter of 1998 of $121,800, as compared to the first quarter of 1997.

Provision for Income Taxes. The provision for benefit from income taxes for the first three months of 1998 was $285,200, as compared to an $800 deficit for the first quarter of 1997. The benefit from income taxes is due to the expected future benefit of carrying forward of net operating losses.

Net Loss. Net loss for the first three months of 1998 was $428,300, as compared to a net loss of $123,200 for the first three months of 1997. As a percentage of net sales, net loss for the first quarter of 1998 increased to 34.50%, as compared to 12.27% for the first quarter of 1997.

Segment Information

Mendocino Brewing's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 88% of the Company's gross sales for the first quarter of 1998. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store at the Hopland Brewery. This segment accounted for 12% of the Company's gross sales for the first quarter of 1998.

With expanded wholesale beer production in both Ukiah and Saratoga Springs, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

Seasonality

Beer consumption nationwide has historically increased by approximately 20% during the summer months as compared to other months of the year. It is not clear to what extent seasonality will affect the Company as it expands its capacity and its geographic markets.

Capital Demands

The Company has yet to complete the build-out of its administrative space or the exterior landscaping of the Ukiah brewery. The Ukiah brewery is presently operating under a temporary certificate of occupancy from the City of Ukiah. Completion of construction is a condition to the issuance of a final certificate of occupancy. Failure to complete construction and obtain a final certificate of occupancy could have a material adverse effect on the Company's business, financial condition and results of operation.

Both breweries have placed demands upon the Company's assets, liabilities, commitments for capital expenditures and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition and results of operations.

Liquidity and Capital Resources

Long Term Debt. Mendocino Brewing has obtained a $2,700,000 term loan from the Savings Bank of Mendocino County. The loan is payable in monthly installments of $24,443, including interest at the Treasury Constant Maturity Index plus 4.17%, currently 9.86%, maturing December 2012 with a balloon payment in the amount of $1,940,000, secured by substantially all the assets of the Company (other than the Ten Springs Brewery), including without limitation, a first priority deed of trust on the Ukiah land and improvements.

Shareholder Commitment. United Breweries of America, Inc. ("UBA"), the Company's largest shareholder, has agreed in principle to provide the Company with a credit facility of up to $2,000,000, to be funded in installments of up to $300,000 each. The advances are to be secured by a first priority deed of trust on the Ten Springs Brewery. The advances bear interest at prime plus 1.5% and are due and payable 18 months after the date of the advance. It is anticipated that the advances will have a conversion feature into unregistered shares of the Company's common stock. The final structure of the conversion feature is currently being reviewed by management to ensure a final structure that will be most financially beneficial for the Company. The arrangement was approved by a committee consisting of director Michael Laybourn (the President of the Company) and independent directors Kent Price and Sury Rao Palamond on February 19, 1998. Although formal documentation of the arrangement is pending determination of an acceptable final structure, UBA has advanced a total of $500,000 as of May 11, 1998.

Equipment Lease. The Company has leased from FINOVA Capital Corporation new brewing equipment at a total cost of approximately $1,780,000 to the Company for a term of 7 years (commencing December 1996) with monthly rental payments of approximately $27,100 each. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% nor more than 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at monthly rental payments of approximately $39,000 with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable.

Seller Financing of Ukiah Real Estate. The seller of the Ukiah land holds a promissory note, secured by a third priority deed of trust on the Ukiah property, with a remaining principal balance as of March 31, 1998 of $93,700 at 9% annual interest due on December 31, 1998 per a verbal agreement with the spokesman for the lending group.

Revolving Credit Facility. WestAmerica Bank of Santa Rosa, California has provided a $600,000 maximum revolving line of credit with an advance rate of 80% of the qualified accounts receivable and 25% of the inventory at an interest rate of the bank's index rate plus 1.5% payable monthly, maturing May 31, 1998. To the extent that the loan is not extended or refinanced, the Company will be required to repay the loan. Failure to find a lender to refinance the loan could have a material adverse effect on the Company's business, financial condition and results of operations.

Keg Management Arrangement. The Company has entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filing fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If the agreement terminates, the Company is required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available.

The Company's ratio of current assets to current liabilities on March 31, 1998 was 1.11 to 1.0 and its ratio of assets to liabilities was 2.68 to 1.0.

Impact of Expansion on Cash Flow.

Mendocino Brewing must make timely payment of its debt and lease commitments to continue its operations. Increased unused capacity at the Ukiah facility and the Saratoga Springs facility has placed additional demands on the Company's working capital. Working capital for day to day business operations had historically been provided primarily through operations. Beginning approximately with the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. UBA has agreed to provide a loan of up to $2,000,000 for working capital purposes. In addition, UBA has agreed to provide funding for the working capital requirements of the Ten Springs Brewery in an amount not to exceed $1,000,000 until October 24, 1999 or until the brewery's operations are profitable, whichever comes first.

                                     PART II

Item 5.  Other Information.

UBA, the Company's largest shareholder, has agreed in principle to provide the Company with a credit facility of up to $2,000,000, to be funded in installments of up to $300,000 each. The advances are to be secured by a first priority deed of trust on the Ten Springs Brewery. The advances bear interest at prime plus 1.5% and are due and payable 18 months after the date of the advance. It is anticipated that the advances will have a conversion feature into unregistered shares of the Company's common stock. The final structure of the conversion feature is currently being reviewed by Management to ensure a final structure that will be most financially beneficial for the Company. The arrangement was approved by a committee consisting of director Michael Laybourn (the President of the Company) and independent directors Kent Price and Sury Rao Palamond on February 19, 1998. Although formal documentation of the arrangement is pending determination of an acceptable final structure, UBA has advanced a total of $500,000 as of May 11, 1998. Failure of UBA to fund this credit facility could have a material adverse effect on the Company's business, financial condition and results of operation.

The Company is currently in negotiations with Carmel Brewing Company, Inc., a California corporation ("Carmel Brewing"), to acquire all of the brand-related assets of Carmel Brewing in exchange for unregistered shares of the Company's common stock having an aggregate value of $100,000, based on a per share price of $3.00. The transaction will also involve the acquisition by the Company of certain point of sales and brewing ingredient inventory from Carmel Brewing, and the lease by the Company from Carmel Brewing of certain bottling line equipment and certain kegs on a short term basis. The Company expects to execute the definitive documentation for such transaction and to close such transaction during the second quarter of 1998. In anticipation of the closing of such transaction, Carmel Brewing assigned to the Company in April 1998 all of its trademark rights relating to the Carmel Brewing brands, the Company has obtained all necessary governmental licenses to brew Carmel Brewing brand beers and the Company has commenced brewing and distributing Carmel Brewing brand beers.


Item 6.  Exhibits and Reports on Form 8-K.
   Exhibit
   Number             Description of Document
   ------             -----------------------
     3.1       (A)    Articles of Incorporation, as amended, of the Company.
     3.2       (B)    Bylaws of the Company
     4.1              Articles 5 and 6 of the Articles of Incorporation, as amended, of the Company (Reference is made to
                      Exhibit 3.1).
     4.2              Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2).
    10.1       (A)    Mendocino Brewing Company Profit Sharing Plan.
    10.2       (A)    1994 Stock Option Plan (previously filed as Exhibit 99.6).
    10.3       (M)    Employment Agreement with H. Michael Laybourn.
    10.4       (A)    Wholesale Distribution Agreement between the Company and Bay Area Distributing.
    10.5       (A)    Wholesale Distribution Agreement between the Company and Golden Gate Distributing.
    10.6       (A)    Sales Contract between the Company and John I. Hass, Inc.
    10.7       (F)    Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
    10.8       (A)    Lease Agreement between the Company and Kohn Properties.
    10.9       (C)    Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
    10.10      (D)    Installment Note between Ukiah Redevelopment Agency and Langley et al. (previously filed as
                      Exhibit 19.5).
    10.11      (F)    Promissory Note for $76,230 in favor of Langley et al.
    10.12      (G)    Agreement to modify note and deed of trust dated June 6, 1995 with Langley, et al.
    10.13      (G)    Agreement to modify note dated June 6, 1995 with Langley, et al.
    10.14      (G)    Amendment to installment note payable to Langley, et al.
    10.15      (N)    Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
    10.16      (M)    Agreement between United Breweries of America, Inc. and Releta Brewing Company LLC regarding payment of certain liens.
    10.17      (K)+   Keg Management Agreement with MicroStar Keg Management LLC.


   Exhibit
   Number             Description of Document
   ------             -----------------------
    10.18      (E)    Agreement to Implement Condition of Approval No. 37 of
                      the Site Development  Permit 95-19 with the City of Ukiah,
                      California (previously filed as Exhibit 19.6).
    10.19      (G)    Manufacturing Business Expansion and Relocation Agreement with the City of Ukiah.
    10.20      (G)    Manufacturing Business Expansion and Relocation Agreement with the Ukiah Redevelopment Agency.
    10.21      (O)    $2,700,000 Note in favor of the Savings Bank of Mendocino County.
    10.22      (O)    Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
    10.23      (O)    Business Loan Agreement with WestAmerica Bank.
    10.24      (O)    $600,000 Note in favor of the WestAmerica Bank.
    10.25      (J)    Equipment Lease with FINOVA Capital Corporation.
    10.26      (J)    Tri-Election Rider to Equipment Lease with FINOVA Capital Corporation.
    10.27      (J)    Master Lease Schedule with FINOVA Capital Corporation.
    10.28      (L)    Investment Agreement with United Breweries of America, Inc.
    10.29      (L)    Shareholders' Agreement Among the Company, United Breweries of America, Inc., H. Michael Laybourn,
                      Norman  Franks,  Michael  Lovett,  John  Scahill,  and Don Barkley.
    10.30      (L)    Registration  Rights  Agreement  Among  the  Company,
                      United  Breweries  of  America,  Inc.,  H. Michael  Laybourn,
                      Norman  Franks,  Michael  Lovett,  John  Scahill,  and Don
                      Barkley.
    27                Financial Data Schedule

---------------------
               (A) Incorporated by reference from the Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.
               (B) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1994, previously filed with the Commission.
               (C) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended March 31, 1995, previously filed with the Commission.
               (D) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1995, previously filed with the Commission.
               (E) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended September 30, 1995, previously filed with the Commission.
               (F) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1995, previously filed with the Commission.
               (G) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1996, previously filed with the Commission.
               (H) Incorporated by reference from the Company's Report on Form 10-QSB/A No. 1 for the quarterly period ended June 30, 1996, previously filed with the Commission.
               (J) Incorporated by reference from the Company's Registration Statement dated February 6, 1997, as amended, previously filed with the Commission, Registration No. 33-15673.
               (K) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1996, previously filed with the Commission.
               (L) Incorporated by reference from the Schedule 13D filed with the Commission on November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.
               (M) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended September 30, 1997.
               (N) Incorporated by reference from the Company's Report on Form 10-QSB/A No. 1 for the quarterly period ended September 30, 1997.
               (O) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1997, previously filed with the Commission.

   Exhibit
   Number             Description of Document
   ------             -----------------------
               +      Portions  of this  Exhibit  were  omitted  pursuant  to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  REGISTRANT:

                                  MENDOCINO BREWING COMPANY, INC., a
                                  California corporation


Dated:  May 15, 1998              By:___________________________________________
                                         H. Michael Laybourn

                                         President



Dated:  May 15, 1998              By:___________________________________________
                                         Jerome G. Merchant
                                         Chief Financial Officer