Form 10QSB
period 1998-06-30
MENDOCINO BREWING CO INC
filed 1998-08-13
CIK 919134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                         Commission file number 1-13636


                         Mendocino Brewing Company, Inc.
        (Exact name of small business issuer as specified in its charter)


          California                                            68-0318293
(State or other  jurisdiction of                               (IRS Employer
incorporation  or  organization)                             Identification No.)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's common stock outstanding as of June 30, 1998 is 4,496,719.

                                     PART I

Item 1.  Financial Statements.

                     MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEET
                                     June 30, 1998
                                      (Unaudited)

                                         ASSETS
                                         ------
CURRENT ASSETS
     Cash and cash equivalents                                            $     80,600
     Accounts receivable                                                       688,400
     Other receivables                                                          29,300
     Inventories                                                               689,500
     Prepaid expenses                                                          265,200
     Refundable income taxes                                                   106,300
     Deferred income taxes                                                     400,000
                                                                          ------------
                           Total Current Assets:                             2,259,300
                                                                          ------------
PROPERTY AND EQUIPMENT                                                      15,477,800
                                                                          ------------
OTHER ASSETS
     Deferred income taxes                                                     753,400
     Other assets                                                               47,700
                                                                          ------------
                           Total Other Assets:                                 801,100
                                                                          ------------
                           Total Assets:                                  $ 18,538,200
                                                                          ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
CURRENT LIABILITIES
     Line of credit                                                       $    600,000
     Accounts payable                                                        1,060,400
     Accrued wages and related expense                                         225,100
     Accrued construction costs                                                    600
     Other accruals                                                            424,700
     Current maturities of obligations under capital lease                     173,100
     Current maturities of long-term debt                                       25,100
                                                                          ------------
                           Total Current Liabilities:                        2,509,000
LONG TERM DEBT, less current maturities                                      3,745,100
OBLIGATION UNDER CAPITAL LEASES, less current maturities                     1,492,100
                                                                          ------------
                           Total Liabilities:                                7,746,200
                                                                          ------------
STOCKHOLDERS' EQUITY
     Common stock, no par value:  20,000,000 shares authorized,
        4,496,719 shares issued and outstanding                             12,367,200
     Preferred stock, Series A, no par value, with aggregate
        liquidation preference of $227,600: 227,600 shares authorized,
        issued and outstanding                                                 227,600
     Accumulated deficit                                                    (1,802,800)
                                                                          ------------
                           Total Stockholders' Equity                       10,792,000
                                                                          ------------
                           Total Liabilities and Stockholders' Equity:    $ 18,538,200
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

                                           MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                               --------------------------------------------------------------------
                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                          June 30,                             June 30,
                                                               --------------------------------------------------------------------
                                                                   1998               1997               1998               1997
                                                                   ----               ----               ----               ----
SALES                                                          $ 1,690,200        $ 1,273,000        $ 3,000,300        $ 2,324,500
LESS EXCISE TAXES                                                  100,900             72,500            169,400            119,400
                                                               -----------        -----------        -----------        -----------
NET SALES                                                        1,589,300          1,200,500          2,830,900          2,205,100
COST OF GOODS SOLD                                               1,235,300            764,600          2,357,800          1,340,800
                                                               -----------        -----------        -----------        -----------
GROSS PROFIT                                                       354,000            435,900            473,100            864,300
                                                               -----------        -----------        -----------        -----------
OPERATING EXPENSES
     Retail operating                                              120,500            168,800            232,400            334,100
     Marketing                                                     320,400            227,600            488,500            430,900
     General and administrative                                    476,200            200,200            905,000            389,600
                                                               -----------        -----------        -----------        -----------
                                                                   917,100            596,600          1,625,900          1,154,600
                                                               -----------        -----------        -----------        -----------
LOSS FROM OPERATIONS                                              (563,100)          (160,700)        (1,152,800)          (290,300)
                                                               -----------        -----------        -----------        -----------
OTHER INCOME (EXPENSE)
     Interest income                                                  --                1,000              1,800              3,000
     Other income (expense)                                           (400)             1,200             (4,200)             6,400
     Write off of deferred offering
     costs                                                            --             (141,000)              --             (141,000)
     Interest expense                                             (129,800)           (29,500)          (251,600)           (29,600)
                                                               -----------        -----------        -----------        -----------
                                                                  (130,200)          (168,300)          (254,000)          (161,200)
                                                               -----------        -----------        -----------        -----------
LOSS BEFORE INCOME TAXES                                          (693,300)          (329,000)        (1,406,800)          (451,500)
BENEFIT FROM INCOME TAXES                                         (255,300)          (113,600)          (540,500)          (112,800)
                                                               -----------        -----------        -----------        -----------
NET LOSS                                                       $  (438,000)       $  (215,400)       $  (866,300)       $  (338,700)
                                                               ===========        ===========        ===========        ===========
LOSS PER SHARE                                                 $     (0.10)       $     (0.09)       $     (0.19)       $     (0.15)
                                                               ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       4,496,719          2,341,548          4,496,719          2,335,665
                                                               ===========        ===========        ===========        ===========

                             The accompanying notes are an integral part of these financial statements.

                                  MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                  -----------------------------------------------------------------
                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                            June 30,                             June 30,
                                                                  -----------------------------------------------------------------
                                                                      1998              1997              1998             1997
                                                                      ----              ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                     $  (438,000)      $  (215,400)      $  (866,300)      $  (338,700)
     Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
         Depreciation and amortization                                166,800            95,200           332,200           110,700
         Deferred income taxes                                       (255,300)          (23,600)         (540,500)          (23,600)
     Changes in:
         Accounts receivable                                         (225,300)          (31,000)         (358,700)         (100,400)
         Inventories                                                 (167,700)          (41,600)         (145,400)           77,400
         Prepaid expenses and taxes                                   (94,400)          (47,300)         (259,000)           (9,100)
         Refundable income tax                                           --             (90,000)             --             (90,000)
         Accounts payable                                             318,100           143,700           332,100          304, 200
         Accrued wages and related expenses                            91,400            11,200            55,400            19,200
         Accrued liabilities                                           41,400            22,100            96,200            35,800
                                                                  -----------       -----------       -----------       -----------
              Net cash used by operating activities:                 (563,000)         (176,700)       (1,354,000)          (14,500)
                                                                  -----------       -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and
       leasehold improvements                                         (88,400)         (430,400)         (166,100)       (1,661,200)
     Other assets                                                        --                (100)             --              13,900
                                                                  -----------       -----------       -----------       -----------
              Net cash used by investing activities:                  (88,400)         (430,500)         (166,100)       (1,647,300)
                                                                  -----------       -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from short-term borrowing                              --             237,600              --             799,000
     Principal payments on long-term debt                              (5,900)             --              (5,900)             --
     Borrowings on long-term debt                                     677,400              --             983,100              --
     Payments on obligation under capital lease                       (41,500)          (15,000)          (82,800)          (51,200)
     Refundable deposit                                                  --             500,000              --             500,000
     Accrued construction costs                                          --            (254,300)             --              50,100
     Proceeds from sale of common stock                                  --              28,300              --             164,300
     Deferred stock offering costs                                       --             135,700              --              37,700
     Deferred private placement costs                                    --             (64,600)             --             (81,800)
                                                                  -----------       -----------       -----------       -----------
Net cash provided by financing activities:                            630,000           567,700           894,400         1,418,100
                                                                  -----------       -----------       -----------       -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                 (21,400)          (39,500)         (625,700)         (243,700)
CASH AND CASH EQUIVALENTS, beginning of period                        102,000           290,500           706,300           494,700
                                                                  -----------       -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                          $    80,600       $   251,000       $    80,600       $   251,000
                                                                  ===========       ===========       ===========       ===========
     Supplemental cash flow information
        includes the following:
        Cash paid during the period for:
           Interest                                               $   129,700       $   114,600       $   251,600       $   247,800
                                                                  -----------       -----------       -----------       -----------
           Taxes                                                  $      --         $      --         $     2,500       $       800
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

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Note 2 -- Short-Term Borrowing

The Company has available a $600,000 term line of credit with variable interest at the bank's index rate plus 1.5%, maturing July 31, 1998. The note is secured by the Company's accounts receivable and inventory.

Note 3 -- Long Term Debt

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

The Company's largest shareholder, United Breweries of America, Inc. ("UBA"), has agreed in principle, to provide the Company with a credit facility of up to $2,000,000. This arrangement has not yet been formalized. The advances are to be secured by real property located in Saratoga Springs, New York. The advances will bear interest at the prime rate, plus 1.5%, and is due 18 months from the date of the note, or in September 1999. As of June 30, 1998, UBA has advanced $961,900 under the credit facility.

The Company has a note payable outstanding to an individual in the amount of $93,700, with interest accruing at 9%, due December 31, 1998, secured by real property and subordinated to bank debt.

Note 4 -- Income Taxes

As of June 30, 1998, the Company had available net operating loss carryovers of approximately $2,908,000 and $1,982,000 of federal and California net operating losses, respectively. The federal and California operating losses expire through 2013 and 2003, respectively. The benefit from these loss carryforwards has been recorded, resulting in a deferred tax asset. A valuation allowance is not provided since the Company believes it is more likely than not that the loss carryforwards will be fully utilized.

Item 2.  Management's Discussion and Analysis.

The following discussion and analysis should be read in conjunction with the financial statements and the Notes thereto included as Item 1 of this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

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

Overview

The second quarter was highlighted by the Ten Springs Brewing Co. located in Saratoga Springs, New York being placed in operation, and the launching of the Red Tail Ale brand out of that facility. Other Brands namely, White Face Pale Ale, Fat Bear Stout and Saratoga Classic Pilsner were also launched out of the Saratoga Springs facility. The facility located in Ukiah, California, commenced production of the newly acquired Carmel Brands, namely Carmel Amber and Carmel Wheat.

The increase in net sales results for the six-month period were achieved primarily due to increased marketing efforts. Sales (measured in barrels) increased from 8,923 bbl. in the first six months of 1997 to 15,210 bbl. during the first six months of 1998 representing an increase of 70% over the corresponding period of last year. Of the total sales of 15,210 bbl., the sales out of the Ukiah facility amounted to 12,222 bbl. and the sales out of the Saratoga Springs facility was 2,988 bbl. The high costs associated with the new brewery at Ukiah, the fixed costs of the Ten Springs Brewery, and the interest expenses contributed to a net loss of $ 866,300 for the first six months of 1998. Loss from operations increased to 40.71% of net sales for the first six months of 1998, as compared to the 13.17% loss from operations for the corresponding period of 1997.

UBA has agreed in principle to provide the Company with a credit facility of up to $2,000,000 for working capital purposes. Advances will be secured by a lien against the Ten Springs Brewery, and will bear interest at prime plus 1.5% and will be due and payable 18 months after the date of the advance. UBA has advanced $961,900 to the Company under such credit facility as of August 1, 1998. Failure of UBA to fund this credit facility could have a material adverse effect on the Company's business, financial condition and results of operation.

Results of Operations

Six Months Ending June 30, 1998 Compared to Six Months Ending June 30, 1997. The following discussion sets forth information for the six-month periods ending June 30, 1998 and 1997. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Operations, as set forth above under "Financial Statements," for the periods indicated:

                                            -----------------------------------
                                                    Six Months Ended
                                                        June 30
                                            -----------------------------------
                                              1998                   1997
            Statements of Income Data:
       Sales                                   105.98%                 105.42%
       Excise taxes                              5.98                    5.42
                                               ------                  ------
       Net Sales                               100.00                  100.00
       Costs of Sales                           83.29                   60.81
                                               ------                  ------
       Gross Profit                             16.71                   39.19
       Retail Operating Expense                  8.20                   15.15
       Marketing Expense                        17.25                   19.54
       General and Administrative Expenses      31.97                   17.67
                                               ------                  ------
       Total Operating Expenses                 57.42                   52.36
                                               ------                  ------
       Loss from Operations                    (40.71)                 (13.17)
       Other Income (expense)                   (0.08)                  (5.96)
       Interest income (expense)                (8.90)                  (1.35)
                                               ------                  ------
       Loss before income taxes                (49.69)                 (20.48)
       Benefit from income taxes                19.09                    5.12
                                               ------                  ------
       Net Loss                                (30.60)                 (15.36)
                                               ======                  ======

                                             ----------------------------------
                                                     Six Months Ended
                                                          June 30
                                             ----------------------------------
                                                 1998                   1997
       Balance Sheet Data:
       Cash and Cash Equivalents                 $80,600              $251,000
       Working Capital                         (249,700)           (5,456,000)
       Property and Equipment                 15,477,800            10,985,100
       Deposits and Other Assets               (801,100)               115,800
       Total Assets                           18,538,200            12,325,500
       Long-term Debt                          5,237,200             1,665,200
       Total Liabilities                       7,746,200             8,364,000
       Shareholder's equity                   10,792,000             3,961,600

Net Sales. Net sales for the first six months of 1998 were $2,830,900 compared to $2,205,100 for the first six months of 1997, representing an increase of 28.40%. The sales volume increased to 15,210 barrels during the first six months of 1998 from 8,923 barrels during the first six months of 1997, representing an increase of 70%. Of the total sales of 15,210 bbl., the sales out of the Ukiah facility amounted to 12,222 bbl. and the sales measured in barrels from the Saratoga Springs facility was 2,988 bbl. Management attributes the growth in sales from the Ukiah facility to new marketing strategies including new point of sale materials. The growth in sales out of the Saratoga Springs facility is due primarily to contract brewing arrangements and the launch of new brands on the East Coast. The increase in overall net sales during the first six months of 1998 was achieved solely by higher wholesale shipments during the six-month period. The wholesale beer sales registered an increase of $753,900 during the first six months of 1998 when compared to the corresponding period of 1997. In view of the management's focus on wholesale beer sales, retail sales for the first six months of 1998 decreased by $128,500 when compared to that of the corresponding period of 1997.

Cost of Goods Sold. Cost of goods sold as a percentage of net sales during the six-month period was 83.29% when compared to 60.81% for the corresponding period of 1997, representing an increase of 22.48%. During the six-month period, labor costs increased by $153,500, depreciation increased by $215,500, utilities increased by $93,900, insurance increased by $51,000, rentals increased by $54,000, property taxes increased by $70,600, waste water treatment costs increased by $18,500, and contract service charges increased by $24,700. Management attributes the increase to higher fixed and production costs and to the under utilization of the brewing facilities in Ukiah, California, and Saratoga Springs, New York.

Gross Profit. As a result of the high cost of sales as explained above, the gross profit for the first six months of 1998 decreased to $473,100 from $864,300 for the same period in 1997, representing a decrease of 45.26%. As a percentage of net sales, the gross profit during the first six months of 1998 decreased to 16.71% from 39.19% for the corresponding period of 1997.

Operating Expenses. Operating expenses for the first six months of 1998 were $1,625,800 as compared to $1,154,600 for the first six months of 1997, representing an increase of 40.81%.

Operating  expenses  consist  of  retail  operating   expenses,   marketing  and
distribution expenses and general and administrative expenses.

Retail operating expenses for the first six months of 1998 were $232,400, representing a decrease of $101,700 or 30.43% from the same period in 1997. As a percentage of net sales retail operating expenses decreased to 8.20% as compared to 15.15% for the same period in 1997. The decrease in retail operating expenses reflects a decrease in labor costs of $48,300, marketing and advertising costs of $38,900, supplies of $14,200, and a decrease in net or other expenses of $300. The decrease in operating expenses is attributable to cost cutting and better management of the Hopland Brewery.

Marketing and Distribution expenses for the first six months of 1998 were $488,400, representing an increase of $57,500 from the same period in 1997. As a percentage of net sales, marketing and distribution expenses accounted for 17.25% when compared to 19.54% during the first six months of 1997. The increase in marketing and distribution expenses comprised of an increase in marketing labor costs by $120,200, travel and entertainment increased by $29,200, cost of POS materials and sales promotions increased by $31,500, offset by a decrease in freight costs by $48,600, decrease in label and package development costs by $32,100, decrease in warehouse rent by $15,000, decrease on account of non-recurrence of a $30,000 provision in connection with termination of a distributor and net of other expenses increased by $2,500.

General and Administrative expenses were $905,000 as compared to $389,600 for the first six months of 1997. As a percentage of net sales, the general and administrative expenses were 31.97% in the first six months of 1998 as compared to 17.67% in the corresponding period of 1997. As compared to the first six months of 1997, labor costs increased by $232,600, travel and entertainment by $93,700, legal and professional expenses by $109,800, auto expenses by $19,400, rent by $8,400, supplies by $11,050, telephone expenses by $13,600, depreciation by $16,200 and net of other expenses by $10,700. The increase is attributable to more employees and an additional brewery located in Saratoga Springs, New York.

Other Income (Expense). The other expense for the first six months of 1998 was $253,800 as compared to that of $161,100 during the first six months of 1997. The increase of $92,700 is mainly attributable to an increase in interest expense to the extent of $226,123, offset by non-recurrence of write off of deferred offering costs to the extent of $141,006.

Benefit from Income Taxes. The benefit from income taxes for the first six months of 1998 was $540,500 as compared to $112,800 for the corresponding period in 1997. The benefit from income taxes is due to the expected future benefit of carrying forward of net operating losses.

Net Loss. Net loss for the first six months of 1998 was $866,300, as compared to net loss of $338,700 during the first six months of 1997. As a percentage of net sales, net loss for the first six months of 1998 increased to 30.60%, as compared to 15.36% for the first six months of 1997.

Segment Information

The Company's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 89% of the Company's first six months 1998 gross sales. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 11% of the Company's gross sales for the first six months of 1998.

With expanded wholesale beer production in both Ukiah and Saratoga Springs, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.


The  Company's   business   segments  are  brewing   operations   and  a  retail
establishment known as Hopland Brewery. A summary of each segment is as follows:

                                                               Six Months Ended June 30, 1998
                                         ----------------------------------------------------------------------------
                                              Brewing        Hopland Brewery     Corporate and
                                            Operations                               Other               Total
                                         ----------------------------------------------------------------------------
Sales                                        2,674,300            326,000                 --           3,000,300
Operating profit (loss)                     (1,098,200)           (54,500)                --          (1,152,700)
Identifiable assets                         16,005,200             94,500            2,438,500        18,538,200
Depreciation and amortization                  304,200              3,600               24,400           332,200
Capital Expenditures                           134,800               --                 31,300           166,100

                                                               Six Months Ended June 30, 1997
                                         ----------------------------------------------------------------------------
                                              Brewing        Hopland Brewery     Corporate and
                                            Operations                               Other               Total
                                         ----------------------------------------------------------------------------
Sales                                        1,870,300            454,200                 --           2,324,500
Operating profit (loss)                       (271,000)           (19,300)                --            (290,300)
Identifiable assets                         11,048,700            101,200            1,175,600        12,325,500
Depreciation and amortization                  102,800              3,400                4,500           110,700
Capital Expenditures                         1,782,800               --                 22,200         1,805,000


Seasonality

Beer consumption nationwide has historically increased by approximately 20% during the summer months as compared to other months of the year. It is not clear to what extent seasonality will affect the Company as it expands its capacity and its geographic markets.

Capital Demands

The Company has yet to complete the build-out of its administrative space and the exterior landscaping of the Ukiah facility. The Ukiah brewery is presently operating under a temporary certificate of occupancy from the City of Ukiah. Completion of construction is a condition to the issuance of a final certificate of occupancy. Failure to complete construction and obtain a final certificate of occupancy could have a material adverse effect on the Company's business, financial condition and results of operation.

The Ukiah and Saratoga Springs breweries have placed demands upon the Company's assets, liabilities, commitments for capital expenditures and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition and results of operations.

Liquidity and Capital Resources

Long Term Debt. The Company has obtained a $2,700,000 term loan from the Savings Bank of Mendocino County. The loan is payable in monthly installments of $24,400, including interest at the Treasury Constant Maturity Index plus 4.17%, currently 9.86%, maturing December 2012 with a balloon payment in the amount of $1,940,000, secured by substantially all of the assets of the Company (other than the Ten Springs Brewery), including without limitation, a first priority deed of trust on the Ukiah land and improvements.

Shareholder Commitment. The Company's largest shareholder, UBA, has agreed in principle to provide the Company with a credit facility of up to $2,000,000, to be funded in installments of up to $300,000 each. The advances are to be secured by a first priority deed of trust on the Ten Springs Brewery. The advances will bear interest at prime plus 1.5% and are due and payable 18 months after the date of the advance. It is anticipated that the advances will have a conversion feature into unregistered shares of the Company's common stock. The final structure of the conversion feature is currently being studied by management to ensure a final structure that will be the most advantageous to the Company. The arrangement was approved by a committee consisting of director Michael Laybourn (the President of the Company) and independent directors Kent Price and Sury Rao Palamond on February 19, 1998. UBA has advanced a total of $961,900 as of August 1, 1998.

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

Seller Financing of Ukiah Real Estate. The seller of the Ukiah land holds a promissory note, secured by a third priority deed of trust on the Ukiah property, with a remaining principal balance as of June 30, 1998 of $93,700 at 9% annual interest due on December 31, 1998 pursuant to a verbal agreement with the spokesman for the lending group.

Revolving Credit Facility. WestAmerica Bank of Santa Rosa, California has provided the Company with a $600,000 maximum revolving line of credit with an advance rate of 80% of the qualified accounts receivable and 25% of the inventory at an interest rate of the bank's index rate plus 1.5% payable monthly, maturing July 31, 1998. To the extent that the loan is not extended or refinanced, the Company will be required to repay the loan. Failure to find a lender to refinance the loan could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company's ratio of current assets to current liabilities on June 30, 1998, was .90 to 1.0 and its ratio of assets to liabilities was 2.39 to 1.0.

Impact of Expansion on Cash Flow.

The Company must make timely payment of its debt and lease commitments to continue its operations. Increased unused capacity at the Ukiah facility and the Saratoga Springs facility has placed additional demands on the Company's working capital. Working capital for day to day business operations had historically been provided primarily through operations. Beginning approximately with the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. UBA has agreed to provide a loan of up to $2,000,000 for working capital purposes. In addition, UBA has agreed to provide funding for the working capital requirements of the Ten Springs Brewery in an amount not to exceed $1,000,000 until October 24, 1999, or until the brewery's operations are profitable, whichever comes first.

                                     PART II

Item 5.  Other Information.

As of July 30, 1998, the Company has completed the acquisition of all brand-related assets of Carmel Brewing Company, Inc., a California corporation ("Carmel Brewing"), in exchange for unregistered shares of the Company's common stock. The Company has commenced brewing and distributing Carmel Brewing brand beers.

Item 6.  Exhibits and Reports on Form 8-K.

   Exhibit
   Number             Description of Document
   ------             -----------------------
     3.1       (A)    Articles of Incorporation, as amended, of the Company.
     3.2       (B)    Bylaws of the Company
     4.1              Articles 5 and 6 of the Articles of Incorporation, as amended, of the Company (Reference is made to
                      Exhibit 3.1).
     4.2              Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2).
    10.1       (A)    Mendocino Brewing Company Profit Sharing Plan.
    10.2       (A)    1994 Stock Option Plan (previously filed as Exhibit 99.6).
    10.3       (M)    Employment Agreement with H. Michael Laybourn.
    10.4       (A)    Wholesale Distribution Agreement between the Company and Bay Area Distributing.

   Exhibit
   Number             Description of Document
   ------             -----------------------
    10.5       (A)    Wholesale Distribution Agreement between the Company and Golden Gate Distributing.
    10.6       (A)    Sales Contract between the Company and John I. Hass, Inc.
    10.7       (F)    Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
    10.8       (A)    Lease Agreement between the Company and Kohn Properties.
    10.9       (C)    Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
    10.10      (D)    Installment Note between Ukiah Redevelopment Agency and Langley et al. (previously filed as
                      Exhibit 19.5).
    10.11      (F)    Promissory Note for $76,230 in favor of Langley et al.
    10.12      (G)    Agreement to modify note and deed of trust dated June 6, 1995 with Langley, et al.
    10.13      (G)    Agreement to modify note dated June 6, 1995 with Langley, et al.
    10.14      (G)    Amendment to installment note payable to Langley, et al.
    10.15      (N)    Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
    10.16      (M)    Agreement between United Breweries of America, Inc. and Releta Brewing Company LLC regarding payment of certain liens.
    10.17      (K)+   Keg Management Agreement with MicroStar Keg Management LLC.
    10.18      (E)    Agreement to Implement Condition of Approval No. 37 of the Site Development  Permit 95-19
                      with the City of Ukiah, California (previously filed as Exhibit 19.6).
    10.19      (G)    Manufacturing Business Expansion and Relocation Agreement with the City of Ukiah.
    10.20      (G)    Manufacturing Business Expansion and Relocation Agreement with the Ukiah Redevelopment Agency.
    10.21      (O)    $2,700,000 Note in favor of the Savings Bank of Mendocino County.
    10.22      (O)    Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
    10.23      (O)    Business Loan Agreement with WestAmerica Bank.
    10.24      (O)    $600,000 Note in favor of the WestAmerica Bank.
    10.25      (J)    Equipment Lease with FINOVA Capital Corporation.
    10.26      (J)    Tri-Election Rider to Equipment Lease with FINOVA Capital Corporation.
    10.27      (J)    Master Lease Schedule with FINOVA Capital Corporation.
    10.28      (L)    Investment Agreement with United Breweries of America, Inc.
    10.29      (L)    Shareholders'  Agreement  Among the  Company,  United Breweries of America, Inc., H. Michael Laybourn,
                      Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
    10.30      (L)    Registration  Rights  Agreement  Among  the  Company, United  Breweries of America, Inc., H. Michael Laybourn,
                      Norman  Franks,  Michael  Lovett,  John  Scahill,  and Don Barkley.
    10.31             Indemnification Agreement with Vijay Mallya.
    10.32             Indemnification Agreement with Michael Laybourn.
    10.33             Indemnification Agreement with Jerome Merchant.
    10.34             Indemnification Agreement with Yashpal Singh.
    10.35             Indemnification Agreement with P.A. Murali.
    10.36             Indemnification Agreement with Robert Neame.
    10.37             Indemnification Agreement with Sury Rao Palamand.
    10.38             Indemnification Agreement with Kent Price.
    27                Financial Data Schedule.


--------------------
               (A) Incorporated by reference from the Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.
               (B) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1994, previously filed with the Commission.
               (C) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended March 31, 1995, previously filed with the Commission.
               (D) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1995, previously filed with the Commission.
               (E) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended September 30, 1995, previously filed with the Commission.
               (F) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1995, previously filed with the Commission.
               (G) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1996, previously filed with the Commission.
               (H) Incorporated by reference from the Company's Report on Form 10-QSB/A No. 1 for the quarterly period ended June 30, 1996, previously filed with the Commission.
               (J) Incorporated by reference from the Company's Registration Statement dated February 6, 1997, as amended, previously filed with the Commission, Registration No. 33-15673.
               (K) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1996, previously filed with the Commission.
               (L) Incorporated by reference from the Schedule 13D filed with the Commission on November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.
               (M) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended September 30, 1997.
               (N) Incorporated by reference from the Company's Report on Form 10-QSB/A No. 1 for the quarterly period ended September 30, 1997.
               (O) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1997, previously filed with the Commission.
               + Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.


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

                                             REGISTRANT:

                                             MENDOCINO BREWING COMPANY, INC.,
                                             a California corporation


Dated:  August 14, 1998                      By:    /s/ H. Michael Laybourn
                                                ---------------------------
                                                    H. Michael Laybourn
                                                    President



Dated:  August 14, 1998                      By:    /s/ Jerome G. Merchant
                                                --------------------------
                                                    Jerome G. Merchant
                                                    Chief Financial Officer

                                  EXHIBIT INDEX



   Exhibit
   Number
   ------
    10.31             Indemnification Agreement with Vijay Mallya.
    10.32             Indemnification Agreement with Michael Laybourn.
    10.33             Indemnification Agreement with Jerome Merchant.
    10.34             Indemnification Agreement with Yashpal Singh.
    10.35             Indemnification Agreement with P.A. Murali.
    10.36             Indemnification Agreement with Robert Neame.
    10.37             Indemnification Agreement with Sury Rao Palamand.
    10.38             Indemnification Agreement with Kent Price.
    27                Financial Data Schedule.