Form 10QSB
period 1998-09-30
MENDOCINO BREWING CO INC
filed 1998-11-13
CIK 919134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                 For the transition period from  _____________ to  _____________

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

The number of shares of the issuer's common stock outstanding as of September 30, 1998 is 4,497,059.

                                                               PART I

Item 1.  Financial Statements.

                                           MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEET
                                                         September 30, 1998
                                                             (Unaudited)

                                                               ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                                         $    190,700
     Accounts receivable                                                                                                    849,800
     Inventories                                                                                                            966,200
     Prepaid expenses                                                                                                       129,500
     Deferred income taxes                                                                                                  400,000
                                                                                                                       ------------
                            Total Current Assets:                                                                         2,536,200
                                                                                                                       ------------
PROPERTY AND EQUIPMENT                                                                                                   15,514,600
                                                                                                                       ------------
OTHER ASSETS
     Goodwill                                                                                                                63,400
     Prepaid points and other assets                                                                                        114,800
     Deferred Income taxes                                                                                                  944,100
                                                                                                                       ------------
                          Total Other Assets:                                                                             1,122,300
                                                                                                                       ------------
                           Total Assets:                                                                               $ 19,173,100
                                                                                                                       ============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                                                     1,060,400
     Accrued wages and related expense                                                                                      221,100
     Other accruals                                                                                                         270,500
     Current maturities of obligations under capital lease                                                                  177,400
     Current maturities of obligations under long-term debt                                                                  25,700
                                                                                                                       ------------
                           Total Current Liabilities:                                                                     1,755,100
LONG TERM DEBT, less current maturities                                                                                   5,189,500
LONG TERM DEBT, capital leases - less current maturities                                                                  1,621,300
                                                                                                                       ------------
                           Total Liabilities:                                                                             8,565,900
                                                                                                                       ------------
STOCKHOLDERS' EQUITY
     Common stock, no par value: 20,000,000 shares authorized, 4,497,059 shares issued and
        outstanding                                                                                                      12,413,000
     Preferred stock, Series A, no par value, with aggregate liquidation preference of
        $227,600: 227,600 shares authorized, issued and outstanding                                                         227,600
     Retained earnings                                                                                                   (2,033,400)
                                                                                                                       ------------
                           Total Stockholders' Equity                                                                    10,607,200
                                                                                                                       ------------
                           Total Liabilities and Stockholders' Equity:                                                 $ 19,173,100
                                                                                                                       ============

                             The accompanying notes are an integral part of these financial statements.

                                           MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)

                                                               --------------------------------------------------------------------
                                                                    THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                        September 30,                        September 30,
                                                               --------------------------------------------------------------------
                                                                  1998               1997               1998                1997
                                                               -----------        -----------        -----------        -----------
SALES                                                          $ 2,360,000        $ 1,467,700        $ 5,360,300        $ 3,792,200
LESS EXCISE TAXES                                                  134,500             79,300            303,900            198,700
                                                               -----------        -----------        -----------        -----------
NET SALES                                                        2,225,500          1,388,400          5,056,400          3,593,500
COST OF GOODS SOLD                                               1,465,700            899,700          3,823,500          2,240,600
                                                               -----------        -----------        -----------        -----------
GROSS PROFIT                                                       759,800            488,700          1,232,900          1,352,900
                                                               -----------        -----------        -----------        -----------
OPERATING EXPENSES
     Retail operating                                              141,100            196,600            373,500            531,200
     Marketing                                                     422,600            184,200            911,100            615,000
     General and administrative                                    480,900            216,800          1,385,900            606,000
                                                               -----------        -----------        -----------        -----------
                                                                 1,044,600            597,600          2,670,500          1,752,200
                                                               -----------        -----------        -----------        -----------
LOSS FROM OPERATIONS                                              (284,800)          (108,900)        (1,437,600)          (399,300)
                                                               -----------        -----------        -----------        -----------
OTHER INCOME (EXPENSE)
     Interest income                                                   100              1,300              1,900              4,400
     Other income (expense)                                         16,700              7,100             12,500             12,800
     Write off of deferred offering costs                             --                 --                 --             (141,000)
     Interest expense                                             (153,300)           (44,000)          (404,900)           (73,600)
                                                               -----------        -----------        -----------        -----------
                                                                  (136,500)           (35,600)          (390,500)          (197,400)
                                                               -----------        -----------        -----------        -----------
LOSS BEFORE INCOME TAXES                                          (421,300)          (144,500)        (1,828,100)          (596,700)
Provision For Income Taxes                                         190,700            131,000            731,200            244,600
                                                               -----------        -----------        -----------        -----------
NET LOSS                                                       $  (230,600)       $   (13,500)       $(1,096,900)       $  (352,100)
                                                               ===========        ===========        ===========        ===========
LOSS PER SHARE                                                 $     (0.05)       $     (0.01)       $     (0.24)       $     (0.15)
                                                               ===========        ===========        ===========        ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       4,497,059          2,341,548          4,497,059          2,335,106
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

                                           MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                           --------------------------------------------------------
                                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                September 30,                 September 30,
                                                                           --------------------------------------------------------
                                                                               1998          1997           1998           1997
                                                                           -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                              $  (230,600)   $   (13,500)   $(1,096,900)   $  (352,200)
     Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
         Depreciation and amortization                                         183,100        126,900        515,300        237,600
         Deferred income taxes                                                (190,700)      (111,600)      (731,200)      (135,200)
     Changes in:
         Accounts receivable                                                  (161,400)       (23,200)      (520,100)      (123,600)
         Inventories                                                          (276,700)      (126,300)      (422,100)       (48,800)
         Prepaid expenses and taxes                                            162,300            600        (96,700)        (8,500)
         Refundable income tax                                                 106,300        (19,400)       106,300       (109,400)
         Accounts payable                                                         --          (97,800)       332,100        206,400
         Accrued wages and related expenses                                     (4,000)        11,200         51,400         30,400
         Accrued liabilities                                                  (154,200)       384,200        (58,000)       420,000
                                                                           -----------    -----------    -----------    -----------
      Net cash provided (used) by operating activities:                       (565,900)       131,100     (1,919,900)       116,700
                                                                           -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold                           (33,400)      (264,600)      (199,500)    (1,925,900)
       improvements
     Purchase of goodwill                                                      (17,600)          --          (17,600)        14,000
                                                                           -----------    -----------    -----------    -----------
                 Net cash used by investing activities:                        (51,000)      (264,600)      (217,100)    (1,911,900)
                                                                           -----------    -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from short-term borrowing                                   (600,000)        (1,300)      (600,000)       797,700
     Principal payments on long-term debt                                      (12,400)          --          (18,300)          --
     Borrowings on long-term debt                                            1,462,200           --        2,445,300           --
     Proceeds from obligation under capital lease                                 --             --             --             --
     Payments on obligation under long-term lease                              (56,900)       (38,700)      (139,700)       (89,900)
     Refundable deposit                                                           --          464,000           --          964,000
     Accrued construction costs                                                   (500)        25,900           (500)        76,000
     Proceeds from sale of common stock                                           --             --             --          164,200
     Deferred stock offering costs                                                --             --             --           37,700
     Deferred private placement costs                                          (65,400)      (415,000)       (65,400)      (496,800)
                                                                           -----------    -----------    -----------    -----------
             Net cash provided by financing activities:                        727,000         34,900      1,621,400      1,452,900
                                                                           -----------    -----------    -----------    -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                          110,100        (98,600)      (515,600)      (342,300)
CASH AND CASH EQUIVALENTS, beginning of period                                  80,600        251,000        706,300        494,700
                                                                           -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                   $   190,700    $   152,400    $   190,700    $   152,400
                                                                           ===========    ===========    ===========    ===========
     Supplemental cash flow information includes the following:
        Cash paid during the period for:
         Interest                                                          $   129,700    $   154,400    $   404,900    $   402,300
                                                                           -----------    -----------    -----------    -----------

Non-cash investing and financing activities for the nine month period ending September 30, 1998, consisted of acquiring fixed assets of $185,500 through capital leases and stock issued for goodwill of $45,800.

                             The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

The Company's largest shareholder, United Breweries of America, Inc. ("UBA"), has agreed to provide the Company with a credit facility of up to $2,000,000. Each advance will bear interest at the prime rate of Bank of America of San Francisco, plus 1.5%, and is due 18 months from the date of such advance. As of September 30, 1998, UBA has advanced $1,014,000 under the credit facility. The entire principal balance, together with all unpaid interest, is convertible into common stock of the Company on or before the maturity date at a rate of one share of common stock for each $1.50 principal and unpaid interest.

The CIT Group/Credit Finance, Inc., has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of prime rate of Chase Manhattan Bank in New York plus 2.25% payable monthly, maturing September 23, 2000. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company subject to a lien in favor of Finova Capital Corporation, as well as by a second deed of trust on the property of the Company in Mendocino County, California. $1,483,968 of the line of credit was advanced to the Company as an initial term loan, which is repayable in immediately available funds in sixty consecutive monthly installments, each in the amount of $24,733, commencing on March 24, 1999. $600,000 of the initial term loan was used to repay all amounts outstanding on the loan from WestAmerica Bank.

Note 4 -- Income Taxes

As of September 30, 1998, the Company had available net operating loss carryovers of approximately $3,329,300 and $2,192,700 of federal and California net operating losses, respectively. The benefit from these loss carryforwards has been recorded, resulting in a deferred tax asset. A valuation allowance is not provided since the Company believes it is more likely than not that the loss carryforwards will be fully utilized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

The third quarter of 1998 was highlighted by a substantial increase in sales volume both out of the facility located in Ukiah, California, and the facility located in Saratoga Springs, New York.

The increase in net sales during the nine-month period ending September 30, 1998, was achieved in significant part through increased and improved marketing efforts.

Sales (measured in barrels) during the first nine months of 1998 increased to 27,475 barrels from 15,411 barrels in the first nine months of 1997. This represents an increase of 78% over the first nine months of 1997. Of the total sales of 27,475 barrels, the sales out of the Ukiah facility amounted to 21,774 barrels and the sales out of the Saratoga Springs facility amounted to 5,701 barrels.

As against sales of 15,210 barrels during the first six months of 1998, the volume achieved during the third quarter ending September 1998 was 12,265 barrels. The high costs associated with the new brewery located at Ukiah, the fixed costs of the Ten Springs brewery, and the interest expenses contributed to a net loss of $1,096,900 for the first nine months of 1998. Loss from operations increased to 28.44% of net sales for the first nine months of 1998, as compared to the 11.11% loss from operations for the corresponding period of 1997.

UBA, the Company's largest shareholder, has agreed to provide the Company with a credit facility of up to $2,000,000 for working capital purposes. Each advance will bear interest at prime rate of Bank of America of San Francisco plus 1.5% and is due and payable 18 months after the date of such advance. UBA has advanced $1,014,000 to the Company under such credit facility as of September 30, 1998. The entire principal balance, together with all unpaid interest, is convertible into common stock of the Company on or after the maturity date at a rate of one share of common stock for each $1.50 principal and unpaid interest. Failure of UBA to fund this credit facility could have a material adverse effect on the Company's business, financial condition and results of operation.

The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2000. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company subject to a lien in favor of Finova Capital Corporation, as well as by a second deed of trust on the property of the Company in Mendocino County, California. $1,483,968 of the line of credit was advanced to the Company as an initial term loan, which is repayable in immediately available funds in sixty consecutive monthly installments, each in the amount of $24,733, commencing on March 24, 1999. $600,000 of the initial term loan was used to repay all amounts outstanding on the loan from WestAmerica Bank. To the extent that the loan is not extended or refinanced at the end of the term of the loan, the Company will be required to repay the loan. Failure of the Company to repay the loan or to find a lender to refinance the loan could have a material adverse effect on the Company's business, financial condition and results of operations.

Results of Operations

Nine Months Ending September 30, 1998 Compared to Nine Months Ending September 30, 1997. The following discussion sets forth information for the nine-month periods ending September 30, 1998 and 1997. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Income, as set forth above under "Financial Statements," for the periods indicated:

                                                     --------------------------
                                                          Nine Months Ended
                                                             September 30
                                                     --------------------------
                                                      1998                1997
      Statements of Income Data:
Sales                                                106.01%             105.53%
Excise taxes                                           6.01                5.53
                                                     ------              ------
Net Sales                                            100.00              100.00
Costs of Sales                                        75.62               62.35
                                                     ------              ------
Gross Profit                                          24.38               37.65
Retail Operating Expense                               7.39               14.78
Marketing Expense                                     18.02               17.12
General and Administrative Expenses                   27.41               16.86
                                                     ------              ------
Total Operating Expenses                              52.82               48.76
                                                     ------              ------
Loss from Operations                                 (28.44)             (11.11)
Other Income (expense)                                 0.29               (3.45)
Interest income (expense)                             (8.00)              (2.05)
                                                     ------              ------
Loss before income taxes                             (36.15)             (16.61)
Benefit from income taxes                             14.46                6.81
                                                     ------              ------
Net Loss                                             (21.69)              (9.80)
                                                     ======              ======


                                               -------------------------------
                                                        At September 30
                                               -------------------------------
                                                   1998                1997
Balance Sheet Data:
Cash and Cash Equivalents                      $    190,700       $    152,400
Working Capital                                     781,100         (6,176,500)
Property and Equipment                           15,514,600         11,128,600
Deposits and Other Assets                           178,200                100
Total Assets                                     19,173,100         13,059,500
Long-term Debt                                    6,810,800          1,622,600
Total Liabilities                                 8,565,900          9,111,400
Shareholder's equity                             10,607,200          3,948,100

Net Sales. Net sales for the first nine months of 1998 were $5,056,400 compared to $3,593,500 for the first nine months of 1997, representing an increase of 40.71%. The sales volume increased to 27,475 barrels during the first nine months of 1998 from 15,411 barrels during the first nine months of 1997, representing an increase of 78.28%. Of the total sales of 27,475 barrels, the sales out of the Ukiah facility amounted to 21,774 barrels and the sales measured in barrels from the Saratoga Springs facility was 5,701 barrels. Management attributes the growth in sales at the Ukiah facility to new marketing strategies including new point of sale materials.

The growth in sales at the Saratoga Springs facility is due primarily to contract brewing arrangements and the launch of new brands on the East Coast. The increase in overall net sales during the first nine months of 1998 was achieved solely by higher wholesale shipments during the nine month period. The wholesale beer sales registered an increase of 1,720,900 during the first nine months of 1998 when compared to the corresponding period of 1997. In view of Management's focus on wholesale beer sales, retail sales for the first nine months of 1998 decreased by 152,700 when compared to that of the corresponding period of 1997.

Cost of Goods Sold. Cost of goods sold as a percentage of net sales during the nine month period was 75.62% when compared to 62.35% for the corresponding period of 1997 representing an increase of 13.27%. During the nine month period, depreciation increased by $277,700, labor costs increased by $161,000, utilities increased by $126,600, insurance increased by $92,300, rentals increased by $83,300, property taxes increased by $102,700. Management attributed the increase to higher fixed and production costs and to the under utilization of brewing facilities in Ukiah, California and Saratoga Springs, New York.

Gross Profit. As a result of the high cost of sales as explained above, the gross profit for the first nine months of 1998 decreased to $1,232,900 from $1,352,900 for the same period in 1997, representing a decrease of 8.86%. As a percentage of net sales, the gross profit during the first nine months of 1998 decreased to 24.38% from 37.65% for the corresponding period of 1997.

Operating Expenses. Operating expenses for the first nine months of 1998 were $2,670,500 as compared to $1,752,200 for the first nine months of 1998, representing an increase of 52.40%. Operating expenses consists of retail operating expenses, marketing and distribution expenses and general and administrative expenses.

Retail operating expenses for the first nine months of 1998 were $373,500 as compared to $531,200 for the corresponding period of 1997, representing a decrease of 29.68%. As a percentage of net sales retail operating expenses decreased to 7.39% as compared to 14.78% for the same period in 1997. The decrease in retail operating expenses reflects a decrease in labor costs of $74,400, marketing and advertising costs of $57,800, supplies of $25,800 and a net increase in other expenses of $300. The decrease in operating expenses is attributable to cost cutting and better management of the Hopland pub and merchandise store.

Marketing and Distribution expenses for the first nine months of 1998 were $911,100 as compared to $615,000 for the same period in 1997. As a percentage of net sales, marketing and distribution accounted for 18.02% when compared to 17.12% during the first six months of 1997. The increase in marketing and distribution expenses comprised of an increase in marketing labor costs by $261,900, travel and entertainment by $39,800, cost of point of sales materials and sales promotions increased by $115,300, 15th year anniversary celebration costs of $15,600, offset by a decrease in freight costs by $54,250, decrease in label and package development costs by $37,900, decrease in warehouse rent by $15,000, decrease due to a non-recurrence of a $30,000 provision in connection with the termination of a distributor and net of other expenses increased by $650.

General and Administrative expenses were $1,385,900 as compared to $606,000 for the first nine months of 1998. As a percentage of net sales, the general and administrative expenses were

27.41% in the first nine months of 1998 as compared to 16.86% in the corresponding period of 1997. In comparison with the corresponding period of last year, the first nine months of 1998 had an increase in labor costs by $381,100, travel and entertainment by $128,400, legal and professional services by $171,000, rent by $19,000, supplies by $16,000, telephone expenses by $24,200, depreciation by $35,200, and net of all other expenses by $5,000. The increase is attributable to more employees and additional breweries located at Ukiah and Saratoga Springs.

Other Income (Expense). The other expense for the first nine months of 1998 was $390,500 as compared to that of $197,400 for the corresponding period of 1997. The increase of $193,100 is mainly attributable to an increase in interest expense to the extent of $331,300 during the first nine months of 1998 when compared to the relevant period in 1997 offset by non-recurrence of a write off of deferred offering costs to the extent of $141,000 in 1997.

Benefit from Income Taxes. The benefit from income taxes for the first nine months of 1998 was $731,200 as compared to $244,600 for the corresponding period of 1997. The benefit from income taxes is due to the expected future benefit of carrying forward of net operating losses.

Net Loss. Net Loss for the first nine months of 1998 was $1,096,900 as compared to net loss of $352,100 during the first nine months of 1997. As a percentage of net sales, net loss for the first nine months of 1998 was 21.69% as compared to 9.80% for the corresponding period of 1997.

Segment Information

The Company's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 89.6% of the Company's total gross sales during the first nine months of 1998. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 10.4% of the Company's total gross sales during the first nine months of 1998.

With expanded wholesale beer production in both Ukiah and Saratoga Springs, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

The  Company's   business   segments  are  brewing   operations   and  a  retail
establishment known as Hopland Brewery. A summary of each segment is as follows:

                                                             Nine Months Ended September 30, 1998
                                          ----------------------------------------------------------------------------
                                               Brewing                             Corporate and
                                             Operations       Hopland Brewery          Other              Total
                                          ------------------ ------------------- ------------------ ------------------
Sales                                         4,805,100             555,200                 -           5,360,300
Operating profit (loss)                      (1,382,700)            (54,900)                -          (1,437,600)
Identifiable assets                          16,307,100              86,000           2,780,000        19,173,100
Depreciation and amortization                   459,900               4,600              50,800           515,300
Capital Expenditures                            278,800                 -               106,200           385,000




                                                             Nine Months Ended September 30, 1997
                                          ----------------------------------------------------------------------------
                                               Brewing                             Corporate and
                                             Operations       Hopland Brewery          Other              Total
                                          ------------------ ------------------- ------------------ ------------------
Sales                                         3,084,200             708,000                 -           3,792,200
Operating profit (loss)                        (375,900)            (23,400)                -            (399,300)
Identifiable assets                          10,505,200             100,400           2,453,900        13,059,500
Depreciation and amortization                   199,900               5,100               8,000           213,000
Capital Expenditures                          2,037,800                 -                31,900         2,069,700


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

Liquidity and Capital Resources

Long Term Debt. The Company has in place a $2,700,000 term loan from the Savings Bank of Mendocino County. The loan is payable in monthly installments of $24,400, including interest at the Treasury Constant Maturity Index plus 4.17%, currently 9.86%, maturing December 2012 with a balloon payment in the amount of $1,940,000, secured by some of the assets of the Company (other than the Ten Springs Brewery), including without limitation, a first priority deed of trust on the Ukiah land and improvements, fixtures and most of the equipment of the Company.

Shareholder Commitment. The Company's largest shareholder, UBA, agreed to provide the Company with a credit facility of up to $2,000,000. Each advance will bear interest at the prime rate plus 1.5% and are due and payable 18 months after the date of such advance. The advances will have a conversion feature into unregistered shares of the Company's common stock. The entire principal balance, together with all unpaid interest, is convertible into common stock of the Company, on or after the maturity date, at a rate of one share of common stock for each $1.50 principal and unpaid interest. UBA has advanced a total of $1,014,000 as of September 30, 1998.

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

Seller Financing of Ukiah Real Estate. The seller of the Ukiah land holds a promissory note, secured by a third priority deed of trust on the Ukiah property, with a remaining principal balance as of September 30, 1998 of $93,700 at 9% annual interest due on December 31, 1998 pursuant to a verbal agreement with the spokesman for the lending group.

Credit Facility. The CIT Group/Credit Finance, Inc., located in Chicago, Illinois has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2000. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company subject to a lien in favor of Finova Capital Corporation, as well as by a second deed of trust on the property of the Company in Mendocino County, California. $1,483,968 of the line of credit was advanced to the Company as an initial term loan, which is repayable in immediately available funds in sixty consecutive monthly installments, each in the amount of $24,733, commencing on March 24, 1999. $600,000 of the initial term loan was used to repay all amounts outstanding on the loan from WestAmerica Bank.

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

The Company's ratio of current assets to current liabilities on September 30, 1998, was 1.44 to 1.0 and its ratio of assets to liabilities was 2.24 to 1.0.

Year 2000 Readiness

Many currently-installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates. On January 1, 2000, many computer, and embedded systems, may recognize the year "00" as 1900 rather than 2000. Because many computer functions are date-sensitive, this error may cause systems to process data inaccurately or shut down if they do not recognize the date. If not corrected, this could result in a system failure or miscalculations causing disruptions of operations.

The Company is taking steps to ensure its operations will not be adversely impacted by potential year 2000 computer failures. The Company is assessing all systems for year 2000 impacts and costs of upgrading or replacing systems that are not year 2000 ready, and testing and monitoring systems for year 2000 readiness.

The Company does not expect the year 2000 project costs to have a material effect on its financial position or results of operations.

The Company believes that its most significant internal risk posed by the year 2000 problem is the possibility of a failure of equipment involved in its brewing processes. If the brewing processes equipment were to fail, the Company would have to implement manual processes, which may slow production levels that would affect the Company's sales volume. The programmable logic controller connected to the brewing equipment and the processes are not date sensitive. A testing of the brewing house facility computer operations indicated that all of the computer systems are year 2000 compliant; however, there can be no assurance that problems may not arise relevant to year 2000.

The third parties whose year 2000 problems could have the greatest effect on the Company are believed by the Company to be banks that maintain the Company's depository accounts, the company that processes the Company's payroll, and the Company's suppliers and distributors. The Company has not confirmed the state of year 2000 readiness of these parties.

The Company has not yet established a "contingency plan" to address potential year 2000 problems and is currently considering the extent to which it will develop a formal contingency plan.

Impact of Expansion on Cash Flow.

The Company must make timely payment of its debt and lease commitments to continue its operations. Unused capacity at the Ukiah facility and the Saratoga Springs facility has placed additional demands on the Company's working capital. Working capital for day to day business operations had historically been provided primarily through operations. Beginning approximately with the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. UBA agreed to provide a loan of up to $2,000,000 for working capital purposes. In addition, pursuant to the Investment Agreement dated October 24, 1997 between the Company and UBA, UBA agreed to provide directly or indirectly funding for the working capital requirements of the Ten Springs Brewery in an amount not to exceed $1,000,000 until October 24, 1999, or until the brewery's operations are profitable, whichever comes first. UBA, through its affiliated entities, has fulfilled this obligation by facilitating the CIT Group $3,000,000 loan transaction.


                                     PART II

Item 1.  Legal Proceedings.

The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts, which it may be required to pay by reason thereof, will have a material effect on the Company's financial position.

Item 2.  Changes in Securities.

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit Number          Description of Document
--------------          -----------------------
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

    10.19       (G)     Manufacturing Business Expansion and Relocation Agreement with the City of Ukiah.

    10.20       (G)     Manufacturing Business Expansion and Relocation Agreement with the Ukiah Redevelopment Agency.




Exhibit Number          Description of Document
--------------          -----------------------
    10.21       (O)     $2,700,000 Note in favor of the Savings Bank of Mendocino County.

    10.22       (O)     Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.

    10.23       (J)     Equipment Lease with FINOVA Capital Corporation.

    10.24       (J)     Tri-Election Rider to Equipment Lease with FINOVA Capital Corporation.

    10.25       (J)     Master Lease Schedule with FINOVA Capital Corporation.

    10.26       (L)     Investment Agreement with United Breweries of America, Inc.

    10.27       (L)     Shareholders' Agreement Among the Company, United Breweries of America, Inc., H. Michael Laybourn,
                        Norman Franks, Michael Lovett, John Scahill, and Don Barkley.

    10.28       (L)     Registration  Rights  Agreement  Among the Company, United Breweries of America, Inc.,
                        H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.

    10.29       (P)     Indemnification Agreement with Vijay Mallya.

    10.30       (P)     Indemnification Agreement with Michael Laybourn.

    10.31       (P)     Indemnification Agreement with Jerome Merchant.

    10.32       (P)     Indemnification Agreement with Yashpal Singh.

    10.33       (P)     Indemnification Agreement with P.A. Murali.

    10.34       (P)     Indemnification Agreement with Robert Neame.

    10.35       (P)     Indemnification Agreement with Sury Rao Palamand.

    10.36       (P)     Indemnification Agreement with Kent Price.

    10.37               Loan and Security Agreement between the Company, Releta Brewing Company LLC and The CIT
                        Group/Credit Finance, Inc. regarding a $3,000,000 maximum line of credit.

    10.38               Patent, Trademark and License Mortgage by the Company in favor of The CIT Group/Credit Finance, Inc.

    10.39               Patent, Trademark and License Mortgage by Releta Brewing Company LLC in favor of The CIT
                        Group/Credit Finance, Inc.

    27                  Financial Data Schedule.

---------------
                (A)    Incorporated by reference from the Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

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




Exhibit Number          Description of Document
--------------          -----------------------
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

                (P)    Incorporated  by reference from the Company's  Report on Form 10-QSB for the quarterly  period ended
                       June 30, 1998.

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

                                              REGISTRANT:

                                              MENDOCINO BREWING COMPANY, INC.


Dated:  November 12, 1998                     By: /s/ H. Michael Laybourn
                                                  ------------------------------
                                                  H. Michael Laybourn
                                                  President



Dated:  November 12, 1998                     By: /s/ P.A. Murali
                                                  ------------------------------
                                                  P.A. Murali
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

        Exhibit
        Number
        ------
         10.37 Loan and Security Agreement between the Company, Releta Brewing Company LLC and The CIT Group/Credit Finance, Inc. regarding a $3,000,000 maximum line of credit.

         10.38 Patent, Trademark and License Mortgage by the Company in favor of The CIT Group/Credit Finance, Inc.

         10.39 Patent, Trademark and License Mortgage by Releta Brewing Company LLC in favor of The CIT Group/Credit Finance, Inc.

         27       Financial Data Schedule.