Form 10KSB
period 1998-12-31
MENDOCINO BREWING CO INC
filed 1999-03-19
CIK 919134

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                      For the fiscal year ended December 31, 1998

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

     For the transition period from _________________ to ___________________
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

                               Title of each class
                    Name of each exchange on which registered
                         Common Stock, without par value
                              The Pacific Exchange

Securities registered under Section 12(g) of the Act:

                                 Not applicable
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $6,918,800

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 9, 1999 was $1,810,490.

The number of shares the issuer's Common Stock outstanding as of March 15, 1999 is 4,497,059.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be filed not later than April 30, 1999 are incorporated by reference in Part III of this Form 10-K.

Transitional Small Business Disclosure Format        Yes [ ]        No [X]

                                     PART I

         This Report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors set forth herein.

Item 1.  Description of Business.

Overview

         Mendocino Brewing Company, Inc. brews Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Peregrine Golden Ale and three seasonals for the domestic craft beer market. Mendocino Brewing is one of the first of the modern craft brewers, having opened the first new brewpub in California and the second in the United States since the repeal of Prohibition, and has been recognized for its innovations in the brewpub concept, its craft brew style, its distinctive labels, and its role in industry associations.

         In May 1997, Mendocino Brewing placed in operation a new brewery in Ukiah, California (110 miles north of San Francisco) with an initial annual capacity of approximately 60,000 bbl., which was more than four times the Company's annual capacity from 1993 through the first nine months of 1995 of 13,600 bbl. The facility was designed to enable the Company's production to be expanded to 200,000 bbl. per year with the addition of necessary equipment.

         The Company's subsidiary, Releta Brewing Company L.L.C. ("Releta") d/b/a Ten Springs Brewery, located in Saratoga Springs, New York, commenced production in February 1998 with an initial capacity of 60,000 bbl. per year expandable to 150,000 bbl. per year. In July 1998, the Company purchased all brand related assets of Carmel Brewing Company, Inc., a California corporation ("Carmel Brewing"), in exchange for unregistered shares of the Company's Common Stock having an aggregate value of $100,000 based on a per share price of $3.00. However, on the transaction date, the market value of the 33,334 shares of Common Stock issued to Carmel Brewing was only $45,834. The transaction also involved the acquisition by the Company of certain point of sales and brewing ingredient inventory from Carmel Brewing, and the lease by the Company from Carmel Brewing of certain bottling line equipment and certain kegs on a short-term basis. The Carmel brands were launched from the Ukiah facility.

         During 1998, the Company's largest shareholder, United Breweries of America, Inc. ("UBA"), agreed to provide the Company with a credit facility of up to $2,000,000. The advances have a conversion feature into unregistered shares of the Company's Common Stock. UBA has advanced a total of $994,000 (including interest) as of December 31, 1998.

         In September 1998, the CIT Group/Credit Finance, Inc., located in Chicago, Illinois provided the Company with a $3,000,000 maximum line of credit. An amount totaling $1,483,968 was advanced to the Company as an initial term loan, which is repayable in immediately available funds in sixty consecutive monthly installments, each in the amount of $24,733, commencing on March 24, 1999.

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

         Mendocino Brewing first bottled its flagship brand, Red Tail Ale, in December 1983. In February 1995, Mendocino Brewing completed a $3.6 million direct public offering at $6 per share. The Company purchased nine acres of land in Ukiah, California in 1995 and began production at the new brewery in May 1997. In October 1997, the Company raised an additional $4 million in cash through a private placement with UBA, which also contributed Releta to the Company as a new subsidiary. The Company's products are sold in selected locations throughout the United States. See "Product Distribution."

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

         The Company competes in the domestic craft beer segment, which comprises approximately 2% of total U.S. beer sales. Craft beers are characterized by their full-flavor and are usually produced along traditional European brewing styles. While U.S. beer sales were basically flat for several years, domestic craft beer sales increased at a rate of approximately 40% per year for several years through 1996. Segment growth was less than 2% in 1998. The rate at which the domestic craft beer segment continues to grow will have a material affect on the Company's business, financial condition, and results of operations. Actual industry segment performance depends on many factors that are outside the control of the Company.

Competition

         The craft beer category consists of:

Contract brews                            any style brew  produced by one brewer
                                          for sale  under the  label of  someone
                                          else who does  not have a  brewery  or
                                          whose brewery does not have sufficient
                                          capacity.

Regional craft brews                      "hand-crafted" brews,  primarily ales,
                                          sold  under the  label of the  brewery
                                          that produced it.

Microbrews                                "hand-crafted" brews,  primarily ales,
                                          sold  under the  label of the  brewery
                                          that  produced  it, if the capacity of
                                          the  brewery  does not  exceed  15,000
                                          bbl. per year.

Large brewer craft-style brews            a brand  brewed by a  national  brewer
                                          which may only  imitate the style of a
                                          craft beer.  These  craft-style  brews
                                          are  often  sold  under the label of a
                                          brewery  that  does  not  exist or the
                                          label of a  brewpub  with no  bottling
                                          capacity.  The term "phantom  brewery"
                                          is  sometimes  used to  describe  such
                                          brands.

Brewpub brews                             "hand-crafted" brews produced for sale
                                          and consumption at the brewery,  which
                                          is   normally    connected    with   a
                                          restaurant/saloon.  Brewpub  brews are
                                          not   normally   sold   for   off-site
                                          consumption in significant quantities.

         Mendocino Brewing competes against all of the above brewers to some degree and also against other segments of the U.S. beer market. Competition for retail shelf-space also increased in 1998. Increased competition could hinder distribution of the Company's products and have a material adverse effect on the Company's business, financial condition, and results of operations.

Products

         Mendocino Brewing has historically brewed three ales and a stout year-round, three seasonal ales, and a seasonal porter:

         o RED TAIL ALE, a full flavored amber ale, is the flagship brand of Mendocino Brewing. It is available year-round in 12 oz. six-packs and half-barrel kegs.

         o BLUE HERON PALE ALE is a golden ale with a full body and a distinctive hop character. It is available year-round in 12 oz. six-packs and half-barrel kegs.

         o BLACK HAWK STOUT is the fullest in flavor and body of the Company's brews. It is also available year-round in 12 oz. six-packs and half-barrel kegs.

         o EYE OF THE HAWK SELECT ALE is a high gravity deep amber summer ale. It is available year round in 12 oz. six-packs and half-barrel kegs.

         o        ULETIDE   PORTER  is  a  deep  brown   Holiday   brew  with  a
                  traditionally rich, creamy flavor. It is available in November and December.

         o PEREGRINE GOLDEN ALE is brewed year-round with a more delicate flavor and character. It is available year-round at the Hopland Brewery in draft form and April through October in 12 oz. bottles.

         o SPRINGTIDE ALE is brewed around St. Patrick's Day and appears as a fresh, flowery, spicy golden ale. It is only available at the Hopland Brewery in draft form.

         o FROLIC SHIPWRECK ALE 1850, a Scottish-style ale brewed around July, was introduced in 1994 as a fund-raiser for the Mendocino County Museum to commemorate the wreck of the clipper ship Frolic, with its cargo of Scottish ale, on the Mendocino coast in 1850. Salvage efforts were abandoned when workers, upon sighting the previously unreported big trees of Mendocino County, launched the timber industry which has characterized the area ever since. It is available at the Hopland Brewery on draft.

         o FAT BEAR STOUT is a full-bodied brew characterized by smooth roasty flavors and malty aromas.

         o WHITEFACE PALE ALE is a robust and spicy American style ale crafted with the finest malts and perfect blend of hops.

         o SARATOGA CLASSIC PILSNER is a crisp, full-flavored, German-style pilsner with a clean hoppy finish. All three are brewed with fresh pure water from the ancient springs of Saratoga.

         o        CARMEL WHEAT BEER is a light-bodied  and  delicately  flavored
                  beer  characterized  by  its  cloudy  Hefeweizen   appearance,
                  refreshing floral aromas and subtle wheat flavor.

         o CARMEL PALE ALE is a full, smooth flavored ale that imparts a malty and spicy character to the palate.

         Mendocino Brewing's brands use an ale yeast strain that was first introduced at New Albion Brewing Co. in the late 1970s. Mendocino Brewing is among a minority of brewers who use whole hops instead of processed hop pellets in their brewing processes. This technique contributes to the distinctive characteristics of the brews. The Company adds active fermenting beer (Krausen) after the beer is bottled, which produces a pleasant amount of natural carbonation. The thin layer of brewer's yeast in the bottom of the bottle is a natural characteristic of bottle conditioned ale. Bottle-conditioned beers are considered as classic styles.

         Mendocino Brewing's distinctive brews have been very well received in the market and within the industry. In October 1997, Mendocino Brewing Company was awarded three medals at the World Beer Championships, one of the largest and most comprehensive beer competitions in the world. The Company received a Gold Medal for Red Tail Ale, a Silver Medal for Eye of the Hawk Select Ale, and a Bronze Medal for Black Hawk Stout. Blue Heron Pale Ale was awarded a Gold Medal with a Special Award of Excellence from the Underground Wine Journal in February 1997 in a competition among 183 ales from across the United States and won a bronze medal at the 1991 Great American Beer Festival. Eye of the Hawk Select Ale won a gold medal at the 1991 Great American Beer Festival after winning a silver in 1990, and also won a bronze in 1992. In 1998 the Company received four more medals at world beer championships.

         The Saratoga Springs facility presently performs some contract brewing services for other brands including Brooklyn beers.

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

         The brewpub is housed in a 100 year-old brick building that was once known as the Hop Vine Saloon. The inside walls are trimmed with the original turn-of-the-century ornamental stamped tin. Works of local artists are featured on a rotating basis. The bar is hand-crafted, early California style blond oak and brass that complements the tradition of the tavern and the Company's brews. An outdoor Beer Garden includes a shaded grape arbor, flowers, trellised hops in the summer, picnic tables, and a sandbox for children.

         Beverages served include Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Peregrine Golden Ale, and a seasonal brew on tap, along with local wines, Hopland Seltzer Water, and soft drinks. The brewpub also features hand pumped cask conditioned ales. The menu features home-style cooking, sausages, hamburgers, Red Tail chili, fresh salads, snacks, vegetarian entrees, and daily specials. The brewpub operates days and evenings, with live music for special events, such as the Company's annual Anniversary Party in August and its Oktoberfest in October. The Company brews special occasion draft beers at the Hopland Brewery, and uses or plans to use the facility for research and development, test-marketing, and as a brewing education and training site.

         The adjacent Merchandise Store sells off-sale packages of the Company's brews (including gift packs) and merchandise such as hand-screened label T-shirts, posters, engraved glasses and mugs, logo caps, books about brewing, gift packs, and other brewery-related gifts.

         The Brewsletter newsletter is published quarterly and is available on the Company's web site at www.mendobrew.com. The Brewsletter contains articles about the Company, the beer industry, and beer brewing and a calendar of events for the Hopland Brewery. The Brewsletter is circulated to the Company's shareholders and persons who have signed the guest registry at the Hopland Brewery.

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

Regional Distribution

         The Company's products are distributed widely in California and in limited quantities at selected accounts in Arizona, Colorado, District of
Columbia, Florida, Georgia, Idaho, Kansas, Illinois, Louisiana, Maryland, Massachusetts, Missouri, Minnesota, Nevada, New Jersey, Nebraska, New Mexico, New York, North Carolina, Oregon, Pennsylvania, South Carolina, Texas, Washington, Wisconsin, Wyoming and Virginia. The Company plans to add Michigan, New Hampshire, Tennessee, and Vermont, in the near future. Northern California is the Company's primary market and Southern California currently is the second market.

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

Product Distribution

         Mendocino Brewing's beers are sold through distributors to consumers in bottles at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants, and convenience stores. All brands are also available in draft. The Company's products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Mendocino Brewing, together with its distributors, markets its products to retail outlets and relies on its distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. The Company also offers its products directly to consumers at the Hopland Brewery brewpub and merchandise store. Beer sales (wholesale and retail combined) constituted 90% of the Company's total sales in 1998, with food and merchandise retail and catalogue sales constituting the balance. Sales to the top five customers totaled $3,029,000 and $2,192,000 for the years ended December 31, 1998 and 1997, respectively representing 44% and 45% of sales.

Suppliers

         The Company's major suppliers are Great Western Malting Co., Yakima, Washington, and Briess Malting, Milwaukee, Wisconsin (malt); John I. Haas, Co., New York, New York (hops); Ball Foster Glass, Muncie, Indiana (bottles); Gaylord Container Corporation, Antioch, California (cartons); Sierra Pacific Packaging, Oroville, California (carriers); and Inline Labeling Inc., North Charleston, South Carolina (labels).

Employees

         As of December 31, 1998, the Company employed 54 full-time and 23 part-time individuals including 15 in management and administration, 35 in brewing operations, 17 in retail and brewpub operations and 11 in sales and marketing positions. Management believes that the Company's relations with its employees are excellent. The Company does not have any labor contracts with any of its employees. The Company has agreed with the City of Ukiah that for two years from the opening of the Ukiah brewery that it will give preference in its hiring to residents of Mendocino County.

Trademarks

         The Company has federal trademark registrations of the MENDOCINO BREWING COMPANY word mark (Reg. No. 1,785,745), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL DESIGN (Reg. No. 2,011,817), BLUE HERON word mark (Reg. No. 1,820,076), BLUE HERON PALE ALE DESIGN (Reg. No. 2,011,816), PEREGRINE PALE ALE word mark (Reg. No. 1,667,796), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), EYE OF THE HAWK SELECT ALE DESIGN (Reg. No. 2,011,818), EYE OF THE HAWK SPECIAL EDITION ANNIVERSARY ALE AND DESIGN (Reg. No. 2,011,815), BLACK HAWK STOUT word mark (Reg. No. 1,791,807), YULETIDE PORTER word mark (Reg. No. 1,666,891), BREWSLETTER word mark (Reg. No. 1,768,639), and RAZOR EDGE (Reg. No. 1,708,518). The Company has also applied for intent to use registrations of the trademarks NORTH COUNTRY ALES, WHITE FACE, WHITEFACE, FAT BEAR, NORTHERN EXPOSURE, TEN SPRINGS, and SARATOGA CLASSIC PILSNER.

         The Company has also acquired the trademark, whether registered or unregistered of CARMEL BREWING COMPANY and any other variation of the name Carmel Brewing Company used by Carmel Brewing.

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

         The Company also acquired use of the word mark RAZOR EDGE through a License Agreement with Beverage Mates, Ltd. This Agreement gives the Company an exclusive license for ten years to use the mark in connection with the manufacture, production, labeling and packaging of Beverage Mates' products throughout the United States with the exception of Florida, North Carolina, and South Carolina, until certain agreements pertaining to these states permit the Company to sell in such states.

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

         Taxation of alcohol has increased significantly in recent years. Currently, the Federal tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. The California tax rate is $6.20 per bbl. The State of New York presently imposes an excise tax of $4.96 per bbl. on brewers for over 100,000 bbls. per year.

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

         The Company's waste products consist of water, spent grains, hops, and glass and cardboard. The Company has instituted a recycling program for its office paper, newspapers, magazines, glass, and cardboard at minimal cost to the Company. The Company pays approximately $1,000 per month in sewage fees relating to waste water from its Hopland facility. The Company sells or gives away its spent grain to local cattle ranchers. The Company has not purchased any special equipment and does not incur any identifiable fees in connection with its environmental compliance at its Hopland site. The Company earned the distinction of being a 1998 Waste Reduction Awards Program (WRAP) winner which is sponsored by the California Environmental Protection Agency and Integrated Waste Management Board.

         The Company has built its own wastewater treatment plant for the Ukiah facility. As a consequence, the Company will not be required to incur sewer hook-up fees at that location. If the Company's discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., the Company will be required to pay additional fees. The estimated cost of the wastewater treatment facility was $900,000, and the estimated cost of operating the plant is between $6,000 and $10,000 per month. The cost may increase with increased production. The Company is exploring various methods of recycling treated wastewater and could realize some revenue from doing so. The Company has contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility for essentially the cost of transportation. A Mendocino County Air Quality Control Permit will be required to operate the natural gas fired boiler in Ukiah.

         The Saratoga Springs facility is subject to various state, federal and local environmental laws which regulate use, storage and disposal of various materials. The Company's solid waste products consist of spent grain, cardboard, glass and liquid waste. As for solid waste, the Company has instituted at this facility a recycling program for cardboard, office papers and glass at a minimal cost to the Company. The Company sells spent grain to local cattle dairy farms. The Company pays approximately $650.00 per month towards sewer fees for liquid waste. The sewer discharge from the brewery is monitored and is within the standards set by Saratoga County Sewer Department. The Company follows and operates under rules and regulations of New York Department of Environmental Conservation for Air Pollution Control.

         The Company has not received any notice from any governmental agency that it is a potentially responsible person under any environmental law.

Research and Development

         Research and development activity in 1998 was minimal.

Qualified Small Business Issuer

         Federal and California tax laws provide a 50% exclusion of any gain from the sale of "qualified small business stock." For shares to qualify for the exclusion, several tests must be met. For instance, the shares must be purchased directly from the Company, not in any later trading market, and the shares must be held for at least five years.

         A "qualified small business" must not have more than $50 million in assets, at least 80% of which are used in a qualified trade or business throughout the holding period. A "qualified trade or business" does not include "operating a hotel, motel, restaurant, or similar business." It is uncertain whether the Company's operation of the Hopland Brewery brewpub currently prevents it from meeting the definition of "qualified small business", as the brewing equipment in Hopland was used in both wholesale and retail operations and no applicable regulations have been published to assist in making such determination. Management believes, after consulting with its accountants, that completing the new brewery in Ukiah and acquiring the brewery in Saratoga Springs has reduced the assets of the Company used in the operation of the brewpub to well below 20%, but Management does not intend to request any opinions or rulings on this issue at the present time.

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

Item 2.  Description of Property.

         The Company owns nine acres of land in Ukiah, California on which its Ukiah brewery is operated. The Company currently leases a 15,500 square foot building in Hopland on which the Hopland Brewery is located. The lease expires in August 2004. The Company leases 3.66 acres in Saratoga Springs, New York, on which Ten Springs Brewery operates under a lease expiring October 2002. Additionally, the Company leases certain equipment and vehicles under operating leases which expire through March 2000. The Company leases certain brewing equipment from FINOVA Capital Corporation which expires November 11, 2003.

Item 3.  Legal Proceedings.

         The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts which it may be required to pay by reason thereof will have a material effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Mendocino  Brewing's  Common  Stock is listed on the Pacific  Exchange,
Inc. (symbol MBR). The high and low closing sales prices for the Common Stock on the Pacific Exchange are set forth below for the quarters indicated:

                                     1998                                                1997
             --------------------------------------------------- -----------------------------------------------------
                  1st          2nd          3rd          4th          1st          2nd          3rd          4th
                Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
     High        $3.31        $2.75        $1.68        $1.18        $8.00        $7.25        $5.50        $4.37

     Low         $2.00        $1.18        $1.06        $.56         $6.00        $4.50        $3.62        $3.12

         There were approximately 2,479 shareholders of record as of March 15, 1999. Management intends to retain Mendocino Brewing's earnings for use in the business and does not expect the Company to pay cash dividends in the foreseeable future. The Company's credit agreements provide that the Company shall not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend) or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that such restrictions will remain in effect for as long as the Company has significant bank financing, including the long-term debt on the Ukiah real estate. The holders of the Company's 227,600 outstanding shares of Series A Preferred Stock are entitled to aggregate cash dividends and liquidation proceeds of $1.00 per share before any dividend may be paid with respect to the Common Stock. The Series A Preferred Shares are canceled after they have received their $1.00 per share aggregate dividend. Management does not have any present intention to declare or pay a dividend on the Series A Preferred Stock.

Item 6.  Management's Discussion and Analysis.

         The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto and other financial information included elsewhere in this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

Overview

         In July 1998, the Company purchased all brand related assets of Carmel Brewing in exchange for unregistered shares of the Company's Common Stock having an aggregate value of $100,000 based on a per share price of $3.00. However, on the transaction date, the market value of the 33,334 shares of Common Stock issued to Carmel Brewing was only $45,834. The Carmel brands were successfully launched from the Ukiah facility.

         Pursuant to the October 1997 Investment Agreement between the Company and UBA, UBA agreed to provide, or arrange for the provision of funding for the working capital requirements of Releta. UBA has fulfilled this commitment by making available to the Company a credit facility of up to $2,000,000 for working capital purposes. The advances bear interest at a rate of 1.5% per annum above the prime rate offered by the Bank of America in San Francisco, California. Each advance on the credit facility is evidenced by a convertible note in the amount of the advance. As of December 31, 1998, the Company has made 11 draws on the credit facility. As of December 31, 1998, the aggregate amount drawn on the line of credit, together with interest accrued thereon, is equal to $994,000, which corresponds to the right of UBA to acquire up to 662,683 shares of Common Stock of the Company at a conversion price of $1.50 per share.

         The CIT Group/Credit Finance, Inc., has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of prime rate of Chase Manhattan Bank in New York plus 2.25% payable monthly, maturing
September 23, 2000. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company subject to a lien in favor of Finova Capital Corporation, as well as by a second deed of trust on the property of the Company in Mendocino County, California. An amount totaling $1,483,968 was advanced to the Company as an initial term loan, which is repayable in immediately available funds in sixty consecutive monthly installments, each in the amount of $24,773, commencing on March 24, 1999. The initial term loan was used to repay all amounts outstanding on the loan from WestAmerica Bank totaling $600,000.

         In November  1998,  the Company signed an agreement with Beverage Mates
Ltd. for licensing their brand Razor Edge for a period of ten years with an option to acquire the brand rights at the end of three years at a price determined by a formula based on earnings of the brand.

         Net sales for 1998 increased by 42.3% over 1997 due primarily to increased marketing efforts. Production and sales in 1998 (measured in barrels, brewed and shipped out of Ukiah and Saratoga Springs facilities, including brands being brewed under contract) increased by 82.5% and 81.5%, respectively, when compared to 1997. Production in 1998 increased to 37,514 barrels as compared to 20,557 barrels in 1997. Sales in 1998 increased to 35,882 barrels as compared to 19,773 barrels in 1997. The Company ended the year with a net loss of $1,562,300. Increased fixed costs associated with the breweries, higher selling, general and administrative expenses and increased interest expenses, contributed to the net loss of $1,562,300 for the year ended December 31, 1998.

Results of Operations

         The following tables set forth, as a percentage of net sales, certain items included in Mendocino Brewing's Statements of Operations. See Financial
Statements and Notes thereto.

                                                               ---------------------------------------------
                                                                          Year Ended December 31
                                                               ---------------------------------------------
                                                                       1998                   1997
                  Statements of Operations Data:                          %                     %
     Sales                                                              105.95                105.53
     Less Excise taxes                                                    5.95                  5.53
                                                                        -------               -------
     Net Sales                                                          100.00                100.00
     Costs of Goods Sold                                                 75.16                 72.16
                                                                        -------               -------
     Gross Profit                                                        24.84                 27.84
     Operating Expenses                                                  56.59                 56.26
     Loss from Operations                                               (31.75)               (28.42)
     Other Income/(expense)                                              (9.61)               (11.85)
     Loss before income taxes                                           (41.36)               (40.27)
     Benefit from income taxes                                          (17.44)               (15.44)
                                                                        -------               -------
     Net Loss                                                           (23.92)               (24.83)
                                                                        =======               =======

                                                               ---------------------------------------------
                                                                          Year Ended December 31
                                                               ---------------------------------------------
                                                                          1998                   1997
     Balance Sheet Data:                                                 $                      $
     Cash and Cash Equivalents                                             42,000               706,300
     Working Capital                                                     (630,700)             (357,400)
     Property and Equipment                                            15,259,800            15,642,500
     Deposits and Other Assets                                             34,600                42,000
     Total Assets                                                      18,923,200            18,026,400
     Long-term Debt                                                     4,753,200             2,663,300
     Obligation Under Capital Lease                                     1,525,800             1,578,900
     Total Liabilities                                                  8,781,400             6,368,100
     Accumulated Deficit                                               (2,498,800)             (936,500)
     Shareholder's equity                                              10,141,800            11,658,300

Net Sales

         Net sales for 1998 increased by 42.3% from $4,590,000 in 1997 to $6,529,700 in 1998. The sales volume increased to 35,882 barrels during 1998 from 19,773 barrels in 1997 representing an increase of 81.5%. Of the total sales of barrels in 1998, the sales out of the Ukiah facility accounted for 28,340 barrels and the shipments from the Releta facility was 7,542 barrels. Management attributes the growth in sales to new marketing strategies including new point of sale materials and increased sales personnel. The increase in overall net sales was achieved solely by higher wholesale shipments during 1998 when compared to 1997. In view of Management's focus on wholesale beer sales, retail sales for the year 1998 decreased by $302,200 while the wholesale beer sales for the year 1998 increased by $2,377,100.

Cost of Goods Sold

         Cost of goods sold as a percentage of net sales increased by 3% in 1998 to 75.16% when compared to that of 72.16% in 1997. During 1998, depreciation increased by $382,900, rentals increased by $100,000, property taxes increased by $140,000 and utilities increased by $133,750. Management attributes the increase to higher fixed costs and to under utilization of the brewing facilities in Ukiah, California and Saratoga Springs, New York.

Gross Profit

         Gross profit increased by 26.9% during 1998 to $1,621,700 in comparison to $1,277,900 in 1997. However, in view of higher cost of sales explained above, the gross profit as a percentage of net sales decreased by 3% during 1998 to 24.84% in 1998 from 27.84% in 1997.

Operating Expenses

         Operating expenses were $3,695,000 in 1998, representing an increase of 43% when compared to $2,582,400 in 1997. Operating expenses consist of retail operating expenses, marketing and distribution expenses and general and administrative expenses.

         Retail operating expenses for 1998 were $481,900 when compared to $704,000 in 1997. This represented a decrease of 31.5% from 1997. As a percentage of net sales, the Retail operating expenses were 7.38% in 1998 as compared to 15.3% in 1997. The decrease consisted of a reduction in labor by $109,000, a reduction in supplies by $30,100, decrease in marketing and advertisement costs by $77,000, reduction in utilities by $7,700 and net of other expenses decreased by $1,700.

         Marketing and distribution expenses were $1,311,700 in 1998, representing an increase of 55% compared to $846,200 in 1997. As a percentage of net sales, marketing and distribution expenses represented 20.1% in 1998 as compared to 18.4% in 1997. The increase in marketing and distribution expenses comprised of an increase in marketing labor costs by $401,600, travel and entertainment costs by $38,200, cost of point of sales material increased by $87,300, event sponsorship costs increased by $50,400, and 15th anniversary costs accounted for $16,200. The above increases were offset by decreases in freight costs by $71,900, warehouse rent by $15,000, supplies by $3,900, auto expenses by $9,000, decrease of $20,000 being settlement expenses in connection with the termination of a distributor and net of all other expenses decreased by $8,400.

         General and Administrative expenses were $1,901,400 in 1998 as compared to $1,032,200 in 1997 representing an increase of $869,200. As a percentage of net sales general and administrative expenses represented an increase of 6.6% in 1998 to 29.1% as compared to 22.5% in 1997. The increase of general and administrative expenses comprised of an increase in labor costs by $507,650, travel and entertainment costs by $97,300, legal and professional costs by $216,900, depreciation by $50,950 and net of all other expenses decreased by $3,600. The increases in 1998, when compared to 1997, are attributable to more employees and the addition of breweries located in Ukiah and Saratoga Springs.

Other Income/(Expense)

         The other income/(expense) for the year 1998 was $627,800 as compared to $544,100 in 1997. The increase of $83,700 was mainly attributable to an increase in interest expense to the extent of

$234,400 in 1998 offset by non recurrence of a write-off of deferred offering costs to the extent of $141,000 in 1997.

Benefit From Income Taxes

         The benefit from income taxes for the year 1998 was $1,138,800 as compared to $708,900 in 1997. The benefit from income taxes is due to the expected future benefit of carrying forward of net operating losses and other timing differences.

         As of December 31, 1998, the Company has available for carryforward approximately $4,700,000, $1,830,000 and $551,000 of Federal, California and New York net operating losses. Approximately $940,000 of the Federal and New York net operating losses will expire in 2012, the remaining portion will expire in 2018. The California net operating losses expire beginning 2001 through 2003. The Company also has $43,500 of California Manufactures Investment Tax Credits that can be carried forward to reduce future taxes and expire in 2005. The benefit from these loss carryforwards and credits has been recorded, resulting in a deferred tax asset. A valuation allowance is not provided since the Company believes it is more likely than not that the loss carryforwards will be fully utilized.

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns, including the future benefit of its carryforwards. Temporary differences and carryforwards which give rise to deferred assets at December 31, 1998 are as follows:

   Benefits from net operating loss carryforwards                $1,700,800
   Investment tax credit carryforwards                               43,500
   Inventory                                                          6,600
   Accruals                                                         141,800
   Depreciation and amortization                                    (35,300)
   Other                                                           (104,900)
                                                                 -----------
   Net deferred income taxes                                      1,752,500
   Deferred income taxes expected to be utilized in 1999            138,300
                                                                 -----------
   Deferred income taxes                                         $1,614,200
                                                                 -----------

Net Loss

         The net loss for the year 1998 was $1,562,300 as compared to $1,139,700 for the year 1997. As a percentage of net sales, the net loss for the year 1998 represented 23.9% when compared to 24.8% in 1997.

Segment Information

         The Company's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 90.1% of the Company's total gross sales during 1998. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 9.9% of the Company's total gross sales during 1998.

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

Capital Demands

         The Releta facility commenced brewing operations in February 1998. The Company expects both the Ukiah and Releta facilities to operate at significantly less than full capacity during all or part of 1999. Both breweries have placed demands upon the Company's assets, liabilities, commitments for capital expenditures, and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations.

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

Liquidity and Capital Resources

         Long Term Debt. Mendocino Brewing has obtained a $2.7 million long term loan secured by a first priority deed of trust on the Ukiah land and improvements. The loan is payable in monthly installments of $24,443 including interest at the Treasury Constant Maturity Index plus 4.17%, currently 4.59%, maturing December 2012 with a balloon payment in the amount of $1,872,300 secured by some of the assets of the Company (other than the Releta facility), including, without limitation, a first priority deed of trust on the Ukiah land and improvements, fixtures and most of the equipment of the Company.

         Shareholder Commitment. UBA, the Company's largest shareholder, agreed to provide the Company with a credit facility of up to $2 million. Each advance will bear interest at the prime rate plus 1.5% and is due and payable 18 months after the date of the advance. The advances will have a conversion feature into unregistered shares of the Company's Common Stock. The entire principal balance, together with all unpaid interest, is convertible into Common Stock of the Company, on or after the maturity date at a rate of one share of Common Stock for each $1.50 principal and unpaid interest. The arrangement was approved by a committee consisting of director Michael Laybourn (the President of the Company) and independent directors Kent Price and Sury Rao Palamond on February 19, 1998, and the terms of the credit facility were finalized by the Board of Directors on October 6, 1998. UBA has advanced $994,000 (including interest) to the Company as of December 31, 1998, evidenced by several promissory notes.

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

         Credit Facility. The CIT Group/Credit Finance, Inc., has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2000. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company subject to a lien in favor of Finova Capital Corporation, as well as by a second deed of trust on the property of the Company in Mendocino County, California. An amount totaling $1,483,968 was advanced to the Company as an initial term loan, which is repayable in immediately available funds in sixty consecutive monthly installments, each in the amount of $24,733, commencing on March 24, 1999. The initial term loan was used to repay all amounts outstanding on the loan from WestAmerica Bank totaling $600,000.

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

         Current Ratio. The Company's ratio of current assets to current liabilities on December 31, 1998 was 0.75 to 1.0 and its ratio of assets to liabilities was 2.15 to 1.0.

         Impact of Expansion on Cash Flow. Mendocino Brewing must make timely payment of its debt and lease commitments to continue in operation. Unused capacity at the Ukiah and Saratoga Springs facilities has placed additional demands on the Company's working capital. Beginning approximately with the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. UBA agreed to provide a loan of up to $2 million for working capital purposes. In addition, pursuant to the Investment Agreement dated October 24, 1997, between the Company and UBA, UBA has agreed to provide, directly or indirectly, funding for the working capital requirements of the Releta facility in the amount of $1 million until October 24, 1999 or until the brewery's operations are profitable, whichever comes first. UBA, through its affiliated entities, has fulfilled this obligation by facilitating the CIT Group/Credit Finance $3 million loan transaction.

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

         The Company has taken steps to ensure its operations will not be adversely impacted by potential year 2000 computer failures. The Company has completed a review of the Company's computer software programs, hardware components, and other systems, and believes that any cost to be incurred to ensure its systems are year 2000 compliant will not be significant.

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

         The Company is in the process of establishing a "contingency plan" to address potential year 2000 problems and is currently considering the extent to which it will develop a formal contingency plan.

Item 7.  Financial Statements.

         The information required by this item is set forth at Pages F-1 through F-21 to this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information required by Item 9 will be contained in the Company's Definitive Proxy Statement for its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") called to be held in April 1999, which the Company intends to file with the Commission in March 1999, and such information is incorporated herein by reference.

Item 10.  Executive Compensation.

         The information required by Item 10 will be contained in the 1999 Proxy Statement, and such information is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 11 will be contained in the 1999 Proxy Statement, and such information is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

         The information required by Item 12 will be contained in the 1999 Proxy Statement, and such information is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.

Exhibit
 Number                 Description of Document
-------                 -----------------------

     3.1        (A)     Articles of Incorporation, as amended, of the Company
     3.2        (B)     Bylaws of the Company
     4.1                Articles 5 and 6 of the  Articles of  Incorporation,  as
                        amended,  of the Company  (Reference  is made to Exhibit
                        3.1).
     4.2                Article 10 of the Restated Articles of Incorporation, as
                        amended,  of the Company  (Reference  is made to Exhibit
                        3.1).
    10.1        (A)     Mendocino Brewing Company Profit Sharing Plan.
    10.2        (A)     1994  Stock  Option  Plan  (previously  filed as Exhibit
                        99.6).
    10.3        (M)     Employment Agreement with H. Michael Laybourn.
    10.4        (A)     Wholesale Distribution Agreement between the Company and
                        Bay Area Distributing.
    10.5        (A)     Wholesale Distribution Agreement between the Company and
                        Golden Gate Distributing.
    10.6        (A)     Sales  Contract  between  the  Company and John I. Haas,
                        Inc.
    10.7        (F)     Liquid  Sediment  Removal  Services  Agreement with Cold
                        Creek Compost, Inc.
    10.8        (A)     Lease Agreement between the Company and Kohn Properties.
    10.9                (C) Commercial Real Estate Purchase Contract and Receipt
                        for Deposit (previously filed as Exhibit 19.2).
    10.10       (D)     Installment Note between Ukiah Redevelopment  Agency and
                        Langley et al. (previously filed as Exhibit 19.5).
    10.11       (F)     Promissory Note for $76,230 in favor of Langley et al.
    10.12       (G)     Agreement to modify note and deed of trust dated June 6,
                        1995 with Langley, et al.
    10.13       (G)     Agreement  to  modify  note  dated  June  6,  1995  with
                        Langley, et al.
    10.14       (G)     Amendment to installment note payable to Langley, et al.
    10.15       (N)     Commercial  Lease between  Stewart's Ice Cream  Company,
                        Inc. and Releta Brewing Company LLC.
    10.16       (M)     Agreement between United Breweries of America,  Inc. and
                        Releta Brewing Company LLC regarding  payment of certain
                        liens.
    10.17       (K)+    Keg  Management  Agreement with MicroStar Keg Management
                        LLC.
    10.18       (E)     Agreement to  Implement  Condition of Approval No. 37 of
                        the  Site  Development  Permit  95-19  with  the City of
                        Ukiah, California (previously filed as Exhibit 19.6).
    10.19       (G)     Manufacturing    Business   Expansion   and   Relocation
                        Agreement with the City of Ukiah.
    10.20       (G)     Manufacturing    Business   Expansion   and   Relocation
                        Agreement with the Ukiah Redevelopment Agency.
    10.21       (O)     $2,700,000   Note  in  favor  of  the  Savings  Bank  of
                        Mendocino County.
    10.22       (O)     Hazardous Substances  Certificate and Indemnity with the
                        Savings Bank of Mendocino County.
    10.23       (J)     Equipment Lease with FINOVA Capital Corporation.
    10.24       (J)     Tri-Election   Rider  to  Equipment  Lease  with  FINOVA
                        Capital Corporation.
    10.25       (J)     Master Lease Schedule with FINOVA Capital Corporation.
    10.26       (L)     Investment  Agreement with United  Breweries of America,
                        Inc.

Exhibit
 Number                 Description of Document
-------                 -----------------------

    10.27       (L)     Shareholders'   Agreement  Among  the  Company,   United
                        Breweries of America, Inc., H. Michael Laybourn,  Norman
                        Franks, Michael Lovett, John Scahill, and Don Barkley.
    10.28       (L)     Registration Rights Agreement Among the Company,  United
                        Breweries of America, Inc., H. Michael Laybourn,  Norman
                        Franks, Michael Lovett, John Scahill, and Don Barkley.
    10.29       (Q)     Indemnification Agreement with Vijay Mallya.
    10.30       (Q)     Indemnification Agreement with Michael Laybourn.
    10.31       (Q)     Indemnification Agreement with Jerome Merchant.
    10.32       (Q)     Indemnification Agreement with Yashpal Singh.
    10.33       (Q)     Indemnification Agreement with P.A. Murali.
    10.34       (Q)     Indemnification Agreement with Robert Neame.
    10.35       (Q)     Indemnification Agreement with Sury Rao Palamand.
    10.36       (Q)     Indemnification Agreement with Kent Price.
    10.37       (R)     Loan and Security Agreement between the Company,  Releta
                        Brewing  Company LLC and The CIT  Group/Credit  Finance,
                        Inc. regarding a $3,000,000 maximum line of credit.
    10.38       (R)     Patent, Trademark and License Mortgage by the Company in
                        favor of The CIT Group/Credit Finance, Inc.
    10.39       (R)     Patent, Trademark and License Mortgage by Releta Brewing
                        Company  LLC in favor of The CIT  Group/Credit  Finance,
                        Inc.
    10.40       (S)     Promissory   Notes  in  favor  of  United  Breweries  of
                        America, Inc.
    27                  Financial Data Schedule.

----------------------------

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

Exhibit
 Number                 Description of Document
-------                 -----------------------

                (N) Incorporated by reference from the Company's Report on Form 10-QSB/A No. 1 for the quarterly period ended September 30, 1997.
                (O) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1997, previously filed with the Commission.
                (Q) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1998.
                (R) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended September 30, 1998.
                (S)     Incorporated  by  reference  from  Amendment  No.  4  to
                        Schedule 13D filed with the Commission on February 18, 1999.
                 + Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.


No current reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                    (Registrant) Mendocino Brewing Company, Inc.



                    By:      /s/ Vijay Mallya
                             ---------------------------------------------------
                             Vijay Mallya, Chief Executive Officer
                             Date: March 17, 1999



         Pursuant to the requirements of Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                    By:      /s/ Vijay Mallya
                             ---------------------------------------------------
                             Vijay Mallya, Chief Executive Officer and Director
                             Date: March 17, 1999


                    By:      /s/ H. Michael Laybourn
                             ---------------------------------------------------
                             H. Michael Laybourn, President and Director
                             Date: March 17, 1999


                    By:      Yashpal Singh
                             ---------------------------------------------------
                             Yashpal Singh, Chief Operating Officer and Director
                             Date: March 17, 1999


                    By:      /s/ Jerome G. Merchant
                             ---------------------------------------------------
                             Jerome G. Merchant, Director
                             Date: March 17, 1999


                    By:      /s/ P.A. Murali
                             ---------------------------------------------------
                             P.A. Murali, Chief Financial Officer
                             Date: March 17, 1999

--------------------------------------------------------------------------------

                        MENDOCINO BREWING COMPANY, INC.,
                                 AND SUBSIDIARY

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                    CONTENTS


                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT...............................................F - 1


CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets........................................................F - 2

     Statements of operations..............................................F - 4

     Statements of stockholders' equity....................................F - 5

     Statements of cash flows..............................................F - 6

     Notes to financial statements.........................................F - 8


--------------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Mendocino Brewing Company, Inc.


We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc., and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mendocino Brewing Company, Inc., and subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                    /s/ Moss Adams LLP



Santa Rosa, California
January 29, 1999



                                                                      Page F - 1

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                      December 31, 1998 and 1997

--------------------------------------------------------------------------------


                                     ASSETS

                                                       1998             1997
                                                 -------------    -------------
CURRENT ASSETS
     Cash                                        $     42,000     $    706,300
     Accounts receivable                              679,900          329,700
     Inventories                                      978,000          544,100
     Prepaid expenses                                  33,500           42,600
     Refundable income taxes                                -          106,300
     Deferred income taxes                            138,300           39,500
                                                 -------------    -------------

         Total current assets                       1,871,700        1,768,500
                                                 -------------    -------------

PROPERTY AND EQUIPMENT                             15,259,800       15,642,500
                                                 -------------    -------------

OTHER ASSETS
     Deferred income taxes                          1,614,200          573,400
     Deposits and other assets                         34,600           42,000
     Intangibles, net of amortization                 142,900                -
                                                 -------------    -------------

                                                    1,791,700          615,400
                                                 -------------    -------------

         Total assets                            $ 18,923,200     $ 18,026,400
                                                 =============    =============



The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                      Page F - 2

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS (Continued)
                                                      December 31, 1998 and 1997

--------------------------------------------------------------------------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                          1998             1997
                                                                     -------------    -------------
CURRENT LIABILITIES
     Line of credit                                                  $          -     $    600,000
     Accounts payable                                                     806,700          728,300
     Accounts payable-related party                                             -           80,200
     Accrued wages and related expense                                    210,800          169,700
     Accrued liabilities                                                   91,000          248,800
     Current maturities of long-term debt                                 322,000          130,400
     Current maturities of obligations under capital lease                221,300          168,500
     Current maturities of notes payable to related party                 850,600                -
                                                                     -------------    -------------

             Total current liabilities                                  2,502,400        2,125,900

LONG-TERM DEBT, less current maturities                                 3,871,800        2,663,300

LINE OF CREDIT                                                            738,000                -

OBLIGATIONS UNDER CAPITAL LEASE, less
     current maturities                                                 1,525,800        1,578,900

NOTES PAYABLE TO RELATED PARTY, less
     current maturities                                                   143,400                -
                                                                     -------------    -------------

             Total liabilities                                          8,781,400        6,368,100
                                                                     -------------    -------------

STOCKHOLDERS' EQUITY
     Preferred stock, Series A, no par value, with aggregate
         liquidation preference of $227,600; 227,600 shares
         authorized, issued and outstanding                               227,600          227,600
     Common stock, no par value; 20,000,000 shares authorized,
         4,497,059 and 4,463,385 shares issued and outstanding
         at December 31, 1998 and 1997, respectively                   12,413,000       12,367,200
     Accumulated deficit                                               (2,498,800)        (936,500)
                                                                     -------------    -------------

             Total stockholders' equity                                10,141,800       11,658,300
                                                                     -------------    -------------

             Total liabilities and stockholders' equity              $ 18,923,200     $ 18,026,400
                                                                     =============    =============


The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                                      Page F - 3

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                          Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------


                                                      1998             1997
                                                  -------------    -------------

SALES                                             $  6,918,800     $  4,843,900

LESS EXCISE TAXES                                      389,100          253,900
                                                  -------------    -------------

NET SALES                                            6,529,700        4,590,000

COST OF GOODS SOLD                                   4,908,000        3,312,100
                                                  -------------    -------------

GROSS PROFIT                                         1,621,700        1,277,900
                                                  -------------    -------------

OPERATING EXPENSES
     Retail operating                                  481,900          704,000
     Marketing                                       1,311,700          846,200
     General and administrative                      1,901,400        1,032,200
                                                  -------------    -------------

                                                     3,695,000        2,582,400
                                                  -------------    -------------

LOSS FROM OPERATIONS                                (2,073,300)      (1,304,500)
                                                  -------------    -------------

OTHER INCOME (EXPENSE)
     Interest income                                     1,900            7,300
     Other income (expense)                              2,900         (149,500)
     Gain on sale of equipment                           3,700                -
     Interest expense                                 (636,300)        (401,900)
                                                  -------------    -------------

                                                      (627,800)        (544,100)
                                                  -------------    -------------

LOSS BEFORE INCOME TAXES                            (2,701,100)      (1,848,600)

BENEFIT FROM  INCOME TAXES                          (1,138,800)        (708,900)
                                                  -------------    -------------

NET LOSS                                          $ (1,562,300)    $ (1,139,700)
                                                  =============    =============

BASIC LOSS PER COMMON SHARE                       $      (0.35)    $      (0.40)
                                                  =============    =============

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING                                     4,480,222        2,870,478
                                                  =============    =============




The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------
                                                                      Page F - 4

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          Years Ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

                                              Series A
                                          Preferred Stock                 Common Stock               Retained
                                      -------------------------  -------------------------------     Earnings          Total
                                        Shares       Amount         Shares          Amount          (Deficit)          Equity
                                      -----------  ------------  -------------  ----------------  ---------------  ---------------
Balance, December 31, 1996               227,600      $227,600      2,322,222       $ 3,869,600      $   203,200      $ 4,300,400

Issuance of common stock, net of
     $164,700 issuance costs                   -             -         19,516                 -                -                -

Stock issued for services at $6.18
     per share                                 -             -          2,000            12,200                -           12,200

Issuance of common stock, net of
     $514,600 issuance costs                   -             -        943,176         3,485,400                -        3,485,400

Stock issued for 100% ownership
     in Releta Brewing Co.                     -             -      1,176,471         5,000,000                -        5,000,000

Net loss                                       -             -              -                 -       (1,139,700)      (1,139,700)
                                      -----------  ------------  -------------  ----------------  ---------------  ---------------

Balance, December 31, 1997               227,600       227,600      4,463,385        12,367,200         (936,500)      11,658,300

Stock issued for asset acquisition             -             -         33,674            45,800                -           45,800

Net loss                                       -             -              -                 -       (1,562,300)      (1,562,300)
                                      -----------  ------------  -------------  ----------------  ---------------  ---------------

                                         227,600      $227,600      4,497,059       $12,413,000      $(2,498,800)     $10,141,800
                                      ===========  ============  =============  ================  ===============  ===============


The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                                      Page F - 5

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Years Ended December 31, 1998 and 1997

--------------------------------------------------------------------------------

                                                                      1998             1997
                                                                  -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                     $ (1,562,300)    $ (1,139,700)
     Adjustments to reconcile net loss to net
         cash used by operating activities:
             Depreciation and amortization                             779,400          359,300
             Gain on sale of assets                                     (3,700)               -
             Deferred income taxes                                  (1,139,600)        (603,400)
             Stock issued for services                                       -           12,200
         Changes in:
             Accounts receivable                                      (350,200)         130,800
             Inventories                                              (433,900)         (78,400)
             Prepaid expenses                                            9,100           16,000
             Deposits and other assets                                 (33,100)               -
             Refundable income taxes                                   106,300          (34,400)
             Accounts payable - trade and related party                 78,400          240,900
             Accrued wages and related expense                          41,100           51,500
             Accrued liabilities                                      (157,800)         232,200
                                                                  -------------    -------------

                 Net cash used by operating activities              (2,666,300)        (813,000)
                                                                  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment and leasehold
         improvements                                                 (185,900)      (1,922,800)
     Increase in intangibles                                           (63,100)         (27,900)
     Proceeds from sale of fixed assets                                 24,000                -
                                                                  -------------    -------------

                 Net cash used by investing activities                (225,000)      (1,950,700)
                                                                  -------------    -------------


The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                                      Page F - 6

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                          Years Ended December 31, 1998 and 1997

--------------------------------------------------------------------------------

                                                                       1998            1997
                                                                    -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on line of credit                                  138,000               -
     Borrowings on long-term debt                                    1,433,600       1,097,200
     Principal payments on long-term debt                             (153,400)     (1,068,900)
     Payments on obligations under capital lease                      (185,200)       (143,900)
     Proceeds from notes payable to related party                      994,000               -
     Reduction in accrued construction costs                                 -        (744,000)
     Reimbursement from obligations under capital lease                      -         147,400
     Proceeds from sale of common stock                                      -       4,164,700
     Deferred stock offering costs                                           -        (477,300)
                                                                    -----------    ------------

            Net cash provided by financing activities                2,227,000       2,975,200
                                                                    -----------    ------------

INCREASE (DECREASE) IN CASH                                           (664,300)        211,500

CASH, beginning of year                                                706,300         494,800
                                                                    -----------    ------------

CASH, end of year                                                   $   42,000     $   706,300
                                                                    ===========    ============



The accompanying notes are an integral part of these financial statements.

--------------------------------------------------------------------------------
                                                                      Page F - 7

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

Description of operations - Mendocino Brewing Company and its subsidiary operate two breweries, which are in the business of producing beer and malt beverages for the specialty "craft" segment of the beer market, as well as own and operate a brew pub and gift store. The breweries are in two locations, one in Ukiah, California and the other in Saratoga Springs, New York. The brew pub and gift store are located in Hopland, California. The majority of sales for Mendocino Brewing Company are in California. The company began operations at the Saratoga Springs, New York facility in December 1997. The company brews several brands, of which Red Tail Ale is the Flagship brand. In addition, the Company performs contract brewing for several other brands.

Principles of consolidation - The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiary, Releta Brewing Company LLC., which operates in Saratoga Springs, New York. All material inter-company balances and transactions have been eliminated.

Inventories - Inventories are stated at the lower-of-average cost or market.

Property and equipment - Property and equipment are stated at cost and depreciated or amortized using straight-line and accelerated methods over the assets' estimated useful lives. Capitalized interest was $0 and $263,400 in 1998 and 1997, respectively. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

       Building                                                 40 years
       Machinery and equipment                            5 -   40 years
       Furniture and fixtures                             5 -   10 years
       Leasehold improvements                             7 -   20 years

Intangibles - Intangibles consist of prepaid interest on the financing of the Ukiah brewery and placement fees associated with debt. Amounts are amortized using the straight line method over the lives of the debt.

During 1998 the Company purchased the brand rights, trademark and other intangible assets of Carmel Brewing Co. for 33,674 shares of common stock. The assets are being amortized over 40 years.



--------------------------------------------------------------------------------
                                                                      Page F - 8

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE  1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES (Continued)

Concentration of credit risks - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables and cash deposits in excess of FDIC limits. The Company's cash deposits are placed with major financial institutions. Wholesale distributors account for substantially all accounts receivable; therefore, this concentration risk is limited due to the number of distributors and state laws regulating the financial affairs of distributors of alcoholic beverages.

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

Basic loss per share - Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share was computed using the weighted average number of common shares outstanding. Debt convertible into 662,682 shares of common stock at $1.50 per share, and 12,500 stock options, at a weighted average price per share of $8.80, have been excluded from the weighted average shares outstanding since the effect of these potentially dilutive securities would be antidilutive.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results antidilutive.

Advertising - Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 1998 and 1997, were $214,700 and $153,900, respectively.



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

New  accounting  pronouncements  -  The  Financial  Accounting  Standards  Board
("FASB") has issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the value of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving the offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.


NOTE  2 - INVENTORIES

                                                           1998          1997
                                                        ----------    ----------

Raw materials                                           $ 276,800     $ 165,000
Work-in-process                                           210,500       101,700
Finished goods                                            438,900       210,800
Merchandise                                                51,800        66,600
                                                        ----------    ----------

                                                        $ 978,000     $ 544,100
                                                        ==========    ==========



--------------------------------------------------------------------------------
                                                                     Page F - 10

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE  3 - PROPERTY AND EQUIPMENT
                                                            1998             1997
                                                       -------------    -------------
Buildings                                              $  7,711,100     $  7,711,100
Machinery and equipment                                   5,263,700        5,055,000
Equipment under capital lease                             2,117,400        1,912,300
Land                                                        813,000          810,900
Leasehold improvements                                      777,600          771,800
Equipment in progress                                      123,500          177,700
Vehicles                                                     69,300           15,300
Furniture and fixtures                                       37,900           70,400
                                                       -------------    -------------

                                                         16,913,500       16,524,500
Less accumulated depreciation and amortization            1,653,700          882,000
                                                       -------------    -------------

                                                       $ 15,259,800     $ 15,642,500
                                                       =============    =============



NOTE  4 - LINE OF CREDIT

The Company has available a $3,000,000 line of credit with interest at the prime rate plus 2.25%. Approximately $1,484,000 was advanced to the Company in the form of a term loan (see Note 5). The bank's commitment under the line of credit matures September 2000. The agreement is secured by substantially all the assets of the Releta Brewing Company, LLC, a second position on the assets of Mendocino Brewing Co., accounts receivable, inventory and certain securities pledged by a stockholder.





--------------------------------------------------------------------------------
                                                                     Page F - 11

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  5 - LONG-TERM DEBT
                                                                                   1998            1997
                                                                                ------------    ------------
Note payable to bank, in monthly installments of $24,400,
     including interest at the Treasury Constant Maturity Index plus 4.17%, currently 4.59%, maturing December 2012, with
     a balloon payment, secured by substantially all the assets of
     the Mendocino Brewing Company                                              $ 2,679,900     $ 2,700,000

Note payable to financial institution, in monthly installments of $24,700 plus interest at the prime rate plus 2.25%,
     currently 10%, maturing March 2004, secured by
     substantially all the assets of the Releta Brewing Company a second position on the assets of Mendocino Brewing
     Company, and certain securities pledged by a stockholder                     1,484,000               -

Note payable, in monthly installments of $1,200, including
     interest at 5.65%, maturing March 2001, secured by
     vehicle                                                                         29,900               -

Note payable to an individual, paid in full                                               -          93,700
                                                                                ------------    ------------

                                                                                  4,193,800       2,793,700
Less current maturities                                                             322,000         130,400
                                                                                ------------    ------------

                                                                                $ 3,871,800     $ 2,663,300
                                                                                ============    ============

Maturities of long-term debt for succeeding years are as follows:

                                    Year Ending December 31,
                                    ------------------------
                                              1999                              $   322,000
                                              2000                                  377,900
                                              2001                                  373,900
                                              2002                                  377,100
                                              2003                                  384,400
                                           Thereafter                             2,358,500
                                                                                ------------

                                                                                $ 4,193,800
                                                                                ============



--------------------------------------------------------------------------------
                                                                     Page F - 12

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE  6 - OBLIGATIONS UNDER CAPITAL LEASE

The Company leases brewing and office equipment under various capital lease agreements with various financial institutions.

Future  minimum  lease  payments  under these capital  lease  agreements  are as follows:
                                    Year Ending December 31,
                                    ------------------------
                                              1999                              $   382,500
                                              2000                                  382,500
                                              2001                                  374,600
                                              2002                                  365,400
                                              2003                                  797,100
                                           Thereafter                                     -
                                                                                ------------

                                                                                  2,302,100
Less amounts representing interest                                                  555,000
                                                                                ------------

Present value of minimum lease payments                                           1,747,100
Less current maturities                                                             221,300
                                                                                ------------

                                                                                $ 1,525,800
                                                                                ============


NOTE  7 - NOTES PAYABLE TO RELATED PARTY

                                                                                   1998            1997
                                                                                ------------    ------------

Notes payable consists of convertible notes to United Breweries of
     America, a related party, with interest at the prime rate
     plus 1.5%, maturing 18 months after the advances,
     unsecured, subordinated to bank debt; notes mature
     through June 2000; notes are convertible to common
     stock at $1.50 per share upon maturity                                     $   994,000     $       -

Less current maturities                                                             850,600             -
                                                                                ------------    ------------

                                                                                $   143,400     $       -
                                                                                ============    ============




--------------------------------------------------------------------------------
                                                                     Page F - 13

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE  8 - PROFIT-SHARING PLAN

The Company has a profit-sharing retirement plan under which it may make employer contributions at the discretion of the Board of Directors, although no such contributions are required. Employer contributions vest over a period of six years. The plan covers substantially all full-time employees meeting certain minimum age and service requirements. There were no contributions made for the years ended December 31, 1998 and 1997.


NOTE  9 - COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company leases its Hopland, California facility under a noncancellable operating lease expiring August 2004. The monthly lease payment is $2,100, to be adjusted annually by increases in the Consumer Price Index, as defined in the lease agreement. The Company leases the land on which the New York brewery operates under a noncancellable operating lease expiring October 2002. The lease contains options, which management intends to exercise, to extend the lease for three additional 5 year periods and contains an option to purchase the property. The monthly lease payment is $8,800, to be adjusted annually by increases in Consumer Price Index, as defined in the lease agreement. Additionally, the Company leases certain equipment and vehicles under noncancellable operating leases which expire through March 1999. Total rent expense was $201,300 and $142,100 for the years ended December 31, 1998 and 1997, respectively. Future minimum lease payments are as follows:


              Year Ending December 31,
              ------------------------
                        1999                             $ 151,500
                        2000                               144,800
                        2001                               134,100
                        2002                               112,700
                        2003                                28,100
                     Thereafter                             17,100
                                                         ----------

                                                         $ 588,300
                                                         ==========



--------------------------------------------------------------------------------
                                                                     Page F - 14

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE  9 - COMMITMENTS AND RELATED PARTY TRANSACTIONS (Continued)

Keg management agreement - In January 1997, the Company entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides half-barrel kegs for which the Company pays a service fee between $5 and $15, depending on volume. The agreement is effective April 1, 1997, for a five year period. Mendocino Brewing Company has the option to terminate the agreement with 30 days notice. If terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from Micro Star at purchase prices ranging from $54 to $84 per keg. Rental expense associated with this agreement was $124,800 and $63,500 for the years ended December 31, 1998 and 1997, respectively.

The Company reimburses certain expenses to United Breweries of America (UBA), a related party, owning approximately 47% of the common stock, for consulting, salaries, corporate financing and marketing activities. Total expenses for UBA in 1998 and 1997 were $77,800 and $80,200. Interest expense associated with the UBA notes was $64,900 for the year ended December 31, 1998.


NOTE  10 - CONTINGENCIES

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In addition, certain hardware components may not function properly as the year 2000 approaches. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Management has completed a review of the Company's computer software programs, hardware components, and other systems, and believes that any costs to be incurred to ensure its systems are Year 2000 compliant will not be significant.


NOTE  11 - MAJOR CUSTOMERS

Sales to the top five customers totaled $3,029,000 and $2,192,000 for the years ended December 31, 1998 and 1997, respectively representing 44% and 45% of sales.



--------------------------------------------------------------------------------
                                                                     Page F - 15

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock

The Company began offering 600,000 shares of stock for sale in a second offering beginning February 1997. The Company sold 19,516 shares of stock for total gross proceeds of $164,600. In connection with this second offering, the Company offset $164,600 of issuance costs against the proceeds from the sale of common stock. The second offering was terminated in August 1997. The Company wrote off approximately $140,500 of additional issuance costs which are included in miscellaneous expense on the 1997 statement of operations.

In October 1997, the Company entered into an agreement with United Breweries of America (UBA) whereby UBA purchased 2,119,647 shares of stock for $4,000,000 cash and all the outstanding shares of Releta Brewing Company, LLC, valued at $5,000,000. In connection with this transaction, the Company paid $514,600 of issuance costs associated with the shares of common stock purchased.

Preferred Stock

The Company has authorized 2,000,000 shares of preferred stock, of which 227,600 have been designated as Series A. At the time of the incorporation of the partnership, the Company issued 227,600 shares of non-voting, no-par value Series A Preferred Stock in exchange for partnership assets. The partnership distributed the Series A Preferred Stock to it's partners on January 3, 1994. Series A shareholders are entitled to receive cash dividends and/or liquidation proceeds equal in the aggregate to $1.00 per share before any cash dividends are paid on the Common Shares or any other series of Preferred Shares. When the entire Series A dividend/liquidation proceeds have been paid, the Series A Shares shall automatically be canceled and cease to be outstanding.


NOTE 13 - STOCK OPTION PLAN

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


--------------------------------------------------------------------------------
                                                                     Page F - 16

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE  13 - STOCK OPTION PLAN (Continued)

The exercise price of incentive options must be no less than the fair-market value of such stock at the date the option is granted, while the exercise price of nonstatutory options will be no less than 85% of the fair-market value per share on the date of grant. With respect to options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock, the exercise price will be no less than 110% of the fair-market value of such share at the grant date. During 1997, the Company issued 70,000 options to five key employees under the terms of their employment contracts. As a part of the investment agreement with United Breweries of America, these five employees signed new employment agreements which superseded the old agreements and canceled the options. Also, during 1997, the Company issued 12,500 option to an officer for his personal guarantee of debt. The personal guarantee has since been removed.

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

                                                      1998             1997
                                                  -------------    -------------

Net earnings - as reported                        $ (1,572,400)    $ (1,139,700)
Net earnings - pro forma                          $ (1,572,400)    $ (1,216,300)

Earnings per share - as reported                  $      (0.35)    $      (0.40)
Earnings per share - pro forma                    $      (0.35)    $      (0.42)


The  fair  value  of  each  option  is  estimated  on date of  grant  using  the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1997.
There were no options granted in 1998.

                                                                       1997
                                                                   -------------

Dividends                                                                  None
Expected volatility                                                        1000%
Risk free interest rate                                                    5.35%
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


--------------------------------------------------------------------------------
                                                                     Page F - 17

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE 13 - STOCK OPTION PLAN (Continued)

The following table summarizes common stock option activity:
                                                       Shares Under    Weighted-Average
                                                          Option        Exercise Price
                                                       -------------   ----------------
Balance, December 31, 1996                                        -    $              -
Granted                                                      82,500                8.95
Exercised                                                         -
Canceled                                                    (70,000)               8.97
                                                       -------------

Balance, December 31, 1997                                   12,500    $           8.80
Granted                                                           -                   -
Exercised                                                         -
Canceled                                                          -                   -
                                                       -------------

Balance, December 31, 1998                                   12,500    $           8.80
                                                       =============



NOTE 14 - INCOME TAXES

                                                           1998             1997
                                                       -------------   ----------------
Current
     Federal                                           $         -     $              -
     State                                                      800                 800
     Benefit of net operating loss carryback                      -            (106,300)
                                                       -------------   ----------------

                                                                800           (105,500)
                                                       -------------   ----------------
Deferred
     Current                                                (98,800)           (16,400)
     Non-current                                         (1,040,800)          (587,000)
                                                       -------------   ----------------

                                                         (1,139,600)          (603,400)
                                                       -------------   ----------------

                                                       $ (1,138,800)   $      (708,900)
                                                       =============   ================



--------------------------------------------------------------------------------
                                                                     Page F - 18

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE 14 - INCOME TAXES (Continued)

The  difference  between the actual  income tax  provision and the tax provision computed by applying the statutory  federal  income tax rate to earnings  before taxes is attributable to the following:
                                                                     1998           1997
                                                                 -------------    -----------
Income tax benefit at 34%                                        $   (925,200)    $ (628,500)
State taxes                                                               800            800
State tax benefit of net operating loss carry forward                (111,300)       (81,000)
Recognition of future tax (deductions)                               (103,100)          (200)
                                                                 -------------    -----------

                                                                 $ (1,138,800)    $ (708,900)
                                                                 =============    ===========


Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                                     1998           1997
                                                                 -------------    -----------

Inventories                                                      $      6,600     $    4,000
Accruals                                                              141,800         38,500
Other                                                                 (10,100)        (3,000)
                                                                 -------------    -----------

Current deferred tax asset                                       $    138,300     $   39,500
                                                                 =============    ===========

Depreciation and amortization                                    $    (35,300)    $  (18,600)
Investment tax credit carryforward                                     43,500         43,500
Benefit of net operating loss carryforward                          1,700,800        593,500
Other                                                                 (94,800)       (45,000)
                                                                 -------------    -----------

Non-current deferred tax asset                                   $  1,614,200     $  573,400
                                                                 =============    ===========



--------------------------------------------------------------------------------
                                                                     Page F - 19

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE 14 - INCOME TAXES (Continued)

At December 31, 1998, the Company has available for carryforward approximately $4,700,000, $1,830,000 and $515,000 of federal, California and New York net operating losses. Approximately $940,000 of the federal and New York net operating losses will expire in 2012, the remaining portion will expire in 2018. The California net operating losses expire beginning 2001 through 2003. The Company also has $43,500 of California Manufactures Investment Tax Credits that can be carried forward to reduce future taxes and expire in 2005. The benefit from these loss carryforwards and credits has been recorded, resulting in a deferred tax asset. A valuation allowance is not provided since the Company believes it is more likely than not that the loss carryforwards will be fully utilized.


NOTE 15 - SEGMENT INFORMATION

The Company's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 90.1% of the Company's total gross sales during 1998. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery.
This segment  accounted for 9.9% of the Company's total gross sales during 1998.
A summary of each segment is as follows:

                                                                    Year Ending December 31, 1998
                                           ---------------------------------------------------------------------------------
                                               Brewing              Hopland             Corporate
                                              Operations            Brewery             and other               Total
                                           -----------------    -----------------    -----------------    ------------------
Sales                                         $ 6,233,400            $ 685,400           $        -           $ 6,918,800
Operating loss                                    (89,200)             (82,700)                   -              (171,900)
Identifiable assets                            16,056,500               67,100            2,799,600            18,923,200
Depreciation and amortization                     694,900                6,100               78,400               779,400
Capital expenditures                              296,400                    -              114,100               410,500


                                                                    Year Ending December 31, 1997
                                           ---------------------------------------------------------------------------------
                                               Brewing              Hopland             Corporate
                                              Operations            Brewery             and other               Total
                                           -----------------    -----------------    -----------------    ------------------

Sales                                         $ 3,856,300            $ 987,600           $        -           $ 4,843,900
Operating loss                                   (127,800)            (144,500)                   -              (272,300)
Identifiable assets                            16,027,200               98,700            1,900,500            18,026,400
Depreciation and amortization                     340,100                6,800               12,400               359,300
Capital expenditures                            1,891,800                    -               31,000             1,922,800



--------------------------------------------------------------------------------
                                                                     Page F - 20

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------


NOTE 16 - STATEMENT OF CASH FLOWS

Supplemental cash flow information includes the following:

                                                          1998           1997
                                                        ---------    -----------
Cash paid during the year for:
     Interest                                           $ 623,400    $   644,400
     Income taxes                                       $   2,300    $       800

Non-cash investing and financing activities:
     Seller financed equipment                          $ 224,300    $    19,500
     Issuance of stock for goodwill                     $  45,800    $         -
     Transfer of liabilities to long-term debt          $  80,200    $         -
     Deposit offset against long-term debt              $       -    $   290,000
     Issuance of stock for stock in Releta              $       -    $ 5,000,000



--------------------------------------------------------------------------------
                                                                     Page F - 21