Form 10QSB
period 1999-03-31
MENDOCINO BREWING CO INC
filed 1999-05-14
CIK 919134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

   For the transition period from ____________________ to ____________________

                         Commission file number 1-13636


                         Mendocino Brewing Company, Inc.
        (Exact name of small business issuer as specified in its charter)


           California                                             68-0318293
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


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

The number of shares of the issuer's common stock outstanding as of March 31, 1999 is 4,497,059.

                                                               PART I

Item 1.  Financial Statements.

                                           MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEET
                                                           March 31, 1999
                                                             (Unaudited)


                                                               ASSETS
  CURRENT ASSETS
       Accounts receivable                                                                                             $    895,400
       Inventories                                                                                                          856,700
       Prepaid expenses                                                                                                     115,300
       Deferred income taxes                                                                                                138,300
                                                                                                                       ------------
                             Total Current Assets:                                                                        2,005,700
                                                                                                                       ------------
  PROPERTY AND EQUIPMENT                                                                                                 15,093,800
                                                                                                                       ------------
  OTHER ASSETS
       Deferred Taxes and Other Assets                                                                                    2,045,300
                                                                                                                       ------------
                             Total Other Assets:                                                                          2,045,300
                                                                                                                       ------------
                             Total Assets:                                                                             $ 19,144,800
                                                                                                                       ============


                                                LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
       Accounts payable                                                                                                $  1,159,200
       Accrued liabilities                                                                                                  111,400
       Accrued wages and related expense                                                                                    224,900
       Current maturities of notes payable to related party                                                                 994,000
       Current maturities of obligation under capital lease                                                                 229,100
       Current maturities of obligation under long-term debt                                                                337,400
                                                                                                                       ------------
                             Total Current Liabilities:                                                                   3,056,000

  LINE OF CREDIT                                                                                                          1,043,900
  LONG TERM DEBT, less current maturities                                                                                 3,823,200
  OBLIGATIONS under capital lease - less current maturities                                                               1,472,400
                                                                                                                       ------------
                             Total Liabilities:                                                                           9,395,500
                                                                                                                       ------------
  STOCKHOLDERS' EQUITY
       Common stock, no par value:  20,000,000 shares authorized, 4,497,059 shares issued and
          outstanding                                                                                                    12,413,000
       Preferred stock, Series A, no par value, with aggregate liquidation preference of
          $227,600; 227,600 shares authorized, issued and outstanding                                                       227,600
       Accumulated deficit                                                                                               (2,891,300)
                                                                                                                       ------------
                             Total Stockholders' Equity                                                                   9,749,300
                                                                                                                       ------------
                             Total Liabilities and Stockholders' Equity:                                               $ 19,144,800
                                                                                                                       =============

                             The accompanying notes are an integral part of these financial statements.

                                  MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                                                            ---------------------------------------
                                                                                                      THREE MONTHS ENDED
                                                                                                         March 31, 1999
                                                                                            ---------------------------------------
                                                                                               1999                        1998
                                                                                            -----------                 -----------
SALES                                                                                       $ 1,849,300                 $ 1,310,000
LESS EXCISE TAXES                                                                               110,800                      68,600
                                                                                            -----------                 -----------
NET SALES                                                                                     1,738,500                   1,241,400
COST OF GOODS SOLD                                                                            1,405,300                   1,122,500
                                                                                            -----------                 -----------
GROSS PROFIT                                                                                    333,200                     118,900
                                                                                            -----------                 -----------
OPERATING EXPENSES
     Retail operating                                                                            90,000                     111,800
     Marketing                                                                                  344,600                     168,000
     General and administrative                                                                 350,500                     428,800
                                                                                            -----------                 -----------
                                                                                                785,100                     708,600
                                                                                            -----------                 -----------
LOSS FROM OPERATIONS                                                                           (451,900)                   (589,700)
                                                                                            -----------                 -----------
OTHER INCOME (EXPENSE)
     Interest income                                                                               --                         1,800
     Other income (expense)                                                                       5,900                      (3,700)
     Interest expense                                                                          (206,600)                   (121,900)
                                                                                            -----------                 -----------
                                                                                               (200,700)                   (123,800)
                                                                                            -----------                 -----------
LOSS BEFORE INCOME TAXES                                                                       (652,600)                   (713,500)
Benefit From Income Taxes                                                                      (260,100)                   (285,200)
                                                                                            -----------                 -----------
NET LOSS                                                                                    $  (392,500)                $  (428,300)
                                                                                            ===========                 ===========
LOSS PER SHARE                                                                              $     (0.09)                $     (0.10)
                                                                                            ===========                 ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                    4,497,059                   4,463,385
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

                                           MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                                  ---------------------------------
                                                                                                         THREE MONTHS ENDED
                                                                                                              March 31,
                                                                                                  ---------------------------------
                                                                                                    1999                    1998
                                                                                                  ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                                     $(392,500)              $(428,300)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation and amortization                                                              202,500                 165,400
         Deferred income taxes                                                                     (261,100)               (285,200)
     Changes in:
         Accounts receivable                                                                       (215,500)               (133,400)
         Inventories                                                                                121,300                  22,300
         Prepaid expenses                                                                           (81,800)               (164,600)
         Deposits and other assets                                                                   (2,100)                   --
         Accounts payable                                                                           352,500                  14,000
         Accrued wages and related expenses                                                          14,100                 (36,000)
         Accrued liabilities                                                                         20,400                  54,800
                                                                                                  ---------               ---------
                 Net cash used by operating activities:                                            (242,200)               (791,000)
                                                                                                  ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold
       improvements                                                                                 (19,200)                (77,700)
                                                                                                  ---------               ---------
                 Net cash used by investing activities:                                             (19,200)                (77,700)
                                                                                                  ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from line of credit                                                               305,900                    --
     Principal payments on long-term debt                                                           (33,100)                 (1,900)
     Borrowings on long-term debt                                                                      --                   305,000
     Payments on obligation under long-term lease                                                   (53,400)                (38,700)
                                                                                                  ---------               ---------
             Net cash provided by financing activities:                                             219,400                 264,400
                                                                                                  ---------               ---------
DECREASE IN CASH                                                                                    (42,000)               (604,300)
CASH, beginning of period                                                                            42,000                 706,300
                                                                                                  ---------               ---------
CASH, end of period                                                                               $    --                 $ 102,000
                                                                                                  =========               =========
     Supplemental cash flow information includes the
       following:
       Cash paid during the period for:
         Interest                                                                                 $ 206,600               $ 121,900
                                                                                                  ---------               ---------

                             The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note 2 - Line of Credit

The Company has available a $3,000,000 line of credit from a financial institution with interest at the prime rate plus 2.25%. Approximately $1,484,000 was advanced to the Company in the form a term loan. The term loan is repayable in monthly installments of $24,700 over sixty months commencing March 1999. The bank's commitment under the line of credit matures September 2000. The agreement is secured by substantially all of the assets of the Releta Brewing Company, LLC, a second position on the assets of the Company, accounts receivable, inventory and certain securities pledged by a stockholder.

Note 3 - Notes Payable

In March 1998, the Company refinanced its short-term construction note that matured on January 1, 1998, to a $2,700,000 note, with interest at Treasury Constant Maturity Index for five year treasuries plus 4.17%, currently 9.27%. The note requires monthly payments of principal and interest of $24,400. The note matures in December 2012 with a balloon payment and is secured by real property located in Ukiah, California.

The Company has a notes payable which consists of convertible notes to United Breweries of America, a related party, in the amount of $994,000 as of March 31, 1999. The notes bear interest at the prime rate plus 1.5%, maturing 18 months after the advances, unsecured, subordinated to bank and financial institution debt; notes mature through June 2000; notes are convertible at the option of United Breweries of America to common stock at $1.50 per share upon maturity.

The company has a note in the amount of $27,800 payable in monthly installments of $1,200, including interest at 5.65%, maturing March 2001, secured by an automobile.

Note 4 - Income Taxes

As of March 31, 1999, the Company had available net operating loss carryovers of approximately $5,100,000, $1,990,000 and $580,000 of federal, California and New York net operating losses, respectively. The federal and New York operating losses expire through 2018. California operating losses expire through 2003. The benefit from these loss carryforwards has been recorded, resulting in a deferred tax asset. A valuation allowance is not provided since the Company believes it is more likely than not that the loss carryforwards will be fully utilized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto included as Item 1 of this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-QSB contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationships or performance and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are valid as of the date of this filing.

Overview

The results of the first three months of 1999 showed a substantial growth in sales volume both out of the facility located in Ukiah, California, and the facility located in Saratoga Springs, New York. Sales (measured in barrels) during the first three months of 1999 increased to 9,985 barrels from 6,095 barrels in the first three months of 1998. This represents an increase of 64% over the first three months of 1998. Of the total sales of 9,985 barrels, the sales out of the Ukiah facility amounted to 7,600 barrels and the sales out of the Saratoga Springs facility amounted to 2,385 barrels.

The increase in net sales during the three-month period ending March 31, 1999 was achieved in significant part through increased and improved marketing efforts.

The high costs associated with the brewery located at Ukiah, the fixed costs of the Ten Springs brewery, and interest expense contributed to a net loss of $392,500 for the first three months of 1999. The loss from operations as a percentage of net sales decreased from 47.5% for the first quarter of 1998 to 26% for the first quarter of 1999.

Results of Operations

Three Months Ending March 31, 1999 Compared to Three Months Ending March 31, 1998. The following discussion sets forth information for the three-month periods ending March 31, 1999 and 1998. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Operations, as set forth above under "Financial Statements," for the periods indicated:

                                                          ---------------------
                                                           Three Months Ended
                                                                 March 31
                                                          ---------------------
                                                          1999            1998
Statements of Income Data:

Sales                                                     106.37%        105.52%

Excise taxes                                                6.37           5.52

Net Sales                                                 100.00         100.00

Cost of Sales                                              80.83          90.42

Gross Profit                                               19.17           9.58

Retail Operating Expense                                    5.18           9.01

Marketing Expense                                          19.82          13.53

General and Administrative Expenses                        20.16          34.54

Total Operating Expenses                                   45.16          57.08

Loss from Operations                                      (25.99)        (47.50)

Other Income (expense)                                       .34          (0.30)

Interest income (expense)                                 (11.88)         (9.67)

Loss before income taxes                                  (37.54)        (57.47)

Benefit from income taxes                                  14.96          22.97

Net Loss                                                  (22.58)        (34.50)

                                                --------------------------------
                                                       Three Months Ended
                                                              March 31
                                                --------------------------------
                                                    1999                1998
Balance Sheet Data:

Cash                                            $          0        $    102,000

Working Capital                                   (1,050,300)            230,900

Property and Equipment                            15,093,800          15,555,500

Deposits and Other Assets                          2,045,300              41,300

Total Assets                                      19,144,800          17,895,300

Long-term Debt                                     4,867,100           3,074,300

Obligation under Capital  Lease                    1,472,400           1,523,500

Total Liabilities                                  9,395,500           6,665,400

Shareholder's equity                               9,749,300          11,229,900


Net Sales. Net sales for the first three months of 1999 were $1,738,500 compared to $1,241,400 for the first three months of 1998, representing an increase of 40.04%. The sales volume increased to 9,985 barrels during the first quarter of 1999, from 6,095 barrels during the first quarter of 1998, representing an increase of 63.82%. Management attributes the increased sales to improved marketing strategies, including new point-of-sale materials. The increase in overall net sales during the first quarter of 1999 was achieved solely by higher wholesale shipments during the first quarter of 1999, which represented an increase of $561,800 over the wholesale shipments during the first quarter of 1998. Partially as a result of management's focus on wholesale beer sales, retail sales for the first quarter of 1999 were $60,500 less than retail sales during the first quarter of 1998.

Cost of Goods Sold. Cost of goods sold as a percentage of net sales during the first quarter of 1999 was 80.83%, as compared to 90.42% during the first quarter of 1998, representing a decrease of 9.59%. As a percentage of net sales, during the first quarter of 1999, labor costs decreased from 20.27% in 1998, to 15.67% in 1999, depreciation decreased from 12.16% in 1998 to 9.80% in 1999, utilities decreased from 4.58% in 1998 to 3.84% in 1999, property taxes decreased from 2.18% in 1998 to 1.78% in 1999, insurance costs increased from 1.64% in 1998 to 1.84% in 1999, wastewater decreased from 1.33% in 1998 to 0.6% in 1999, indirect materials decreased from 1.17% in 1998 to 0.36% in 1999, thereby mainly contributing to the decrease of 9.59% of the cost of goods sold as a percentage of net sales, as compared to the first quarter of 1998. Management attributes the decrease to higher sales volumes thereby lowering per barrel production costs at both the Ukiah and Ten Springs breweries.

Gross Profit. As a result of the higher net sales as explained above, gross profit for the first quarter of 1999 increased to $333,200, from $118,900 for the comparable period of 1998, representing an increase of 180%. As a percentage of net sales, the gross profit during the first quarter of 1999 increased to 19.17% from 9.58% for the corresponding period of 1998.

Operating Expenses. Operating expenses for the first quarter of 1999 were $785,100, as compared to $708,600 for the first quarter of 1998, representing an increase of 10.8%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

Retail operating expenses for the first quarter of 1999 were $90,000, representing a decrease of $21,800, or 19.50%, from the first quarter of 1998. As a percentage of net sales, retail operating expenses decreased to 5.18% as compared to 9.01% for the first three months of 1998. The decrease in retail operating expenses consisted of a decrease in labor costs of $21,600 and other expenses by $200.

Marketing and distribution expenses for the first quarter of 1999 were $344,600, representing an increase of $176,600, or 105%, from the first quarter of 1998. As a percentage of net sales, marketing and distribution expenses represented 19.82% as compared to 13.53% during the first quarter of 1998. Compared to the first quarter of 1998, marketing and sales labor increased by $117,200; telephone expenses increased by $7,500, sales promotions expenses increased by $30,400, point-of-sale expenses increased by $27,200, website and other media expenses increased by $6,500, freight decreased by $13,700, and other net expenses increased by $1,500.

General and administrative expenses were $350,500, representing a decrease of $78,300 from the first quarter of 1998. As a percentage of net sales, the general and administrative expenses were 20.16% for the first quarter of 1999, as compared to 34.54% for the first quarter of 1998. As compared to the first quarter of 1998, professional and legal fees decreased by $49,900, depreciation decreased by $11,300, meal and entertainment decreased by $9,000 and net miscellaneous expenses decreased by $8,100.

Other Income (Expense). Other expenses for the first three months of 1999 were ($200,700), representing an increase of $76,900 when compared to the first quarter of 1998. The increase was due to an increase in interest expenses for the first quarter of 1999 of $84,700, which was partially offset by an increase in miscellaneous income of $7,800.

Benefit From Income Taxes. The benefit from income taxes for the first three months of 1999 was $260,100, as compared to $285,200 for the first quarter of 1998. The benefit from income taxes was due to the expected future benefit of carrying forward net operating losses.

Net Loss. The net loss for the first three months of 1999 was $392,500, as compared to a net loss of $428,300 for the first three months of 1998. As a percentage of net sales, the net loss for the first quarter of 1999 decreased to 22.58%, as compared to 34.50% for the first quarter of 1998.

Segment Information

Mendocino Brewing Company, Inc.'s business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 95% of the Company's gross sales for the first quarter of 1999. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 5% of the Company's total gross sales during the first quarter of 1999.

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

The  Company's   business   segments  are  brewing   operations   and  a  retail
establishment  known as the  Hopland  Brewery.  A summary of each  segment is as follows:

                                                                            Three Months Ended March 31, 1999
                                                      -----------------------------------------------------------------------------
                                                        Brewing               Hopland             Corporate
                                                       Operations             Brewery              and Other               Total
                                                      -----------------------------------------------------------------------------
Sales                                                 $  1,755,400          $     93,900          $       --           $  1,849,300
Operating Loss                                             (73,300)              (28,100)                 --               (101,400)
Identifiable Assets                                     14,116,600                 7,900             5,020,300           19,144,800
Depreciation and amortization                              180,100                 1,700                20,700              202,500
Capital Expenditures                                        22,800                  --                   4,100               26,900


                                                                            Three Months Ended March 31, 1998
                                                      -----------------------------------------------------------------------------
                                                        Brewing               Hopland             Corporate
                                                       Operations             Brewery              and Other               Total
                                                      -----------------------------------------------------------------------------
Sales                                                 $  1,155,600          $    154,400          $       --           $  1,310,000
Operating Loss                                            (131,900)              (29,000)                 --               (160,900)
Identifiable Assets                                     14,587,500                30,600             3,277,200           17,895,300
Depreciation and amortization                              151,700                 1,500                12,200              165,400
Capital Expenditures                                        77,800                  --                    --                 77,800


Seasonality

Beer consumption nationwide has historically been approximately 20% higher during the summer months as compared to the other months of the year. It is not clear to what extent seasonality will affect the Company as it expands its capacity and its geographic markets.

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

Liquidity and Capital Resources

Long Term Debt. The Company has in place a $2,700,000 term loan from the Savings Bank of Mendocino County. The loan is payable in monthly installments of $24,400, including interest at the Treasury Constant Maturity Index plus 4.17%, currently 9.27%, maturing in December 2012 with a balloon payment. The loan is secured by some of the assets of the Company (other than the Ten Springs brewery), including without limitation, a first priority deed of trust on the Ukiah land and improvements, fixtures and most of the equipment of the Company.

Credit Facility. The CIT Group/Credit Finance, Inc., located in Chicago, Illinois, has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2000. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,483,968 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments, each in the amount of $24,733, commencing on March 24, 1999. Of the initial term loan, $600,000 was used to repay all amounts outstanding on the loan from WestAmerica Bank. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of March 31, 1999, the total amount outstanding on the line of credit was $2,503,135.

Equipment Lease. The Company has leased from FINOVA Capital Corporation ("Finova") brewing equipment at a total cost of approximately $1,780,000 to the Company for a term of 7 years (commencing December 1996) with monthly rental payments of approximately $27,100 each. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% nor more than 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at monthly rental payments of approximately $39,000 with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable.

Shareholder Commitment. In early 1998, the Company's largest shareholder, United Breweries of America, Inc. ("UBA"), agreed to provide the Company with a credit facility of up to $2 million to fund the operations of the Company. The credit facility was to be secured by the assets of Releta Brewing Company, LLC ("RBC"). Advances on the credit facility bear interest at the prime rate of the Bank of America in San Francisco plus 1.5% , due and payable quarterly. The principal amount of each advance, together with any accrued but unpaid interest on such advance, is due 18 months after the date of such advance. The advances also include a conversion feature whereby UBA can, at its option, convert the principal and any accrued but unpaid interest into unregistered shares of the Company's common stock on or after the maturity date, at a rate of one share of common stock for each $1.50 of principal and unpaid interest. In the course of facilitating the loan from The CIT Group/Credit Finance, Inc. ("CIT"), UBA and the Company materially amended the terms of the credit facility. Specifically, UBA was obligated to forego its security interest in the assets of RBC and subordinate the payment of any interest or principal on the advances from the credit facility to the obligations owed to CIT and Savings Bank of

Mendocino County. In addition, UBA pledged shares of stock of an affiliate of UBA to CIT. UBA has advanced a total of $994,000 as of March 31, 1999; accrued but unpaid interest on the advances totals $22,662 as of March 31, 1999.

Subsequently, due to the material amendments to the terms of the credit facility, UBA and the Company have terminated the current credit facility. The termination of the current credit facility and the establishment of a new credit facility is not expected to affect the status of the advances which UBA has made to date. In addition, UBA has offered the Company a new credit facility in the amount of $800,000. UBA's new $800,000 credit facility would be on similar terms as the old credit facility provided that, under the new credit facility, the Company would be required to make quarterly interest payments in cash and the conversion price at which UBA can convert outstanding principal and interest into the Company's common stock may be reduced. Under the current credit facility, the Company has made interest payments by issuing additional convertible notes to UBA. The Company is in discussions with CIT, Finova, and Savings Bank of Mendocino County to obtain their agreement to certain terms of the proposed UBA credit facility. There can be no assurances that the Company can obtain such terms from its other creditors which would result in UBA making the new credit facility available to the Company. The failure to obtain the new credit facility from UBA, or an alternate source of working capital will have a material adverse effect on the Company.

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

The Company's ratio of current assets to current liabilities on March 31, 1999, was .66 to 1.0 and its ratio of assets to liabilities was 2.04 to 1.0.

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

The Company believes that its most significant internal risk posed by the year 2000 problem is the possibility of a failure of equipment involved in its brewing processes. If the brewing processes equipment were to fail, the Company would have to implement manual processes, which may slow production levels that would affect the Company's sales volume. The programmable logic controller connected to the brewing equipment and the processes are not date sensitive. A testing of the brewing house facility computer operations indicated that all of the computer systems are year 2000 compliant. However, there can be no assurance that problems may not arise relevant to year 2000.

The third parties whose year 2000 problems could have the greatest effect on the Company are believed by the Company to be the banks that maintain the Company's depository accounts, the company that processes the Company's payroll, and the Company's suppliers and distributors. The Company has not confirmed the state of year 2000 readiness of these parties.

The Company has not yet established a "contingency plan" to address potential year 2000 problems and is currently considering the extent to which it will develop a formal contingency plan.

Impact of Expansion on Cash Flow.

The Company must make timely payment of its debt and lease commitments to continue its operations. Unused capacity at the Ukiah facility and the Saratoga Springs facility has placed additional demands on the Company's working capital. Historically, working capital for the day to day business operations was provided primarily through operations. Beginning approximately with the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for the day to day operations of the Company. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities. However, there can be no assurances that the Company will have access to any such sources of funds in the future, and the inability to secure sufficient funds will have a materially adverse effect on the Company.


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

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 6. Exhibits and Reports on Form 8-K.

   Exhibit
   Number           Description of Document
   ------           -----------------------
     3.1    (A)     Articles of Incorporation, as amended, of the Company.
     3.2    (B)     Bylaws of the Company
     4.1            Articles  5 and  6 of  the  Articles  of  Incorporation,  as
                    amended, of the Company (Reference is made to Exhibit 3.1).
     4.2            Article 10 of the  Restated  Articles of  Incorporation,  as
                    amended, of the Company (Reference is made to Exhibit 3.2).
    10.1    (A)     Mendocino Brewing Company Profit Sharing Plan.
    10.2    (A)     1994 Stock Option Plan (previously filed as Exhibit 99.6).
    10.3    (M)     Employment Agreement with H. Michael Laybourn.
    10.4    (A)     Wholesale Distribution Agreement between the Company and Bay
                    Area Distributing.
    10.5    (A)     Wholesale  Distribution  Agreement  between  the Company and
                    Golden Gate Distributing.
    10.6    (A)     Sales Contract between the Company and John I. Hass, Inc.
    10.7    (F)     Liquid Sediment Removal  Services  Agreement with Cold Creek
                    Compost, Inc.
    10.8    (A)     Lease Agreement between the Company and Kohn Properties.
    10.9    (C)     Commercial  Real Estate  Purchase  Contract  and Receipt for
                    Deposit (previously filed as Exhibit 19.2).
    10.15   (N)     Commercial Lease between  Stewart's Ice Cream Company,  Inc.
                    and Releta Brewing Company LLC.
    10.16   (M)     Agreement  between  United  Breweries  of America,  Inc. and
                    Releta  Brewing  Company  LLC  regarding  payment of certain liens.
    10.17   (K)+    Keg Management Agreement with MicroStar Keg Management LLC.
    10.18   (E)     Agreement to  Implement  Condition of Approval No. 37 of the
                    Site  Development  Permit  95-19  with  the  City of  Ukiah,
                    California (previously filed as Exhibit 19.6).
    10.19   (G)     Manufacturing  Business  Expansion and Relocation  Agreement
                    with the City of Ukiah.
    10.20   (G)     Manufacturing  Business  Expansion and Relocation  Agreement
                    with the Ukiah Redevelopment Agency.
    10.21   (O)     $2,700,000  Note in favor of the Savings  Bank of  Mendocino
                    County.
    10.22   (O)     Hazardous  Substances  Certificate  and  Indemnity  with the
                    Savings Bank of Mendocino County.
    10.23   (J)     Equipment Lease with FINOVA Capital Corporation.
    10.24   (J)     Tri-Election  Rider to Equipment  Lease with FINOVA  Capital
                    Corporation.
    10.25   (J)     Master Lease Schedule with FINOVA Capital Corporation.
    10.26   (L)     Investment Agreement with United Breweries of America, Inc.
    10.27   (L)     Shareholders'  Agreement Among the Company, United Breweries
                    of  America,  Inc.,  H.  Michael  Laybourn,  Norman  Franks,
                    Michael Lovett, John Scahill, and Don Barkley.
    10.28   (L)     Registration  Rights  Agreement  Among the  Company,  United
                    Breweries  of America,  Inc.,  H. Michael  Laybourn,  Norman
                    Franks, Michael Lovett, John Scahill, and Don Barkley.
    10.29   (P)     Indemnification Agreement with Vijay Mallya.
    10.30   (P)     Indemnification Agreement with Michael Laybourn.

   Exhibit
   Number           Description of Document
   ------           -----------------------
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

   Exhibit
   Number           Description of Document
   ------           -----------------------
            (R)     Incorporated by reference from the Company's  Report on Form
                    10-QSB for the quarterly period ended September 30, 1998.
            (S)     Incorporated  by  reference  from  the  Amendment  No.  4 to
                    Schedule 13D filed with the Commission on February 18, 1999, by United Breweries of America, Inc. and Vijay Mallya.
            (T)     Incorporated by reference from the Company's  Report on Form
                    10-KSB for the annual period ended December 31, 1998, previously filed with the Commission.
            +       Portions  of  this  Exhibit  were  omitted  pursuant  to  an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              REGISTRANT:

                                              MENDOCINO BREWING COMPANY, INC.


Dated:  May 12, 1999                          By: /s/ H. Michael Laybourn
                                                  ------------------------------
                                                  H. Michael Laybourn
                                                  President



Dated:  May 12, 1999                          By: /s/ P.A. Murali
                                                  ------------------------------
                                                  P.A. Murali
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


  Exhibit
  Number
    27                  Financial Date Schedule