Form 10QSB
period 1999-06-30
MENDOCINO BREWING CO INC
filed 1999-08-12
CIK 919134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

       For the transition period from ________________  to  ____________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's common stock outstanding as of June 30, 1999 is 4,497,059.

                                                        PART I

Item 1.  Financial Statements.


                                    MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEET
                                                     June 30, 1999
                                                      (Unaudited)

                                                        ASSETS
  CURRENT ASSETS
       Accounts receivable                                                                                  $1,261,000
       Inventories                                                                                             933,200
       Prepaid expenses                                                                                         70,200
       Deferred income taxes                                                                                   138,300
                                                                                                           -----------
                             Total Current Assets:                                                           2,402,700
                                                                                                           -----------
  PROPERTY AND EQUIPMENT                                                                                    15,026,500
                                                                                                           -----------
  OTHER ASSETS
       Deferred Taxes                                                                                        2,016,000
       Other Assets                                                                                            150,700
                                                                                                           -----------
                             Total Other Assets:                                                             2,166,700
                                                                                                           -----------
                             Total Assets:                                                                 $19,595,900
                                                                                                           ===========



                                         LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
       Accounts payable                                                                                     $1,431,500
       Accrued liabilities                                                                                     210,900
       Accrued wages and related expense                                                                       198,800
       Current maturities of notes payable to related party                                                    994,000
       Current maturities of obligation under capital lease                                                    256,500
       Current maturities of obligation under long-term debt                                                   337,700
                                                                                                           -----------
                             Total Current Liabilities:                                                      3,429,400

  LINE OF CREDIT                                                                                             1,402,400
  LONG TERM DEBT, less current maturities                                                                    3,739,000
  OBLIGATIONS under capital lease - less current maturities                                                  1,485,600
                                                                                                           -----------
                             Total Liabilities:                                                             10,056,400
                                                                                                           -----------
  STOCKHOLDERS' EQUITY
       Common stock, no par value:  20,000,000 shares authorized, 4,497,059 shares issued and
          outstanding                                                                                       12,413,000
       Preferred stock, Series A, no par value, with aggregate liquidation preference of
          $227,600;  227,600 shares authorized, issued and outstanding                                         227,600
       Accumulated deficit                                                                                 (3,101,100)
                                                                                                           -----------
                             Total Stockholders' Equity                                                      9,539,500
                                                                                                           -----------
                             Total Liabilities and Stockholders' Equity:                                   $19,595,900
                                                                                                           ===========

                       The accompanying notes are an integral part of these financial statements.


                                           MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                              -----------------------------        -------------------------------
                                                                    THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                      June 30, 1999                          June 30, 1999
                                                               -----------------------------        -------------------------------
                                                                   1999              1998                 1999              1998
                                                                   ----              ----                 ----              ----
SALES                                                          $ 2,485,200        $ 1,690,200        $ 4,334,500        $ 3,000,300
LESS EXCISE TAXES                                                  148,100            100,900            258,900            169,400
                                                               -----------        -----------        -----------        -----------
NET SALES                                                        2,337,100          1,589,300          4,075,600          2,830,900
COST OF GOODS SOLD                                               1,504,600          1,235,300          2,909,900          2,357,800
                                                               -----------        -----------        -----------        -----------
GROSS PROFIT                                                       832,500            354,000          1,165,700            473,100
                                                               -----------        -----------        -----------        -----------
OPERATING EXPENSES
     Retail operating                                              104,600            120,500            194,600            232,400
     Marketing                                                     392,600            320,400            737,200            488,500
     General and administrative                                    395,800            476,200            746,300            905,000
                                                               -----------        -----------        -----------        -----------
                                                                   893,000            917,100          1,678,100          1,625,900
                                                               -----------        -----------        -----------        -----------
LOSS FROM OPERATIONS                                               (60,500)          (563,100)          (512,400)        (1,152,800)
                                                               -----------        -----------        -----------        -----------
OTHER INCOME (EXPENSE)
     Interest income                                                 2,700               (400)             8,600             (2,400)
     Other income (expense)                                        (78,400)              --              (78,400)              --
     Interest expense                                             (213,800)          (129,800)          (420,400)          (251,600)
                                                               -----------        -----------        -----------        -----------
                                                                  (289,500)          (130,200)          (490,200)          (254,000)
                                                               -----------        -----------        -----------        -----------
LOSS BEFORE INCOME TAXES                                          (350,000)          (693,300)        (1,002,600)        (1,406,800)
Benefit From Income Taxes                                         (140,200)          (255,300)          (400,300)          (540,500)
                                                               -----------        -----------        -----------        -----------
NET LOSS                                                       $  (209,800)       $  (438,000)       $  (602,300)       $  (866,300)
                                                               ===========        ===========        ===========        ===========
LOSS PER SHARE                                                 $     (0.05)       $     (0.10)       $     (0.13)       $     (0.19)
                                                               ===========        ===========        ===========        ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                 4,497,059          4,496,719          4,497,059          4,496,719
                                                               ===========        ===========        ===========        ===========

                      The  accompanying  notes  are an  integral  part of  these financial statements.


                                           MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                     ----------------------------      -----------------------------
                                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                                June 30                           June 30
                                                                     ----------------------------      -----------------------------
                                                                         1999             1998             1999             1998
                                                                     -----------      -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                        $  (209,800)     $  (438,000)     $  (602,300)     $  (866,300)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation and amortization                                   215,200          166,800          417,700          332,200
         Deferred income taxes                                          (140,700)        (255,300)        (401,800)        (540,500)
     Changes in:
         Accounts receivable                                            (365,600)        (225,300)        (581,100)        (358,700)
         Inventories                                                     (76,500)        (167,700)          44,800         (145,400)
         Prepaid expenses                                                 45,100          (94,400)         (36,700)        (259,000)
         Accounts payable                                                272,300          318,100          624,800          332,100
         Accrued wages and related expenses                              (26,100)          91,400          (12,000)          55,400
         Accrued liabilities                                              99,500           41,400          119,900           96,200
                                                                     -----------      -----------      -----------      -----------
                 Net cash used by operating activities:              $  (186,600)     $  (563,000)     $  (426,700)     $(1,354,000)
                                                                     -----------      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold                     (32,000)         (88,400)         (51,200)        (166,100)
       improvements
     Deposits and other assets                                            (2,900)            --             (5,000)            --
                                                                     -----------      -----------      -----------      -----------
                 Net cash used by investing activities:                  (34,900)         (88,400)         (56,200)        (166,100)
                                                                     -----------      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from line of credit                                    358,500             --            664,400             --
     Principal payments on long-term debt                                (84,000)          (5,900)        (117,100)          (5,900)
     Borrowings on long-term debt                                           --            677,400             --            983,100
     Payments on obligation under long-term lease                        (53,000)         (41,500)        (106,400)         (82,800)
                                                                     -----------      -----------      -----------      -----------
             Net cash provided by financing activities:                  221,500          630,000          440,900          894,400
                                                                     -----------      -----------      -----------      -----------
DECREASE IN CASH                                                            --            (21,400)         (42,000)        (625,700)
                                                                     -----------      -----------      -----------      -----------
CASH, beginning of period                                                   --            102,000           42,000          706,300
                                                                     -----------      -----------      -----------      -----------
CASH, end of period                                                  $      --        $    80,600      $      --        $    80,600
                                                                     ===========      ===========      ===========      ===========
     Supplemental cash flow information includes the
       following:
       Cash paid during the period for:
         Interest                                                    $   101,400      $   129,700      $   353,300      $   251,600
                                                                     -----------      -----------      -----------      -----------



                      The  accompanying  notes  are an  integral  part of  these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note 2 - Line of Credit

The Company has available a $3,000,000 line of credit from a financial institution with interest at the prime rate plus 2.25%. Approximately $1,484,000 was advanced to the Company in the form a term loan. The term loan is repayable in monthly installments of $24,700 over sixty months commencing March 1999. The amount of the term loan outstanding as of June 30, 1999 is $1,385,100. The bank's commitment under the line of credit matures September 2000. The agreement is secured by substantially all of the assets of the Releta Brewing Company, LLC, and all of the accounts receivable, inventory, general intangibles of the Company, a second position on the assets of the Company, and certain securities pledged by a stockholder.

Note 3 - Notes Payable

In March 1998, the Company refinanced its short-term construction note that matured on January 1, 1998, to a $2,700,000 note, with interest at Treasury Constant Maturity Index for five year treasuries plus 4.17%, currently 9.84%. The note requires monthly payments of principal and interest of $24,400. The note matures on December 1, 2012 with a balloon payment and is secured by real property located in Ukiah, California.

The Company has a notes payable which consists of convertible notes to United Breweries of America, Inc., a related party, in the amount of $994,000 as of June 30, 1999. The notes bear interest at the prime rate plus 1.5%, mature 18 months after the advances, and are unsecured and subordinated to bank and financial institution debt. The convertible notes mature through June 2000 and are convertible at the option of United Breweries of America, Inc., to common stock at $1.50 per share upon maturity. Interest accrued on the above notes for the six months ending June 30, 1999 is $44,900.

The company has a note in the amount of $24,600 payable in monthly installments of $1,200, including interest at 5.65%, maturing March 2001, secured by an automobile.

Note 4 - Income Taxes

As of June 30, 1999, the Company had available net operating loss carryovers of approximately $5,500,000, $2,150,000 and $615,000 of federal, California and New York net operating losses, respectively. The federal and New York operating losses expire through 2019. California operating losses expire through 2004. The benefit from these loss carryforwards has been recorded, resulting in a deferred tax asset. A valuation allowance is not provided since the Company believes it is more likely than not that the loss carryforwards will be fully utilized.

Note 5 - Payments to Related Parties

As of June 30, 1999, the Company had accrued payment obligations to one of its directors, Jerome Merchant, in the amount of $16,200 for consulting services performed for the Company. Of this amount, the Company has paid $10,800 through June 30, 1999.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto included as Item 1 of this Report. The discussion of results and trends does not necessarily imply that these results or trends will continue.

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

Overview

The results of the first six months of 1999 showed a substantial growth in sales volume both out of the facility located in Ukiah, California, and the facility located in Saratoga Springs, New York. Sales (measured in barrels) during the first six months of 1999 increased to 22,999 barrels from 15,210 barrels in the first six months of 1998. This represents an increase of 51% over the first six months of 1998. Of the total sales of 22,999 barrels, the sales out of the Ukiah facility amounted to 17,385 barrels and the sales out of the Saratoga Springs facility amounted to 5,614 barrels.

The increases in net sales during the six-month period ending June 30, 1999 were achieved in significant part through increased and improved marketing efforts.

The high costs associated with the new brewery located at Ukiah, the fixed costs of the Ten Springs Brewery (neither of which are being used at full capacity) and the interest expenses contributed to a net loss of $602,300 for the first six months of 1999. The loss from operations as a percentage of net sales decreased from 30.60% for the first six months of 1998 to 14.78% for the first six months of 1999.

Results of Operations

The following discussion sets forth information for the six-month periods ending June 30, 1999 and 1998. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Operations, as set forth above under "Financial Statements," for the periods indicated:

                                                    ----------------------------
                                                           Six Months Ended
                                                             June 30
                                                    ----------------------------
                                                     1999                1998
        Statements of Income Data:

Sales                                               106.35%             105.98%

Excise taxes                                          6.35                5.98

Net Sales                                           100.00              100.00

Cost of Goods Sold                                   71.40               83.29

Gross Profit                                         28.60               16.71

Retail Operating Expense                              4.77                8.20

Marketing Expense                                    18.09               17.25

General and Administrative Expenses                  18.31               31.97

Total Operating Expenses                             41.17               57.42

Loss from Operations                                (12.57)             (40.71)

Other Income                                          0.21               (0.08)

Other Expense                                        (1.92)               0.00

Interest income (expense)                           (10.32)              (8.90)

Loss before income taxes                            (24.60)             (49.69)

Benefit from income taxes                             9.82               19.09

Net Profit (Loss)                                   (14.78)             (30.60)

Balance Sheet Data:

Cash                                        $            0      $       42,000

Working Capital                                 (1,026,700)           (525,100)

Property and Equipment                          15,026,500          15,259,800

Deposits and Other Assets                        2,166,700             177,500

Total Assets                                    19,595,900          18,923,200

Long-term Debt                                   5,141,400           4,120,800

Obligation under Capital  Lease                  1,485,600           1,525,800

Total Liabilities                               10,056,400           8,781,400

Shareholder's equity                             9,539,500          10,141,800

Net Sales. Net sales for the first six months of 1999 were $4,075,600 compared with $2,830,900 for the first six months of 1998, representing an increase of 43.97%. The sales volume increased to 22,999 barrels during the first six months of 1999, from 15,210 barrels during the first six months of 1998, representing an increase of 51.21%. Management attributes the increased sales to improved marketing strategies, including new point of sale materials. The increase in overall net sales during the first six months of 1999 was achieved solely by higher wholesale shipments, which represented an increase of $1,320,900 over the wholesale shipments during the first six months of 1998. In view of management's focus on wholesale beer sales, retail sales for the first six months of 1999 were $76,100 less than retail sales during the first six months of 1998.

Cost of Goods Sold. Cost of goods sold as a percentage of net sales during the first six months of 1999 was 71.40%, as compared to 83.29% during the first six months of 1998, representing a decrease of 11.89%. As a percentage of net sales, during the first six months of 1999, labor costs increased from 12.1% in 1998, to 13.61% in 1999, depreciation decreased from 10.72% in 1998 to 8.37% in 1999, utilities decreased from 4.87% in 1998 to 3.64% in 1999, property taxes decreased from 2.49% in 1998 to 1.53% in 1999, insurance costs decreased from 1.80% in 1998 to 1.53% in 1999, wastewater decreased from 0.97% in 1998 to 0.31% in 1999, repair and maintenance decreased from 1.18% in 1998 to 0.83% in 1999. These factors contributed to a decrease of 11.89% in the cost of goods sold as a percentage of net sales, as compared to the first six months of 1998. Management attributes the balance of the decrease to higher sales volumes thereby lowering per barrel production costs at both the Ukiah and Ten Springs breweries.

Gross Profit. As a result of the higher net sales as explained above, gross profit for the first six months of 1999 increased to $1,165,700, from $473,100 for the comparable period of 1998, representing an increase of 146%. As a percentage of net sales, the gross profit during the first six months of 1999 increased to 28.6% from 16.71% for the corresponding period of 1998.

Operating Expenses. Operating expenses for the first six months of 1999 were $1,678,100, as compared to $1,625,900 for the first six months of 1998, representing an increase of 3.21%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

Retail operating expenses for the first six months of 1999 were $194,600, representing a decrease of $37,800, or 16.27%, from the first six months of 1998. As a percentage of net sales, retail operating expenses decreased to 4.77% as compared to 8.2% for the first six months of 1998. The decrease in retail operating expenses consisted of a decrease in labor costs of $38,300 and an increase in other expenses by $500.

Marketing and distribution expenses for the first six months of 1999 were $737,200, representing an increase of $248,700, or 51%, from the first six months of 1998. As a percentage of net sales, marketing and distribution expenses represented 18.09% as compared to 17.25% during the first six months of 1998. Compared to the first six months of 1998: marketing and sales labor increased by $122,700; telephone expenses increased by $14,300; sales promotion expenses increased by $67,300; point-of-sale expenses increased by $51,600; trade sampling expenses increased by $15,000; website development and media expenses increased by $7,200; newsletter expenses decreased by $5,100; freight decreased by $13,200; travel and entertainment decreased by $11,300; and all other marketing and distribution expenses increased by $200.

General and administrative expenses were $746,300, representing a decrease of $158,700 from the first six months of 1998. As a percentage of net sales, the general and administrative expenses were 18.31% for the first six months of 1999, as compared to 31.97% for the first six months of 1998. As compared to the first six months of 1998, professional and legal fees decreased by $79,500, depreciation increased by $10,000, travel and entertainment decreased by $74,500, telephone expenses decreased by $4,500, automobile expenses decreased by $7,200, and all other general and administrative expenses decreased by $3,000.

Other Income (Expense). Other expenses for the first six months of 1999 were $490,200, representing an increase of $236,200 when compared to the first six months of 1998. The increase is due to an increase in interest expenses for the first six months of 1999 of $168,800, and increase of $78,400 in other expenses relative to potential acquisitions that were not consummated and an increase in miscellaneous income of $11,000.

Benefit From Income Taxes. The benefit from income taxes for the first six months of 1999 was $400,300, as compared to $540,500 for the first six months of 1998. The benefit from income taxes is due to the expected future benefit of carrying forward net operating losses.

Net Loss. The net loss for the first six months of 1999 was $602,300, as compared to a net loss of $866,300 for the first six months of 1998. As a percentage of net sales, net loss for the first six months of 1999 decreased to 14.78%, as compared to 30.6% for the first six months of 1998.

Segment Information

Mendocino Brewing Company, Inc.'s business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 94% of the Company's gross sales for the first six months of 1999. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 6% of the Company's total gross sales during the first six months of 1999.

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

The  Company's   business   segments  are  brewing   operations   and  a  retail
establishment  known as the  Hopland  Brewery.  A summary of each  segment is as follows:

                                                                Six Months Ended June 30, 1999
                                          ----------------------------------------------------------------------------
                                                 Brewing             Hopland          Corporate
                                               Operations            Brewery          and Other           Total
                                          ---------------------- ----------------- ----------------- -----------------

Sales                                          $ 4,084,600          $ 249,900        $    --          $ 4,334,500
Operating Loss                                    (478,100)           (34,300)            --             (512,400)
Identifiable Assets                             14,827,800             52,000         4,716,100        19,595,900
Depreciation and amortization                      389,400              3,400            24,900           417,700
Capital Expenditures                               121,700               --              30,900           152,600


                                                           Six  Months Ended June 30, 1998
                                         -----------------------------------------------------------------------------
                                                Brewing              Hopland          Corporate
                                              Operations             Brewery          and Other           Total
                                         ---------------------- ------------------ ----------------- -----------------

Sales                                          $ 2,674,300          $ 326,000        $    --          $ 3,000,300
Operating Loss                                  (1,098,200)           (54,500)            --           (1,152,700)
Identifiable Assets                             16,005,200             94,500         2,438,500        18,538,200
Depreciation and amortization                      304,200              3,600            24,400           332,200
Capital Expenditures                               134,800              --               31,300           166,100

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

Liquidity and Capital Resources

Long Term Debt. The Company has in place a $2,700,000 term loan from the Savings Bank of Mendocino County. The loan is payable in monthly installments of $24,400, including interest at the Treasury Constant Maturity Index plus 4.17%, currently 9.84%, maturing on December 1, 2012 with a balloon payment. The loan is secured by some of the assets of the Company (other than the Ten Springs brewery), including without limitation, a first priority deed of trust on the Ukiah land and improvements, fixtures and most of the equipment of the Company.

Credit Facility. The CIT Group/Credit Finance, Inc., located in Chicago, Illinois, has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2000. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $1,385,000 of the term loan was outstanding as of June 30, 1999. Of the initial term loan, $600,000 was used to repay all amounts outstanding on a loan from WestAmerica Bank. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of June 30, 1999, the total amount outstanding on the line of credit was $2,724,700.

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

Shareholder Commitment. In early 1998, the Company's largest shareholder, United Breweries of America, Inc. ("UBA"), agreed to provide the Company with a credit facility of up to $2 million to fund the operations of the Company. The credit facility was to be secured by the assets of Releta Brewing Company, LLC ("RBC"). Advances on the credit facility bear interest at the prime rate of the Bank of America in San Francisco plus 1.5%, up to a maximum of 10%, due and payable quarterly. The principal amount of each advance, together with any accrued but unpaid interest on such advance, is due 18 months after the date of such advance. The advances also include a conversion feature whereby UBA could, at its option, convert the principal and any accrued but unpaid interest into unregistered shares of the Company's common stock on or after the maturity date, at a rate of one share of common stock for each $1.50 of principal and unpaid interest. In the course of facilitating the loan from The CIT Group/Credit Finance, Inc. ("CIT"), UBA and the Company materially amended the terms of the credit facility. Specifically, UBA was obligated to forego its security interest in the assets of RBC and subordinate the payment of any interest or principal on the advances from the credit facility to the obligations owed to CIT and Savings Bank of Mendocino County. In addition, UBA pledged shares of stock of an affiliate of UBA to CIT. UBA has advanced a total of $994,000 as of June 30, 1999; accrued but unpaid interest on the advances totals $44,900 as of June 30, 1999.

Subsequently, due to the material amendments to the terms of the credit facility, UBA advised the Company that UBA has terminated the current credit facility. In addition, UBA has offered the Company a new credit facility in the maximum amount of $800,000. The termination of the current credit facility and the establishment of a new credit facility is not expected to affect the status of the advances which UBA has made to date.

UBA's new $800,000 credit facility is on similar terms, including the conversion price, as the old credit facility. However, provided that the Company meets certain requirements under the terms of its existing obligations to CIT, Finova, and Savings Bank of Mendocino County, under the new credit facility the Company is required to make quarterly payments of interest in cash. Further, under the new credit facility, if UBA elects not to convert the principal and any unpaid interest into common stock of the Company at maturity, then the Company shall pay any such amounts over a period of five years in equal monthly installments. Under the old credit facility, the Company made interest payments by issuing additional convertible notes to UBA and the full principal amount was due upon maturity. The Company has obtained the agreement of CIT, Finova, and Savings Bank of Mendocino County to permit the Company to make such payments of principal and interest provided that certain conditions are met. As of June 30, 1999, the Company has not borrowed any funds from UBA under the new credit facility.

Keg Management Arrangement. The Company has entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If the agreement terminates, the Company is required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available. However, there can be no assurances that the Company will be able to finance the purchase of kegs and the failure to purchase the necessary kegs from MicroStar is likely to have a material adverse affect on the on the Company.

The Company's ratio of current assets to current liabilities on June 30, 1999, was 0.70 to 1.0 and its ratio of assets to liabilities was 1.95 to 1.0.

Year 2000 Readiness

Many currently-installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates. On January 1, 2000, many computer, and embedded systems, may recognize the year "00" as the year 1900 rather than the year 2000. Because many computer functions are date-sensitive, this error may cause systems to process data inaccurately or shut down if they do not recognize the date. If not corrected, this could result in a system failure or miscalculations causing disruptions of operations.

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

The third parties whose year 2000 problems could have the greatest effect on the Company are believed by the Company to be the banks that maintain the Company's depository accounts, the company that processes the Company's payroll, and the Company's suppliers and distributors. The Company is in process of confirming the state of year 2000 readiness of these parties.

Impact of Expansion on Cash Flow

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

Compensation to Directors

The Board of Directors of the Company has formed a committee consisting of Dr. Vijay Mallya, H. Michael Laybourn, and Yashpal Singh to determine the compensation of the independent directors, namely R.H.B. (Bobby) Neame, Sury Rao Palamand, and Kent Price. Currently, the Company does not have in place any arrangements for compensating its directors for their services. It is anticipated that the independent directors will receive shares of common stock of the Company, options to purchase additional shares of common stock as well as monetary compensation. All options to purchase shares of the Company's common stock would be granted pursuant to the terms of the Company's 1994 Stock Option Plan. It is further anticipated that the Company will grant options to purchase common stock to Jerome Merchant, who is both a member of the Board of Directors and a consultant to the Company. By virtue of being appointed to the compensation committee, Dr. Mallya, Mr. Laybourn and Mr. Singh will not be eligible to receive grants of stock or options for their services as directors. It is expected that the amount of compensation to be paid to the directors will be established at the next meeting of the Board of Directors.



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

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders in Ukiah, California, on April 30, 1999. Votes were cast for the election of directors to serve until their successors are elected at the next annual meeting of the Company as follows:

         Candidate                          Votes For         Votes Withheld
         ---------                          ---------         --------------

         Vijay Mallya                       3,774,799            45,530
         H. Michael Laybourn                3,774,285            46,044
         R.H.B (Bobby) Neame                3,786,049            34,280
         Kent Price                         3,786,049            34,280
         Sury Rao Palamand, Ph.D.           3,775,399            44,930
         Jerome Merchant                    3,786,449            33,880
         Yashpal Singh                      3,784,999            35,330

The shareholders also ratified the appointment of Moss Adams as the Company's independent auditors for 1999 by a vote of 3,808,846 for, 3,201 against, and 8,282 abstain.



Item 6.  Exhibits and Reports on Form 8-K.

   Exhibit
   Number               Description of Document
   ------               -----------------------
     3.1        (A)     Articles of Incorporation, as amended, of the Company.
     3.2        (B)     Bylaws of the Company
     4.1                Articles 5 and 6 of the Articles of Incorporation, as amended, of the Company (Reference is made to
                        Exhibit 3.1).
     4.2                Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2).
    10.1        (A)     Mendocino Brewing Company Profit Sharing Plan.
    10.2        (A)     1994 Stock Option Plan (previously filed as Exhibit 99.6).
    10.3        (M)     Employment Agreement with H. Michael Laybourn.
    10.4        (A)     Wholesale Distribution Agreement between the Company and Bay Area Distributing.
    10.5        (A)     Wholesale Distribution Agreement between the Company and Golden Gate Distributing.
    10.6        (A)     Sales Contract between the Company and John I. Hass, Inc.
    10.7        (F)     Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
    10.8        (A)     Lease Agreement between the Company and Kohn Properties.
    10.9        (C)     Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
    10.15       (N)     Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company, LLC.




    10.16       (M)     Agreement between United Breweries of America, Inc. and Releta Brewing Company, LLC regarding payment of certain liens.
    10.17       (K)+    Keg Management Agreement with MicroStar Keg Management LLC.
    10.18       (E)     Agreement to Implement  Condition of Approval No. 37
                        of the Site  Development  Permit  95-19 with the City of
                        Ukiah, California (previously filed as Exhibit 19.6).
    10.19       (G)     Manufacturing Business Expansion and Relocation Agreement with the City of Ukiah.
    10.20       (G)     Manufacturing Business Expansion and Relocation Agreement with the Ukiah Redevelopment Agency.
    10.21       (O)     $2,700,000 Note in favor of the Savings Bank of Mendocino County.
    10.22       (O)     Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
    10.23       (J)     Equipment Lease with FINOVA Capital Corporation.
    10.24       (J)     Tri-Election Rider to Equipment Lease with FINOVA Capital Corporation.
    10.25       (J)     Master Lease Schedule with FINOVA Capital Corporation.
    10.26       (L)     Investment Agreement with United Breweries of America, Inc.
    10.27       (L)     Shareholders' Agreement Among the Company, United Breweries of America, Inc., H. Michael Laybourn,
                        Norman Franks,  Michael  Lovett,  John Scahill,  and Don Barkley.
    10.28       (L)     Registration  Rights  Agreement  Among the Company,
                        United Breweries of America,  Inc., H. Michael Laybourn,
                        Norman Franks,  Michael  Lovett,  John Scahill,  and Don Barkley.
    10.29       (P)     Indemnification Agreement with Vijay Mallya.
    10.30       (P)     Indemnification Agreement with Michael Laybourn.
    10.31       (P)     Indemnification Agreement with Jerome Merchant.
    10.32       (P)     Indemnification Agreement with Yashpal Singh.
    10.33       (P)     Indemnification Agreement with P.A. Murali.
    10.34       (P)     Indemnification Agreement with Robert Neame.
    10.35       (P)     Indemnification Agreement with Sury Rao Palamand.
    10.36       (P)     Indemnification Agreement with Kent Price.
    10.37       (R)     Loan and Security Agreement between the Company, Releta Brewing Company LLC and The CIT
                        Group/Credit Finance, Inc. regarding a $3,000,000 maximum line of credit.
    10.38       (R)     Patent, Trademark and License Mortgage by the Company in favor of The CIT Group/Credit Finance, Inc.
    10.39       (R)     Patent, Trademark and License Mortgage by Releta Brewing Company LLC in favor of The CIT
                        Group/Credit Finance, Inc.
    10.40       (S)     Promissory Notes in favor of United Breweries of America, Inc.
    10.41               Employment Agreement with Yashpal Singh.
    10.42               Employment Agreement with P.A. Murali.
    27                  Financial Data Schedule.

--------------- -------
                (A) Incorporated by reference from the Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.
                (B) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1994, previously filed with the Commission.




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

                                   REGISTRANT:

                                   MENDOCINO BREWING COMPANY, INC.


Dated:  August 12, 1999            By:    /s/ H. Michael Laybourn
                                      ------------------------------------------
                                          H. Michael Laybourn
                                          President



Dated:  August 12, 1999            By:    /s/ P.A. Murali
                                      ------------------------------------------
                                          P.A. Murali
                                          Chief Financial Officer

                                  EXHIBIT INDEX



   Exhibit
   Number
   ------

    10.41               Employment Agreement with Yashpal Singh.

    10.42               Employment Agreement with P.A. Murali.

    27                  Financial Data Schedule.