Form 10QSB
period 1999-09-30
MENDOCINO BREWING CO INC
filed 1999-11-12
CIK 919134

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended september 30, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

              For the transition period from __________to_________

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

The number of shares of the issuer's common stock outstanding as of September 30, 1999 is 5,516,628

                                     PART I

Item 1.  Financial Statements.

                              MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                        CONSOLIDATED BALANCE SHEET
                                            September 30, 1999
                                               (Unaudited)

                                                  ASSETS
                                                  ------
  CURRENT ASSETS

     Accounts receivable                                                                      $ 1,137,000
     Inventories                                                                                1,261,800
     Prepaid expenses                                                                              79,000
     Deferred income taxes                                                                        138,300
                                                                                              -----------
                           Total Current Assets:                                                2,616,100
                                                                                              -----------
PROPERTY AND EQUIPMENT                                                                         14,896,900
                                                                                              -----------
OTHER ASSETS
     Deferred Income Taxes                                                                      2,248,400
     Other Assets                                                                                 149,500
                                                                                              -----------
                           Total Other Assets:                                                  2,397,900
                                                                                              -----------
                           Total Assets:                                                      $19,910,900
                                                                                              ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------
CURRENT LIABILITIES

     Accounts payable                                                                         $ 1,584,900
     Line of credit                                                                             1,320,900
     Accrued liabilities                                                                          221,900
     Accrued wages and related expense                                                            201,300
     Current maturities of obligation under capital lease                                         262,100
     Current maturities of obligation under long-term debt                                        338,600
                                                                                              -----------
                           Total Current Liabilities:                                           3,929,700

LONG TERM DEBT, less current maturities                                                         3,940,300
OBLIGATIONS UNDER CAPITAL LEASE, less current maturities                                        1,458,000
                                                                                              -----------
                           Total Liabilities:                                                   9,328,000
                                                                                              -----------
STOCKHOLDERS' EQUITY

     Common stock, no par value:  20,000,000 shares authorized, 5,516,628 shares issued and
        outstanding                                                                            13,808,500
     Preferred stock, Series A, no par value, with aggregate liquidation preference of
          $227,600;  227,600 shares authorized, issued and outstanding                            227,600
     Accumulated deficit                                                                       (3,453,200)
                                                                                              -----------
                             Total Stockholders' Equity                                        10,582,900
                                                                                              -----------
                             Total Liabilities and Stockholders' Equity:                      $19,910,900
                                                                                              ===========

   The accompanying notes are an integral part of these financial statements.

                                  MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (Unaudited)

                                             --------------------------    --------------------------
                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    September 30                 September 30
                                             --------------------------    --------------------------
                                                 1999           1998          1999           1998
                                             -----------    -----------    -----------    -----------
SALES                                        $ 2,654,400    $ 2,360,000    $ 6,988,900    $ 5,360,300
LESS EXCISE TAXES                                153,900        134,500        412,800        303,900
                                             -----------    -----------    -----------    -----------
NET SALES                                      2,500,500      2,225,500      6,576,100      5,056,400
COST OF GOODS SOLD                             1,532,800      1,465,700      4,442,700      3,823,500
                                             -----------    -----------    -----------    -----------
GROSS PROFIT                                     967,700        759,800      2,133,400      1,232,900
                                             -----------    -----------    -----------    -----------
OPERATING EXPENSES
     Retail operating                            124,400        141,100        319,000        373,500
     Marketing                                   454,600        422,600      1,191,800        911,100
     General and administrative                  492,800        480,900      1,239,100      1,385,900
                                             -----------    -----------    -----------    -----------
                                               1,071,800      1,044,600      2,749,900      2,670,500
                                             -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                            (104,100)      (284,800)      (616,500)    (1,437,600)
                                             -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
     Interest income                                --             --             --            1,900
     Other income                                 17,500         16,700         26,100         12,500
     Acquisition expense                         (25,000)          --         (103,400)          --
     Induced debt conversion expense            (248,500)          --         (248,500)          --
     Interest expense                           (224,400)      (153,300)      (644,800)      (404,900)
                                             -----------    -----------    -----------    -----------
                                                (480,400)      (136,600)      (970,600)      (390,500)
                                             -----------    -----------    -----------    -----------
LOSS BEFORE INCOME TAXES                        (584,500)      (421,400)    (1,587,100)    (1,828,100)
BENEFIT FROM INCOME TAXES                       (232,400)      (190,700)      (632,700)      (731,200)
                                             -----------    -----------    -----------    -----------
NET LOSS                                     $  (352,100)   $  (230,700)   $  (954,400)   $(1,096,900)
                                             ===========    ===========    ===========    ===========
LOSS PER SHARE                               $     (0.07)   $     (0.05)   $     (0.21)   $     (0.24)
                                             ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                               4,836,915      4,497,059      4,610,344      4,497,059
                                             ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                          --------------------------    --------------------------
                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 September 30                  September 30
                                                          --------------------------    --------------------------
                                                              1999           1998          1999           1998
                                                          -----------    -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Loss                                             $  (352,100)   $  (230,700)   $  (954,400)   $(1,096,900)
     Adjustments to reconcile net loss to net cash
       used by operating activities:

         Depreciation and amortization                        196,900        183,100        614,600        515,300
         Deferred income taxes                               (232,400)      (190,700)      (634,200)      (731,200)
         Stock issued for services                             91,600           --           91,600           --
         Debt converted to stock                              309,900           --          309,900           --
     Changes in:
         Accounts receivable                                  124,000       (161,300)      (457,100)      (520,100)
         Inventories                                         (328,600)      (276,700)      (283,800)      (422,100)
         Prepaid expenses                                      (8,800)       162,300        (45,500)       (96,700)
         Refundable income taxes                                 --          106,300           --          106,300
         Deposits and other assets                             (2,300)          --           (7,300)          --
         Accounts payable                                     153,400           --          778,200        332,100
         Accrued wages and related expenses                     2,500         (4,000)        (9,500)        51,400
         Accrued liabilities                                   11,000       (154,200)       130,900        (58,000)
                                                          -----------    -----------    -----------    -----------
                 Net cash used by operating activities:       (34,900)      (565,900)      (466,600)    (1,919,900)
                                                          -----------    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold          (22,000)       (33,400)       (73,200)      (199,500)
       improvements                                       -----------    -----------    -----------    -----------

     Purchase of goodwill                                        --          (17,600)          --          (17,600)
                                                          -----------    -----------    -----------    -----------
                 Net cash used by investing activities:       (22,000)       (51,000)       (73,200)      (217,100)
                                                          -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds (repayments) from line of credit            (81,500)      (600,000)       582,900       (600,000)
     Principal payments on long-term debt                     (84,200)       (12,400)      (201,300)       (18,300)
     Borrowings on long-term debt                             286,300      1,462,200        286,300      2,445,300
     Payments on obligation under capital lease               (63,700)       (56,900)      (170,100)      (139,700)
     Accrued construction costs                                  --             (500)          --             (500)
     Deferred private placement costs                            --          (65,400)          --          (65,400)
                                                          -----------    -----------    -----------    -----------
             Net cash provided by financing activities:        56,900        727,000        497,800      1,621,400
                                                          -----------    -----------    -----------    -----------
INCREASE (DECREASE) IN CASH                                      --          110,100        (42,000)      (515,600)
                                                          -----------    -----------    -----------    -----------
CASH, beginning of period                                        --           80,600         42,000        706,300
                                                          -----------    -----------    -----------    -----------
CASH, end of period                                       $      --      $   190,700    $      --      $   190,700
                                                          ===========    ===========    ===========    ===========
     Supplemental cash flow information includes the
       following:
       Cash paid during the period for:
         Interest                                         $   228,200    $   129,700    $   581,500    $   404,900
                                                          -----------    -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                       3

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Note 2 - Line of Credit

The Company has available a $3,000,000 line of credit from a financial institution with interest at the prime rate plus 2.25%. Approximately $1,484,000 was advanced to the Company in the form of a term loan. The term loan is repayable in monthly installments of $24,700 of sixty months commencing March 1999. The amount of the term loan outstanding as of September 30, 1999 is $1,310,800. The amount outstanding under the working line of credit as of September 30, 1999 is $1,320,900. The bank's commitment under the line of credit matures in September 2000. The agreement is secured by substantially all of the assets of the Releta Brewing Company, LLC, and all of the accounts receivable, inventory, general intangibles of the Company, a second position on the assets of the Company, and certain securities pledged by a stockholder.

Note 3 - Notes Payable

In March 1998, the Company refinanced its short-term construction note that matured on January 1, 1998, to a $2,700,000 note, with interest at Treasury Constant Maturity Index for five year treasuries plus 4.17%, currently 9.95%. The note requires monthly payments of principal and interest of $24,400. The note matures on December 1, 2012 with a balloon payment and is secured by real property located in Ukiah, California.

On August 30, 1999, the Company converted approximately $994,000 of convertible debt to United Breweries of America, Inc. (a related party) and $61,000 of accrued interest into 938,171 shares of common stock. The convertible debt was originally issued in installments during the period from February 1998 to December 1998 and was due 18 months from the date of advance. The debt was convertible into common stock at $1.50 per share. On August 31, the Company was required to repay a portion of the debt. In order to induce the related party to convert the debt, the Company reduced the conversion price to the market price of the common stock on August 30, 1999 ($1.125 per share). As part of this transaction, the Company recognized an expense of $248,500 for this induced conversion.

The Company has a note payable which consists of convertible notes to United Breweries of America, Inc. in the amount of $280,100 as of September 30, 1999. The note bears interest at the prime rate plus 1.5%, matures on March 6, 2001, and is unsecured. The note is convertible at the option of United Breweries of America, Inc., to common stock at $1.50 per share upon maturity. Interest accrued on the above notes for the nine months ending September 30, 1999 is $1,791.

The company has a note in the amount of $24,600 payable in monthly installments of $1,200, including interest at 5.65%, maturing March 2001, secured by an automobile.

Note 4 - Income Taxes

As of September 30, 1999, the Company had available net operating loss carryovers of approximately $6,084,000, $2,413,000 and $673,000 of federal, California and New York net operating losses, respectively. The federal and New York operating losses expire through 2019. California operating losses expire through 2004. The benefit from these loss carryforwards has been recorded, resulting in a deferred tax asset. A valuation allowance is not provided since the Company believes it is more likely than not that the loss carryforwards will be fully utilized.

Note 5 - Payments to Related Parties

As of September 30, 1999, the Company had accrued payment obligations to one of its directors in the amount of $24,300 for consulting services performed for the Company. Of this amount, the Company has paid $21,600 through September 30, 1999.

Note 6 - Stock Options

On August 30, 1999, the Company granted 88,888 non-qualified stock options to certain members of the board of directors. The options are exercisable at $1.125 per share, the closing price of the shares of Common Stock as of that date, and expire August 29, 2004. No compensation expense will be recognized under the disclosure only provision of SFAS 123 "Accounting for Stock-Based Compensation."

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

Overview

The third quarter was highlighted by the Ten Springs Brewing Co., located in Saratoga Springs, New York, launching the new non-alcoholic brew of OLDE
SARATOGA CLASSIC ROOT BEER. The product was well received in the market. In addition, bottling line equipment including a carrier erector and bulk glass handling equipment were installed in the Ukiah, California and Saratoga Springs facilities respectively. This new equipment brought about a reduction in manpower. At the Ukiah facility, two additional 240 barrel fermentation tanks were installed to satisfy greater production and flexibility demand.

In addition, on August 30, 1999, the Company's largest shareholder, the United Breweries of America, Inc. ("UBA"), agreed to convert all of the outstanding convertible notes issued by the Company to UBA under the 1998 line of credit. By their terms the convertible notes were convertible at $1.50 per share. However, the Board of Directors of the Company offered to induce UBA to convert the notes into common stock at a price of $1.125 which was the then-current price of the Company's common stock as traded on the Pacific Exchange. As a result of the conversion, UBA now owns approximately 3,087,818 shares of common stock representing 55.9% of the issued and outstanding shares of common stock of the Company. UBA is now the majority owner of the Company.

The increase in net sales during the nine-month period ending September 30, 1999 was achieved in significant part through increased and improved marketing efforts. Sales (measured in barrels) during the first nine months of 1999 increased to 36,125 barrels from 27,475 barrels in the first nine months of 1998. This represents an increase of 31.5% over the corresponding period of last year. Of the total sales of 36,125 barrels, the sales out of the Ukiah facility amounted to 28,013 barrels and the sales out of the Saratoga Springs facility amounted to 8,112 barrels.

The high costs associated with the brewery located at Ukiah, the fixed costs of the Ten Springs Brewery (neither of which are being used at full capacity), the conversion of the UBA debt, and the interest expenses contributed to a net loss of $954,400 for the first nine months of 1999. The loss from operations as a percentage of net sales decreased from 28.44% for the first nine months of 1998 to 14.51% for the first nine months of 1999.

Results of Operations

The following discussion sets forth information for the nine-month periods ending September 30, 1999 and 1998. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Operations, as set forth above under "Financial Statements," for the periods indicated:

                                            ------------------------------------
                                                       Nine Months Ended
                                                          September 30
                                            ------------------------------------
                                                 1999                  1998
               Statements of Operations Data:

Sales                                               106.28%              106.01%

Excise taxes                                          6.28                 6.01
                                            --------------       --------------

Net Sales                                           100.00               100.00

Cost of Goods Sold                                   67.56                75.62
                                            --------------       --------------

Gross Profit                                         32.44                24.38

Retail Operating                                      4.85                 7.39

Marketing Expense                                    18.12                18.02

General and Administrative Expens                    18.84                27.41
                                            --------------       --------------

Total Operating Expenses                             41.82                52.82
                                            --------------       --------------

Loss from Operation                                  (9.37)              (28.44)

Other Income                                          0.40                 0.29

Acquisition expense                                  (1.57)                0.00

Induced conversion expense                           (3.78)                0.00

Interest expense                                     (9.81)               (8.00)
                                            --------------       --------------

Loss before income taxes                            (24.13)              (36.15)

Benefit from income taxes                             9.62                14.46

Net Loss                                            (14.51)              (21.69)

Balance Sheet Data:

Cash                                        $            0       $      190,700

Working Capital                                 (1,313,600)             781,100

Property and Equipment                          14,896,900           15,514,600

Deposits and Other Assets                        2,397,900            1,122,300

Total Assets                                    19,910,900           19,173,100

Long-term Debt                                   3,940,300            6,810,800

Obligation under Capital Lease                   1,458,000            1,621,300

Total Liabilities                                9,328,000            8,565,900

Shareholder's equity                            10,582,900           10,607,200


Net Sales. Net sales for the first nine months of 1999 were $6,576,100 compared with $5,056,400 for the first nine months of 1998, representing an increase of 30.06%. The sales volume increased to 36,125 barrels during the first nine months of 1999, from 27,475 barrels during the first nine months of 1998, representing an increase of 31.5%. Management attributes the increased sales to improved marketing strategies, including new point of sale materials. The increase in overall net sales during the first nine months of 1999 was achieved solely by higher wholesale shipments, which represented an increase of $1,613,800 over the wholesale shipments during the first nine months of 1998. As a result of management's focus on wholesale beer sales, retail sales for the first nine months of 1999 were $94,300 less than retail sales during the first nine months of 1998.

Cost of Goods Sold. Cost of goods sold as a percentage of net sales during the first nine months of 1999 was 67.56%, as compared to 75.62% during the first nine months of 1998, representing a decrease of 8.06%. As a percentage of net sales, during the first nine months of 1999, labor costs increased from 11.73% in 1998, to 11.76% in 1999, depreciation decreased from 9.10% in 1998 to 7.79% in 1999, utilities decreased from 4.52% in 1998 to 3.82% in 1999, property taxes decreased from 2.03% in 1998 to 1.43% in 1999, insurance costs decreased from 1.83% in 1998 to 1.73% in 1999, wastewater decreased from 0.66% in 1998 to 0.28% in 1999, repair and maintenance decreased from 1.15% in 1998 to 1.04% in 1999. These factors contributed to a decrease of 8.06% in the cost of goods sold as a percentage of net sales, as compared to the first nine months of 1998. Management attributes the balance of the decrease to higher sales volumes thereby lowering per barrel production costs at both the Ukiah and Ten Springs breweries.

Gross Profit. As a result of the higher net sales as explained above, gross profit for the first nine months of 1999 increased to $2,133,400, from $1,232,900 for the comparable period of 1998, representing an increase of 73%. As a percentage of net sales, the gross profit during the first nine months of 1999 increased to 32.44% from 24.38% for the corresponding period of 1998.

Operating Expenses. Operating expenses for the first nine months of 1999 were $2,749,900, as compared to $2,670,500 for the first nine months of 1998, representing an increase of 2.97%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

Retail operating expenses for the first nine months of 1999 were $319,000, representing a decrease of $54,500, or 14.59%, from the first nine months of 1998. As a percentage of net sales, retail operating expenses decreased to 4.85% as compared to 7.39% for the first nine months of 1998. The decrease in retail operating expenses consisted of a decrease in labor costs of $57,100 and an increase in other expenses by $2,600.

Marketing and distribution expenses for the first nine months of 1999 were $1,191,800, representing an increase of $280,700, or 31%, from the first nine months of 1998. As a percentage of net sales, marketing and distribution expenses represented 18.12% as compared to 18.02% during the first nine months of 1998. Compared to the first nine months of 1998: marketing and sales labor increased by $132,400; telephone expenses increased by $10,700; sales promotion expenses increased by $82,500; point-of-sale expenses increased by $38,800; media advertising expenses increased by $31,500; freight increased by $13,800; travel and entertainment decreased by $28,000; and all other marketing and distribution expenses decreased by $1,000.

General and administrative expenses were $1,239,100, representing a decrease of $146,800 from the first nine months of 1998. As a percentage of net sales, the general and administrative expenses were 18.84% for the first nine months of 1999, as compared to 27.41% for the first nine months of 1998. As compared to the first nine months of 1998, professional and legal fees decreased by $137,500, depreciation increased by $7,500, travel and entertainment decreased by $82,700, labor (including compensation to directors of $91,600 for the first nine months of 1999 versus $0 in 1998) increased by $65,100; and all other general and administrative expenses increased by $800.

Other Income (Expense). Other expenses for the first nine months of 1999 were $970,600, representing an increase of $580,100 when compared to the first nine months of 1998. The increase is due to an increase in interest expenses for the first nine months of 1999 of $239,900, an increase of $103,400 in other expenses relative to potential acquisitions that were not consummated, an increase in induced conversion expense for convertible debt of $248,500, and an increase in miscellaneous income of $11,700.

Benefit From Income Taxes. The benefit from income taxes for the first nine months of 1999 was $632,700, as compared to $731,200 for the first nine months of 1998. The benefit from income taxes is due to the expected future benefit of carrying forward net operating losses.

Net Loss. The net loss for the first nine months of 1999 was $954,400, as compared to a net loss of $1,096,900 for the first nine months of 1998. As a percentage of net sales, net loss for the first nine months of 1999 decreased to 14.51%, as compared to 21.69% for the first nine months of 1998.

Segment Information

Mendocino Brewing Company, Inc.'s business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 94% of the Company's gross sales for the first nine months of 1999. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 6% of the Company's total gross sales during the first nine months of 1999.

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

The  Company's   business   segments  are  brewing   operations   and  a  retail
establishment  known as the  Hopland  Brewery.  A summary of each  segment is as follows:

                                             Nine Months Ended September 30, 1999
                                -----------------------------------------------------------
                                    Brewing         Hopland       Corporate
                                 Operations         Brewery       and Other        Total
                                -----------------------------------------------------------
Sales                           $  6,540,700    $    448,200    $       --     $  6,988,900
Operating Loss                      (589,900)        (26,600)           --         (616,500)
Identifiable Assets               15,932,700          82,900       3,895,300     19,910,900
Depreciation and amortization        564,600           5,100          44,900        614,600
Capital Expenditures                 211,500             800           4,100        216,400

                                             Nine Months Ended September 30, 1998
                                -----------------------------------------------------------
                                    Brewing         Hopland       Corporate
                                 Operations         Brewery       and Other        Total
                                -----------------------------------------------------------
Sales                           $  4,805,100    $    555,200    $       --     $  5,360,300
Operating Loss                    (1,382,700)        (54,900)           --       (1,437,600)
Identifiable Assets               16,307,100          86,000       2,780,000     19,173,100
Depreciation and amortization        459,900           4,600          50,800        515,300
Capital Expenditures                 278,800            --           106,200        385,000


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

Liquidity and Capital Resources

Long Term Debt. The Company has in place a $2,700,000 term loan from the Savings Bank of Mendocino County. The loan is payable in monthly installments of $24,400, including interest at the Treasury Constant Maturity Index plus 4.17%, currently 9.95%, maturing on December 1, 2012 with a balloon payment. The loan is secured by some of the assets of the Company (other than the Ten Springs brewery), including without limitation, a first priority deed of trust on the Ukiah land and improvements, fixtures and most of the equipment of the Company.

Credit Facility. The CIT Group/Credit Finance, Inc., located in Chicago, Illinois, has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2000. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $1,310,800 of the term loan was outstanding as of September 30, 1999. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of September 30, 1999, the total amount outstanding on the line of credit was $2,631,700.

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

Conversion of Notes. On August 30, 1999 the Company's largest shareholder, the United Breweries of America, Inc. ("UBA"), agreed to convert all of the outstanding convertible notes issued to UBA under its 1998 credit facility. By their terms the convertible notes were convertible at $1.50 per share. However, the Board of Directors of the Company offered to induce UBA to convert the notes into common stock at a price of $1.125, which was the then-current price of the Company's common stock as traded on the Pacific Exchange. As a result of the conversion, UBA now owns approximately 3,087,818 shares of common stock representing 53.8% of the issued and outstanding shares of common stock of the Company. UBA has become the majority owner of Company. Further, as a result of the conversion, the Company recognized an expense of $248,500 for the induced conversion.

Shareholder Commitment of Line of Credit. In mid 1999, UBA agreed to provide the Company with a credit facility of up to $800,000 to fund the operations of the Company. On August 31, 1999, the Company and UBA entered into a Master Line of Credit Agreement setting forth the terms of the credit facility. Pursuant to the terms of the Master Line of Credit Agreement, advances on the credit facility bear interest at the prime rate of the Bank of America in San Francisco plus 1.5%, up to a maximum of 10%, and is due and payable quarterly. The principal amount of each advance, together with any accrued but unpaid interest on such advance, is due 18 months after the date of such advance. Each advance made on the line of credit will be evidenced by a convertible note. Each convertible note includes a conversion feature whereby UBA could, at its option, convert the principal and any accrued but unpaid interest into unregistered shares of the Company's common stock on or after the maturity date, at a rate of one share of common stock for each $1.50 of principal and unpaid interest.

The obligations of the Company pursuant to the line of credit are subordinate to the obligations of the Company to CIT, Finova, and Savings Bank of Mendocino County. However, provided that the Company meets certain requirements under the terms of its existing obligations to CIT, Finova, and Savings Bank of Mendocino County, the Company is required to make quarterly payments of interest in cash. Further, if UBA elects not to convert the principal and any unpaid interest into common stock at maturity and provided that the financial condition of the Company meets certain requirements under the terms of its existing obligations with CIT, Finova and Savings Bank of Mendocino County, then the Company shall repay any such amounts over a period of five years in equal monthly installments. There can be no assurances that UBA will convert any of the amounts drawn on the line of credit into common stock. UBA has advanced a total of $280,100 as of September 30, 1999; accrued but unpaid interest on the advances totals $1,791 as of September 30, 1999.

Keg Management Arrangement. The Company has entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If the agreement terminates, the Company is required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available. However, there can be no assurances that the Company will be able to finance the purchase of kegs and the failure to purchase the necessary kegs from MicroStar is likely to have a material adverse effect on the Company.

The Company's ratio of current assets to current liabilities on September 30, 1999, was 0.7 to 1.0 and its ratio of assets to liabilities was 2.1 to 1.0.

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

The Company believes that the most significant internal risk posed by the year 2000 problem is the possibility of a failure of equipment involved in its brewing processes. If the brewing processes equipment were to fail, the Company would have to implement manual processes, which may slow production levels that would affect the Company's sales volume. The programmable logic controller connected to the brewing equipment and the processes are not date sensitive. A testing of the brewing house facility computer operations indicated that all of the computer systems are year 2000 compliant. However, there can be no assurance that problems will not arise relevant to year 2000.

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

Compensation to Directors

The Board of Directors of the Company has formed a committee consisting of Dr. Vijay Mallya, H. Michael Laybourn, and Yashpal Singh to determine the compensation of the independent directors, namely Robert H.B. Neame, Sury Rao Palamand, and Kent D. Price. On August 30, 1999 at the meeting of the Board of Directors of the Company, the Board granted 18,500 shares of common stock to Mr. Neame, 23,100 shares of common stock to Mr. Palamand, and 31,800 shares of common stock to Mr. Price. In addition, the Board granted options to purchase up to $25,000 shares of common stock to each of the independent directors for 1999 and for each year thereafter that they serve as directors. As further compensation, the Board of Directors agreed to pay the independent directors compensation in the amount of $3,000 per meeting of the Board that they attend and $1,000 per committee meeting that they attend. The directors have the option to receive such compensation in the form of common stock at the closing price of the Company's Common Stock as of the date of the relevant meeting. As of September 30, 1999, each of the independent directors has elected to be paid in stock rather than in cash.

All options to purchase shares of the Company's common stock were granted pursuant to the terms of the Company's 1994 Stock Option Plan. In addition, the Board granted options to purchase common stock to Jerome G. Merchant, who is both a member of the Board of Directors and a consultant to the Company. By virtue of being appointed to the compensation committee, Dr. Mallya, Mr. Laybourn and Mr. Singh will not be eligible to receive grants of stock or options for their services as directors.

As of September 30, 1999, Mr. Merchant has received an option to purchase 22,222 shares of common stock at an exercise price of $1.125 per share, Mr. Neame has received 21,166 shares of common stock and an option to purchase 22,222 shares of common stock at an exercise price of $1.125 per share, Mr. Palamand has received 25,766 shares of common stock and an option to purchase 22,222 shares of common stock at an exercise price of $1.125 per share, and Mr. Price has received 34,466 shares of common stock and an option to purchase 22,222 shares of common stock at an exercise price of $1.125 per share.

Retirement of H. Michael Laybourn

Michael Laybourn, a founder and President of the Company, has informed the Board of Directors that he will retire as President of the Company, effective as of December 31, 1999. Mr. Laybourn has agreed to continue to serve as a director of the Company and agreed to be available to advise the Company on an as-needed basis. The Company is currently engaged in a search to find a replacement for Mr. Laybourn.

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

Item 5.  Other Items.

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

     4.2 Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2).

Exhibit
Number                  Description of Document
------                  -----------------------

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

    10.38       (R)     Patent, Trademark and License Mortgage by the Company in
                        favor of The CIT Group/Credit Finance, Inc.

Exhibit
Number                  Description of Document
------                  -----------------------

    10.39       (R)     Patent, Trademark and License Mortgage by Releta Brewing
                        Company  LLC in favor of The CIT  Group/Credit  Finance,
                        Inc.

    10.41       (U)     Employment Agreement with Yashpal Singh.

    10.42       (U)     Employment Agreement with P.A. Murali.

    10.43       (V)     Master Loan Agreement between the Company and the United
                        Breweries of America, Inc.

    10.44       (V)     Convertible  Note in favor of the  United  Breweries  of
                        America, Inc

    27                  Financial Data Schedule.

----------------------
                (A) Incorporated by reference from the Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

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

                (U) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1999.

                (V)     Incorporated  by reference  from the  Amendment No. 5 to
                        Schedule 13D filed with the Commission on September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

                + Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

The Registrant filed a report on Form 8-K on September 10, 1999 relating to the conversion of certain convertible notes issued by the Company to the United Breweries of America, Inc., responsive to Item 5 of Form 8-K (Other Events). No financial statements were filed.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REGISTRANT:

                                    MENDOCINO BREWING COMPANY, INC.

Dated:  November 12, 1999           By: /s/ H. Michael Laybourn
                                        ----------------------------------------
                                         H. Michael Laybourn
                                         President

Dated:  November 12, 1999           By: /s/ P.A. Murali
                                        ----------------------------------------
                                         P.A. Murali
                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number
------
  27                  Financial Data Schedule.