Form 10KSB
period 1999-12-31
MENDOCINO BREWING CO INC
filed 2000-03-30
CIK 919134

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 1999

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

State issuer's revenues for its most recent fiscal year:  $9,240,000

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 9, 2000 was: $1,727,877

The number of shares the issuer's Common Stock outstanding as of March 15, 2000 is: 5,530,177

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

Item 1.  Description of Business.

Overview

         Mendocino Brewing Company, Inc. brews Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, Peregrine Golden Ale and two seasonals for the domestic craft beer market. Mendocino Brewing is one of the first of the modern craft brewers, having opened the first new brewpub in California and the second in the United States since the repeal of Prohibition, and has been recognized for its innovations in the brewpub concept, its craft brew style, its distinctive labels, and its role in industry associations.

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

         The Company's subsidiary, Releta Brewing Company, LLC. ("Releta") d/b/a Ten Springs Brewery, located in Saratoga Springs, New York, commenced production in February 1998 with an initial capacity of 60,000 bbl. per year expandable to 150,000 bbl. per year. In July 1998, the Company purchased all brand related assets of Carmel Brewing Company, Inc., a California corporation ("Carmel Brewing"), in exchange for unregistered shares of the Company's Common Stock having an aggregate value of $100,000 based on a per share price of $3.00. The transaction also involved the acquisition by the Company of certain point of sales and brewing ingredient inventory from Carmel Brewing and the lease by the Company from Carmel Brewing of certain bottling line equipment and certain kegs on a short-term basis. The Carmel brands were launched from the Ukiah facility.

         During 1998, the Company's largest shareholder, United Breweries of America Inc. ("UBA"), agreed to provide the Company with a credit facility of up to $2,000,000. Subsequently, the Company drew approximately $994,000 on the credit facility. In mid 1999, the Company induced UBA to convert the $994,000 drawn on the credit facility, together with approximately $61,000 of accrued interest, into 938,171 shares of common stock of the Company. After being offered an inducement by the Company, UBA agreed to convert all amounts drawn through August 30, 1999 into common stock of the Company.

         Further, in early 1999, the credit facility was terminated. In mid 1999, UBA agreed to provide the Company with a new credit facility of up to $800,000 to fund the operations of the Company. Subsequently, the Company has requested that UBA increase the amount of the credit facility to $1,200,000. As of December 31, 1999, the Company has drawn $565,127 on the credit facility.

         On March 29, 2000 the Company announced that it intends to enter into two concurrent related party transactions with affiliates of UBA. In the first transaction, the Company intends to acquire UBSN Ltd. UK, which is the European distributor of the UB Group's flagship brand, Kingfisher Premium Lager. In the second transaction, the Company intends to acquire the distribution rights to Kingfisher Premium Lager Beer in the United States from United Breweries International, UK Ltd.

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

         The U.S. beer market may be divided into six segments:

Segment                             Representative Brands
-------                             ---------------------

Low-Priced                          Busch, Milwaukee's Best, Old Milwaukee
Premium                             Budweiser, Coors Genuine Draft
Premium Lite                        Miller Lite, Bud Light, Coors Light
Super-Premium                       Michelob, Lowenbrau, Killians
European Import                     Heineken, Guinness, Bass, Becks
Domestic Craft                      Samuel Adams, Sierra Nevada, Red Tail Ale

         The Company competes in the domestic craft beer segment, which comprises approximately 2.5% of total U.S. beer sales. Craft beers are characterized by their full-flavor and are usually produced along traditional European brewing styles. While U.S. beer sales were basically flat for several years, domestic craft beer sales increased at a rate of between 5% and 10% per year since 1996. The rate at which the domestic craft beer segment continues to grow will have a material affect on the Company's business, financial condition, and results of operations. Actual industry segment performance depends on many factors that are outside the control of the Company.

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

Large brewer             a brand  brewed  by a  national  brewer  which may only
craft-style brews        imitate the style  of a  craft beer.  These craft-style
                         brews are often sold under  the label of a brewery that
                         does  not  exist or  the  label  of a  brewpub  with no
                         bottling  capacity.   The  term  "phantom  brewery"  is
                         sometimes used to describe such brands.

Brewpub brews            "hand-crafted"  brews produced for sale and consumption
                         at the brewery, which is normally connected with a restaurant/saloon. Brewpub brews are not normally sold for off-site consumption in significant quantities.

         Mendocino Brewing competes against all of the above brewers to some degree and also against other segments of the U.S. beer market. Competition for retail shelf-space also increased in 1999. Increased competition could hinder distribution of the Company's products and have a material adverse effect on the Company's business, financial condition, and results of operations.

Products

         Mendocino Brewing has historically brewed four ales and a stout year-round, one seasonal ale, and one seasonal porter:

     * RED TAIL ALE, a full flavored amber ale, is the flagship brand of Mendocino Brewing. It is available year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

     * BLUE HERON PALE ALE is a golden ale with a full body and a distinctive hop character. It is available year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

     * BLACK HAWK STOUT is the fullest in flavor and body of the Company's brews. It is available year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

     * EYE OF THE HAWK SELECT ALE is a high gravity deep amber summer ale. It is available year round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

     * PEREGRINE GOLDEN ALE is brewed year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

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

     * CARMEL WHEAT BEER is a light-bodied and delicately flavored beer characterized by its cloudy Hefeweizen appearance, refreshing floral aromas and subtle wheat flavor. It is available year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

     * CARMEL PALE ALE is a full, smooth flavored ale that imparts a malty and spicy character to the palate. It is available year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

     * FAT BEAR STOUT is a full-bodied brew characterized by smooth roasty flavors and malty aromas. It is only available in the East Coast in 12 oz. six-packs and half-barrel kegs.

     * WHITEFACE PALE ALE is a robust and spicy American style ale crafted with the finest malts and perfect blend of hops. It is only available in the East Coast in 12 oz. six-packs and half-barrel kegs.

     * SARATOGA CLASSIC PILSNER is a crisp, full-flavored, German-style pilsner with a clean hoppy finish. It is only available in the East Coast in 12 oz. six-packs and half-barrel kegs.

     * OLDE SARATOGA ROOT BEER is an exceptionally rich creamy premium gourmet root beer crafted with all natural ingredients and cane sugar. It is only available in the East Coast in quarter-barrel kegs.

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

         Mendocino Brewing's distinctive brews have been very well received in the market and within the industry. In 1999, products of the Company continued to win praise for their quality. Red Tail Ale and Eye of the Hawk Select Ale were adjudged as exceptional and Black Hawk Stout and Frolic Ale as highly recommended in their respective categories by the Beverage Testing Institute of Chicago, Illinois, which conducts comprehensive testing and tasting of all leading brands in different categories.

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

         The Saratoga Springs facility presently performs some contract brewing services for other brands.

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

         Beverages served include Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, Peregrine Golden Ale, and a seasonal brew on tap, along with local wines, Hopland Seltzer Water, and soft drinks. The brewpub also features hand pumped cask conditioned ales. The menu features home-style cooking, sausages, hamburgers, Red Tail chili, fresh salads, snacks, vegetarian entrees, and daily specials. The brewpub operates days and evenings, with live music for special events, such as the Company's annual Anniversary Party in August and its Oktoberfest in October. The Company brews special occasion draft beers at the Hopland Brewery, and uses or plans to use the facility for research and development, test-marketing, and as a brewing education and training site.

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

Regional Distribution

         The Company's products are distributed widely in California and in limited quantities at selected accounts in Arizona, Colorado, Delaware, District of Columbia, Florida, Georgia, Idaho, Kansas, Illinois, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, Nevada, Nebraska, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, Wisconsin, Wyoming and Virginia. The Company plans to add Michigan, Connecticut, and Maine in the near future. Northern California is the Company's primary market and Southern California currently is the second largest market.

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

Product Distribution

         Mendocino Brewing's beers are sold through distributors to consumers in bottles at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants, and convenience stores. All brands are also available in draft. The Company's products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Mendocino Brewing, together with its distributors, markets its products to retail outlets and relies on its distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. The Company also offers its products directly to consumers at the Hopland Brewery brewpub and merchandise store. Beer sales (wholesale and retail combined) constituted 95.6% of the Company's total sales in 1999, with food and merchandise retail and catalogue sales constituting the balance. Sales to the top five customers totaled $4,191,700 and $3,029,000 for the years ended December 31, 1999 and 1998, respectively representing 45% and 44% of sales.

Suppliers

         The Company's major suppliers are Great Western Malting Co., Yakima, Washington, and Briess Malting, Milwaukee, Wisconsin (malt); Lupofresh Inc. Wapato, Washington (hops); Ball Foster Glass, Muncie, Indiana (bottles); Gaylord Container Corporation, Antioch, California (cartons); Sierra Pacific Packaging, Oroville, California (carriers); and Inland Printing Company Inc., Lacrosse, Wisconsin (labels).

Employees

         As of December 31, 1999, the Company employed 63 full-time and 8 part-time individuals including 11 in management and administration, 32 in brewing and production operations, 16 in retail and brewpub operations and 12 in sales and marketing positions. Management believes that the Company's relations with its employees are excellent. The Company does not have any union labor contracts with any of its employees.

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

         Releta has federal trademark registrations of the FAT BEAR word mark (Reg. No. 2,267,709), TEN SPRINGS word mark (Reg. No. 2,243,852), and WHITEFACE word mark (Reg. No. 2,322,226), Releta has also applied for intent to use registrations of the trademarks NORTH COUNTRY ALES and SARATOGA CLASSIC PILSNER.

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

         The Company also acquired use of the word mark RAZOR EDGE through a License Agreement with Beverage Mates, Ltd. This Agreement, together with the amendment completed in 1999, gives the Company an exclusive license for ten years to use the mark in connection with the manufacture, production, labeling and packaging of Beverage Mates' products throughout the United States with the exception of North Carolina, and South Carolina, until certain agreements pertaining to these states permit the Company to sell in such states.

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

         Taxation of alcohol has increased significantly in recent years. Currently, the Federal tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. The California tax rate is $6.20 per bbl. The State of New York presently imposes an excise tax of $4.19 per bbl. on brewers for over 100,000 bbls. per year.

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

         The Company's waste products consist of water, spent grains, hops, and glass and cardboard. The Company has instituted a recycling program for its office paper, newspapers, magazines, glass, and cardboard at minimal cost to the Company. The Company pays approximately $550 per month in sewage fees relating to waste water from its Hopland facility. The Company sells or gives away its spent grain to local cattle ranchers. The Company has not purchased any special equipment and does not incur any identifiable fees in connection with its environmental compliance at its Hopland site. The Company earned the distinction of being a 1998 Waste Reduction Awards Program (WRAP) winner which is sponsored by the California Environmental Protection Agency and Integrated Waste Management Board.

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

         The Saratoga Springs facility is subject to various state, federal and local environmental laws which regulate use, storage and disposal of various materials. The Company's solid waste products consist of spent grain, cardboard, glass and liquid waste. As for solid waste, the Company has instituted at this facility a recycling program for cardboard, office papers and glass at a minimal cost to the Company. The Company sells spent grain to local cattle dairy farms. The Company pays approximately $870 per month towards sewer fees for liquid waste. The sewer discharge from the brewery is monitored and is within the standards set by Saratoga County Sewer Department. The Company follows and operates under rules and regulations of New York Department of Environmental Conservation for Air Pollution Control.

         The Company has not received any notice from any governmental agency that it is a potentially responsible person under any environmental law.

Research and Development

         Research and development activity in 1999 was minimal.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Mendocino Brewing's Common Stock is listed on the Pacific Exchange, Inc. (symbol MBR). The high and low closing sales prices for the Common Stock on the Pacific Exchange are set forth below for the quarters indicated:

                       1999                                 1998
        ----------------------------------    ----------------------------------
          1st      2nd      3rd      4th        1st      2nd      3rd      4th
        Quarter  Quarter  Quarter  Quarter    Quarter  Quarter  Quarter  Quarter
        -------  -------  -------  -------    -------  -------  -------  -------

High     $1.50    $2.00    $2.13    $1.25      $3.31    $2.75    $1.68    $1.18

Low      $0.56    $1.06    $0.88    $0.63      $2.00    $1.18    $1.06    $0.56

         The Company had approximately 2,431 shareholders of record as of March 15, 2000. Management intends to retain Mendocino Brewing's earnings for use in the business and does not expect the Company to pay cash dividends in the foreseeable future. The Company's credit agreements provide that the Company shall not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend) or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that such restrictions will remain in effect for as long as the Company has significant bank financing, including the long-term debt on the Ukiah real estate. The holders of the Company's 227,600 outstanding shares of Series A Preferred Stock are entitled to aggregate cash dividends and liquidation proceeds of $1.00 per share before any dividend may be paid with respect to the Common Stock. The Series A Preferred Shares are canceled after they have received their $1.00 per share aggregate dividend. Management does not have any present intention to declare or pay a dividend on the Series A Preferred Stock.

Item 6.  Management's Discussion and Analysis.

         The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto and other financial information included elsewhere in this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

Forward-Looking Information

         The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-KSB contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationships or performance and other risks detailed below as well as those discussed elsewhere in this Form 10-KSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are valid as of the date of this filing.

Overview

         The year was highlighted by introduction of new products and new packaging in both the Ukiah and Saratoga Springs facilities.

         In Ukiah, Carmel Pale Ale and Peregrine Golden Ale products were launched during the second quarter of the year. New packaging for Carmel Wheat, Red Tail 12 pack and Eye of the Hawk Millennium Edition was introduced.

         In Saratoga Springs, a new non-alcoholic brew of OLDE SARATOGA CLASSIC ROOT BEER was launched during the third quarter.

         All the new products have been well received in the market. The licensed brand Razor Edge also rolled out during the first quarter of the year from both the Ukiah and Saratoga Springs facilities.

         In addition, bottling line equipment such as a carrier erector and bulk glass handling equipment were installed in Ukiah and Saratoga facilities, respectively, which has brought about reductions in manpower. At the Ukiah facility, two additional 240 bbl fermentation tanks were installed to satisfy greater production and flexibility demand.

         Pursuant to the October 1997 Investment Agreement between the Company and UBA, UBA agreed to provide, or arrange for the provision of funding for the working capital requirements of Releta. UBA has fulfilled this commitment by making available to the Company a credit facility of up to $2,000,000 for working capital purposes (the "1998 Facility"). By mid 1999, the Company had borrowed $994,000 drawn on the credit facility and slightly more than $61,000 of interest had accrued thereon. Subsequently, UBA agreed to convert all of the outstanding convertible notes (together with all accrued but unpaid interest) into common stock after the Board of Directors of the Company offered UBA an inducement to convert. As a result of the conversion, UBA became the majority owner of Company.

         In mid-1999, the 1998 Facility was terminated, and a new credit facility (the "1999 Facility") in the maximum amount of $800,000 was offered to the Company on substantially the same terms as the 1998 Facility. On August 31, 1999, the Company and UBA entered into a Master Line of Credit Agreement setting forth the terms of the 1999 Facility. Pursuant to the terms of the Master Line of Credit Agreement, advances on the credit facility bear interest at the prime rate of the Bank of America in San Francisco plus 1.5%, up to a maximum of 10%, and is due and payable quarterly. The principal amount of each advance, together with any accrued but unpaid interest on such advance, is due 18 months after the date of such advance. UBA can, at its option, convert the principal and any accrued but unpaid interest into unregistered shares of the Company's common stock at a rate of one share of common stock for each $1.50 of principal and unpaid interest. As of December 31, 1999, the Company has made 5 draws on the credit facility. As of December 31, 1999, the aggregate amount drawn on the line of credit, together with interest accrued thereon, is equal to $576,284, which corresponds to the right to acquire up to 384,189 shares of common stock of the Company.

         Net sales for 1999 increased by 33.2% over 1998 due primarily to increased and improved marketing efforts. Production and sales in 1999 (measured in barrels, brewed and shipped out of Ukiah and Saratoga Springs facilities, including brands being brewed under contract) increased by 30.5% and 31.4% respectively, when compared to 1998. Production in 1999 increased to 48,973 barrels as compared to 37,514 barrels in 1998. Sales in 1999 increased to 47,154 barrels as compared to 35,882 barrels in 1998. The Company ended the year with a net loss of $1,306,300. Increased fixed costs associated with the breweries, higher selling and marketing expenses, increased interest expenses and induced conversion expense, contributed to the net loss of $1,306,300 for the year ended December 31, 1999.

         On March 29, 2000 the Company announced that it intends to enter into two concurrent related party transactions with affiliates of UBA. In the first transaction, the Company intends to acquire UBSN Ltd. UK, which is the European distributor of the UB Group's flagship brand, Kingfisher Premium Lager. In the second transaction, the Company intends to acqire the distribution right to Kingfisher Premium Lager Beer in the United States from United Breweries International, UK Ltd.

Results of Operations

         The following tables set forth, as a percentage of net sales, certain items included in Mendocino Brewing's Statements of Operations. See Financial Statements and Notes thereto.

                                                     ----------------------
                                                     Year Ended December 31
                                                     ----------------------
                                                      1999            1998
                  Statements of Operations Data:        %               %
                                                     ------          ------
     Sales                                           106.22          105.95
     Less Excise taxes                                 6.22            5.95
                                                     ------          ------
     Net Sales                                       100.00          100.00

     Costs of Sales                                   66.31           75.16
                                                     ------          ------
     Gross Profit                                     33.69           24.84
                                                     ------          ------
     Retail Operating Expenses                         4.80            7.38

     Marketing Expense                                19.44           20.09

     General and Administrative Expenses              18.99           29.12
                                                     ------          ------

     Total Operating Expenses                         43.23           56.59
                                                     ------          ------

     Loss from Operations                             (9.54)         (31.75)
     Other Expense                                    (4.13)           0.10

     Interest Expense                                 (9.73)          (9.71)
                                                     ------          ------

     Loss before income taxes                        (23.40)         (41.36)
     Benefit from income taxes                        (8.39)         (17.44)
                                                     ------          ------

     Net Loss                                        (15.02)         (23.92)
                                                     ======          ======

                                               -----------------------------
                                                  Year Ended December 31
                                               -----------------------------
                                                 1999               1998
     Balance Sheet Data:                           $                  $
                                               ----------        -----------
     Cash and Cash Equivalents                          0            42,000
     Working Capital                           (1,500,400)         (630,700)
     Property and Equipment                    14,727,200        15,259,800
     Deposits and Other Assets                     22,900            34,600
     Total Assets                              19,629,900        18,923,200
     Long-term Debt                             4,165,900         4,753,200
     Obligation Under Capital Lease             1,396,900         1,525,800
     Total Liabilities                          9,327,500         8,781,400
     Accumulated Deficit                       (3,805,100)       (2,498,800)
     Shareholder's equity                      10,257,400        10,141,800

Net Sales

         Net sales for 1999 increased by 32.2% from $6,529,700 in 1998 to $8,698,600 in 1999. The sales volume increased to 47,154 barrels during 1999 from 35,882 barrels in 1998, representing an increase of 31.4%. Of the total sales of barrels in 1999, the sales out of the Ukiah facility accounted for 37,156 barrels and the shipments from Saratoga Springs facility was 9,998 barrels. Management attributes the increased sales to improved marketing strategies, including new point of sale materials and increased sales personnel. The increase in overall net sales was achieved solely by higher wholesale shipments during 1999 when compared to 1998. In view of management's focus on wholesale beer sales, retail sales for the year 1999 decreased by $102,400 while the wholesale beer sales for the year 1999 increased by $2,423,600.

Cost of Goods Sold

         Cost of goods sold as a percentage of net sales decreased in 1999 to 66.31% when compared to that of 75.16% in 1998. During 1999, as a percentage of net sales as compared to 1998, depreciation decreased from 10.64% in 1998 to 7.96% in 1999, property taxes decreased from 2.13% in 1998 to 1.49% in 1999, labor costs decreased from 12.48% in 1998, to 11.61% in 1999, utilities decreased from 4.59% in 1998 to 3.89% in 1999, wastewater decreased from 0.47% in 1998 to 0.26% in 1999, repair & maintenance decreased from 1.31% in 1998 to 1.21% in 1999, telephone decreased from 0.19% in 1998 to 0.09% in 1999, equipment rental decreased from 0.46% in 1998 to 0.26% in 1999, thereby contributing to the decrease of 8.85% of the cost of goods sold as a percentage of net sales for the year of 1999. Management attributes the balance of the decrease to higher sales volumes thereby lowering per barrel production costs at both the Ukiah and Saratoga breweries.

Gross Profit

         As a result of the higher net sales as explained above, gross profit increased in 1999 to $2,930,700 from $1,621,700 for the comparable period of 1998, representing an increase of 81%. As a percentage of net sales, the gross profit during 1999 increased to 33.69% from that of 24.84% for the corresponding period of 1998.

Operating Expenses

         Operating expenses were $3,760,800 in 1999, as compared to $3,695,000 for 1998, representing an increase of 1.78%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

         Retail operating expenses for 1999 were $417,500 compared to $481,900 in 1998. This represents a decrease of $64,400 or 13.36% from 1998. As a percentage of net sales, retail operating expenses decreased to 4.80% in 1999 as compared to 7.38% for 1998. The decrease in retail operating expenses consisted of a decrease in labor costs of $66,200 and an increase in other net expenses of $1,800.

         Marketing and distribution expenses were $1,691,100 for 1999, representing an increase of 29% compared to $1,311,700 in 1998. As a percentage of net sales, marketing and distribution expenses represented 19.44% in 1999 as compared to 20.09% in 1998. The increase in marketing and distribution expenses consisted of an increase in marketing and sales labor of $128,400; telephone expenses increased by $9,500; sales promotions expenses increased by $162,500; point of sale expenses increased by $31,900; media advertising increased by $12,900; auto expenses increased by $8,500; travel and entertainment decreased by $8,300; freight increased by $32,500; and an increase in other net expenses of $1,500.

         General and administrative expenses were $1,652,200 in 1999, as compared to $1,901,400 in 1998 representing a decrease of $249,200. As a percentage of net sales, the general and administrative expenses represented a decrease of 10.2% in 1999 to 18.9% as compared to 29.1% in 1998. The decrease of general and administrative expenses consisted of a decrease in professional and legal fees of $225,100, supplies decreased by $10,400, travel and entertainment decreased by $100,800, labor (which includes directors compensation of $102,600 for 1999) increased by $87,700; and all other expenses decreased by $600.

Other Income/(Expense)

         The other income/(expense) for the year 1999 was $1,205,700 as compared to $627,800 in 1998. The increase of $577,900 was due to an increase in interest expense of $210,500, an increase of $263,900 in induced conversion expense for convertible debt, an increase in other expenses of $103,500 relative to potential acquisitions that were not consummated, and miscellaneous income of $8,000.

Benefit From Income Taxes

         The benefit from income taxes for the year 1999 was $729,500 as compared to $1,138,800 in 1998. The benefit from income taxes is due to the expected future benefit of carrying forward net operating losses and other timing differences.

         As of December 31, 1999, the Company has available for carryforward approximately $6,747,000, $2,551,000 and $794,000 of Federal, California and New York net operating losses. Approximately $940,000 of the Federal and New York net operating losses will expire in 2012 and the remaining through 2019. The California net operating losses expire beginning in 2001 through 2004. The Company also has $28,000 of California Manufactures Investment Tax Credits that can be carried forward to future taxes and begin to expire in 2005. The benefit from these loss carryforwards and credits has been recorded, resulting in a deferred tax asset. A valuation allowance is not provided since the Company believes it is more likely than not the loss carryforwards will be fully utilized.

         The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns, including the future benefit of its carryforwards. Temporary differences and carryforwards which give rise to deferred assets on December 31, 1999 are as follows:


     Benefits from net operating loss carryforwards            $ 2,590,800
     Investment tax credit carryforwards                            28,000
     Inventory                                                       6,900
     Accruals                                                       39,700
     Depreciation and amortization                                 (78,600)
     Other                                                        (103,400)
                                                               -----------
     Net deferred income taxes                                   2,483,400
     Deferred income taxes expected to be utilized in 2000          43,100
                                                               -----------
     Deferred income taxes                                     $ 2,440,300
                                                               -----------

Net Loss

         The net loss for the year 1999 was $1,306,300 as compared to $1,562,300 for the year 1998. As a percentage of net sales, the net loss for the year 1999 represented 15.0% when compared to 23.9% in 1998.

Segment Information

         Mendocino Brewing's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 94% of the Company's total gross sales during 1999. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 6% of the Company's total gross sales during 1999.

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

Capital Demands

         The Releta facility commenced brewing operations in February 1998. The Company expects both the Ukiah and Releta facilities to operate at significantly less than full capacity during all or part of 2000. Both breweries have placed demands upon the Company's assets, liabilities, commitments for capital expenditures, and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations.

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

Liquidity and Capital Resources

         Long Term Debt. Mendocino Brewing has obtained a $2.7 million long term loan secured by a first priority deed of trust on the Ukiah land and improvements. The loan is payable in monthly installments of $24,443 including interest at the Treasury Constant Maturity Index plus 4.17%, currently 5.83%, maturing December 2012 with a balloon payment in the amount of $1,872,300 secured by some of the assets of the Company (other than the Releta facility), including, without limitation, a first priority deed of trust on the Ukiah land and improvements, fixtures and most of the equipment of the Company.

         Shareholder Commitment. UBA, the Company's largest shareholder, agreed to provide the Company with a credit facility of up to $2 million (the "1998 Facility"). In mid-1999, the 1998 Facility was terminated, and a new credit facility (the "1999 Facility") in the maximum amount of $800,000 was offered to the Company on substantially the same terms as the 1998 Facility. On August 31, 1999, the Company and UBA entered into a Master Line of Credit Agreement setting forth the terms of the 1999 Facility. Pursuant to the terms of the Master Line of Credit Agreement, advances on the credit facility bear interest at the prime rate of the Bank of America in San Francisco plus 1.5%, up to a maximum of 10%, and is due and payable quarterly. The principal amount of each advance, together with any accrued but unpaid interest on such advance, is due 18 months after the date of such advance. Each advance made on the line of credit will be evidenced by a convertible note. Each convertible note includes a conversion feature whereby UBA could, at its option, convert the principal and any accrued but unpaid interest into unregistered shares of the Company's common stock on or after the maturity date, at a rate of one share of common stock for each $1.50 of principal and unpaid interest. The arrangement was approved by the independent directors (Robert Neame, Kent Price and Sury Rao Palamand) on August 30, 1999. As of December 31, 1999, the Company has made five draws on the credit facility. The aggregate amount drawn, together with interest accrued, equaled $576,284 which corresponds to the right of UBA to acquire up to 384,189 shares of Common Stock of the Company at a conversion price of $1.50 per share.

         Conversion of Certain Promissory Notes. On August 30, 1999, UBA agreed to convert all of the outstanding convertible notes (together with all accrued but unpaid interest) issued to UBA under the 1998 Facility. By their terms the convertible notes were convertible at $1.50 per share. However, the Board of Directors of the Company offered to induce UBA to convert the notes into common stock at a price of $1.125, which was the then-current price of the Company's common stock as traded on the Pacific Exchange. The total amount converted was approximately $1,055,442, which is equal to 938,171 shares of common stock. As a result of the conversion, UBA became the majority owner of Company, holding 55.8% of the issued and outstanding shares of common stock. Further, as a result of the conversion, the Company recognized an expense of $263,900 for the induced conversion. The induced conversion was approved by the independent directors (Robert Neame, Kent Price and Sury Rao Palamand) on August 30, 1999.

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

         Credit Facility. The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2000. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $1,236,600 of the term loan was outstanding as of December 31, 1999. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of December 31, 1999, the total amount outstanding on the line of credit was $2,396,400.

         Keg Management Arrangement. The Company has entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If the agreement terminates, the Company is required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available. However, there can be no assurances that the Company will be able to finance the purchase of kegs and the failure to purchase the necessary kegs from MicroStar is likely to have a material adverse effect on the Company.

         Current Ratio. The Company's ratio of current assets to current liabilities on December 31, 1999 was 0.61 to 1.0 and its ratio of total assets to total liabilities was 2.09 to 1.0.

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

Year 2000

         Year 2000 issues could affect the performance of the Company's business. While not all Year 2000 date-related disruption scenarios have passed, through the date of this filing, the Company has experienced no material disruptions or other significant problems. There is a possibility of disruptions in the future including errors that could still arise in the Company's internal and network information systems because of their failure to correctly recognize and process date information after the calendar change from 1999 to 2000, or their inability to properly process the date February 29, 2000. The Company also may yet experience supplier-related Year 2000 problems. If any of these Year 2000 problems occur, the Company's operations could be significantly hampered. The Company is continuing to monitor and mitigate its exposure as appropriate, but based on currently available information, the Company continues to believe that Year 2000-related disruptions or other problems, if any, will not have a significant adverse impact on the Company's operational results or financial condition. However, the Company cannot be certain that Year 2000 issues will not have a material adverse impact since it is still early in 2000.

Item 7.  Financial Statements.

         The information required by this item is set forth at Pages F-1 through F-17 to this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The information required by Item 9 will be contained in the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") called to be held in June 2000, which the Company intends to file with the Commission in April 2000, and such information is incorporated herein by reference.

Item 10.  Executive Compensation.

         The information required by Item 10 will be contained in the 2000 Proxy Statement, and such information is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 11 will be contained in the 2000 Proxy Statement, and such information is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

         On March 29, 2000, the Company announced that it intends to enter into two concurrent related-party transactions.

         In the first transaction, the Company will acquire UBSN Ltd. by acquiring all of the issued and outstanding shares of United Breweries International UK, Ltd. ("UBI UK, Ltd."), which is the parent company of UBSN Ltd. In the transaction, the Company has offered to issue approximately 5,000,000 shares of the Company's common stock in exchange for the shares of UBI UK, Ltd. Upon the closing of the transaction, UBI UK Ltd. will become a wholly-owned subsidiary of the Company. The closing of the transaction is expected to occur in late May 2000, or as soon thereafter as the various conditions to closing have been satisfied or waived.

         The closing of the transaction, the obligation of the Company to proceed with the acquisition of the shares of UBI UK, Ltd., and the precise number of shares of common stock to be issued are subject to the satisfaction or waiver of certain conditions including: (i) the approval of the proposed acquisition by the Board of Directors of the Company; (ii) the approval of the transaction by the shareholders of the Company; (iii) the approval by the Securities and Exchange Commission of the Company's Proxy Statement with respect to the transaction; and (iv) the receipt by the Company of a "fairness opinion", in a form satisfactory to the Board of Directors of the Company, regarding the transaction from Sage Capital LLC.

         In a second and concurrent transaction, the Company will obtain the distribution rights to the "Kingfisher" brand of beer in the United States from UBI UK, Ltd. As compensation, the Company will issue additional shares of its common stock based on a valuation established in the fairness opinion obtained from Sage Capital LLC. Under the terms of the distribution agreement, the Company will also have an option to brew "Kingfisher" brand beer in the United States, for distribution primarily in the United States, on mutually agreed terms and conditions. However, in order to commence the brewing and distribution of the "Kingfisher" beer, the Company will have to obtain a license to use the "Kingfisher" trademark from Kingfisher of America Inc ("KAI"). The Company will be solely responsible for obtaining that trademark license, at its sole expense, and there are no assurances that such license will be obtained.

         The transactions described above are related party transactions because the corporation that owns all of the shares of UBI UK, Ltd. is held by a trust, which is controlled by fiduciaries who may exercise discretion in favor of Dr. Mallya, amongst others. Dr. Vijay Mallya is the Chairman and Chief Executive Officer of the Company. Further, KAI is owned by a foreign corporation, the shares of which are controlled by fiduciaries who may exercise discretion in favor of Dr. Mallya, amongst others.

         Additional information required by Item 12 will be contained in the 2000 Proxy Statement, and such information is incorporated herein by reference.

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

 10.7     (F)   Liquid Sediment Removal Services Agreement with Cold Creek
                Compost, Inc.

 10.8     (A)   Lease Agreement between the Company and Kohn Properties.

 10.9     (C)   Commercial Real Estate Purchase Contract and Receipt for Deposit
                (previously filed as Exhibit 19.2).

 10.15    (N)   Commercial Lease between Stewart's Ice Cream Company, Inc. and
                Releta Brewing Company LLC.

Exhibit
 Number         Description of Document
 ------         -----------------------

 10.16    (M)   Agreement between United Breweries of America Inc. and Releta
                Brewing Company LLC regarding payment of certain liens.

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

 10.38    (R)   Patent, Trademark and License Mortgage by the Company in favor of The CIT Group/Credit Finance, Inc.

 10.39    (R)   Patent, Trademark and License Mortgage by Releta Brewing Company
                LLC in favor of The CIT Group/Credit Finance, Inc.

 10.41    (U)   Employment Agreement with Yashpal Singh.

 10.42    (U)   Employment Agreement with P.A. Murali.

 10.43    (V)   Master Loan Agreement between the Company and the United
                Breweries of America Inc.

 10.44    (V)   Convertible Note in favor of the United Breweries of America
                Inc.

 27             Financial Data Schedule.

----------

     (A) Incorporated by reference from the Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

Exhibit
 Number         Description of Document
 ------         -----------------------

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


The Registrant filed a report on Form 8-K on March 29, 2000 announcing the Company's acquisition of UBSN and the U.S. distribution rights to Kingfisher Premium Lager Beer from UBI, UK Ltd., responsive to Item 5 of Form 8-K (Other Events). No financial statements were filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    (Registrant) Mendocino Brewing Company, Inc.


                                    By: /s/ Vijay Mallya
                                        ----------------------------------------
                                        Vijay Mallya, Chief Executive Officer
                                        Date: March 30, 2000


         Pursuant to the requirements of Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    By: /s/ Vijay Mallya
                                        ----------------------------------------
                                        Vijay Mallya, Chief Executive Officer
                                        and Director
                                        Date: March 30, 2000


                                    By: /s/ Yashpal Singh
                                        ----------------------------------------
                                        Yashpal Singh, President, Chief
                                        Operating Officer and Director
                                        Date: March 30, 2000


                                    By: /s/ Jerome G. Merchant
                                        ----------------------
                                        Jerome G. Merchant, Director
                                        Date: March 30, 2000


                                    By: /s/ P.A. Murali
                                        ----------------------------------------
                                        P.A. Murali, Secretary and Chief
                                        Financial Officer
                                        Date: March 30, 2000

--------------------------------------------------------------------------------



                        MENDOCINO BREWING COMPANY, INC.,
                                 AND SUBSIDIARY

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

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

     Statements of cash flows..............................................F - 6

     Notes to financial statements.........................................F - 7

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Mendocino Brewing Company, Inc.


We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc., and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mendocino Brewing Company, Inc., and subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Moss Adams LLP

Santa Rosa, California
February 4, 2000

                                    Page F-1

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                                      December 31, 1999 and 1998
================================================================================

                                     ASSETS

                                                      1999              1998
                                                  -----------        -----------
CURRENT ASSETS
  Cash                                            $        --        $    42,000
  Accounts receivable                               1,040,300            679,900
  Inventories                                       1,168,700            978,000
  Prepaid expenses                                     57,200             33,500
  Deferred income taxes                                43,100            138,300
                                                  -----------        -----------

     Total current assets                           2,309,300          1,871,700
                                                  -----------        -----------

PROPERTY AND EQUIPMENT                             14,727,200         15,259,800
                                                  -----------        -----------
OTHER ASSETS
  Deferred income taxes                             2,440,300          1,614,200
  Deposits and other assets                            22,900             34,600
  Intangibles, net of amortization                    130,200            142,900
                                                  -----------        -----------

                                                    2,593,400          1,791,700
                                                  -----------        -----------

     Total assets                                 $19,629,900        $18,923,200
                                                  ===========        ===========

The accompanying notes are an integral part of these financial statements.
================================================================================
                                                                        Page F-2

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS (Continued)
                                                      December 31, 1999 and 1998
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                    1999               1998
                                                                ------------      ------------
CURRENT LIABILITIES
  Disbursements in excess of deposits                           $      9,600      $         --
  Line of credit                                                   1,159,800                --
  Accounts payable                                                 1,708,700           806,700
  Accrued wages and related expense                                  204,600           210,800
  Accrued liabilities                                                130,300            91,000
  Current maturities of long-term debt                               321,000           322,000
  Current maturities of obligations under capital lease              275,700           221,300
  Current maturities of notes payable to related party                    --           850,600
                                                                ------------      ------------
     Total current liabilities                                     3,809,700         2,502,400

LONG-TERM DEBT, less current maturities                            3,589,600         3,871,800

LINE OF CREDIT                                                            --           738,000

OBLIGATIONS UNDER CAPITAL LEASE, less
  current maturities                                               1,396,900         1,525,800

NOTES PAYABLE TO RELATED PARTY, less
  current maturities                                                 576,300           143,400
                                                                ------------      ------------
     Total liabilities                                             9,372,500         8,781,400
                                                                ------------      ------------
STOCKHOLDERS' EQUITY
  Preferred stock, Series A, no par value, with
    aggregate  liquidation  preference of $227,600;
    227,600 shares authorized, issued and outstanding                227,600           227,600
  Common stock, no par value; 20,000,000 shares authorized,
    5,530,177 and 4,497,059 shares issued and outstanding
    at December 31, 1999 and 1998, respectively                   13,834,900        12,413,000
  Accumulated deficit                                             (3,805,100)       (2,498,800)
                                                                ------------      ------------
     Total stockholders' equity                                   10,257,400        10,141,800
                                                                ------------      ------------
     Total liabilities and stockholders' equity                 $ 19,629,900      $ 18,923,200
                                                                ============      ============

The accompanying notes are an integral part of these financial statements.
================================================================================
                                                                        Page F-3

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                          Years Ended December 31, 1999 and 1998
================================================================================

                                                   1999                 1998
                                                -----------         -----------
SALES                                           $ 9,240,000         $ 6,918,800

LESS EXCISE TAXES                                   541,400             389,100
                                                -----------         -----------

NET SALES                                         8,698,600           6,529,700

COST OF GOODS SOLD                                5,767,900           4,908,000
                                                -----------         -----------

GROSS PROFIT                                      2,930,700           1,621,700
                                                -----------         -----------
OPERATING EXPENSES
  Retail operating                                  417,500             481,900
  Marketing                                       1,691,100           1,311,700
  General and administrative                      1,652,200           1,901,400
                                                -----------         -----------

                                                  3,760,800           3,695,000
                                                -----------         -----------

LOSS FROM OPERATIONS                               (830,100)         (2,073,300)
                                                -----------         -----------
OTHER INCOME (EXPENSE)
  Induced conversion                               (263,900)                 --
  Interest income                                       500               1,900
  Other income (expense)                            (95,500)              2,900
  Gain on sale of equipment                              --               3,700
  Interest expense                                 (846,800)           (636,300)
                                                -----------         -----------

                                                 (1,205,700)           (627,800)
                                                -----------         -----------

LOSS BEFORE INCOME TAXES                         (2,035,800)         (2,701,100)

BENEFIT FROM  INCOME TAXES                         (729,500)         (1,138,800)
                                                -----------         -----------
NET LOSS                                        $(1,306,300)        $(1,562,300)
                                                ===========         ===========
BASIC LOSS PER COMMON SHARE                     $     (0.27)        $     (0.35)
                                                ===========         ===========
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                      4,838,151           4,480,222
                                                ===========         ===========

The accompanying notes are an integral part of these financial statements.
================================================================================
                                                                        Page F-4

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          Years Ended December 31, 1999 and 1998
================================================================================

                                         Series A
                                      Preferred Stock             Common Stock
                                    --------------------    -------------------------   Accumulated       Total
                                     Shares      Amount      Shares         Amount       (Deficit)       Equity
                                     ------      ------      ------         ------       ---------       ------
Balance, December 31, 1997          227,600     $227,600    4,463,385     $12,367,200   $  (936,500)   $11,658,300

Stock issued for asset acquisition       --           --       33,674          45,800            --         45,800

Net loss                                 --           --           --              --    (1,562,300)    (1,562,300)
                                    -------     --------    ---------     -----------   -----------    -----------

Balance, December 31, 1998          227,600      227,600    4,497,059      12,413,000    (2,498,800)    10,141,800

Related party debt converted to
 common stock at $1.125 per              --           --      938,171       1,319,300            --      1,319,300

Stock issued for services                --           --       94,947         102,600            --        102,600

Net loss                                 --           --           --              --    (1,306,300)    (1,306,300)
                                    -------     --------    ---------     -----------   -----------    -----------

                                    227,600     $227,600    5,530,177     $13,834,900   $(3,805,100)   $10,257,400
                                    =======     ========    =========     ===========   ===========    ===========

The accompanying notes are an integral part of these financial statements.
================================================================================
                                                                        Page F-5

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Years Ended December 31, 1999 and 1998
================================================================================

                                                       1999              1998
                                                   -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $(1,306,300)     $(1,562,300)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization                      794,600          779,400
    Induced conversion expense                         263,900               --
    Gain on sale of assets                                  --           (3,700)
    Deferred income taxes                             (730,900)      (1,139,600)
    Stock issued for services                          102,600               --
    Accrued interest converted to stock                 61,200               --
  Changes in:
    Accounts receivable                               (360,400)        (350,200)
    Inventories                                       (190,700)        (433,900)
    Prepaid expenses                                   (23,700)           9,100
    Deposits and other assets                           11,700          (33,100)
    Refundable income taxes                                 --          106,300
    Accounts payable                                   902,000           78,400
    Accrued wages and related expense                   39,300           41,100
    Accrued liabilities                                 (6,200)        (157,800)
                                                   -----------      -----------
       Net cash used by operating activities          (442,900)      (2,666,300)
                                                   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, equipment and leasehold
   improvements                                        (99,800)        (185,900)
  Increase in intangibles                                   --          (63,100)
  Proceeds from sale of fixed assets                        --           24,000
                                                   -----------      -----------
       Net cash used by investing activities           (99,800)        (225,000)
                                                   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                     421,800          138,000
  Borrowings on long-term debt                              --        1,433,600
  Principal payments on long-term debt                (283,200)        (153,400)
  Payments on obligations under capital lease         (223,800)        (185,200)
  Disbursements in excess of deposits                    9,600               --
  Proceeds from notes payable to related party         576,300          994,000
                                                   -----------      -----------

       Net cash provided by financing activities       500,700        2,227,000
                                                   -----------      -----------

DECREASE IN CASH                                       (42,000)        (664,300)

CASH, beginning of year                                 42,000          706,300
                                                   -----------      -----------

CASH, end of year                                  $        --      $    42,000
                                                   ===========      ===========

The accompanying notes are an integral part of these financial statements.
================================================================================
                                                                        Page F-6

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

Description of operations - Mendocino Brewing Company and its subsidiary operate two breweries, which are in the business of producing beer and malt beverages for the specialty "craft" segment of the beer market, as well as own and operate a brewpub and gift store. The breweries are in two locations, one in Ukiah, California and the other in Saratoga Springs, New York. The brewpub and gift store are located in Hopland, California. The majority of sales for Mendocino Brewing Company are in California. The Company began operations at the Saratoga Springs, New York facility in December 1997. The company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands.

Principles of consolidation - The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiary, Releta Brewing Company, LLC, which operates in Saratoga Springs, New York. All material inter-company balances and transactions have been eliminated.

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

               Building                      40 years
               Machinery equipment         5-40 years
               Furniture and fixtures      5-10 years
               Leasehold improvements      7-20 years

Intangibles - Intangibles consist of prepaid interest on the financing of the Ukiah brewery, placement fees associated with debt and purchased intangibles. Amounts are amortized using the straight-line method over the lives of the debt and estimate useful lives of the intangibles.

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

================================================================================
                                                                        Page F-7

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

================================================================================

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

Basic loss per share - Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share was computed using the weighted average number of common shares outstanding. Debt convertible into 384,189 shares of common stock at $1.50 per share, and 101,388 stock options, at a weighted average price per share of $2.07, have been excluded from the weighted average shares outstanding since the effect of these potentially dilutive securities would be antidilutive.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results.

Advertising - Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 1999 and 1998, were $243,200 and $214,700, respectively.

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

================================================================================
                                                                        Page F-8

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

================================================================================

NOTE 2 - INVENTORIES

                                                  1999                   1998
                                                ----------            ----------
Raw materials                                   $  363,600            $  276,800
Work-in-process                                    210,100               210,500
Finished goods                                     562,500               438,900
Merchandise                                         32,500                51,800
                                                ----------            ----------
                                                $1,168,700            $  978,000
                                                ==========            ==========

NOTE  3 -      PROPERTY AND EQUIPMENT

                                                        1999             1998
                                                     -----------     -----------
Buildings                                            $ 7,738,700     $ 7,696,500
Machinery and equipment                                5,381,100       5,263,700
Equipment under capital lease                          2,265,700       2,117,400
Land                                                     810,900         813,000
Leasehold improvements                                   792,200         792,200
Equipment in progress                                     66,900         123,500
Vehicles                                                  69,300          69,300
Furniture and fixtures                                    37,900          37,900
                                                     -----------     -----------
                                                      17,162,700      16,913,500
Less accumulated depreciation and amortization         2,435,500       1,653,700
                                                     -----------     -----------
                                                     $14,727,200     $15,259,800
                                                     ===========     ===========

NOTE  4 -      LINE OF CREDIT

The Company has available a $3,000,000 line of credit with interest at the prime rate, plus 2.25%. Approximately $1,484,000 was advanced to the Company in the form of a term loan (see Note 5). The bank's commitment under the line of credit matures September 2000. The agreement is secured by substantially all the assets of the Releta Brewing Company, LLC, accounts receivable, inventory, certain securities pledged by a stockholder, and a second position on the real property of Mendocino Brewing Company.

================================================================================
                                                                        Page F-9

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT
                                                         1999            1998
                                                      ----------      ----------
Note payable to bank, in monthly installments
of   $24,400,   including   interest  at  the
Treasury Constant  Maturity Index,  currently
5.83% plus  4.17%;  maturing  December  2012,
with   a   balloon   payment,    secured   by
substantially  all the  assets  of  Mendocino
Brewing Company                                       $2,655,800      $2,679,900

Note  payable to  financial  institution,  in
monthly   installments   of   $24,700,   plus
interest   at  the  prime  rate  plus  2.25%,
currently   10.75%;   maturing   March  2004;
secured  by  substantially  all the assets of
the   Releta   Brewing    Company,    certain
securities pledged by a stockholder, accounts
receivable,  inventory and a second  position
on  the  other  assets of  Mendocino  Brewing
Company                                                1,236,600       1,484,000

Note  payable,  in  monthly  installments  of
$1,200, including interest at 5.65%; maturing
March 2001; secured by vehicle                            18,200          29,900
                                                      ----------      ----------
                                                       3,910,600       4,193,800
Less current maturities                                  321,000         322,000
                                                      ----------      ----------
                                                      $3,589,600      $3,871,800
                                                      ==========      ==========

Maturities of long-term debt for succeeding years are as follows:

               Year Ending December 31,
               ------------------------
                      2000                   $  321,000
                      2001                      373,900
                      2002                      377,100
                      2003                      384,400
                      2004                      145,000
                                              2,309,200
                                             ----------
                      Thereafter             $3,910,600
                                             ==========

================================================================================
                                                                       Page F-10

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

NOTE 6 - OBLIGATIONS UNDER CAPITAL LEASE

The Company leases brewing and office equipment under various capital lease agreements with various financial institutions.

Future minimum lease payments under these capital lease agreements are as follows:

                            Year Ending December 31,
                            ------------------------
                                   2000                $  430,800
                                   2001                   422,000
                                   2002                   402,400
                                   2003                   824,900
                                   Thereafter              15,600
                                                       ----------
                                                        2,095,700
Less amounts representing interest                        423,100
                                                       ----------
Present value of minimum lease payments                 1,672,600
Less current maturities                                   275,700
                                                       ----------
                                                       $1,396,900
                                                       ==========
NOTE 7 - NOTES PAYABLE TO RELATED PARTY

                                                       1999            1998
                                                     --------         --------
Notes payable  consists of convertible  notes
to United  Breweries  of  America,  a related
party,  with  interest at the prime rate plus
1.5%,  maturing 18 months after the advances,
unsecured,  subordinated  to bank debt,  upon
maturity are convertible into common stock at
$1.50  per share or may be repaid in 60 month
ly  installments,  notes mature  through June
2001, including $11,200 of accrued interest          $576,300         $994,000

Less current maturities                                    --          850,600
                                                     --------         --------
                                                     $576,300         $143,400
                                                     ========         ========

NOTE 8 - PROFIT-SHARING PLAN

The Company has a profit-sharing retirement plan under which it may make employer contributions at the discretion of the Board of Directors, although no such contributions are required. Employer contributions vest over a period of six years. The plan covers substantially all full-time employees meeting certain minimum age and service requirements. There were no contributions made for the years ended December 31, 1999 and 1998.

================================================================================
                                                                       Page F-11

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

NOTE 9 - COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company leases its Hopland, California facility under a noncancellable operating lease expiring August 2004. The monthly lease payment is $2,100, to be adjusted annually by increases in the Consumer Price Index, as defined in the lease agreement. The Company leases the land on which the New York brewery operates under a noncancellable operating lease expiring October 2002. The lease contains options, which management intends to exercise, to extend the lease for three additional 5 year periods and contains an option to purchase the property. The monthly lease payment is $8,800, to be adjusted annually by increases in Consumer Price Index, as defined in the lease agreement. Additionally, the Company leases certain equipment and vehicles under noncancellable operating leases that expire through August 2004. Total rent expense was $192,100 and $201,300 for the years ended December 31, 1999 and 1998, respectively. Future minimum lease payments are as follows:

              Year Ending December 31,
              ------------------------

                     2000                  $144,800
                     2001                   134,100
                     2002                   112,700
                     2003                    29,300
                     2004                    19,600
                                           --------
                                           $440,500
                                           ========

Keg management agreement - In January 1997, the Company entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides half-barrel kegs for which the Company pays a service fee between $5 and $15, depending on volume. The agreement is effective April 1, 1997, for a five-year period. Mendocino Brewing Company, Inc. has the option to terminate the agreement with 30 days notice. If terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. Rental expense associated with this agreement was $101,800 and $124,800 for the years ended December 31, 1999 and 1998, respectively.

The Company  reimburses  certain  expenses to United  Breweries  of America Inc.
(UBA), a related party, owning approximately 55% of the common stock, for consulting, salaries, corporate financing and marketing activities. Total expenses for UBA in 1999 and 1998 were $39,300 and $77,800. Interest expense associated with the UBA notes was $72,600 and $64,900 for the year ended December 31, 1999 and 1998, respectively.

The Company currently has accrued expenses to related parties of $42,200 and $44,600 as December 31, 1999 and 1998, respectively.

The Company pays a member of the Board of Directors $2,700 per month for consulting services. During the year the Company paid $32,400 for these consulting services.

================================================================================
                                                                       Page F-12

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
================================================================================

NOTE 10 - CONTINGENCIES

Because of the unprecedented nature of the Year 2000 Issue, its effects, if any, may not be identified until a future date. Management cannot assure that the Company has identified all Year 2000 Issues, that the Company's remediation efforts has been successful in whole or in part, or that parties with whom the Company does business will not be significantly impacted by Year 2000 Issues.

NOTE 11 - MAJOR CUSTOMERS

Sales to the top five customers totaled $4,191,700 and $3,029,000 for the years ended December 31, 1999 and 1998, respectively representing 45% and 44% of sales.

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock

In August 1999, the Company offered UBA an incentive to convert their outstanding debt of $994,000 plus accrued interest of $61,400 to shares of common stock. Per the agreement, the notes were convertible at $1.50 per share at UBA's sole request. On the date of the conversion, the market price was significantly lower than the conversion price of $1.50 per share. In order to induce UBA to convert their entire debt, which has not matured, to common stock, the Company offered to convert the debt at the market price of the stock. As part of this transaction the Company recorded as an expense, $263,900 for the inducement of the conversion price at less than the $1.50 conversion price.

Also in August 1999, the Company voted to compensate the independent outside members of the Board of Directors. The Company issued 94,947 shares to these board members as compensation and recognized $102,600 of compensation expense for the issuance of the common stock.

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

================================================================================
                                                                       Page F-13

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

================================================================================

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

The exercise price of incentive options must be no less than the fair-market value of such stock at the date the option is granted, while the exercise price of nonstatutory options will be no less than 85% of the fair-market value per share on the date of grant. With respect to options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock, the exercise price will be no less than 110% of the fair-market value of such share at the grant date. During 1999, the Company issued 88,888 non-statutory stock options with a five-year term to the independent members of the Board of Directors at the market price on the date of the grant.

The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options issued during 1999. Had compensation cost for the Company's options been determined based on the fair value at the grant date for awards in 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have reduced to the pro forma amounts indicated below:

                                                 1999                  1998
                                              -----------          -----------
Net loss - as reported                        $(1,306,300)         $(1,572,400)
Net loss - pro forma                          $(1,363,800)         $(1,572,400)
Loss per share - as reported                  $     (0.27)         $     (0.35)
Loss per share - pro forma                    $     (0.28)         $     (0.35)

The  fair  value  of  each  option  is  estimated  on date of  grant  using  the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1999. There were no options granted in 1998.

                                                                       1999
                                                                      ------
Dividends                                                              None
Expected volatility                                                    120%
Risk free interest rate                                                6.51%
Expected life                                                        5 years

Options issued during 1999 have an estimated weighted average fair value of $1.08.

================================================================================
                                                                       Page F-14

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

================================================================================

NOTE 13 - STOCK OPTION PLAN (Continued)

The following table summarizes common stock option activity:

                                            Shares Under       Weighted-Average
                                               Option           Exercise Price
                                               ------           --------------

Balance, December 31, 1997                     12,500               $ 8.80
Granted                                            --                   --
Exercised                                          --
Canceled                                           --                   --
                                              -------
Balance, December 31, 1998                     12,500                 8.80
Granted                                        88,888                 1.13
Exercised                                          --
Canceled                                           --                   --
                                              -------
Balance, December 31, 1999                    101,388               $ 2.07
                                              =======

NOTE 14 - INCOME TAXES

1999 1998
Current

Federal                                     $        --             $        --
State                                             1,400                     800
                                            -----------             -----------
                                                  1,400                     800
                                            -----------             -----------
Deferred

Current                                          95,200                 (98,800)
Non-current                                    (826,100)             (1,040,800)
                                            -----------             -----------
                                               (730,900)             (1,139,600)
                                            -----------             -----------
                                            $  (729,500)            $(1,138,800)
                                            ===========             ===========

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

1999 1998

Income tax benefit at 34%                   $  (692,200)            $  (925,200)
State taxes                                       1,400                     800
State tax benefit of net operating loss
 carry forward                                  (96,900)               (111,300)
Recognition of future tax (deductions)           58,200                (103,100)
                                            -----------             -----------
                                            $  (729,500)            $(1,138,800)
                                            ===========             ===========

================================================================================
                                                                       Page F-15

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

================================================================================

NOTE 14 - INCOME TAXES (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                      1999              1998
                                                   -----------      -----------

Inventories                                        $     6,900      $     6,600
Accruals                                                39,700          141,800
Other                                                   (3,500)         (10,100)
                                                   -----------      -----------
Current deferred tax asset                         $    43,100      $   138,300
                                                   ===========      ===========

Depreciation and amortization                      $   (78,600)     $   (35,300)
Investment tax credit carryforward                      28,000           43,500
Benefit of net operating loss carryforward           2,590,800        1,700,800
Other                                                  (99,900)         (94,800)
                                                   -----------      -----------

Non-current deferred tax asset                     $ 2,440,300      $ 1,614,200
                                                   ===========      ===========

As of December 31, 1999, the Company has available for carryforward approximately $6,747,000, $2,551,000 and $794,000 of federal, California and New York net operating losses. Approximately $940,000 of the federal and New York net operating losses will expire in 2012, the remaining portion will expire in 2020. The California net operating losses expire beginning 2002 through 2004. The Company also has $28,000 of California Manufactures Investment Tax Credits that can be carried forward to reduce future taxes and expire in 2005. The benefit from these loss carryforwards and credits has been recorded, resulting in a deferred tax asset. A valuation allowance is not provided since the Company believes it is more likely than not that the loss carryforwards will be fully utilized.

================================================================================
                                                                       Page F-16

                                 MENDOCINO BREWING COMPANY, INC., AND SUBSIDIARY
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

================================================================================

NOTE 15 - SEGMENT INFORMATION

The Company's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 93% of the Company's total gross sales during 1999. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 7% of the Company's total gross sales during 1999. A summary of each segment is as follows:

                                                      Year Ending December 31, 1999
                                   ------------------------------------------------------------
                                    Brewing          Hopland         Corporate
                                   Operations        Brewery         and other          Total
                                   ----------        -------         ---------          -----

Sales                              $ 8,657,000     $583,000       $       --        $ 9,240,000
Operating profit (loss)                855,700      (33,600)              --            822,100
Identifiable assets                 15,816,900       79,000        3,734,000         19,629,900
Depreciation and amortization          710,100        6,500           78,000            794,600
Capital expenditures                   244,000          800            4,100            248,900
Year Ending December  31, 1998

                                                      Year Ending December 31, 1998
                                   ------------------------------------------------------------
                                    Brewing          Hopland         Corporate
                                   Operations        Brewery         and other          Total
                                   ----------        -------         ---------          -----

Sales                             $  6,233,400     $  685,400     $          --     $ 6,918,800
Operating loss                         (89,200)       (82,700)               --        (171,900)
Identifiable assets                 16,056,500         67,100         2,799,600      18,923,200
Depreciation and amortization          694,900          6,100            78,400         779,400
Capital expenditures                   296,400             --           114,100         410,500

NOTE 16 - STATEMENT OF CASH FLOWS

Supplemental cash flow information includes the following:

                                                         1999            1998
                                                     ----------       ----------
Cash paid during the year for:
Interest                                             $  771,600       $  623,400
Income taxes                                         $    1,400       $    2,300
Non-cash investing and financing activities:

Seller financed equipment                            $  149,200       $  224,300
Issuance of stock for intangibles                    $       --       $   45,800
Transfer of liabilities to long-term debt            $       --       $   80,200
Induced conversion                                   $1,319,300       $       --
Stock issued for services                            $  102,600       $       --

================================================================================
                                                                       Page F-17