Form 10QSB
period 2000-03-31
MENDOCINO BREWING CO INC
filed 2000-05-12
CIK 919134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                           For the transition period from _________ to _________


                        Commission file number 1-13636

                         Mendocino Brewing Company, Inc.
        (Exact name of small business issuer as specified in its charter)


        California                                          68-0318293
(State or other  jurisdiction of               (IRS Employer Identification No.)
 incorporation  or  organization)


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

The number of shares of the issuer's common stock outstanding as of March 31, 2000 is 5,530,117.


                                     PART I

Item 1.  Financial Statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                 March 31, 2000
                                   (Unaudited)

                                                               ASSETS
CURRENT ASSETS
     Cash                                                                                                              $     51,900
     Accounts receivable                                                                                                  1,223,300
     Inventories                                                                                                          1,006,400
     Prepaid expenses                                                                                                        50,300
     Deferred income taxes                                                                                                   43,100
                                                                                                                       ------------
                           Total Current Assets:                                                                          2,375,000
                                                                                                                       ------------
PROPERTY AND EQUIPMENT                                                                                                   14,538,000
                                                                                                                       ------------
OTHER ASSETS
     Deferred Income Taxes                                                                                                2,440,300
     Other Assets                                                                                                           169,000
                                                                                                                       ------------
                           Total Other Assets:                                                                            2,609,300
                                                                                                                       ------------
                           Total Assets:                                                                               $ 19,522,300
                                                                                                                       ============


                                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit                                                                                                    $  1,258,500
     Accounts payable                                                                                                     1,781,000
     Accrued liabilities                                                                                                    203,700
     Accrued wages and related expense                                                                                      177,800
     Current maturities of notes payable to related party                                                                   310,000
     Current maturities of obligation under capital lease                                                                   284,000
     Current maturities of obligation under long-term debt                                                                  340,400
                                                                                                                       ------------
                           Total Current Liabilities:                                                                     4,355,400

LONG TERM DEBT, less current maturities                                                                                   4,055,500
OBLIGATIONS UNDER CAPITAL LEASE, less current maturities                                                                  1,306,800
                                                                                                                       ------------
                           Total Liabilities:                                                                             9,717,700
                                                                                                                       ------------
STOCKHOLDERS' EQUITY
     Common stock, no par value: 20,000,000 shares authorized, 5,530,117 shares issued and
        outstanding                                                                                                      13,834,900
     Preferred stock, Series A, no par value, with aggregate liquidation preference of
        $227,600; 227,600 shares authorized, issued and outstanding
     Accumulated deficit                                                                                                 (4,257,900)
                                                                                                                       ------------
                           Total Stockholders' Equity                                                                     9,804,600
                                                                                                                       ------------
                           Total Liabilities and Stockholders' Equity:                                                 $ 19,522,300
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

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    ---------------------------
                                                         THREE MONTHS ENDED
                                                              March 31
                                                    ---------------------------
                                                        2000            1999
                                                    -----------     -----------
SALES                                               $ 2,070,200     $ 1,849,300
LESS EXCISE TAXES                                       121,600         110,800
                                                    -----------     -----------
NET SALES                                             1,948,600       1,738,500
COST OF GOODS SOLD                                    1,418,900       1,405,300
                                                    -----------     -----------
GROSS PROFIT                                            529,700         333,200
                                                    -----------     -----------
OPERATING EXPENSES
     Retail operating                                    97,900          90,000
     Marketing                                          322,400         344,600
     General and administrative                         344,200         350,500
                                                    -----------     -----------
                                                        764,500         785,100
                                                    -----------     -----------
LOSS FROM OPERATIONS                                   (234,800)       (451,900)
                                                    -----------     -----------
OTHER INCOME (EXPENSE)
     Other income                                        13,800           5,900
     Interest expense                                  (231,800)       (206,600)
                                                    -----------     -----------
                                                       (218,000)       (200,700)
                                                    -----------     -----------
LOSS BEFORE INCOME TAXES                               (452,800)       (652,600)
BENEFIT FROM INCOME TAXES                                  --          (260,100)
                                                    -----------     -----------
NET LOSS                                            $  (452,800)    $  (392,500)
                                                    ===========     ===========
LOSS PER SHARE                                      $     (0.08)    $     (0.09)
                                                    ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            5,530,117       4,497,059
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

                                           MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                                  ---------------------------------
                                                                                                          THREE MONTHS ENDED
                                                                                                               March 31
                                                                                                  ---------------------------------
                                                                                                     2000                    1999
                                                                                                  ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                                     $(452,800)              $(392,500)
     Adjustments to reconcile net loss to net cash
       from by operating activities:
         Depreciation and amortization                                                              196,400                 202,500
         Deferred income taxes                                                                         --                  (261,100)
     Changes in:
         Accounts receivable                                                                       (183,000)               (215,500)
         Inventories                                                                                162,300                 121,300
         Prepaid expenses and taxes                                                                   6,900                 (81,800)
         Deposits and other assets                                                                   45,400                  (2,100)
         Accounts payable                                                                            72,300                 352,500
         Accrued wages and related expenses                                                         (26,800)                 14,100
         Accrued liabilities                                                                         73,400                  20,400
                                                                                                  ---------               ---------
                 Net cash from operating activities:                                               (105,900)               (242,200)
                                                                                                  ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold                                                 (5,800)                (19,200)
       improvements
     Increase in intangibles                                                                        (62,700)                   --
                                                                                                  ---------               ---------
                 Net cash from investing activities:                                                (68,500)                (19,200)
                                                                                                  ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from line of credit                                                                98,700                 305,900
     Principal payments on long-term debt                                                           (86,800)                (33,100)
     Borrowings on related party debt                                                               310,000                    --
     Payments on obligation under long term lease                                                   (86,000)                (53,400)
     Disbursements in excess of deposits                                                             (9,600)                   --
                                                                                                  ---------               ---------
                 Net cash from financing activities:                                                226,300                 219,400
                                                                                                  ---------               ---------
INCREASE / (DECREASE) IN CASH                                                                        51,900                 (42,000)
                                                                                                  ---------               ---------
CASH, beginning of period                                                                              --                    42,000
                                                                                                  ---------               ---------

CASH, end of period                                                                               $  51,900               $    --
                                                                                                  =========               =========
     Supplemental cash flow information includes the following:
       Cash paid during the period for:
         Interest                                                                                 $ 196,100               $ 206,600
                                                                                                  ---------               ---------

                              The accompanying notes are an integral part of these financial statements

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2 - Line of Credit

The Company has available a $3,000,000 line of credit from a financial institution with interest at the prime rate plus 2.25%. Approximately $1,484,000 was advanced to the Company in the form of a term loan. The term loan is repayable in monthly installments of $24,700 over sixty months commencing March 1999. The amount of the term loan outstanding as of March 31, 2000 is $1,162,400. The amount under the working capital line of credit outstanding as of March 31, 2000 is $1,258,500. The bank's commitment under the line of credit matures September 2000. The agreement is secured by substantially all the assets of the Releta Brewing Company, LLC, and all of accounts receivable, inventory, general intangibles of the Company, a second position on the assets of the Company, and certain securities pledged by a stockholder.

Note 3 - Notes Payable

The Company has an outstanding in the principal amount of $2,700,000, with interest at Treasury Constant Maturity Index for five year treasuries plus 4.17%, currently 10.00%. The note requires monthly payments of principal and interest of $24,400. The note matures in December 2012 with a balloon payment and is secured by real property located in Ukiah, California.

The Company has notes payable which consists of convertible notes to United Breweries of America, Inc. in the amount of $738,800 as of March 31, 2000. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and mature 18 months from the date of the advance. The advances are unsecured and the notes mature through September 2001. The notes are convertible at the option of United Breweries of America, Inc., to common stock at $1.50 per share upon maturity. Interest accrued on the above notes for the three months ending March 31, 2000 is $12,500.

The company has a note in the amount of $24,600 payable in monthly installments of $1,200, including interest at 5.65%, maturing March 2001, secured by an automobile.

Note 4 - Income Taxes

As of March 31, 2000, the Company has available for carryforward approximately $7,172,000,

$2,771,000 and $862,000 of Federal, California and New York net operating losses. Approximately $940,000 of the Federal and New York net operating losses will expire in 2012 and the remaining through 2020. The California net operating losses expire beginning in 2001 through 2005. The Company also has $28,000 of California Manufactures Investment Tax Credits that can be carried forward to offset future taxes that begin to expire in 2005. The Company has recorded a valuation allowance of approximately $180,000 for net operating losses that are not expected to be utilized prior to expiration. For the quarter ending March 31, 2000, the Company has not recorded any benefit from income taxes due to this valuation allowance.

Note 5 -- Related party Transactions

As of March 31, 2000, the Company has accrued payment obligation to one of its directors, Jerome Merchant, in the amount of $8,100 for consulting services performed for the Company. Of this amount, the company has paid $5,400 through March 31, 2000.

As of March 31, 2000, the Company has recognized  $8,700 in expenses incurred on
its  behalf  by  American  United  Breweries   International  Inc.  (AUBI).  The
outstanding amount payable to AUBI as of March 31, 2000 is $10,100.

On March 29, 2000, the Company announced that it intends to enter into two concurrent related-party transactions. Since such date, the structure of the transactions has been revised.

The Company will acquire UBSN Ltd. by acquiring all of the issued and outstanding shares of United Breweries International UK, Ltd. ("UBI UK, Ltd."), which is the parent company of UBSN Ltd. In the transaction, the Company has offered to issue approximately 5,500,000 shares of the Company's common stock in exchange for the shares of UBI UK, Ltd. Upon the closing of the transaction, UBI UK Ltd. will become a wholly-owned subsidiary of the Company. The closing of the transaction is expected to occur in late June 2000, or as soon thereafter as the various conditions to closing have been satisfied or waived. Prior to the closing UBI will obtain the distribution rights to the "Kingfisher" brand of beer in the United States. Under the terms of the distribution agreement, the Company will also have an option to brew "Kingfisher" brand beer in the United States, for distribution primarily in the United States, on certain terms and conditions. However, in order to commence the brewing and distribution of the "Kingfisher" beer, the Company will have to obtain a license to use the "Kingfisher" trademark from Kingfisher of America Inc ("KAI").

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

The transaction described above is a related party transaction because the corporation that owns all of the shares of UBI UK, Ltd. is held by a trust, which is controlled by fiduciaries who may exercise discretion in favor of Dr. Mallya, amongst others. Dr. Vijay Mallya is the Chairman and Chief Executive Officer of the Company. Further, KAI is owned by a foreign corporation, the shares of which are controlled by fiduciaries who may exercise discretion in favor of Dr. Mallya, amongst others.


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

Overview

The first quarter of 2000 ended with the Company announcing that it intends to acquire UBSN Ltd. by acquiring all of the issued and outstanding shares of United Breweries International UK, Ltd. ("UBI UK, Ltd."), which is the parent company of UBSN Ltd. Further, prior to the closing, UBI UK Ltd. will have will have obtained the distribution rights to the "Kingfisher" brand of beer in the United States. The closing of the transaction is subject to a number of conditions including the approval of the proposed acquisition by the Board of Directors and shareholders of the Company. It is estimated that the transaction will close in late June or early July 2000.

Sales (measured in barrels) during the first three months of 2000 increased to 10,243 barrels from 9,985 barrels in the first three months of 1999. This represents an increase of 3% over the first three months of 1999. Of the total sales of 10,243 barrels, the sales out of the Ukiah facility amounted to 8,921 barrels and the sales out of the Saratoga Springs facility amounted to 1,322 barrels. The sales volume for the first three months of 2000 showed a growth of 18% out of the facility located in Ukiah, California.

The Company ended the quarter with a net loss of $452,800. Increased fixed costs associated with the breweries, higher selling and marketing expenses, and increased interest expenses, contributed to the net loss of $452,800 for the quarter ended March 31, 2000. The loss from operations as a percentage of net sales decreased from 26% for the first quarter of 1999 to 12% for the first quarter of 2000.

Subsequent to the end of the first quarter, on April 30, 2000, UBA and the Company amended the line of credit agreement to increase the maximum amount of the line of credit available to the Company from $800,000 to $1,200,000. As of March 31, 2000, the amount outstanding under the line of credit from UBA is $738,800, including accrued but unpaid interest of $23,700.

Results of Operations

The following discussion sets forth information for the three-month periods ending March 31, 2000 and 1999. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Operations, as set forth above under "Financial Statements," for the periods indicated:

                                               --------------------------------
                                                      Three Months Ended
                                                           March 31
                                               --------------------------------
Statements of Operations Data:                     2000               1999
                                               ------------        ------------

Sales                                                105.87%             106.37%

Excise taxes                                           5.87                6.37
                                               ------------        ------------

Net Sales                                            100.00              100.00

Cost of Goods Sold                                    72.82               80.83
                                               ------------        ------------

Gross Profit                                          27.18               19.17

Retail Operating Expense                               5.02                5.18

Marketing Expense                                     16.55               19.82

General and Administrative Expenses                   17.66               20.16
                                               ------------        ------------

Total Operating Expenses                              39.23               45.16
                                               ------------        ------------

Loss from Operations                                 (12.05)             (25.99)

Other Income                                           0.71                0.34

Interest expense                                     (11.90)             (11.88)
                                               ------------        ------------

Loss before income taxes                             (23.24)             (37.54)

Benefit from income taxes                               --               (14.96)

Net Loss                                             (23.24)             (22.58)

Balance Sheet Data:

Cash                                           $     51,900        $          0

Working Capital                                  (1,980,400)         (1,050,300)

Property and Equipment                           14,538,000          15,093,800

Deposits and Other Assets                         2,609,300           2,045,300

Total Assets                                     19,522,300          19,144,800

Long-term Debt                                    4,055,500           4,867,100

Obligation under Capital Lease                    1,306,800           1,472,400

Total Liabilities                                 9,717,700           9,395,500

Shareholder's equity                              9,804,600           9,749,300


Net Sales. Net sales for the first three months of 2000 were $1,948,600 compared to $1,738,500 for the first three months of 1999, representing an increase of 12.1%. The sales volume increased to 10,243 barrels during the first quarter of 2000, from 9,985 barrels during the first quarter of 1999, representing an increase of 2.58%. Management attributes the increased sales to improved marketing strategies, including new point of sale materials and increased sales personnel. The increase in overall net sales during the first quarter of 2000 was achieved mainly by higher wholesale shipments during the first quarter of 2000, which represented an increase of $199,400 over the wholesale shipments during the first quarter of 1999. In view of management's focus on wholesale beer sales, retail sales for the year 2000 increased slightly by $10,400.

Cost of Goods Sold. Cost of goods sold as a percentage of net sales during the first quarter of 2000 was 72.82%, as compared to 80.83% during the first quarter of 1999, representing a decrease of 8.01%. As a percentage of Net Sales, during the first quarter of 2000, labor costs decreased from 15.67% in 1999, to 12.98% in 2000, depreciation decreased from 9.80% in 1999 to 8.87% in 2000, property taxes decreased from 1.78% in 1999 to 1.71% in 2000, utilities increased from 3.84% in 1999 to 4.30% in 2000, wastewater decreased from 0.60% in 1999 to 0.25% in 2000, insurance costs decreased from 1.84% in 1999, to 1.36% in 2000, thereby contributing to the decrease of 8.01% of the cost of goods sold as a percentage of net sales for the year of 2000. Management attributes the balance of the decrease to higher sales volumes thereby lowering the combined per barrel production costs at the Ukiah and Ten Springs breweries.

Gross Profit. As a result of the higher net sales as explained above, gross profit for the first quarter of 2000 increased to $529,700 from $333,200 for the comparable period of 1999, representing an increase of 59%. As a percentage of net sales, the gross profit during the first quarter of 2000 increased to 27.18% from that of 19.17% for the corresponding period of 1999.

Operating Expenses. Operating expenses for the first quarter of 2000 were $764,500, as compared to $785,100 for the first quarter of 1999, representing a decrease of 2.62%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

Retail operating expenses for the first quarter of 2000 were $97,900, representing an increase of $7,900 or 8.78%, from the first quarter of 1999. As a percentage of net sales however, retail operating expenses decreased to 5.02%, as compared to 5.18% for the first three months of 1999. The increase in retail operating expenses consisted of an increase of advertising costs by $4,000, an increase in repair and maintenance of $1,300, an increase in kitchen supplies of $1,900, and an increase of other net expenses of $700.

Marketing and distribution expenses for the first quarter of 2000 were $322,400, representing a decrease of $22,200, or 6.44%, from the first quarter of 1999. As a percentage of net sales, marketing and distribution expenses represented 16.55% as compared to 19.82% during the first quarter of 1999. Compared to the first quarter of 1999, marketing and sales labor increased $42,000; sales promotions expenses decreased by $33,700; point of sale expenses decreased by $37,900; media expenses increased by $14,500; travel and entertainment decreased by $6,100; and a decrease in other net expenses of $1,000.

General and administrative expenses were $344,200, representing a decrease of $6,300 from the first quarter of 1999. As a percentage of net sales, the general and administrative expenses were 17.66% for the first quarter of 2000, as compared to 20.16% for the first quarter of 1999. As compared to the first quarter of 1999, labor decreased by $42,700, travel and entertainment increased by $8,100, postage increased by $2,100, telephone increased by $2,500 supplies increased by $4,200, legal and professional increased by $13,500, investor relations increased by $5,900 and an increase of other net expenses of $100.

Other Income (Expense). Other expenses for the first three months of 2000 were $218,000, representing an increase of $17,300 when compared to the first quarter of 1999. The increase of $17,300 is due to an increase in interest expense of $25,200, and an increase of $7,900 in miscellaneous income.

Loss Before Income Taxes. The loss before income tax for the first three months of 2000 was $452,800 as against $652,600 for the corresponding period of 1999. As a percentage of net sales, the net loss before income taxes improved to 23.24% during the first quarter of 2000 as against 37.54% for the first quarter of 1999.

Benefit From Income Taxes. As of March 31, 2000, the Company has available for carryforward approximately $7,172,000, $2,771,000 and $862,000 of Federal, California and New York net operating losses. Approximately $940,000 of the Federal and New York net operating losses will expire in 2012 and the remaining through 2020. The California net operating losses expire beginning in 2001 through 2005. The Company also has $28,000 of California Manufactures Investment Tax Credits that can be carried forward to offset future taxes that begin to expire in 2005. The Company has recorded a valuation allowance of approximately $180,000 for net operating losses that are not expected to be utilized prior to expiration. The Company has not recorded any benefit from income taxes due to this valuation allowance.

Net Loss. The net loss for the first three months of 2000 was $452,800, as compared to $392,500 for the first three months of 1999. As a percentage of net sales, the net loss for the first quarter of 2000 increased to 23.24%, as compared to 22.58% for the first quarter of 1999. The increase in net loss is mainly due to non-recognition of any benefit from income taxes while an amount of $260,100 was recognized as benefit from income taxes for the corresponding period of 1999.

Segment Information

Mendocino Brewing Company, Inc.'s business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 95% of the Company's gross sales for the first quarter of 2000. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 5% of the Company's total gross sales during the first quarter of 2000.

With combined expanded wholesale beer production in Ukiah and Saratoga Springs, management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

The  Company's   business   segments  are  brewing   operations   and  a  retail
establishment  known as the  Hopland  Brewery.  A summary of each  segment is as follows:

                                                                           Three Months Ended March 31, 2000
                                                      -----------------------------------------------------------------------------
                                                        Brewing                Hopland            Corporate
                                                       Operations              Brewery             and Other              Total
                                                      -----------------------------------------------------------------------------
Sales                                                 $  1,965,600          $    104,600          $       --           $  2,070,200
Operating Profit/(Loss)                                    140,000               (30,600)                 --                109,400
Identifiable Assets                                     15,467,700                77,400             3,977,900           19,522,300
Depreciation and amortization                              172,900                 1,600                21,900              196,400
Capital Expenditures                                         5,800                  --                    --                  5,800


                                                                           Three Months Ended March 31, 1999
                                                      -----------------------------------------------------------------------------
                                                        Brewing                Hopland            Corporate
                                                       Operations              Brewery             and Other              Total
                                                      -----------------------------------------------------------------------------
Sales                                                 $  1,755,400          $     93,900          $       --           $  1,849,300
Operating Loss                                             (73,300)              (28,100)                 --               (101,400)
Identifiable Assets                                     14,116,600                 7,900             5,020,300           19,144,800
Depreciation and amortization                              180,100                 1,700                20,700              202,500
Capital Expenditures                                        22,800                  --                   4,100               26,900


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

Liquidity and Capital Resources

Long Term Debt. The Company has in place a $2,700,000 term loan from the Savings Bank of Mendocino County. The loan is payable in monthly installments of $24,400, including interest at the Treasury Constant Maturity Index plus 4.17%, currently 10.00%, maturing on December 1, 2012 with a balloon payment. The loan is secured by some of the assets of the Company (other than the Ten Springs brewery), including without limitation, a first priority deed of trust on the Ukiah land and improvements, fixtures and most of the equipment of the Company.

Credit Facility. The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2000. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $1,236,600 of the term loan was outstanding as of December 31, 1999. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of March 31, 2000, the total amount outstanding on the line of credit was $2,420,900.

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

Shareholder Commitment of Line of Credit. Between 1997 and 1998, UBA, the Company's largest shareholder, agreed to provide the Company with a credit facility of up to $2 million (the "1998 Facility"). In mid-1999, the 1998 Facility was terminated, and a new credit facility (the "1999 Facility") in the maximum amount of $800,000 was offered to the Company on substantially the same terms as the 1998 Facility. On August 31, 1999, the Company and UBA entered into a Master Line of Credit Agreement setting forth the terms of the 1999 Facility. Pursuant to the terms of the Master Line of Credit Agreement, advances on the credit facility bear interest at the prime rate of the Bank of America in San Francisco plus 1.5%, up to a maximum of 10%, and is due and payable quarterly. The principal amount of each advance, together with any accrued but unpaid interest on such advance, is due 18 months after the date of such advance. Each advance made on the line of credit will be evidenced by a convertible note. Each convertible note includes a conversion feature whereby UBA could, at its option, convert the principal and any accrued but unpaid interest into unregistered shares of the Company's common stock on or after the maturity date, at a rate of one share of common stock for each $1.50 of principal and unpaid interest. On April 30, the Company accepted UBA's offer to increase the maximum amount of the 1999 Facility from $800,000 to $1,200,000. Subsequently, the Company and UBA entered into a First Amendment to the Master Line of Credit Agreement.

As of March 31, 2000, the Company has made seven draws on the credit facility. The aggregate amount drawn, together with accrued but unpaid interest, equaled $738,800 which corresponds to the right of UBA to acquire up to 492,533 shares of Common Stock of the Company at a conversion price of $1.50 per share.

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

The Company's ratio of current assets to current liabilities on March 31, 2000, was 0.54 to 1.0 and its ratio of assets to liabilities was 2.01 to 1.0.

Year 2000 Readiness

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

Merger with UBSN

On March 29, 2000, the Company announced that it intends to enter into two concurrent related-party transactions. Shortly thereafter, the structure of the transaction was consolidated into a single transaction.

In the transaction, the Company will acquire UBSN Ltd. by acquiring all of the issued and outstanding shares of United Breweries International UK, Ltd. ("UBI UK, Ltd."), which is the parent company of UBSN Ltd. In the transaction, the Company has offered to issue approximately 5,500,000 shares of the Company's common stock in exchange for the shares of UBI UK, Ltd. Upon the closing of the transaction, UBI UK Ltd. will become a wholly-owned subsidiary of the Company. The closing of the transaction is expected to occur in late June 2000, or as soon thereafter as the various conditions to closing have been satisfied or waived. Prior to the closing, UBI UK Ltd. will have will have obtained the distribution rights to the "Kingfisher" brand of beer in the United States. Under the terms of the distribution agreement, the Company will also have an option to brew "Kingfisher" brand beer in the United States, for distribution primarily in the United States, on terms and conditions mutually agreeable with American United Breweries of America, Inc ("AUBI"). However, in order to commence the brewing and distribution of the "Kingfisher" beer, the Company will have to obtain a license to use the "Kingfisher" trademark from Kingfisher of America Inc ("KAI"). The Company will be solely responsible for obtaining that trademark license, at its sole expense, and there are no assurances that such license will be obtained.

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

The transaction described above is a related party transaction because the corporation that owns all of the shares of UBI UK, Ltd. is held by a trust, which is controlled by fiduciaries who may exercise discretion in favor of Dr. Mallya, amongst others. Dr. Vijay Mallya is the Chairman and Chief Executive Officer of the Company. Further, AUBI and KAI are owned by foreign corporations, the shares of which are controlled by fiduciaries who may exercise discretion in favor of Dr. Mallya, amongst others.

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

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 4.  Other Items.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit Number          Description of Document
--------------          -----------------------
     3.1        (A)     Articles of Incorporation, as amended, of the Company.
     3.2        (B)     Bylaws of the Company
     4.1                Articles 5 and 6 of the Articles of Incorporation, as amended, of the Company (Reference is made to
                        Exhibit 3.1).
     4.2                Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2).
    10.1        (A)     Mendocino Brewing Company Profit Sharing Plan.
    10.2        (A)     1994 Stock Option Plan (previously filed as Exhibit 99.6).
    10.4        (A)     Wholesale Distribution Agreement between the Company and Bay Area Distributing.
    10.5        (A)     Wholesale Distribution Agreement between the Company and Golden Gate Distributing.
    10.6        (A)     Sales Contract between the Company and John I. Hass, Inc.
    10.7        (F)     Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
    10.8        (A)     Lease Agreement between the Company and Kohn Properties.
    10.9        (C)     Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
    10.15       (N)     Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company, LLC.
    10.16       (M)     Agreement between United Breweries of America, Inc. and Releta Brewing Company, LLC regarding payment of certain liens.
    10.17       (K)+    Keg Management Agreement with MicroStar Keg Management LLC.




Exhibit Number          Description of Document
--------------          -----------------------
    10.18       (E)     Agreement to Implement  Condition of Approval No. 37
                        of the Site  Development  Permit  95-19 with the City of
                        Ukiah, California (previously filed as Exhibit 19.6).
    10.19       (G)     Manufacturing Business Expansion and Relocation Agreement with the City of Ukiah.
    10.20       (G)     Manufacturing Business Expansion and Relocation Agreement with the Ukiah Redevelopment Agency.
    10.21       (O)     $2,700,000 Note in favor of the Savings Bank of Mendocino County.
    10.22       (O)     Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
    10.23       (J)     Equipment Lease with FINOVA Capital Corporation.
    10.24       (J)     Tri-Election Rider to Equipment Lease with FINOVA Capital Corporation.
    10.25       (J)     Master Lease Schedule with FINOVA Capital Corporation.
    10.26       (L)     Investment Agreement with United Breweries of America, Inc.
    10.27       (L)     Shareholders' Agreement Among the Company, United Breweries of America, Inc., H. Michael Laybourn,
                        Norman Franks,  Michael  Lovett,  John Scahill,  and Don Barkley.
    10.28       (L)     Registration Rights Agreement Among the Company, United Breweries of America, Inc.,
                        H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
    10.29       (Q)     Indemnification Agreement with Vijay Mallya.
    10.30       (Q)     Indemnification Agreement with Michael Laybourn.
    10.31       (Q)     Indemnification Agreement with Jerome Merchant.
    10.32       (Q)     Indemnification Agreement with Yashpal Singh.
    10.33       (Q)     Indemnification Agreement with P.A. Murali.
    10.34       (Q)     Indemnification Agreement with Robert Neame.
    10.35       (Q)     Indemnification Agreement with Sury Rao Palamand.
    10.36       (Q)     Indemnification Agreement with Kent Price.
    10.37       (R)     Loan and Security Agreement between the Company, Releta Brewing Company LLC and The CIT
                        Group/Credit Finance, Inc. regarding a $3,000,000 maximum line of credit.
    10.38       (R)     Patent, Trademark and License Mortgage by the Company in favor of The CIT Group/Credit Finance, Inc.
    10.39       (R)     Patent, Trademark and License Mortgage by Releta Brewing Company LLC in favor of The CIT
                        Group/Credit Finance, Inc.
    10.41       (U)     Employment Agreement with Yashpal Singh.
    10.42       (U)     Employment Agreement with P.A. Murali.
    10.43       (V)     Master Loan Agreement between the Company and the United Breweries of America, Inc.
    10.44       (V)     Convertible Note in favor of the United Breweries of America, Inc
    10.45       (W)     First Amendment to Master Loan Agreement between the Company and the United Breweries of America
                        Inc.
    27                  Financial Data Schedule.

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




Exhibit Number          Description of Document
--------------          -----------------------
                (F)     Incorporated  by reference from the Company's  Report on
                        Form 10-KSB for the annual  period  ended  December  31,
                        1995, previously filed with the Commission.
                (G)     Incorporated  by reference from the Company's  Report on
                        Form  10-QSB  for the  quarterly  period  ended June 30,
                        1996, previously filed with the Commission.
                (J)     Incorporated    by   reference    from   the   Company's
                        Registration   Statement  dated  February  6,  1997,  as
                        amended,   previously   filed   with   the   Commission,
                        Registration No. 33-15673.
                (K)     Incorporated  by reference from the Company's  Report on
                        Form 10-KSB for the annual  period  ended  December  31,
                        1996, previously filed with the Commission.
                (L)     Incorporated  by  reference  from the Schedule 13D filed
                        with the  Commission  on  November  3,  1997,  by United
                        Breweries of America, Inc. and Vijay Mallya.
                (M)     Incorporated  by reference from the Company's  Report on
                        Form 10-QSB for the quarterly period ended September 30,
                        1997.
                (N)     Incorporated  by reference from the Company's  Report on
                        Form  10-QSB/A  No.  1 for the  quarterly  period  ended
                        September 30, 1997.
                (O)     Incorporated  by reference from the Company's  Report on
                        Form 10-KSB for the annual  period  ended  December  31,
                        1997, previously filed with the Commission.
                (Q)     Incorporated  by reference from the Company's  Report on
                        Form  10-QSB  for the  quarterly  period  ended June 30,
                        1998.
                (R)     Incorporated  by reference from the Company's  Report on
                        Form 10-QSB for the quarterly period ended September 30,
                        1998.
                (T)     Incorporated  by reference from the Company's  Report on
                        Form 10-KSB for the annual  period  ended  December  31,
                        1998, previously filed with the Commission.
                (U)     Incorporated  by reference from the Company's  Report on
                        Form  10-QSB  for the  quarterly  period  ended June 30,
                        1999.
                (V)     Incorporated  by reference  from the  Amendment No. 5 to
                        Schedule 13D filed with the  Commission on September 15,
                        1999,  by United  Breweries  of America,  Inc. and Vijay
                        Mallya.
                (W)     Incorporated  by reference  from the  Amendment No. 5 to
                        Schedule 13D filed with the  Commission on May 11, 2000,
                        by United Breweries of America, Inc. and Vijay Mallya.
                (X)     Incorporated  by reference from the Company's  Report on
                        Form 10-KSB for the annual  period  ended  December  31,
                        1999, previously filed with the Commission.
                +       Portions of this  Exhibit  were  omitted  pursuant to an
                        application   for  an   order   declaring   confidential
                        treatment   filed  with  the   Securities  and  Exchange
                        Commission.


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

                                   REGISTRANT:

                                   MENDOCINO BREWING COMPANY, INC.


Dated:  May 14, 2000               By: /s/ Yashpal Singh
                                       ----------------------------------
                                       Yashpal Singh
                                       President



Dated:  May 14, 2000               By: /s/ P.A. Murali
                                       ----------------------------------
                                       P.A. Murali
                                       Chief Financial Officer and Secretary

                                  EXHIBIT INDEX



Exhibit Number
--------------
    27                  Financial Data Schedule.