Form 10QSB
period 2000-06-30
MENDOCINO BREWING CO INC
filed 2000-08-15
CIK 919134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2000

       TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                           For the transition period from_________to____________


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

The number of shares of the issuer's common stock outstanding as of June 30, 2000 is 5,530,117.

                                                      PART I

Item 1.           Financial Statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)
                                                      ASSETS
CURRENT ASSETS

     Cash                                                                                    $    106,900
     Accounts receivable                                                                        1,240,500
     Inventories                                                                                  992,900
     Prepaid expenses                                                                             168,800
     Deferred income taxes                                                                         43,100
                                                                                             ------------
                           Total Current Assets:                                                2,552,200
                                                                                             ------------
PROPERTY AND EQUIPMENT                                                                         14,355,500
OTHER ASSETS                                                                                 ------------


     Deferred Taxes                                                                             2,440,300
     Other Assets                                                                                 311,600
                                                                                             ------------
                           Total Other Assets:                                                  2,751,900
                                                                                             ------------
                           Total Assets:                                                     $ 19,659,600
                                                                                             ============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Line of credit                                                                          $  1,268,100
     Accounts payable                                                                           1,910,200
     Accrued liabilities                                                                          319,300
     Accrued wages and related expense                                                            176,800
     Current maturities of notes payable to related party                                         310,000
     Current maturities of obligation under capital lease                                         288,000
     Current maturities of obligation under long-term debt                                        327,400
                                                                                             ------------
                           Total Current Liabilities:                                           4,599,800

LONG TERM DEBT, less current maturities                                                         3,985,200
OBLIGATIONS under capital lease - less current maturities                                       1,236,600
                                                                                             ------------
                           Total Liabilities:                                                   9,821,600
                                                                                             ------------
STOCKHOLDERS' EQUITY

     Common stock, no par value: 20,000,000 shares authorized, 5,530,117 shares issued and
        outstanding                                                                            13,834,900
     Preferred stock, Series A, no par value, with aggregate liquidation preference of
        $227,600; 227,600 shares authorized, issued and outstanding                               227,600
     Accumulated deficit                                                                       (4,224,500)
                                                                                             ------------
                           Total Stockholders' Equity                                           9,838,000
                                                                                             ------------
                           Total Liabilities and Stockholders' Equity:                       $ 19,659,600
                                                                                             ============

              The accompanying notes are an integral part of these financial statements.

                                  MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                            --------------------------    ---------------------------
                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     June 30                       June 30
                                            --------------------------    --------------------------
                                                2000           1999           2000           1999
                                            -----------    -----------    -----------    -----------
SALES                                       $ 2,660,400    $ 2,485,200    $ 4,730,600    $ 4,334,500
LESS EXCISE TAXES                               150,900        148,100        272,500        258,900
                                            -----------    -----------    -----------    -----------
NET SALES                                     2,509,500      2,337,100      4,458,100      4,075,600
COST OF GOODS SOLD                            1,446,800      1,504,600      2,865,700      2,909,900
                                            -----------    -----------    -----------    -----------
GROSS PROFIT                                  1,062,700        832,500      1,592,400      1,165,700
                                            -----------    -----------    -----------    -----------
OPERATING EXPENSES
     Retail operating                            94,500        104,600        192,400        194,600
     Marketing                                  397,300        392,600        719,700        737,200
     General and administrative                 337,900        395,800        682,100        746,300
                                            -----------    -----------    -----------    -----------
                                                829,700        893,000      1,594,200      1,678,100
                                            -----------    -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS                   233,000        (60,500)        (1,800)      (512,400)
                                            -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
     Interest income (expense)                   29,200          2,700         43,000          8,600
     Acquisition expense                           --          (78,400)          --          (78,400)
     Interest expense                          (226,600)      (213,800)      (458,400)      (420,400)
                                            -----------    -----------    -----------    -----------
                                               (197,400)      (289,500)      (415,400)      (490,200)
                                            -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                35,600       (350,000)      (417,200)    (1,002,600)
PROVISION FOR (BENEFIT FROM) INCOME TAXES         2,200       (140,200)         2,200       (400,300)
                                            -----------    -----------    -----------    -----------
NET INCOME (LOSS)                           $    33,400    $  (209,800)   $  (419,400)   $  (602,300)
                                            ===========    ===========    ===========    ===========
BASIC EARNINGS (LOSS) PER SHARE             $      0.01    $     (0.05)   $     (0.08)   $     (0.13)
                                            ===========    ===========    ===========    ===========
DILUTED EARNINGS (LOSS) PER SHARE           $      0.01    $     (0.05)   $     (0.08)   $     (0.13)
                                            ===========    ===========    ===========    ===========

          The accompanying notes are an integral part of these financial statements.

                                  MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                         -----------------------    -----------------------
                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                  June 30                  June 30
                                                          ----------------------    -----------------------
                                                             2000         1999         2000         1999
                                                          ---------    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                    $  33,400    $(209,800)   $(419,400)   $(602,300)
     Adjustments to reconcile net income (loss) to net
       cash from operating activities:
         Depreciation and amortization                      196,900      215,200      393,300      417,700
         Deferred income taxes                                 --       (140,700)        --       (401,800)
     Changes in:
         Accounts receivable                                (17,200)    (365,600)    (200,200)    (581,100)
         Inventories                                         13,500      (76,500)     175,800       44,800
         Prepaid expenses                                  (118,500)      45,100     (111,600)     (36,700)
         Deposits and other assets                          (14,500)      (2,900)      30,900       (5,000)
         Accounts payable                                   129,100      272,300      201,400      624,800
         Accrued wages and related expenses                  (1,000)     (26,100)     (27,800)     (12,000)
         Accrued liabilities                                115,600       99,500      189,000      119,900
                                                          ---------    ---------    ---------    ---------
                    Net cash from operating activities:     337,300     (189,500)     231,400     (431,700)
                                                          ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold        (13,100)     (32,000)     (18,900)     (51,200)
       improvements
     Increase in intangibles                               (129,300)        --       (192,000)        --
                                                          ---------    ---------    ---------    ---------
                    Net cash from investing activities:    (142,400)     (32,000)    (210,900)     (51,200)
                                                          ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from line of credit                         9,500      358,500      108,200      664,400
     Principal payments on long-term debt                   (87,300)     (84,000)    (174,100)    (117,100)
     Borrowings on long-term debt                              --           --        310,000         --
     Payments on obligation under long-term lease           (62,100)     (53,000)    (148,100)    (106,400)
     Disbursements in excess of deposits                       --           --         (9,600)        --
                                                          ---------    ---------    ---------    ---------
                    Net cash from financing activities:     139,900      221,500       86,400      440,900
                                                          ---------    ---------    ---------    ---------
INCREASE / (DECREASE) IN CASH                                55,000         --        106,900      (42,000)
                                                          ---------    ---------    ---------    ---------
CASH, beginning of period                                    51,900         --           --         42,000
                                                          ---------    ---------    ---------    ---------
CASH, end of period                                       $ 106,900    $    --      $ 106,900    $    --
                                                          =========    =========    =========    =========
     Supplemental cash flow information includes the
       following:
       Cash paid during the period for:
         Interest                                         $ 193,200    $ 191,300    $ 385,100    $ 351,200
                                                          ---------    ---------    ---------    ---------

        The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2 - Line of Credit

The Company has available a $3,000,000 line of credit from a financial institution with interest at the prime rate plus 2.25%. Approximately $1,484,000 was advanced to the Company in the form of a term loan. The term loan is repayable in monthly installments of $24,700 over sixty months commencing March 1999. The amount of the term loan outstanding as of June 30, 2000 was $1,088,200. The amount under the working capital line of credit outstanding as of June 30, 2000 was $1,268,000. The bank's commitment under the line of credit matures September 2000. The line of credit is secured by substantially all of the assets of the Releta Brewing Company, LLC, and all of the accounts receivable, inventory, general intangibles of the Company, a second position on the assets of the Company, and certain securities pledged by a stockholder.

Note 3 - Notes Payable

The Company has a $2,700,000 note, with interest at Treasury Constant Maturity Index for five year treasuries plus 4.17%, currently 10.00%. The note requires monthly payments of principal and interest of $24,400. The note matures in December 2012 with a balloon payment and is secured by real property located in Ukiah, California.

The Company has a notes payable which consists of convertible notes to United Breweries of America Inc. in the amount of $871,300 as of June 30, 2000. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10.00% per year, and mature 18 months from the date of the advance. The advances are unsecured and the notes mature through September 2001. The notes are convertible at the option of United Breweries of America Inc., into common stock at $1.50 per share upon maturity. Interest accrued on the above notes as of June 30, 2000 was $50,300.

Note 4 - Income Taxes

As of June 30, 2000, the Company has available for carryforward approximately $7,172,000, $2,771,000 and $862,000 of Federal, California and New York net operating losses.

Approximately $940,000 of the Federal and New York net operating losses will expire in 2012 and the remaining through 2020. The California net operating losses expire beginning in 2001 through 2005. The Company also has $28,000 of California Manufactures Investment Tax Credits that can be carried forward to offset future taxes that begin to expire in 2005. The Company has recorded a valuation allowance of approximately $180,000 for net operating losses that are not expected to be utilized prior to expiration. For the quarter ending June 30, 2000, the Company has not recorded any benefit from income taxes due to this valuation allowance.

Note 5 - Related Party Transactions

As of June 30, 2000, the Company has expensed consulting fees to one of its directors in the amount of $16,200 for consulting services performed for the Company. Of this amount, the Company has paid $13,500 through June 30, 2000.

As of June 30, 2000, the Company has recognized  $8,700 in expenses  incurred on
its  behalf  by  American  United  Breweries   International  Inc.  (AUBI).  The
outstanding amount payable to AUBI as of June 30, 2000 is $23,800.

On March 29, 2000, the Company announced that it intends to enter into two concurrent related-party transactions. Subsequently, the transactions were consolidated into a single transaction.

In the transaction, the Company will acquire UBSN Ltd. by acquiring all of the issued and outstanding shares of United Breweries International UK, Ltd. ("UBI UK, Ltd."), which is the parent company of UBSN Ltd. In the transaction, the Company has offered to issue approximately 5,500,000 shares of the Company's common stock in exchange for the shares of UBI UK, Ltd. Upon the closing of the transaction, UBI UK Ltd. will become a wholly-owned subsidiary of the Company. The closing of the transaction is expected to occur in late September 2000, or as soon thereafter as the various conditions to closing have been satisfied or waived.

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

Prior to the acquisition, UBI UK, Ltd. will obtain the distribution rights to the "Kingfisher" brand of beer in the United States. Under the terms of the distribution agreement, the Company will also have an option to brew "Kingfisher" brand beer in the United States, for distribution primarily in the United States, on mutually agreed terms and conditions. However, in order to commence the brewing and distribution of the "Kingfisher" beer, the Company will have to obtain a license to use the "Kingfisher" trademark from Kingfisher of America Inc ("KAI"). The Company will be solely responsible for obtaining that trademark license, at its sole expense, and there are no assurances that such license will be obtained.

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

Overview

Sales (measured in barrels) during the first six months of 2000 increased to 23,398 barrels from 22,999 barrels in the first six months of 1999. This represents an increase of 2% over the first six months of 1999. Of the total sales of 23,398 barrels, the sales out of the Ukiah facility amounted to 20,008 barrels and the sales out of the Saratoga Springs facility amounted to 3,390 barrels. In Saratoga Springs, the volume decreased to 3,390 barrels in 2000 from 5,614 barrels in 1999. This was mainly due to management's effort to concentrate on the growth of the Company's own brands and phase out the reliance on contract brewing. This resulted in the contract brewing reduction from 65% of total sales in the first six months of 1999 to 22% for the first six months of 2000. Although the sales volume in Saratoga decreased 2,224 barrels (5,614 to 3,390) or 40%, net sales expressed in dollars only decreased by 20%. The sales volume for the first six months of 2000 showed a growth of 15% out of the facility located in Ukiah, California.

The increase in net sales during the six-month period ending June 30, 2000 was achieved in significant part through increased and improved marketing efforts.

The high costs associated with the new brewery located at Ukiah, the fixed costs of the Ten Springs Brewery (neither of which are being utilized to their full capacity), and the interest expenses contributed to a net loss of $419,400 for the first six months of 2000. The loss from operations as a percentage of net sales decreased from 12.51% for the first six months of 1999 to 0.04% for the first six months of 2000.

Results of Operations

The following discussion sets forth information for the six-month periods ending June 30, 2000 and 1999. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Operations, as set forth above under "Financial Statements," for the periods indicated:

                                                     ---------------------------
                                                          Six Months Ended
                                                             June 30
                                                     ---------------------------
                 Statements of Income Data:
                                                      2000                1999
                                                     ------              -----
Sales                                                106.11%            106.35%

Excise taxes                                           6.11               6.35

Net Sales                                            100.00             100.00

Cost of Sales                                         64.28              71.40
                                                     ------              -----

Gross Profit                                          35.72              28.60

Retail Operating Expense                               4.32               4.77

Marketing Expense                                     16.14              18.09

General and Administrative Expenses                   15.30              18.31
                                                     ------              -----

Total Operating Expenses                              35.76              41.17
                                                     ------              -----

Loss from Operations                                  (0.04)            (12.57)

Other Income                                           0.96               0.21

Other Expense                                           --               (1.92)

Interest income (expense)                            (10.28)            (10.32)

Loss before income taxes                              (9.36)            (24.60)

(Provision) / Benefit from income taxes               (0.05)              9.82

Net Profit (Loss)                                     (9.41)            (14.78)

Balance Sheet Data:

Cash                                            $   106,900        $         0

Working Capital                                  (2,047,600)        (1,026,700)

Property and Equipment                           14,355,500         15,026,500

Deposits and Other Assets                         2,751,900          2,166,700

Total Assets                                     19,659,600         19,595,900

Long-term Debt                                    3,985,200          5,141,400

Obligation under Capital  Lease                   1,236,600          1,485,600

Total Liabilities                                 9,821,600         10,056,400

Shareholder's equity                              9,838,000          9,539,500

Net Sales. Net sales for the first six months of 2000 were $4,458,100 compared to $4,075,600 for the first six months of 1999, representing an increase of 9.39%. The sales volume increased to 23,398 barrels during the first six months of 2000, from 22,999 barrels during the first six months of 1999, representing an increase of 1.73%. Management attributes the increased sales to improved marketing strategies, including new point of sale materials and increased sales personnel. The increase in overall net sales during the first six months of 2000 was achieved mainly by higher wholesale shipments which represented an increase of $390,800 over the wholesale shipments during the first six months of 1999. In view of management's focus on wholesale beer sales, retail sales for the first six months of 2000 showed a slight increase of $5,300 over the first six months of 1999.

Cost of Goods Sold. Cost of goods sold as a percentage of net sales during the first six months of 2000 was 64.28%, as compared to 71.40% during the first six months of 1999, representing a decrease of 7.12%. As a percentage of net sales, during the first six months of 2000, labor costs decreased from 13.61% in 1999, to 10.19% in 2000, depreciation decreased from 8.37% in1999 to 7.76% in 2000, utilities decreased from 3.64% in 1999 to 3.46% in 2000, other manufacturing expenses increased from 4.20% in 1999 to 4.60% in 2000, thereby contributing to the overall decrease of 7.12% of the cost of goods sold as a percentage of net sales, as compared to the first six months of 1999. Management attributes the balance of the decrease to higher sales volumes at Ukiah and improvement in production efficiencies at both Ukiah and Saratoga Springs, thereby lowering overall production costs.

Gross Profit. As a result of the higher net sales described above, gross profit for the first six months of 2000 increased to $1,592,400, from $1,165,700 for the comparable period of 1999, representing an increase of 37%. As a percentage of net sales, the gross profit during the first six months of 2000 increased to 35.72% from that of 28.60% for the corresponding period of 1999.

Operating Expenses. Operating expenses for the first six months of 2000 were $1,594,200, as compared to $1,678,100 for the first six months of 1999, representing a decrease of 5.00%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

Retail operating expenses for the first six months of 2000 were $192,400, representing a decrease of $2,200, or 1.13%, from the first six months of 1999. As a percentage of net sales, retail operating expenses decreased to 4.32% as compared to 4.77% for the first six months of 1999. The decrease in retail operating expenses consisted mainly of a decrease in labor expenses totaling $2,200.

Marketing and distribution expenses for the first six months of 2000 were $719,700, representing a decrease of $17,500, or 2.37%, from the first six months of 1999. As a percentage of net sales, marketing and distribution expenses represented 16.14% as compared to 18.09% during the first six months of 1999. Compared to the first six months of 1999, marketing and sales labor increased by $55,000; media and advertising increased by $40,500; design and agency fees decreased by $15,400; telephone expenses decreased by $4,800; sales promotions expenses decreased by $43,400; point of sale expenses decreased by $81,000; freight increased by $37,100 (due to New York facility's shipments of the Company's own brands); travel and entertainment decreased by $16,500; and other expenses increased by $1,200.

General and administrative expenses were $682,100, representing a decrease of $64,200 from the first six months of 1999. As a percentage of net sales, the general and administrative expenses were 15.30% for the first six months of 2000, as compared to 18.31% for the first six months of 1999. As compared to the first six months of 1999, salaries decreased by $71,400; professional and legal fees decreased by $13,800; travel and entertainment increased by $4,600, insurance increased by $18,400 and net miscellaneous expenses decreased by $2,000.

Other Income (Expenses). Other income and (expenses) for the first six months of 2000 were ($415,400), representing a decrease of $74,800 when compared to the first six months of 1999. The decrease is due to the fact that no write-offs of acquisition costs were necessary ($74,800 in 1999), interest expenses increased by $38,000 and miscellaneous income increased $34,400. Miscellaneous income consisted of $26,400 in fire insurance proceeds and $11,400 in returned builder fees from the City of Ukiah.

Loss Before Income Taxes. The loss before income tax for the first six months of 2000 was $417,200 as against $1,002,600 for the corresponding period of 1999. As a percentage of net sales, the net loss before income taxes improved to 9.36% during the first six months of 2000 as against 24.60% for the first six months of 1999.

Benefit From Income Taxes. As of June 30, 2000, the Company has available for carryforward approximately $7,172,000, $2,771,000 and $862,000 of Federal, California and New York net operating losses. Approximately $940,000 of the Federal and New York net operating losses will expire in 2012 and the remaining through 2020. The California net operating losses expire beginning in 2001 through 2005. The Company also has $28,000 of California Manufacturers Investment Tax Credits that can be carried forward to offset future taxes that begin to expire in 2005. The Company has recorded a valuation allowance of approximately $180,000 for net operating losses that are not expected to be utilized prior to expiration. For the quarter ending June 30, 2000, the Company has not recorded any benefit from income taxes due to this valuation allowance.

The Loss. The net loss for the first six months of 2000 was $419,400, as compared to a net loss of $602,300 (after a benefit from income tax of $400,300) for the first six months of 1999. As a percentage of net sales, net loss for the first six months of 2000 decreased to 9.41%, as compared to 14.78% (after a benefit from income tax of $400,300) for the first six months of 1999.

Segment Information

Mendocino Brewing Company, Inc.'s business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 95% of the Company's gross sales for the first six months of 2000. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 5% of the Company's total gross sales during the first six months of 2000.

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

The  Company's   business   segments  are  brewing   operations   and  a  retail
establishment  known as the  Hopland  Brewery.  A summary of each  segment is as follows:
                                                                Six Months Ended June 30, 2000
                                          ----------------------------------------------------------------------------
                                                 Brewing              Retail          Corporate
                                               Operations           Operations        and Other           Total
                                          ---------------------- ----------------- ----------------- -----------------
Sales                                         $ 4,475,400         $ 255,200        $      --        $ 4,730,600
Operating Profit (Loss)                            26,900           (28,700)              --             (1,800)
Identifiable Assets                            15,267,100            81,300         4,311,200        19,659,600
Depreciation and amortization                     354,800             3,200            35,300           393,300
Capital Expenditures                                9,000             5,600             4,300            18,900

                                                          Six Months Ended June 30, 1999
                                         -----------------------------------------------------------------------------
                                                Brewing         Retail Operations     Corporate
                                              Operations                              and Other           Total
                                         ---------------------- ------------------ ----------------- -----------------
Sales                                         $ 4,084,600          $ 249,900        $      --        $ 4,334,500
Operating Loss                                   (478,100)           (34,300)              --           (512,400)
Identifiable Assets                            14,827,800             52,000         4,716,100        19,595,900
Depreciation and amortization                     389,400              3,400            24,900           417,700
Capital Expenditures                              121,700                --             30,900           152,600

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

Credit Facility. The CIT Group/Credit Finance, Inc. ("CIT") has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2000. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $1,088,200 of the term loan was outstanding as of June 30, 2000. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of June 30, 2000, the total amount outstanding on the line of credit was $1,268,000. The Company has recently commenced discussions with CIT for a renewal of the line of credit. However, there are no assurances that any renewal will be agreed upon by CIT and the Company. Further, if CIT and the Company cannot agree upon terms with respect to a renewal of the line of credit, or if the Company fails to enter into an agreement with another source of financing, then the Company will be materially and adversely affected.

Equipment Lease. The Company has leased from FINOVA Capital Corporation ("Finova") brewing equipment at a total cost of approximately $1,780,000 to the Company for a term of 7 years (commencing December 1996) with monthly rental payments of approximately $27,100 each. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% nor more than 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at monthly rental payments of approximately $39,000 with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable. There can be no assurances that the Company will be able to finance the purchase of equipment at the end of the term of the lease and the failure to purchase the necessary equipment from Finova is likely to have a material adverse effect on the Company.

Shareholder Commitment of Line of Credit. In mid 1999, UBA, the Company's largest shareholder, agreed to provide the Company with a credit facility of up $800,000 (the "1999 Facility"). On August 31, 1999, the Company and UBA entered into a Master Line of Credit Agreement setting forth the terms of the 1999 Facility. Pursuant to the terms of the Master Line of Credit Agreement, advances on the 1999 Facility bear interest at the prime rate of the Bank of America in San Francisco plus 1.5%, up to a maximum of 10%, and is due and payable quarterly. The principal amount of each advance, together with any accrued but unpaid interest on such advance, is due 18 months after the date of such advance. Each advance made on the 1999 Facility will be evidenced by a convertible note. Each convertible note includes a conversion feature whereby UBA could, at its option, convert the principal and any accrued but unpaid interest into unregistered shares of the Company's common stock on or after the maturity date, at a rate of one share of common stock for each $1.50 of principal and unpaid interest. On April 30, 2000, the Company accepted UBA's offer to increase the maximum amount of the 1999 Facility from $800,000 to $1,200,000. Subsequently, the Company and UBA entered into a First Amendment to the Master Line of Credit Agreement.

As of June 30, 2000, the Company has made seven draws on the 1999 Facility. The aggregate amount drawn, together with accrued but unpaid interest, equaled $921,600 which corresponds to the right of UBA to acquire up to 614,400 shares of common stock of the Company at a conversion price of $1.50 per share.

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

The Company's ratio of current assets to current liabilities on June 30, 2000, was 0.55 to 1.0 and its ratio of assets to liabilities was 2.0 to 1.0.

Year 2000 Matters

Year 2000 issues could affect the performance of the Company's business. While not all Year 2000 date-related disruption scenarios have passed, through the date of this filing, the Company has experienced no material disruptions or other significant problems. There is a possibility of disruptions in the future including errors that could still arise in the Company's internal and network information systems because of their failure to correctly recognize and process date information after the calendar change from 1999 to 2000, or their inability to properly process the date February 29, 2000. The Company also may yet experience supplier-related Year 2000 problems. If any of these Year 2000 problems occur, the Company's operations could be significantly hampered. The Company is continuing to monitor and mitigate its exposure as appropriate, but based on currently available information, the Company continues to believe that Year 2000-related disruptions or other problems, if any, will not have a significant adverse impact on the Company's operational results or financial condition. However, the Company cannot be certain that Year 2000 issues will not have a material adverse impact.

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

In the transaction, the Company will acquire UBSN Ltd. by acquiring all of the issued and outstanding shares of United Breweries International UK, Ltd. ("UBI UK, Ltd."), which is the parent company of UBSN Ltd. In the transaction, the Company has offered to issue approximately 5,500,000 shares of the Company's common stock in exchange for the shares of UBI UK, Ltd. Upon the closing of the transaction, UBI UK Ltd. will become a wholly-owned subsidiary of the Company. The closing of the transaction is expected to occur in late September 2000, or as soon thereafter as the various conditions to closing have been satisfied or waived. Prior to the closing, UBI UK Ltd. will have will have obtained the distribution rights to the "Kingfisher" brand of beer in the United States. Under the terms of the distribution agreement, the Company will also have an option to brew "Kingfisher" brand beer in the United States, for distribution primarily in the United States, on terms and conditions mutually agreeable with American United Breweries of America, Inc ("AUBI"). However, in order to commence the brewing and distribution of the "Kingfisher" beer, the Company will have to obtain a license to use the "Kingfisher" trademark from Kingfisher of America Inc ("KAI"). The Company will be solely responsible for obtaining that trademark license, at its sole expense, and there are no assurances that such license will be obtained.

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

The closing of the acquisition was originally scheduled to occur in late June, 2000. However, conforming all of the foreign entities' financial statements consistent with United States accounting standards and as required by the U.S. Securities and Exchange Commission, and conducting all of the required audits, has taken longer than expected.

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

Additional information will be contained in the 2000 Proxy Statement, and such information is incorporated herein by reference.

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

    27                  Financial Data Schedule.
-----------------------

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

                (W)     Incorporated  by reference  from the Amendment No. 6 to Schedule 13D filed with the  Commission on
                        May 11, 2000, by United Breweries of America, Inc. and Vijay Mallya.

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

                                    REGISTRANT:

                                    MENDOCINO BREWING COMPANY, INC.


Dated:  August 14, 2000             By:    /s/Yashpal Singh
                                       -----------------------------------------
                                           Yashpal Singh
                                           President

Dated:  August 14, 2000             By:    /s/P.A. Murali
                                       -----------------------------------------
                                           P.A. Murali
                                           Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

Exhibit
Number
 ------

    27                  Financial Data Schedule.