Form 10QSB
period 2000-09-30
MENDOCINO BREWING CO INC
filed 2000-11-13
CIK 919134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                For the transition period from to______________to_______________


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

The number of shares of the issuer's common stock outstanding as of September 30, 2000 is 5,530,177.

                                                        PART I

Item 1.  Financial Statements.

                                    MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                              CONSOLIDATED BALANCE SHEET
                                                  September 30, 2000
                                                      (Unaudited)
                                                        ASSETS
  CURRENT ASSETS
       Cash                                                                                                   $ 97,200
       Accounts receivable                                                                                   1,458,700
       Inventories                                                                                           1,071,000
       Prepaid expenses                                                                                        171,900
       Deferred income taxes                                                                                    43,100
                                                                                                           -----------
                             Total Current Assets:                                                           2,841,900
                                                                                                           -----------
  PROPERTY AND EQUIPMENT                                                                                    14,148,700
                                                                                                           -----------
  OTHER ASSETS
       Deferred Taxes                                                                                        2,596,700
       Other Assets                                                                                            397,000
                                                                                                           -----------
                             Total Other Assets:                                                             2,993,700
                                                                                                           -----------
                             Total Assets:                                                                 $19,984,300
                                                                                                           ===========


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
       Accounts payable                                                                                    $ 1,695,200
       Accrued liabilities                                                                                     307,200
       Accrued wages and related expense                                                                       159,700
       Current maturities of obligation under capital lease                                                    288,000
       Current maturities of obligation under long-term debt                                                   327,400
                                                                                                           -----------
                             Total Current Liabilities:                                                      2,777,500

  LINE OF CREDIT                                                                                             1,482,700
  LONG TERM DEBT, less current maturities                                                                    4,528,800
  OBLIGATIONS under capital lease - less current maturities                                                  1,167,700
                                                                                                           -----------
                             Total Liabilities:                                                              9,956,700
                                                                                                           -----------
  STOCKHOLDERS' EQUITY
       Common stock, no par value:  20,000,000 shares authorized, 5,530,177 shares issued and
          outstanding                                                                                       13,841,900
       Preferred stock, Series A, no par value, with aggregate liquidation preference of
          $227,600;  227,600 shares authorized, issued and outstanding                                         227,600
       Accumulated deficit                                                                                  (4,041,900)
                                                                                                           -----------
                             Total Stockholders' Equity                                                     10,027,600
                                                                                                           -----------
                             Total Liabilities and Stockholders' Equity:                                   $19,984,300
                                                                                                           -----------

                      The accompanying notes are an integral part of these financial statements.

                                                          1

                                    MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)
                                                  ------------------------------------   -------------------------------------
                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             September 30                            September 30
                                                  ------------------------------------   -------------------------------------
                                                          2000              1999                 2000               1999
                                                          ----              ----                 ----               ----
SALES                                                 $2,711,000         $2,654,400           $7,441,600         $6,988,900
LESS EXCISE TAXES                                        157,500            153,900              430,000            412,800
                                                      ----------         ----------           ----------         ----------
NET SALES                                              2,553,500          2,500,500            7,011,600          6,576,100
COST OF GOODS SOLD                                     1,457,400          1,532,800            4,323,100          4,442,700
                                                      ----------         ----------           ----------         ----------
GROSS PROFIT                                           1,096,100            967,700            2,688,500          2,133,400
                                                      ----------         ----------           ----------         ----------
OPERATING EXPENSES
     Retail operating                                    117,200            124,400              309,600            319,600
     Marketing                                           476,600            454,600            1,196,300          1,191,800
     General and administrative                          294,100            492,800              976,200          1,239,100
                                                      ----------         ----------           ----------         ----------
                                                         887,900          1,071,800            2,482,100          2,749,900
                                                      ----------         ----------           ----------         ----------
INCOME (LOSS) FROM OPERATIONS                            208,200           (104,100)             206,400           (616,500)
                                                      ----------         ----------           ----------         ----------
OTHER INCOME (EXPENSE)
     Interest income (expense)                               800                 --                  800                 --
     Other income (expense)                               26,900             17,500               69,900             26,100
     Acquisition expense                                      --            (25,000)                  --           (104,400)
     Induced debt conversion expense                          --           (248,000)                  --           (248,000)
     Interest expense                                   (209,700)          (224,400)            (668,100)          (644,800)
                                                      ----------         ----------           ----------         ----------
                                                        (182,000)          (480,400)            (597,400)          (970,600)
                                                      ----------         ----------           ----------         ----------
INCOME (LOSS) BEFORE INCOME TAXES                         26,200           (584,500)            (391,000)        (1,587,100)
PROVISION FOR (BENEFIT FROM) INCOME TAXES               (156,400)          (232,400)            (154,200)          (632,700)
                                                      ----------         ----------           ----------         ----------
NET INCOME (LOSS)                                     $  182,600         $ (352,100)          $ (236,800)        $ (954,400)
                                                      ==========         ==========           ==========         ==========
BASIC EARNINGS (LOSS) PER SHARE                       $     0.03         $    (0.07)          $    (0.04)        $    (0.21)
                                                      ==========         ==========           ==========         ==========
DILUTED EARNINGS (LOSS) PER SHARE                     $     0.03         $    (0.07)          $    (0.04)        $    (0.21)
                                                      ==========         ==========           ==========         ==========

                         The accompanying notes are an integral part of these financial statements.

                                                               2

                                          MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)
                                                         ----------------------------------     ---------------------------------
                                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   September 30                           September 30
                                                         ----------------------------------     ---------------------------------
                                                              2000              1999                 2000             1999
                                                              ----              ----                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                      $ 182,600         $(352,100)           $(236,800)       $(954,400)
     Adjustments to reconcile net income (loss) to net
       cash from operating activities:
         Depreciation and amortization                        197,400           196,900              590,700          614,600
         Deferred income taxes                               (156,400)         (232,400)            (156,400)        (634,200)
         Stock issued for services                              7,000            91,600                7,000           91,600
         Gain on disposal of fixed assets                     (26,000)               --              (26,000)              --
         Debt converted to stock                                   --           309,900                   --          309,900
     Changes in:
         Accounts receivable                                 (218,200)          124,000             (418,400)        (457,100)
         Inventories                                          (78,100)         (328,600)              97,700         (283,800)
         Prepaid expenses                                      (3,100)           (8,800)            (114,700)         (45,500)
         Deposits and other assets                            (50,000)           (2,300)             (19,100)          (7,300)
         Accounts payable                                    (214,900)          153,400              (13,500)         778,200
         Accrued wages and related expenses                   (17,100)            2,500              (44,900)          (9,500)
         Accrued liabilities                                  (12,100)           11,000              176,900          130,900
                                                             --------           -------            ---------        ---------
                    Net cash from operating activities:      (388,900)          (34,900)            (157,500)        (466,600)
                                                             --------           -------            ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold          (14,800)          (22,000)             (33,700)         (73,200)
       improvements
     Proceeds of sale of fixed assets                          51,600                --               51,600               --
     Increase in intangibles                                  (36,900)               --             (228,900)              --
                                                             --------           -------            ---------        ---------
                    Net cash from investing activities:          (100)          (22,000)            (211,000)         (73,200)
                                                             --------           -------            ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from line of credit                         214,700           (81,500)             322,900          582,900
     Principal payments on long-term debt                     (76,800)          (84,200)            (250,900)        (201,300)
     Borrowings on long-term debt                             315,100           286,300              625,100          286,300
     Payments on obligation under long-term lease             (73,700)          (63,700)            (221,800)        (170,100)
     Disbursements in excess of deposits                           --                --               (9,600)              --
                                                             --------           -------            ---------        ---------
                    Net cash from financing activities:       379,300            56,900              465,700          497,800
                                                             --------           -------            ---------        ---------
INCREASE / (DECREASE) IN CASH                                  (9,700)               --               97,200          (42,000)
                                                             --------           -------            ---------        ---------
CASH, beginning of period                                                            --                                42,000
                                                                                -------            ---------        ---------
                                                              106,900
                                                            ---------
CASH, end of period                                         $  97,200         $      --            $  97,200        $      --
                                                            =========         =========            =========        =========
     Supplemental cash flow information includes the
       following:
       Cash paid during the period for:

         Interest                                           $ 198,000         $ 228,200            $ 583,100        $ 581,500
                                                            ---------         ---------            ---------        ---------

                           The accompanying notes are an integral part of these financial statements.

                                                                3

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 2 - Line of Credit

The Company has available a $3,000,000 line of credit from a financial institution with interest at the prime rate plus 2.25%. Approximately $1,484,000 was advanced to the Company in the form of a term loan. The term loan is repayable in monthly installments of $24,700 over sixty months commencing March 1999. The amount of the term loan outstanding as of September 30, 2000 is $1,014,000. The amount under the working capital line of credit outstanding as of September 30, 2000 is $1,482,700. The bank's commitment under the line of credit matures in September 2002. The line of credit is secured by substantially all of the assets of the Releta Brewing Company, LLC, and all of the accounts receivable, inventory, general intangibles of the Company, a second position on the assets of the Company, and certain securities pledged by a stockholder.

Note 3 - Notes Payable

The Company has a $2,700,000 note, with interest at Treasury Constant Maturity Index for five year treasuries plus 4.17%, currently 10.00%. The note requires monthly payments of principal and interest of $24,400. The note matures in December 2012 with a balloon payment and is secured by real property located in Ukiah, California.

The Company has a notes payable which consists of convertible notes to United Breweries of America, Inc. in the amount of $1,186,400 as of September 30, 2000. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and mature 18 months from the date of the advance. The advances are unsecured and the notes mature through September 2001. The notes are convertible at the option of United Breweries of America, Inc., to common stock at $1.50 per share upon maturity. Interest accrued on the above notes as of September 30, 2000 is $74,200.

Note 4 - Net Income Per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.


Diluted EPS is computed by dividing  income  available  to  shareholders  by the
weighted  average  number  of  common  shares  and  common   equivalent   shares
outstanding,  which include dilutive stock options and notes payable convertible in common stock.  Common  equivalent  shares  associated  with stock options and convertible notes payable have been excluded from periods with a net loss as the potentially dilutive shares would be antidilutive.
                                                     Three months ended          Nine months ended
                                                -------------------------    --------------------------
                                                  9/30/00       9/30/00        9/30/00       9/30/00
                                                -----------   -----------    -----------    -----------
Basic net income (loss) per share
     Net income (loss)                          $   182,600   $  (352,100)   $  (236,800)   $  (954,400)
                                                ===========   ===========    ===========    ===========
     Weighted average common
          shares outstanding                      5,530,177     4,836,915      5,530,177      4,610,334
                                                ===========   ===========    ===========    ===========
Basic net income (loss) per share               $      0.03   $     (0.07)   $     (0.04)   $     (0.21)
                                                ===========   ===========    ===========    ===========
Diluted net income (loss) per share
     Net income (loss)                          $   182,600   $  (352,100)   $  (236,800)   $  (954,400)
     Interest expense on convertible
          notes payable                              24,000          --             --             --
                                                -----------   -----------    -----------    -----------
     Income for the purpose of computing
          diluted net income per share          $   206,600   $  (352,100)   $  (236,800)   $  (954,400)
                                                ===========   ===========    ===========    ===========
     Weighted average common shares
          outstanding                             5,530,177     4,836,915      5,530,177      4,610,334
     Dilutive stock options                         181,388          --             --             --
     Assumed conversion of convertible
          notes payable                             790,933          --             --             --
                                                -----------   -----------    -----------    -----------
     Weighted average common shares
          outstanding for the purpose of
          computing diluted net income (loss)
          per share                               6,502,438     4,836,915      5,530,177      4,610,334
                                                ===========   ===========    ===========    ===========
Diluted net income (loss) per share             $      0.03   $     (0.07)   $     (0.04)   $     (0.21)
                                                ===========   ===========    ===========    ===========


Note 5 - Income Taxes

As of September 30, 2000, the Company has available for carryforward approximately $7,172,000, $2,771,000 and $862,000 of Federal, California and New York net operating losses. Approximately $940,000 of the Federal and New York net operating losses will expire in 2012 and the remaining through 2020. The California net operating losses expire beginning in 2001 through 2005. The Company also has $28,000 of California Manufactures Investment Tax Credits that can be carried forward to offset future taxes that begin to expire in 2005.

Note 6 - Related Party Transactions

As of September 30, 2000, the Company has expensed consulting fees to one of its directors in the amount of $24,300 for consulting services performed for the Company. Of this amount, the company has paid $21,600 through September 30, 2000.

As of September 30, 2000, the Company has recognized $8,700 in expenses incurred on its behalf by American United Breweries International Inc. (AUBI). The outstanding amount payable to AUBI as of September 30, 2000 is $23,800.

On March 29, 2000, the Company announced that it intends to enter into two concurrent related-party transactions. Subsequently, the transactions were consolidated into a single transaction.

In the transaction, the Company will acquire UBSN Ltd. by acquiring all of the issued and outstanding shares of United Breweries International UK, Ltd. ("UBI UK, Ltd."), which is the parent company of UBSN Ltd. In the transaction, the Company has offered to issue approximately 5,500,000 shares of the Company's common stock in exchange for the shares of UBI UK, Ltd. Upon the closing of the transaction, UBI UK Ltd. will become a wholly-owned subsidiary of the Company. The closing of the transaction is expected to occur in January 2001, or as soon thereafter as the various conditions to closing have been satisfied or waived.

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

UBI UK, Ltd. has obtained the distribution rights to the "Kingfisher" brand of beer in the United States. Under the terms of the distribution agreement, the Company will also have an option to brew "Kingfisher" brand beer in the United States, for distribution primarily in the United States, on mutually agreed terms and conditions. However, in order to commence the brewing and distribution of the "Kingfisher" beer, the Company will have to obtain a license to use the "Kingfisher" trademark from Kingfisher of America Inc ("KAI"). The Company will be solely responsible for obtaining that trademark license, at its sole expense, and there are no assurances that such license will be obtained.

The transaction described above is a related party transaction because the corporation that owns all of the shares of UBI UK, Ltd. is held by a trust, which is controlled by fiduciaries who may exercise discretion in favor of Dr. Mallya, amongst others. Dr. Vijay Mallya is the Chairman and Chief Executive Officer of the Company. In addition, Dr. Mallya is a member of the board of directors of UBSN, Ltd. Further, KAI is owned by a foreign corporation, the shares of which are controlled by fiduciaries who may exercise discretion in favor of Dr. Mallya, amongst others.

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

Overview

The third quarter was highlighted by the Releta Brewing Company, LLC (Ten Springs Brewery), located in Saratoga Springs, New York launching the new Sun Lager label. The product was well received in the market.

The increase in net sales during the nine-month period ending September 30, 2000 was achieved in significant part through increased and improved marketing efforts. Sales (measured in barrels) increased from 36,125 bbl. in the first nine months of 1999 to 36,707 during the first nine months of 2000, representing an increase of 1.61% over the corresponding period of last year. Of the total sales of 36,707 bbls., the sales out of the Ukiah facility were 31,257 bbls., and the sales out of the Saratoga Springs facility were 5,450 bbls. The sales volume out of the Ukiah facility increased by 11.6%.

In Saratoga Springs, the volume decreased to 5,450 bbls in 2000 from 8,110 bbls in 1999. This was mainly due to management's effort to concentrate on the growth of the company's own brands and to phase out its reliance on contract brewing. This resulted in a reduction in contract brewing from 60% of the total sales in the first nine months of 1999 to 24% for the first nine months of 2000. However, the volume of the company's own brands increased by 27% during the first nine months of 2000 when compared to the corresponding period of 1999. This resulted in the net sales expressed in dollar terms decreasing by only 17% although the volume decreased by 33% during the first nine months of 2000.

The high costs associated with the new brewery located at Ukiah, the fixed costs of the Ten Springs Brewery (both of which are still not being utilized to their full capacity), and interest expenses contributed to a net loss of $236,800 for the first nine months of 2000. The loss from operations as a percentage of net sales decreased from 14.51% for the first nine months of 1999 to 3.38% for the first nine months of 2000.

Results of Operations

The following discussion sets forth information for the nine-month periods ending September 30, 2000 and 1999. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in Management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Operations, as set forth above under "Financial Statements," for the periods indicated:

                                            ----------------------------------
                                                    Nine Months Ended
                                                       September 30
                                            ----------------------------------
                                                 2000                1999
                 Statements of Income Data:

Sales                                               106.13%             106.28%
Excise taxes                                          6.13                6.28
Net Sales                                           100.00              100.00
Cost of Sales                                        61.66               67.56
                                            --------------      --------------
Gross Profit                                         38.34               32.44
Retail Operating Expense                              4.42                4.85
Marketing Expense                                    17.06               18.12
General and Administrative Expenses                  13.92               18.84
                                            --------------      --------------
Total Operating Expenses                             35.40               41.82
                                            --------------      --------------
Income (Loss) from Operations                         2.94               (9.37)
Other Income (Expenses)                               0.99                0.40
Acquisition Expense                                     --               (1.57)
Interest income (expense)                            (9.51)              (9.81)
Loss before income taxes                             (5.58)             (24.13)
Benefit from income taxes                             2.20                9.62
Net Profit (Loss)                                    (3.38)             (14.51)

Balance Sheet Data:
Cash                                        $       97,200      $            0
Working Capital                                     64,400          (1,313,600)
Property and Equipment                          14,148,700          14,896,900
Deposits and Other Assets                        2,993,700           2,397,900
Total Assets                                    19,984,300          19,910,900
Long-term Debt                                   4,528,800           3,940,300
Obligation under Capital  Lease                  1,167,700           1,458,000
Total Liabilities                                9,956,700           9,328,000
Shareholder's equity                            10,027,600          10,582,900

Net Sales. Net sales for the first nine months of 2000 were $7,011,600 compared to $6,576,100 for the first nine months of 1999, representing an increase of 6.62%. The sales volume increased to 36,707 barrels during the first nine months of 2000, from 36,125 barrels during the first nine months of 1999, representing an increase of 1.61%. Management attributes the increased sales to improved marketing strategies, including new point of sale materials. The increase in overall net sales during the first nine months of 2000 was achieved solely by higher wholesale shipments which represented an increase of $463,900 over the wholesale shipments during the first nine months of 1999. In view of management's focus on wholesale beer sale, retail sales for the first nine months of 2000 were $11,200 less than retail sales during the first nine months of 1999.

Cost of Goods Sold. Cost of goods sold as a percentage of net sales during the first nine months of 2000 was 61.66%, as compared to 67.56% during the first nine months of 1999, representing a decrease of 5.90%. As a percentage of net sales, during the first nine months of 2000, labor costs decreased from 11.76% in 1999, to 9.91% in 2000, depreciation decreased from 7.79% in1999 to 7.41% in 2000, utilities decreased from 3.82% in 1999 to 3.66% in 2000, and other expenses decreased by .30%, thereby contributing to the decrease of 5.90% of the cost of goods sold as a percentage of net sales, as compared to the first nine months of 1999. Management attributes the balance of the decrease to higher sales volumes thereby lowering per barrel production cost at Ukiah and improvement in process efficiencies at both Ukiah and Saratoga Springs.

Gross Profit. As a result of the higher net sales as explained above, gross profit for the first nine months of 2000 increased to $2,688,500, from $2,133,400 for the comparable period of 1999, representing an increase of 26%. As a percentage of net sales, the gross profit during the first nine months of 2000 increased to 38.34% from that of 32.44% for the corresponding period of 1999.

Operating Expenses. Operating expenses for the first nine months of 2000 were $2,482,100, as compared to $2,749,900 for the first nine months of 1999, representing a decrease of 9.74%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

Retail operating expenses for the first nine months of 2000 were $309,600, representing a decrease of $9,400, or 2.95%, from the first nine months of 1999. As a percentage of net sales, retail operating expenses decreased to 4.82% as compared to 4.85% for the first nine months of 1999. The decrease in retail operating expenses consisted mainly of a decrease in labor costs.

Marketing and distribution expenses for the first nine months of 2000 were $1,196,300, representing an increase of $4,500, or 0.38%, from the first nine months of 1999. Selling expenses increased $71,500 (mainly salaries), overall marketing and advertising decreased by $28,500, and sales promotions decreased $38,500. The management decided to focus more on radio advertising which resulted in an increase of $60,500 in media-related expenses. This increase was partially offset by a decrease in purchases of point of sale materials, event sponsorships and incentive/discount programs. The company decided to utilize existing stocks of point of sale materials so that new designs can be introduced in a phased manner.

General and administrative expenses were $976,200, representing a decrease of $262,900 from the first nine months of 1999. As a percentage of net sales, the general and administrative expenses were 13.92% for the first nine months of 2000, as compared to 18.84% for the first nine months of 1999. As compared to the first nine months of 1999, professional and legal fees decreased by $50,200, travel and entertainment decreased by $20,500, labor decreased by $201,600, and all other expenses increased net by $9,400.

Other Income (Expenses). Other expenses for the first nine months of 2000 were ($597,400), representing a decrease of $373,200 when compared to the first nine months of 1999. The decrease is due to a nonrecurrence of acquisition costs of $103,400 and induced debt conversion expenses of $248,500, an increase in other income of $44,300 owing to a gain on sale of assets, and an increase in interest expense of $23,000.

Benefit From Income Taxes. The benefit from income taxes for the first nine months of 2000 was $156,400, as compared to $632,700 for the first nine months of 1999. The benefit from income taxes is due to the expected future benefit of carrying forward of net operating losses.

Net Loss. Net loss for the first nine months of 2000 was $236,800, as compared to a net loss of $954,400 for the first nine months of 1999. As a percentage of net sales, net loss for the first nine months of 2000 decreased to 3.38%, as compared to 14.51% for the first nine months of 1999.

Segment Information

Mendocino Brewing Company, Inc.'s business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 94% of the Company's gross sales for the first nine months of 2000. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 6% of the Company's total gross sales during the first nine months of 2000.

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

The  Company's   business   segments  are  brewing   operations   and  a  retail
establishment  known as the  Hopland  Brewery.  A summary of each  segment is as follows:
                                                      Nine Months Ended September 30, 2000
                                          ------------------------------------------------------------
                                            Brewing          Retail         Corporate
                                           Operations      Operations       and Other        Total
                                          ------------    ------------    ------------   ------------
Sales                                     $  6,991,800    $    449,800      $     --     $  7,441,600
Operating Profit (Loss)                        221,800         (15,400)           --          206,400
Identifiable Assets                         15,140,200          79,500       4,764,600     19,984,300
Depreciation and amortization                  519,900           5,000          65,800        590,700
Capital Expenditures                            23,800           5,600           4,300         33,700

                                                     Nine Months Ended September 30, 1999
                                          ------------------------------------------------------------
                                            Brewing          Retail         Corporate
                                           Operations      Operations       and Other        Total
                                          ------------    ------------    ------------   ------------
Sales                                     $  6,540,700    $    448,200      $     --     $  6,988,900
Operating Loss                                (589,900)        (26,600)           --         (616,500)
Identifiable Assets                         15,932,700          82,900       3,895,300     19,910,900
Depreciation and amortization                  564,600           5,100          44,900        614,600
Capital Expenditures                           211,500             800           4,100        216,400

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

Credit Facility. The CIT Group/Credit Finance, Inc. ("CIT") has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly. The line of credit was originally scheduled to mature on September 23, 2000, however CIT agreed to renew the line of credit through September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $1,014,000 of the term loan was outstanding as of September 30, 2000. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of September 30, 2000, the total amount outstanding on the line of credit was $1,482,700.

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

As of September 30, 2000, the Company has made eight draws on the 1999 Facility. The aggregate amount drawn, together with accrued but unpaid interest, equaled $1,260,600 which corresponds to the right of UBA to acquire up to 840,400 shares of common stock of the Company at a conversion price of $1.50 per share.

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

The Company's ratio of current assets to current liabilities on September 30, 2000, was 1.02 to 1.0 and its ratio of assets to liabilities was 2.0 to 1.0.

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

In the transaction, the Company will acquire UBSN Ltd. by acquiring all of the issued and outstanding shares of United Breweries International UK, Ltd. ("UBI UK, Ltd."), which is the parent company of UBSN Ltd. In the transaction, the Company has offered to issue approximately 5,500,000 shares of the Company's common stock in exchange for the shares of UBI UK, Ltd. Upon the closing of the transaction, UBI UK, Ltd. will become a wholly-owned subsidiary of the Company. The closing of the transaction is expected to occur in January 2001, or as soon thereafter as the various conditions to closing have been satisfied or waived. UBI UK, Ltd. has obtained the distribution rights to the "Kingfisher" brand of beer in the United States. Under the terms of the distribution agreement, the Company will also have an option to brew "Kingfisher" brand beer in the United States, for distribution primarily in the United States, on terms and conditions mutually agreeable with American United Breweries of America, Inc ("AUBI"). However, in order to commence the brewing and distribution of the "Kingfisher" beer, the Company will have to obtain a license to use the "Kingfisher" trademark from Kingfisher of America Inc ("KAI"). The Company will be solely responsible for obtaining that trademark license, at its sole expense, and there are no assurances that such license will be obtained.

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

The transaction described above is a related party transaction because the corporation that owns all of the shares of UBI UK, Ltd. is held by a trust, which is controlled by fiduciaries who may exercise discretion in favor of Dr. Mallya, amongst others. In addition, Dr. Mallya is a member of the board of directors of UBSN Ltd. Dr. Vijay Mallya is the Chairman and Chief Executive Officer of the Company. Further, AUBI and KAI are owned by foreign corporations, the shares of which are controlled by fiduciaries who may exercise discretion in favor of Dr. Mallya, amongst others.

Additional information is contained in the 2000 Proxy Statement, filed with the Securities and Exchange Commission on or about November 9, 2000, and such information is incorporated herein by reference.

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

    10.19       (G)     Manufacturing    Business   Expansion   and   Relocation
                        Agreement with the City of Ukiah.

    10.20       (G)     Manufacturing    Business   Expansion   and   Relocation
                        Agreement with the Ukiah Redevelopment Agency.

  Exhibit
  Number                Description of Document
  ------                -----------------------
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

 Exhibit
  Number                Description of Document
  ------                -----------------------

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

                                   REGISTRANT:

                                   MENDOCINO BREWING COMPANY, INC.


Dated:  November 13, 2000          By:    /s/Yashpal Singh
                                      ------------------------------------------
                                          Yashpal Singh
                                          President

Dated:  November 13, 2000          By:    /s/P.A. Murali
                                      ------------------------------------------
                                          P.A. Murali
                                          Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

 Exhibit
 Number
 ------

    27                  Financial Data Schedule.