Form 10KSB
period 2000-12-31
MENDOCINO BREWING CO INC
filed 2001-03-22
CIK 919134

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                         --------------    ----------------
                         Commission file number: 1-13636

                         Mendocino Brewing Company, Inc.
                 (Name of small business issuer in its charter)

                          California                                              68-0318293
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employee Identification No.)

              13351 South Highway 101, Hopland, CA                                  95449
            (Address of principal executive offices)                              (Zip code)

                    Issuer's telephone number: (707) 744-1015

Securities registered under Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
Common Stock, without par value                  The Pacific Exchange

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $9,819,600

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of February 28, 2001 was: $2,312,667

The number of shares the issuer's Common Stock outstanding as of February 28, 2001 is: 5,580,498

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders to be filed not later than April 30, 2001 are incorporated by reference in Part III of this Form 10-K.

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

Item 1.  Description of Business.

Overview

     Mendocino Brewing Company, Inc. (the "Company") brews Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, Peregrine Golden Ale, Sun Lager and two seasonals for the domestic craft beer market. Mendocino Brewing is one of the first of the modern craft brewers, having opened the first new brewpub in California and the second in the United States since the repeal of Prohibition, and has been recognized for its innovations in the brewpub concept, its craft brew style, its distinctive labels, and its role in industry associations.

     In May 1997, the Company began operating a new brewery in Ukiah, California (110 miles north of San Francisco) with an initial annual capacity of approximately 60,000 bbl., which was more than four times the Company's previous annual brewing capacity. The facility was designed to enable the Company's production to be expanded to 200,000 bbl. per year with the addition of necessary equipment.

     The Company's subsidiary, Releta Brewing Company, LLC ("Releta") d/b/a Ten Springs Brewery, located in Saratoga Springs, New York, commenced production in February 1998 with an initial capacity of 60,000 bbl. per year expandable to 150,000 bbl. per year. In July 1998, the Company purchased certain assets of Carmel Brewing Company, Inc., a California corporation ("Carmel Brewing") such as trademarks, trade names, and other brand related assets, in exchange for unregistered shares of the Company's common stock having an aggregate value of $100,000 based on a per share price of $3.00. The transaction also involved the acquisition by the Company of certain point of sales and brewing ingredient inventory from Carmel Brewing and the lease from Carmel Brewing of certain bottling line equipment and certain kegs on a short-term basis.

     During 1998, the Company's largest shareholder, United Breweries of America Inc. ("UBA"), agreed to provide the Company with a credit facility of up to $2,000,000. Subsequently, the Company drew approximately $994,000 on the credit facility. In mid 1999, the Company induced UBA to convert the $994,000 drawn on the credit facility, together with approximately $61,000 of accrued interest, into 938,171 shares of common stock of the Company. UBA agreed to convert all amounts drawn through August 30, 1999 into the Company's common stock.

     In early 1999, the credit facility from UBA was terminated, and in mid 1999, UBA agreed to provide the Company with a new credit facility of up to $800,000 to fund the operations of the Company. Then, in April 2000, UBA and the Company agreed to increase the amount of the credit facility to $1,200,000. Subsequently, in February 2001, the Company and UBA agreed to increase the amount of the credit facility to $1,600,000. As of December 31, 2000, the Company had drawn $1,193,100 on the credit facility. As of March 1, 2001, the Company had drawn $1,510,800 on the credit facility.

     On March 29, 2000 the Company announced that it intended to enter into two concurrent related party transactions with affiliates of UBA. Shortly thereafter, the proposed transactions were combined into a single transaction. Subject to shareholder approval and certain other conditions, the Company intends to acquire UBSN Ltd. UK, which is the European distributor of the UB Group's flagship brand,

Kingfisher Premium Lager, by acquiring all of the shares of its parent, United Breweries International, UK Ltd. ("UBI"). Upon the closing of the transaction, the Company will also acquire the distribution rights to Kingfisher Premium Lager Beer in the United States from UBI.

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

     The Company first bottled its flagship brand, Red Tail Ale, in December 1983. In February 1995, the Company completed a $3.6 million direct public offering at $6 per share. The Company purchased nine acres of land in Ukiah, California in 1995 and began production at the new brewery in May 1997. The Company's products are sold in selected locations throughout the United States. See "Product Distribution."

Industry Overview

     The U.S. beer market may be divided into six segments:

Segment                      Representative Brands

Low-Priced                   Busch, Milwaukee's Best, Old Milwaukee
Premium                      Budweiser, Coors Genuine Draft
Premium Lite                 Miller Lite, Bud Light, Coors Light
Super-Premium                Michelob, Lowenbrau, Killians
European Import              Heineken, Guinness, Bass, Becks
Domestic Craft               Anchor Steam, Sierra Nevada Pale Ale, Red Tail Ale

     The Company competes in the domestic craft beer segment, which comprises approximately 3% of total U.S. beer sales. Craft beers are characterized by their full-flavor and are usually produced along traditional European brewing styles. The rate at which the domestic craft beer segment continues to grow will have a material affect on the Company's business, financial condition, and results of operations. Actual industry segment performance depends on many factors that are outside the control of the Company.

Competition

     The craft beer category consists of:

Contract brews                    any style brew produced by one brewer for sale
                                  under the label of someone else who does not have a brewery or whose brewery does not have sufficient capacity.

Regional craft brews              "hand-crafted" brews, primarily ales, sold
                                  under the label of the brewery that produced it; such breweries generally have a capacity between 15,000 to 200,000 bbl per year.

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


     Mendocino Brewing competes against all of the above brewers to some degree and also against other segments of the U.S. beer market. Competition for retail shelf-space also increased in 2000. Increased competition could hinder distribution of the Company's products and have a material adverse effect on the Company's business, financial condition, and results of operations.

Products

     The Company brews six ales, one wheat beer, two lagers and a stout year-round, one seasonal ale, one seasonal porter and a root beer:

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

     o PEREGRINE GOLDEN ALE is a light-bodied ale with a distinctive hop character. It is brewed year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

     o YULETIDE PORTER is a deep brown Holiday brew with a traditionally rich, creamy flavor. It is available in November and December on draft at the Hopland Brewery.

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

     o OLDE SARATOGA ROOT BEER is an exceptionally rich creamy premium gourmet root beer crafted with all natural ingredients and cane sugar. It is only available in the East Coast in quarter-barrel kegs.

     o SUN LAGER is a light refreshing lager that is distinguished by its smooth malt flavor and distinct hop finish. It is only available in the East Coast in 12 oz. six-packs and half-barrel kegs.

     The Company's brands use an ale yeast strain that was first introduced at New Albion Brewing Co. in the late 1970s. The Company is among a minority of brewers who use whole hops instead of processed hop pellets in their brewing processes. This technique contributes to the distinctive characteristics of the brews. The Company adds active fermenting beer (Krausen) just before the beer is bottled, which produces a pleasant amount of natural carbonation. The thin layer of brewer's yeast in the bottom of the bottle is a natural characteristic of bottle conditioned ale. Bottle-conditioned beer is considered a classic style.

     The Company's distinctive brews have been very well received in the market and within the industry. In 1999, Red Tail Ale and Eye of the Hawk Select Ale were adjudged as exceptional and Black Hawk Stout and Frolic Ale as highly recommended in their respective categories by the Beverage Testing Institute of Chicago, Illinois, which conducts comprehensive testing and tasting of all leading brands in different categories.

     In October 1997, the Company was awarded three medals at the World Beer Championships, one of the largest and most comprehensive beer competitions in the world. The Company received a Gold Medal for Red Tail Ale, a Silver Medal for Eye of the Hawk Select Ale, and a Bronze Medal for Black Hawk Stout. Blue Heron Pale Ale was awarded a Gold Medal with a Special Award of Excellence from the Underground Wine Journal in February 1997 in a competition among 183 ales from across the United States and won a bronze medal at the 1991 Great American Beer Festival. Eye of the Hawk Select Ale won a gold medal at the 1991 Great American Beer Festival after winning a silver in 1990, and also won a bronze in 1992. In 1998, the Company received four more medals at world beer championships.

     Both the Ukiah and Saratoga Springs facilities presently perform some contract brewing services for other brands.

The Hopland Brewery Brewpub and Merchandise Store

     To date, a major marketing tool for the Company has been the Hopland Brewery brewpub and merchandise store. Located on a major tourist route in Hopland, California, 100 miles north of San Francisco, the Hopland Brewery opened in 1983 as the first new brewpub in California and the second in the United States since the repeal of Prohibition.

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

     Beverages served include Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, Peregrine Golden Ale, and a seasonal brew on tap, along with local wines and soft drinks. The brewpub also features hand pumped cask conditioned ales. The menu features home-style cooking, sausages, hamburgers, Red Tail chili, fresh salads, snacks, vegetarian entrees, and daily specials. The brewpub operates days and evenings, with live music for special events, such as the Company's annual Anniversary Party in August and its Oktoberfest in October. The Company brews special occasion draft beers at the Hopland Brewery, and uses or plans to use the facility for research and development, test-marketing, and as a brewing education and training site.

     The adjacent Merchandise Store sells off-sale packages of the Company's brews (including gift packs) and merchandise such as hand-screened label T-shirts, posters, engraved glasses and mugs, logo caps, books about brewing, gift packs, and other brewery-related gifts.

     One of the ways the Company projects its quality and corporate values to consumers is through its Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Peregrine Golden Ale and Eye of the Hawk Select Ale labels. The Company has used nationally-known wildlife artists including Randy Johnson and Lee Jayred for its label designs. In 1990, the Company received the Paperboard Packaging Council's Silver Award for Excellence in Packaging and Award for Excellence in Graphic Design and a Northern California Addy Award for its Red Tail Ale packaging. In 1996, the Company received a Northern California Addy Award and a silver medal in the International Brand Packaging Award competition sponsored by Graphic
Design: USA magazine for its Blue Heron Pale Ale packaging. In 1997, the Company's Eye of the Hawk Select Ale label won First Place at the Second International Label competition in the Beer Label category.

Regional Distribution

     The Company's products are distributed widely in California and in limited quantities at selected locations in Arizona, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Idaho, Indiana, Kansas, Kentucky, Illinois, Louisiana, Maryland, Massachusetts, Minnesota, Missouri, Nevada, Nebraska, New Jersey, New Mexico, New York, North Carolina, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Washington, Wisconsin, Wyoming and Virginia. California is the Company's primary market.

Social Responsibility

     Part of the Company's mission is to be viewed as a community, regional, and national asset and as a positive example of how a business should be operated. Management attempts to instill these values in Company personnel and operations and to communicate to customers the commitment of the Company to act responsibly. The Company encourages employees and distributors to share ownership and mission with Management as well as a sense of pride in the Company's products.

Product Distribution

     The Company's beers are sold through distributors to consumers in bottles at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants, and convenience stores. All brands are also available in draft. The Company's products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Mendocino Brewing, together with its distributors, markets its products to retail outlets and relies on its distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. The Company also offers its products directly to consumers at the Hopland Brewery brewpub and merchandise store. Beer sales (wholesale and retail combined) constituted 96.5% of the Company's total sales in 2000, with food and merchandise retail and catalogue sales constituting the balance. Sales to the top five customers totaled $ 3,907,000 and $ 4,191,700 for the years ended December 31, 2000 and 1999, respectively representing 40% and 45% of sales. One customer, Golden Gate Distributing had sales of 13% and 12% for the years ending December 31, 2000 and 1999, respectively. Another customer, Del Rey Distributing had sales of 0% and 13% for the years ending December 31, 2000 and 1999, respectively.

Suppliers

     The Company's major suppliers are Great Western Malting Co., Yakima, Washington, and Briess Malting, Milwaukee, Wisconsin (malt); Lupofresh Inc. Wapato, Washington and Yakima Chief, Inc., Sunnyside, Washington (hops); Ball Foster Glass, Muncie, Indiana and Gamer Packaging Inc. Minneapolis, Minnesota (bottles); Gaylord Container Corporation, Antioch, California (cartons); Sierra Pacific Packaging, Oroville, California (carriers); and Inland Printing Company Inc., Lacrosse, Wisconsin (labels).

Employees

     As of December 31, 2000, the Company employed 64 full-time and 21 part-time individuals including 11 in management and administration, 39 in brewing and production operations, 21 in retail and brewpub operations and 14 in sales and marketing positions. Management believes that the Company's relations with its employees are excellent. The Company does not have any union labor contracts with any of its employees.

Trademarks

     The Company has federal trademark registrations on the principal register of the United States Patent and Trademark Office for the RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL DESIGN mark (Reg. No. 2,011,817), BLUE HERON word mark (Reg. No. 1,820,076), BLUE HERON PALE ALE DESIGN mark (Reg. No. 2,011,816), PEREGRINE PALE ALE word mark (Reg. No. 1,667,796), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), EYE OF THE HAWK SELECT ALE DESIGN mark (Reg. No. 2,011,818), EYE OF THE HAWK SPECIAL EDITION ANNIVERSARY ALE DESIGN mark (Reg. No. 2,011,815), YULETIDE PORTER word mark (Reg. No. 1,666,891), BREWSLETTER word mark (Reg. No. 1,768,639), and FROLIC SHIPWRECK ALE 1850 AND DESIGN composite mark (Reg. No. 2,080,761).

     The registration for the BLUE HERON word mark is a concurrent use registration which gives the Company the exclusive right to use the BLUE HERON word mark throughout the United States with the exception of Oregon, Idaho, Washington, and Montana. Bridgeport Brewing Company, the other concurrent owner, has the exclusive right to use the BLUE HERON word mark in those states.

     The Company's use of the BLACK HAWK STOUT word mark is, by agreement with Hiram Walker & Sons, Inc., subject to the restriction that it be used solely to identify and distinguish malt beverage products namely, beer, ale and stout, and only in conjunction with the words "Mendocino Brewing Company".

     The Company's United States federal trademark registrations for the MENDOCINO BREWING COMPANY word mark (Cancelled Reg. No. 1,785,745) and BLACK HAWK STOUT word mark (Cancelled Reg. No. 1,791,807) were cancelled as a result of technical deficiencies in registration compliance filings. The Company continues to use the MENDOCINO BREWING COMPANY and BLACK HAWK STOUT word marks and claims common law trademark rights in and to such marks. The Company presently has pending applications on file with the United States Patent and Trademark Office for the re-registration of MENDOCINO BREWING COMPANY and BLACK HAWK STOUT word marks.

     The Company claims common law trademark rights in and to the HOPLAND BREWERY word mark and the PEREGRINE GOLDEN ALE word mark and presently has pending use-based applications on file with the United States Patent and Trademark Office for the registration of such marks. The Company also has pending intent-to-use applications on file with the United States Patent and Trademark Office for registration of its SUN LAGER AND DESIGN composite mark and BLACK EYE ALE word mark.

     The Company has acquired the trademark of CARMEL BREWING COMPANY and any other variation of the name Carmel Brewing Company used by Carmel Brewing and claims common law trademark rights in and to all such marks. The Company has also acquired use of the RAZOR EDGE word mark through a License Agreement with Beverage Mates, Ltd. However, the Company is currently not using the RAZOR EDGE mark, and it is unclear whether it will use the mark in the future.

     Releta has federal trademark registrations on the principal register of the United States Patent and Trademark Office for the FAT BEAR word mark (Reg. No. 2,267,709), TEN SPRINGS word mark (Reg. No. 2,243,852), and WHITEFACE word mark (Reg. No. 2,322,226). Releta has a federal trademark registration on the supplemental register of the United States Patent and Trademark Office for the SARATOGA CLASSIC PILSNER word mark (Reg. No. 2,396,601). Releta also has a pending intent-to-use application on file with the United States Patent and Trademark Office for registration of the NORTH COUNTRY ALES word mark.

Government Regulation

     The Company is licensed to manufacture and sell beer by the Departments of Alcoholic Beverage Control in California and New York. A federal permit from the Bureau of Alcohol, Tobacco, and Firearms ("BATF") allows the Company to manufacture fermented malt beverages. To keep these licenses and permits in force the Company must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, or company structure must also be made to these regulatory agencies. BATF must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities in aggregate of 10% or more in the Company be investigated as to their suitability.

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

Research and Development

     Research and development activity in 2000 was minimal.

Qualified Small Business Issuer

     Federal and California tax laws provide a 50% exclusion of any gain from the sale of "qualified small business stock." For shares to qualify for the exclusion, several tests must be met. For instance, the shares must be purchased directly from the Company, not in any later trading market, and the shares must be held for at least five years.

     A "qualified small business" must not have more than $50 million in assets, at least 80% of which are used in a qualified trade or business throughout the holding period. A "qualified trade or business" does not include "operating a hotel, motel, restaurant, or similar business." It is uncertain whether the Company's operation of the Hopland Brewery brewpub currently prevents it from meeting the definition of "qualified small business," as the brewing equipment in Hopland was used in both wholesale and retail operations and no applicable regulations have been published to assist in making such determination. Management believes, that completing the new brewery in Ukiah and acquiring the brewery in Saratoga Springs has reduced the assets of the Company used in the operation of the brewpub to well below 20%, but Management does not intend to request any opinions or rulings on this issue at the present time.

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

Item 2.  Description of Property.

     The Company owns nine acres of land in Ukiah, California on which its Ukiah brewery is operated. The Company currently leases a 15,500 square foot building in Hopland on which the Hopland Brewery is located. The lease expires in August 2004. The Company leases 3.66 acres in Saratoga Springs, New York, on which Ten Springs Brewery operates under a lease expiring October 2002. Additionally, the Company leases certain equipment and vehicles under operating leases which expire over the period from March 2001 through August 2003. The Company leases certain brewing equipment from FINOVA Capital Corporation pursuant to a lease which expires November 11, 2003. The Company also leases equipment under various small leases.

Item 3.  Legal Proceedings.

     The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts which it may be required to pay by reason thereof will have a material effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Company's Common Stock is listed on the Pacific Exchange, Inc. (symbol
MBR). The high and low closing sales prices for the Common Stock on the Pacific Exchange are set forth below for the quarters indicated:

                                     2000                                                1999
             ---------------------------------------------------------------------------------------------------------
                  1st          2nd          3rd          4th          1st          2nd          3rd          4th
                Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter

     High        $1.38        $1.44        $1.38        $1.13        $1.50        $2.00        $2.13        $1.25

     Low         $0.63        $0.63        $0.63        $0.63        $0.56        $1.06        $0.88        $0.63


     The Company had approximately 2,397 shareholders of record as of December 31, 2000. Management intends to retain the Company's earnings for use in the business and does not expect the Company to pay cash dividends in the foreseeable future. The Company's credit agreements provide that the Company shall not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend) or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that such restrictions will remain in effect for as long as the Company has significant bank financing, including the long-term debt on the Ukiah real estate. The holders of the Company's 227,600 outstanding shares of Series A Preferred Stock are entitled to aggregate cash dividends and liquidation proceeds of $1.00 per share before any dividend may be paid with respect to the Common Stock. Only a complete corporate dissolution can cause the liquidation preference to be paid. The Series A Preferred Shares are canceled after they have received their $1.00 per share aggregate dividend. Management does not have any present intention to declare or pay a dividend on the Series A Preferred Stock.

Item 6.  Management's Discussion and Analysis.

     The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto and other financial information included elsewhere in this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue.

Forward-Looking Information

     The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-KSB contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationships or performance and other risks detailed below as well as those discussed elsewhere in this Form 10-KSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are valid as of the date of this filing.

Overview

     The year 2000 was highlighted by the launch in the third quarter of Sun Lager, a premium handcrafted brew from the Saratoga Springs brewery and the announcement of the proposed acquisition of UBI and UBSN Ltd. as discussed more fully below.

     In addition, the Company entered into an agreement with Wolaver's Enterprises, LLC, a Florida limited liability company, during the last quarter of 2000 to provide brewing, on a contract basis, of their line of organic beers.

     All the new products mentioned below which were introduced in 1999 have been well received in the market. In Ukiah, Carmel Pale Ale and Peregrine Golden Ale products were launched during the second quarter of 1999. New packaging for Carmel Wheat, Red Tail 12 pack and Eye of the Hawk Millennium Edition was introduced. In Saratoga Springs, a new non-alcoholic brew of Olde Saratoga Classic Root Beer was launched during the third quarter of 1999.

     The Company has also introduced new equipment in the recent past. Bottling line equipment such as a carrier erector and bulk glass handling equipment were installed during 1999 in Ukiah and Saratoga facilities, respectively, which has brought about reductions in manpower. At the Ukiah facility, two additional 240 bbl fermentation tanks were installed during 1999 to satisfy the Company's demand for greater production and flexibility.

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

     In mid-1999, the 1998 Facility was terminated, and a new credit facility (the "1999 Facility") in the maximum amount of $800,000 was offered to the Company on substantially the same terms as the 1998 Facility. On August 31, 1999, the Company and UBA entered into a Master Line of Credit Agreement setting forth the terms of the 1999 Facility. Pursuant to the terms of the Master Line of Credit Agreement, advances on the credit facility bear interest at the prime rate of the Bank of America in San Francisco plus 1.5%, up to a maximum of 10%, and is due and payable quarterly. The principal amount of each advance, together with any accrued but unpaid interest on such advance, is due 18 months after the date of such advance. UBA, at its option, can convert the principal and any accrued but unpaid interest into unregistered shares of the Company's common stock at a rate of one share of common stock for each $1.50 of principal and unpaid interest. The terms of the 1999 Facility were amended during 2000 to increase the maximum amount available to the Company to $1,200,000.

     As of December 31, 2000, the Company has made 11 draws on the credit facility. As of December 31, 2000, the aggregate amount drawn on the line of credit, together with interest accrued thereon, is equal to $1,295,600, which corresponds to the right to acquire up to 863,733 shares of common stock of the Company. The terms of the 1999 Facility were amended again in early 2001 to increase the maximum amount available to the Company to $1,600,000. The Company made an additional draw on the credit facility in 2001, bringing the outstanding principal and interest accrued thereon to $1,635,800 as of March 1, 2001, which corresponds to UBA's right to acquire up to 1,090,503 shares of the Company's common stock.

     Net sales for 2000 increased by 6.0% over 1999. Sales in 2000 (measured in barrels, brewed and shipped out of Ukiah and Saratoga Springs facilities, including brands being brewed under contract) increased by 4.5% when compared to 1999. Sales in 2000 increased to 49,255 barrels as compared to 47,154 barrels in 1999. The Company's own brand sales were 45,520 barrels in the year 2000 as compared to 40,460 barrels in the year 1999, registering a growth of approximately 12.5%. The Company ended the year with a net loss of $527,200. Increased fixed costs associated with the breweries and increased interest expenses contributed to the net loss of $527,200 for the year ended December 31, 2000.

     On March 29, 2000 the Company announced that it intended to enter into two concurrent related party transactions with affiliates of UBA. Shortly thereafter, the transactions were combined into a single transaction. In the transaction, the Company intends to acquire UBSN Ltd. UK, which is the European distributor of the UB Group's flagship brand, Kingfisher Premium Lager, by acquiring all of the shares of its parent corporation, UBI. Through the transaction, the Company will also acquire the distribution rights to Kingfisher Premium Lager Beer in the United States from UBI.

     Due to unexpected delays caused by, among other things, the difficulty of conforming the financial statements of UBSN Ltd. UK and UBI, which were originally prepared in accordance with UK Generally Accepted Accounting Principles ("GAAP"), to US GAAP, consummation of the transaction has been considerably delayed. However, the Company expects to be able to present the transaction to its shareholders at its 2001 Annual Shareholders Meeting, to be held in Spring of 2001, and upon approval of the transaction by the shareholders, to consummate the transaction shortly thereafter.

Results of Operations

     The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See Financial Statements and Notes thereto.

                                                               ---------------------------------------------
                                                                          Year Ended December 31
                                                               ---------------------------------------------
                                                                        2000                   1999
         Statements of Operations Data:                                   %                      %
     -------------------------------------                            --------               --------

     Sales                                                              106.09                 106.22
     Less Excise taxes                                                    6.09                   6.22
                                                                      --------               --------
     Net Sales                                                          100.00                 100.00
     Costs of Sales                                                      62.91                  66.31
                                                                       -------                -------
     Gross Profit                                                        37.09                  33.69
                                                                       -------                -------
     Retail Operating Expenses                                            4.47                   4.80
     Marketing Expense                                                   17.59                  19.44
     General and Administrative Expenses                                 15.57                  18.99
                                                                         -----                  -----
     Total Operating Expenses                                            37.63                  43.23
                                                                         -----                  -----
     Loss from Operations                                                (0.54)                 (9.54)
     Other Expense                                                        0.98                  (4.13)
     Interest Expense                                                    (9.69)                 (9.73)
                                                                       --------               --------
     Loss before income taxes                                            (9.25)                (23.40)
     Benefit from income taxes                                           (3.56)                 (8.39)
                                                                         ------                 ------
     Net Loss                                                            (5.69%)               (15.02%)
                                                                         =======               ========

                                                               ---------------------------------------------
                                                                          Year Ended December 31
                                                               ---------------------------------------------
                                                                        2000                   1999
     Balance Sheet Data:                                                  $                      $
     ------------------------------                                   --------               --------
     Cash and Cash Equivalents                                                 $0                     $0
     Working Capital                                                     (541,900)            (1,500,400)
     Property and Equipment                                            13,997,400             14,727,200
     Deposits and Other Assets                                            353,100                 22,900
     Total Assets                                                      19,770,800             19,629,900
     Long-term Debt                                                     5,808,500              4,165,900
     Obligation Under Capital Lease                                     1,128,200              1,396,900
     Total Liabilities                                                  9,999,600              9,372,500
     Accumulated Deficit                                               (4,332,300)            (3,805,100)
     Shareholder's equity                                               9,771,200             10,257,400

Net Sales

     Net sales for 2000 increased by 6.4% from $8,698,600 in 1999 to $9,255,900 in 2000. The sales volume increased from 47,154 barrels in 1999, to 49,255 barrels during 2000, representing an increase of 4.5%. Of the total sales of barrels in 2000, the sales out of the Ukiah facility accounted for 41,678 barrels and the shipments from Saratoga Springs facility accounted for 7,577 barrels. The increase in overall net sales was achieved solely by greater wholesale shipments during 2000 when compared to 1999. In view of management's focus on wholesale beer sales, retail sales for the year 2000 decreased by $34,800 while the wholesale beer sales for the year 2000 increased by $613,900.

Cost of Goods Sold

     Cost of goods sold as a percentage of net sales decreased in 2000 to 62.91% when compared to that of 66.31% in 1999. During 2000, as a percentage of net sales as compared to 1999, depreciation decreased from 7.96% in 1999 to 7.55% in 2000, property taxes decreased from 1.49% in 1999 to 1.43% in 2000, labor costs decreased from 11.61% in 1999, to 10.17% in 2000, utilities decreased from 3.89% in 1999 to 3.75% in 2000, thereby contributing to the decrease of 3.14% of the cost of goods sold as a percentage of net sales for the year of 2000. Management has taken steps to increase the efficiency of the brewing and bottling process and has been able to lower labor and overhead associated with production while the Company's fixed production costs have remained stable. These efficiencies along with increased sales and production volumes at the Ukiah and Saratoga facilities have decreased the per barrel production costs.

Gross Profit

     As a result of the higher net sales and production efficiencies as explained above, gross profit increased in 2000 to $3,432,600 from $2,930,700 in 1999, representing an increase of 17.13%. As a percentage of net sales, the gross profit during 2000 increased to 37.09% from that of 33.69% for the corresponding period of 1999.

Operating Expenses

     Operating expenses were $3,483,400 in 2000, as compared to $3,760,800 for 1999, representing a decrease of 7.38%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

     Retail operating expenses for 2000 were $414,000 when compared to $417,500 in 1999. This represents a decrease of $3,500 or 0.81% from 1999. As a percentage of net sales, retail operating expenses decreased to 4.47% in 2000 as compared to 4.80% for 1999. The decrease in retail operating expenses consisted of a decrease in other net expenses of $3,500.

     Marketing and distribution expenses were $1,627,900 for 2000, representing a decrease of 3.74% compared to $1,691,100 in 1999. As a percentage of net sales, marketing and distribution expenses represented 17.59% in 2000 as compared to 19.44% in 1999. The decrease in marketing and distribution expenses of $63,200 consisted of an increase in marketing and sales labor of $140,000; telephone expenses decreased by $7,500; sales promotions expenses decreased by $122,600; point of sale expenses decreased by $82,300; freight increased by $39,000; license and taxes decreased by $9,400; travel and entertainment and auto decreased by $15,800; and there was a decrease in other net expenses of $4,600.

     General and administrative expenses were $1,441,500 in 2000, as compared to $1,652,200 in 1999, representing a decrease of $210,700. As a percentage of net sales, the general and administrative expenses represented a decrease of 12.75% in 2000 to 15.57% as compared to 18.9% in 1999. The decrease of general and administrative expenses consisted of a decrease in professional and legal fees of $53,300, travel and entertainment decreased by $21,000, labor (including compensation of the board of directors) decreased by $179,600, insurance increased by $26,400, bad debt allowance increased by $15,000; and all other expenses increased by $2,000. The large decrease in labor is the result of the Company's President retiring at the end of 1999. The Executive Vice President and Chief Operating Officer was appointed President.

Other Income

     The other income for the year 2000 was $805,800 as compared to $1,205,700 in 1999. The decrease of $399,900 is primarily related to a decrease of $263,900 in induced conversion expense for convertible debt and a decrease of $95,500 in expenses related to potential acquisitions that were not consummated in the prior years. Upon the acquisition of UBI, the Company will expense approximately $340,000 of acquisition costs that have been capitalized in other assets as of December 31, 2000.

Benefit From Income Taxes

     The benefit from income taxes for the year 2000 was $329,400 as compared to $729,500 in 1999. The benefit from income taxes is due to the expected future benefit of carrying forward net operating losses and other timing differences.

     As of December 31, 2000, the Company has available for carryforward Federal, California and New York net operating losses. The losses will expire as follows:

                                                                 Net Operating Loss
                                --------------------------------------------------------------------------------------
      Date of Expiration                  Federal                    California                    New York
      ------------------                  -------                    ----------                    --------
             2001                       $    -                       $  87,500                    $    -
             2002                            -                         761,200                         -
             2003                            -                         961,200                         -
             2004                            -                         694,700                         -
             2010                            -                         276,400                         -
             2012                        1,802,300                        -                         251,500
             2018                        2,758,800                        -                         385,000
             2019                        2,153,100                        -                         290,300
             2020                          991,500                        -                         137,900
                                        ----------                   ----------                   ----------
                                        $7,705,700                   $2,781,000                   $1,064,700
                                        ==========                   ==========                   ==========

     The Company also has $35,000 of California Manufactures Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007. The benefit from these loss carryforwards and credits has been reported as a deferred tax asset.

     Management believes that the Company will utilize the deferred tax assets in the ordinary course of business prior to any of the losses or credit reaching their expiration dates based on the following factors:

     o Changes implemented by the Company have resulted in the loss before income taxes being reduced by 25% from 1998 to 1999, from $2,701,100 to $2,035,800, and 58% from 1999 to 2000, from $2,035,800 to $856,600.

     o The Company projects income before taxes of more than $600,000 in 2002, and currently projects that it will realize income before taxes in later years as well.

     o For California income tax purposes, significant book to tax temporary differences will result in additional taxable income of $300,000 per year for the next four years.

     o To increase production, the Company has negotiated with a related party to acquire the exclusive brewing and distribution rights to Kingfisher Lager in the United States. The Company projects the production and sales of Kingfisher Lager may be in excess of 10,000 barrels per year. The Company anticipates acquiring the rights and beginning production of Kingfisher Lager on or before June 1, 2001. With this addition , along with other changes being made, the brewing operation is expected to achieve profitable operations in 2002.

     o The Company has entered into an agreement to acquire UBI, a United Kingdom company, that owns a distributorship of Kingfisher Lager in the United Kingdom and Europe. UBI had profitable operations in 2000 and 1999 and also generated positive cash flows for the years then ended. The Company anticipates that after the acquisition, it will use the excess cash flow from the operations of UBI to reduce the Company's outstanding debt and reduce interest expense.

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns, including the future benefit of its carryforwards. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities on December 31, 2000 are as follows:

     Accounts receivables allowance                               $     6,400
     Benefits from net operating loss carryforwards                 2,961,500
     Inventory                                                          6,000
     Accruals                                                          38,700
     Depreciation and amortization                                   (111,200)
     Other                                                            (85,300)


Net Loss

     The net loss for the year 2000 was $527,200 as compared to $1,306,300 for the year 1999. As a percentage of net sales, the net loss for the year 2000 represented 5.70%, as compared to 15.0% in 1999.

Segment Information

     Mendocino Brewing's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 94% of the Company's total gross sales during 2000. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 6% of the Company's total gross sales during 2000.

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

Capital Demands

     The Releta facility commenced brewing operations in February 1998. The Company expects both the Ukiah and Releta facilities to operate at significantly less than full capacity during all or part of 2001. Both breweries have placed demands upon the Company's assets, liabilities, commitments for capital expenditures, and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations.

     The Ukiah brewery is presently operating under a temporary certificate of occupancy from the City of Ukiah. The Company has yet to complete the build-out of its administrative space and the exterior landscaping of the Ukiah facility. In the interim, the Company approached the authorities with plans to construct offices in a different part of the building at a much lessor cost to the Company. Those plans were approved by the city and accordingly the offices were completed at the end of 1999 at a cost of approximately $23,000. Management believes that if the offices had been built according to the original plan, it would have cost the Company approximately $300,000. Management believes that it is not necessary at this point in time to build the offices according to original plans and has therefore decided to shelve the plan indefinitely.

     With regard to the exterior landscaping of the Ukiah facility, the Company has been using its own in-house resources to complete the bulk of the work, and has employed outside firms from time to time for limited purposes. The work was completed at a cost of approximately $23,000. The work related to Ukiah Brewery building pending completion and the estimated cost thereof are as follows:

     1.  Covering the parking lot with asphalt, approximately $30,000

     2. Building concrete sidewalk to one of the entrances of the brewery building, approximately $10,000

     3. If required, creating additional office/record room space for future development, approximately $60,000

     It is estimated that the above construction cost would be approximately $100,000, which includes the cost of modifying the original plan submitted to the City of Ukiah. The Company's gross profit has improved considerably (from 25% in 1998 to 32% in 1999 to 35% in 2000) and the operating results have shown significant improvement compared to earlier years. The Company's working capital requirements have been met from time to time by its largest shareholder, UBA. Management believes that the Company may not experience working capital problems it has experienced in the past. In addition, the impending merger of the Company will, if consummated, add positive cash flow and financial strength to the Company. The management is planning to approach the City authorities for their approval of modifications to the original plan and complete the pending jobs during the year 2001 and obtain the final certificate of occupancy from the City authorities by the end of the year 2001.

     Completion of construction is a condition to the issuance of a final certificate of occupancy. Failure to complete construction and obtain a final certificate of occupancy could have a material adverse effect on the Company's business, financial condition, and results of operations, because of, among other reasons, increased administrative burdens and costs.

Liquidity and Capital Resources

     Long Term Debt. Mendocino Brewing has obtained a $2.7 million long term loan secured by a first priority deed of trust on the Ukiah land and improvements. The loan is payable in monthly installments of $24,443 including interest at the Treasury Constant Maturity Index plus 4.17%, currently 5.83%, maturing December 2012 with a balloon payment in the amount of $1,872,300. This loan is secured by some of the assets of the Company (other than the Releta facility), including, without limitation, a first priority deed of trust on the Ukiah land and improvements, fixtures and most of the equipment of the Company.

     Shareholder Commitment. During 1998, UBA, the Company's largest shareholder, agreed to provide the Company with a credit facility of up to $2 million (the "1998 Facility"). In mid-1999, the 1998 Facility was terminated, and a new credit facility (the "1999 Facility") in the maximum amount of $800,000 was offered to the Company on substantially the same terms as the 1998 Facility pursuant to a

Master Line of Credit Agreement. On April 28, 2000, the 1999 Facility was increased to $1,200,000. Pursuant to the terms of the Master Line of Credit Agreement, advances on the credit facility bear interest at the prime rate of the Bank of America in San Francisco plus 1.5%, up to a maximum of 10%, and is due and payable quarterly. The principal amount of each advance, together with any accrued but unpaid interest on such advance, is due 18 months after the date of such advance. Each advance made on the line of credit will be evidenced by a convertible note. Each convertible note includes a conversion feature whereby UBA could, at its option, convert the principal and any accrued but unpaid interest into unregistered shares of the Company's common stock on or after the maturity date, at a rate of one share of common stock for each $1.50 of principal and unpaid interest. The arrangement was approved by the independent directors (Robert Neame, Kent Price and Sury Rao Palamand) on August 30, 1999.

     The terms of the 1999 Facility were amended during 2000 to increase the maximum amount available to the Company to $1,200,000. As of December 31, 2000 the aggregate amount drawn, together with interest accrued, equaled $1,295,600 which corresponds to the right of UBA to acquire up to 863,733 shares of Common Stock of the Company at a conversion price of $1.50 per share. The terms of the 1999 Facility were amended again in early 2001 to increase the maximum amount available to the Company to $1,600,000. The Company made an additional draw on the credit facility in 2001, bringing the outstanding principal and interest accrued thereon to $1,635,800 as of March 1, 2001, which corresponds to UBA's right to acquire up to 1,090,503 shares of the Company's common stock.

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

     Equipment Lease. FINOVA Capital Corporation leased new brewing equipment with a total cost of approximately $1.78 million to Mendocino Brewing for a term of 7 years (beginning December 1996) with monthly rental payments of approximately $27,100 each. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% nor more than 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at approximately $39,000 per month with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable.

     Credit Facility. The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $964,600 of the term loan was outstanding as of December 31, 2000. On

November 20, 2000, the CIT Group had agreed to increase the borrowing limit by $100,000, subject to the condition that the increased limit has to be paid back in monthly installments of $11,111 during the period from April 1, 2001 through December 1, 2001. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of December 31, 2000, the total amount outstanding on the line of credit was approximately $2,246,197

     Interest. The weighted average interest rates paid on the Company's debts (including the long term capital lease of equipment by FINOVA Capital Corporation Inc.) was 10.82% for the year 2000 and 10.17% for the year 1999.

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

     Current Ratio. The Company's ratio of current assets to current liabilities on December 31, 2000 was 0.82 to 1.0 and its ratio of total assets to total liabilities was 1.97 to 1.0. On December 31, 1999, the Company's ratio of current assets to current liabilities was 0.61 to 1.0 and its ratio of total assets to total liabilities was 2.09 to 1.0

     Impact of Expansion on Cash Flow. Mendocino Brewing must make timely payment of its debt and lease commitments to continue in operation. Unused capacity at the Ukiah and Saratoga Springs facilities has placed additional demands on the Company's working capital. Beginning approximately with the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. UBA agreed to provide a loan of up to $2 million for working capital purposes. In addition, pursuant to the Investment Agreement dated October 24, 1997, between the Company and UBA, UBA has agreed to provide, directly or indirectly, funding for the working capital requirements of the Releta facility in the amount of $1 million until October 24, 1999 or until the brewery's operations are profitable, whichever comes first. UBA, through its affiliated entities, has fulfilled this obligation by facilitating the CIT Group/Credit Finance $3 million loan transaction. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities. However, there can be no assurances that the Company will have access to any such sources of funds in the future, and the inability to secure sufficient funds will have a materially adverse effect on the Company.

     Acquisition of UBSN

     On November 3, 2000, the company entered into a Share Purchase Agreement with Inversiones Mirabel, S.A. and Golden Eagle Trust, both of which are entities related to the Company's Chairman of the Board and Chief Executive Officer, Dr. Vijay Mallya, and its principal shareholder, United Breweries of America, Inc. Under the terms of the Share Purchase Agreement, the Company will acquire all of the issued and outstanding shares of UBI which is the parent company of UBSN Ltd. In the transaction, the Company has offered to issue approximately 5,500,000 shares of the Company's common stock in exchange for the shares of UBI. Upon the closing of the transaction, UBI will become a wholly-owned subsidiary of the Company. The closing of the transaction is expected to occur in May 2001, or as soon thereafter as the various conditions to closing have been satisfied or waived. UBI has obtained the distribution rights to the "Kingfisher" brand of beer in the United States. Under the terms of the distribution agreement, the Company will also have an option to brew "Kingfisher" brand beer in the United States, for distribution primarily in the United States, on terms and conditions mutually agreeable with American United Breweries of America, Inc ("AUBI").

     The closing of the transaction, the obligation of the Company to proceed with the acquisition of the shares of UBI, and the precise number of shares of common stock to be issued are subject to the satisfaction or waiver of certain conditions including the approval of the transaction by the shareholders of the Company and the receipt by the Company of a "fairness opinion", in a form satisfactory to the Board of Directors of the Company, regarding the transaction from Sage Capital LLC.

     The closing of the acquisition was originally scheduled to occur in late June, 2000. However, conforming all of the foreign entities' financial statements consistent with United States accounting standards and as required by the U.S. Securities and Exchange Commission, and conducting all of the required audits, has taken longer than expected.

     The transaction described above is a related party transaction because the corporation that owns all of the shares of UBI is held by Golden Eagle Trust, which is controlled by fiduciaries who may exercise discretion in favor of Dr. Vijay Mallya, who is the Chairman and Chief Executive Officer of the Company. Dr. Mallya is also a member of the board of directors of UBSN Ltd. Golden Eagle Trust also owns a controlling interest in the Company's largest shareholder, UBA.

     Additional information about this transaction will be contained in the 2001 Proxy Statement, and such information is incorporated herein by reference.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


     Based solely on its review of the Forms 4 and 5 furnished to the Company during and with respect to the year 2000, one Annual Statement of Changes in Beneficial Ownership on Form 5 was not filed on a timely basis. The Form 5 filed jointly by Dr. Vijay Mallya and United Breweries of America, Inc. was filed with the Commission one day after the filing deadline, because Dr. Mallya was travelling overseas and could not be reached until his return.

     Additional information required by Item 9 will be contained in the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement") which the Company expects to be held in late spring 2001, which the Company intends to file with the Commission no later than April 30, 2001, and such information is incorporated herein by reference.

Item 10.  Executive Compensation.

     The information required by Item 10 will be contained in the 2001 Proxy Statement, and such information is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 11 will be contained in the 2001 Proxy Statement, and such information is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.

     Please refer to the description of the Company's proposed acquisition of UBSN Ltd. under "Acquisition of UBSN" in Item 6 of this Annual Report on Form 10-KSB.

     Additional information required by Item 12 will be contained in the 2001 Proxy Statement, and such information is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K.


Exhibit
Number              Description of Document
-------             -----------------------
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

10.19       (G)     Manufacturing Business Expansion and Relocation Agreement
                    with the City of Ukiah.

10.20       (G)     Manufacturing Business Expansion and Relocation Agreement
                    with the Ukiah Redevelopment Agency.

10.21       (O)     $2,700,000 Note in favor of the Savings Bank of Mendocino
                    County.

10.22       (O)     Hazardous Substances Certificate and Indemnity with the
                    Savings Bank of Mendocino County.

Exhibit
Number              Description of Document
-------             -----------------------

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

10.38       (R)     Patent, Trademark and License Mortgage by the Company in
                    favor of The CIT Group/Credit Finance, Inc.

10.39       (R)     Patent, Trademark and License Mortgage by Releta Brewing
                    Company LLC in favor of The CIT Group/Credit Finance, Inc.

10.41       (U)     Employment Agreement with Yashpal Singh.

10.42       (U)     Employment Agreement with P.A. Murali.

10.43       (V)     Master Loan Agreement between the Company and the United
                    Breweries of America Inc., dated August 31, 1999.

10.44       (V)     Convertible Note in favor of the United Breweries of America
                    Inc. dated Sept. 7, 1999.

10.45       (W)     Convertible Note in favor of the United Breweries of America
                    Inc. dated October 21, 1999.

10.46       (W)     Convertible Note in favor of the United Breweries of America
                    Inc. dated November 12, 1999.

10.47       (W)     Convertible Note in favor of the United Breweries of America
                    Inc. dated December 17, 1999.

10.48       (W)     Convertible Note in favor of the United Breweries of America
                    Inc. dated December 31, 1999.

10.49       (W)     Convertible Note in favor of the United Breweries of America
                    Inc. dated February 16, 2000.

10.50       (W)     Convertible Note in favor of the United Breweries of America
                    Inc. dated February 17, 2000.

10.51       (W)     Convertible Note in favor of the United Breweries of America
                    Inc. dated April 28, 2000.

10.52       (W)     First Amendment to Master Loan Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000.

10.53       (X)     Convertible Note in favor of the United Breweries of
                    America, Inc. dated September 11, 2000.

10.54       (X)     Convertible Note in favor of the United Breweries of
                    America, Inc. dated September 30, 2000.

10.55       (X)     Convertible Note in favor of the United Breweries of
                    America, Inc. dated December 31, 2000.

---------
            (A) Incorporated by reference from the Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

Exhibit
Number              Description of Document
-------             -----------------------

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

            (W)     Incorporated by reference from the Amendment No. 6 to
                    Schedule 13D filed with the Commission on May 12, 2000 by United Breweries of America, Inc. and Vijay Mallya.

            (X)     Incorporated by reference from the Amendment No. 7 to
                    Schedule 13D filed with the Commission on February 22,
                    2001 by United Breweries of America, Inc. and Vijay Mallya.

             + Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.


     On November 28, 2000, the Registrant filed a report on Form 8-K to announce under Item 5 of Form 8-K, the filing of the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders which was scheduled to take place on January 24, 2001. The Annual Meeting of Shareholders was subsequently postponed. No financial statements were filed.

     The Registrant then filed an amended report on Form 8-K/A on December 26, 2000 to revise and restate the text of the report filed on November 28, 2000 under Item 5 of Form 8-K/A, and to include under Item

7 of Form 8-K/A, financial statements of UBSN Ltd. and UBI, and pro forma financial statements of the Registrant and UBI. The financial statements filed were as follows:

     1. United Breweries International (UK) Limited Directors' Report and Financial Statements for the Year Ended December 31, 1998

     2. United Breweries International (UK) Limited Directors' Report and Financial Statements for the Year Ended December 31, 1999

     3. United Breweries International (UK) Limited Unaudited Balance Sheet, Income Statement, and Statement of Cash Flows for the Nine Months Ended September 30, 2000

     4. United Breweries International (UK) Limited Unaudited Income Statement and Statement of Cash Flows for the Nine Months Ended September 30, 1999.

     5. Mendocino Brewing Company, Inc. and United Breweries International (UK) Limited Consolidated Pro Forma Balance Sheet as at September 30, 2000

     6. Mendocino Brewing Company, Inc. and United Breweries International (UK) Limited Consolidated Pro Forma Income Statement for the Nine Months Ended September 30, 2000

     7. Mendocino Brewing Company, Inc. and United Breweries International (UK) Limited Consolidated Pro Forma Income Statement for the Year Ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                 (Registrant) Mendocino Brewing Company, Inc.


                                 By: /s/ Vijay Mallya
                                     -------------------------------------------
                                     Vijay Mallya, Chief Executive Officer
                                     Date: March 19, 2001



     Pursuant to the requirements of Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                 By: /s/ Vijay Mallya
                                     -------------------------------------------
                                     Vijay Mallya, Chief Executive Officer
                                     and Director
                                     Date: March 19, 2001



                                 By: /s/ Yashpal Singh
                                     -------------------------------------------
                                     Yashpal Singh, President and Director
                                     Date: March 19, 2001


                                 By: /s/ Jerome G. Merchant
                                     -------------------------------------------
                                     Jerome G. Merchant, Director
                                     Date: March 19, 2001


                                 By: /s/ N. Mahadevan
                                     -------------------------------------------
                                     N. Mahadeyan, Secretary and Chief
                                     Financial Officer
                                     Date: March 19, 2001

--------------------------------------------------------------------------------


                         MENDOCINO BREWING COMPANY, INC.

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

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

     Statements of cash flows..............................................F - 6

     Notes to financial statements.........................................F - 7

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Mendocino Brewing Company, Inc.


We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc., as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mendocino Brewing Company, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                       /s/ Moss Adams LLP



Santa Rosa, California
February 2, 2001

                                                 MENDOCINO BREWING COMPANY, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                      December 31, 2000 and 1999

--------------------------------------------------------------------------------
                                                          2000           1999
                                                      -----------    -----------

CURRENT ASSETS
   Accounts receivable, net of allowance
      for doubtful accounts of $15,000 and $0         $ 1,173,000    $ 1,040,300
   Inventories                                          1,203,300      1,168,700
   Prepaid expenses                                       116,600         57,200
   Deferred income taxes                                   48,100         43,100
                                                      -----------    -----------

        Total current assets                            2,541,000      2,309,300
                                                      -----------    -----------

PROPERTY AND EQUIPMENT                                 13,997,400     14,727,200
                                                      -----------    -----------
OTHER ASSETS
   Deferred income taxes                                2,768,000      2,440,300
   Deposits and other assets                              410,500         92,100
   Intangibles, net of amortization                        53,900         61,000
                                                      -----------    -----------

                                                        3,232,400      2,593,400
                                                      -----------    -----------
        Total assets                                  $19,770,800    $19,629,900
                                                      ===========    ===========







See accompanying notes.
--------------------------------------------------------------------------------

                                                 MENDOCINO BREWING COMPANY, INC.
                                         CONSOLIDATED BALANCE SHEETS (Continued)
                                                      December 31, 2000 and 1999

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         2000           1999
                                                      -----------   -----------
CURRENT LIABILITIES
Disbursements in excess of deposits                   $     1,700   $     9,600
Line of credit                                                  -     1,159,800
Accounts payable                                        1,942,200     1,708,700
Accrued wages and related expense                         164,600       204,600
Accrued liabilities                                       193,500       130,300
Income taxes payable                                        1,000             -
Current maturities of long-term debt                      457,600       321,000
Current maturities of capital lease obligations           302,300       275,700
                                                      -----------   -----------

          Total current liabilities                     3,062,900     3,809,700

LINE OF CREDIT                                          1,281,600             -

LONG-TERM DEBT, less current maturities                 3,231,300     3,589,600

CAPITAL LEASE OBLIGATIONS, less current maturities      1,128,200     1,396,900

NOTES TO RELATED PARTY                                  1,295,600       576,300
                                                      -----------   -----------

          Total liabilities                             9,999,600     9,372,500
                                                      -----------   -----------

STOCKHOLDERS' EQUITY
    Preferred stock, Series A, no par value,
       with aggregate liquidation preference
       of $227,600; 227,600 shares authorized,
       issued and outstanding                             227,600       227,600
    Common stock, no par value; 20,000,000
       shares authorized, 5,580,498 and
       5,530,177 shares issued and outstanding
       at December 31, 2000 and 1999                   13,875,900    13,834,900
    Accumulated deficit                                (4,332,300)   (3,805,100)
                                                      -----------   -----------

          Total stockholders' equity                    9,771,200    10,257,400
                                                      -----------   -----------

Total liabilities and stockholders' equity            $19,770,800   $19,629,900
                                                      ===========   ===========

See accompanying notes.
--------------------------------------------------------------------------------

                                                 MENDOCINO BREWING COMPANY, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                          Years Ended December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                        2000         1999
                                                     ----------   -----------

SALES                                                $9,819,600   $ 9,240,000

LESS EXCISE TAXES                                       563,700       541,400
                                                     ----------   -----------

NET SALES                                             9,255,900     8,698,600

COST OF GOODS SOLD                                    5,823,300     5,767,900
                                                     ----------   -----------

GROSS PROFIT                                          3,432,600     2,930,700
                                                     ----------   -----------

OPERATING EXPENSES
    Retail operating                                    414,000       417,500
    Marketing                                         1,627,900     1,691,100
    General and administrative                        1,441,500     1,652,200
                                                     ----------   -----------
                                                      3,483,400     3,760,800
                                                     ----------   -----------
LOSS FROM OPERATIONS                                    (50,800)     (830,100)

OTHER INCOME (EXPENSE)
    Induced conversion                                        -      (263,900)
    Interest income                                       1,100           500
    Miscellaneous income (expense)                       61,100       (95,500)
    Gain on sale of equipment                            28,900             -
    Interest expense                                   (896,900)     (846,800)
                                                     ----------   -----------
                                                       (805,800)   (1,205,700)
                                                     ----------   -----------
LOSS BEFORE INCOME TAXES                               (856,600)   (2,035,800)

BENEFIT FROM INCOME TAXES                              (329,400)     (729,500)
                                                     ----------   -----------

NET LOSS                                             $ (527,200)  $(1,306,300)
                                                     ==========   ===========
LOSS PER COMMON SHARE                                $    (0.10)  $     (0.27)
                                                     ==========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            5,538,514     4,838,151
                                                     ==========   ===========

See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-4

                                                 MENDOCINO BREWING COMPANY, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          Years Ended December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                Series A
                                             Preferred Stock         Common Stock
                                           -------------------  ----------------------   Accumulated          Total
                                            Shares     Amount    Shares      Amount        Deficit           Equity
                                           -------   ---------  ---------  -----------  -------------     ------------

Balance, December 31, 1998                 227,600   $ 227,600  4,497,059  $12,413,000  $ (2,498,800)     $ 10,141,800
Related-party debt converted to
   common stock at $1.125 per share              -           -    938,171    1,319,300             -         1,319,300
Stock issued for compensation to
   board members                                 -           -     94,947      102,600             -           102,600
Net loss                                         -           -          -            -    (1,306,300)       (1,306,300)
                                           -------   ---------  ---------  -----------  ------------      ------------

Balance, December 31, 1999                 227,600     227,600  5,530,177   13,834,900    (3,805,100)       10,257,400

Stock issued for compensation
   to board members                              -           -     50,321       41,000             -            41,000
Net loss                                         -           -          -            -      (527,200)         (527,200)
                                           -------   ---------  ---------  -----------  ------------      ------------

Balance, December 31, 2000                 227,600   $ 227,600  5,580,498  $13,875,900  $ (4,332,300)     $  9,771,200
                                           =======   =========  =========  ===========  ============      ============

See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-5

                                                 MENDOCINO BREWING COMPANY, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Years Ended December 31, 2000 and 1999
--------------------------------------------------------------------------------


                                                         2000          1999
                                                    -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                         $   (527,200)   $(1,306,300)
   Adjustments to reconcile net loss to net
      cash from operating activities:
         Depreciation and amortization                   808,000        794,600
         Induced conversion expense                            -        263,900
         Allowance for doubtful accounts                  15,000              -
         Gain on sale of assets                          (28,900)             -
         Deferred income taxes                          (332,700)      (730,900)
         Stock issued for services                        41,000        102,600
         Accrued interest converted to stock                   -         61,200
      Changes in:
         Accounts receivable                            (147,700)      (360,400)
         Inventories                                     (34,600)      (190,700)
         Prepaid expenses                                (59,500)       (23,700)
         Deposits and other assets                      (330,300)        11,700
         Accounts payable                                233,500        902,000
         Accrued wages and related expense               (40,000)        39,300
         Accrued liabilities                              64,200         (6,200)
                                                    -------------   ------------

              Net cash from operating activities        (339,200)      (442,900)
                                                    -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, equipment and
      leasehold improvements                             (36,700)       (99,800)
   Proceeds from sale of fixed assets                     54,600              -
                                                    -------------   ------------

   Net cash from investing activities                     17,900        (99,800)
                                                    -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on line of credit                      121,800        421,800
   Borrowings on long-term debt                          100,000              -
   Principal payments on long-term debt                 (329,700)      (283,200)
   Payments on obligations under capital lease          (282,200)      (223,800)
   Disbursements in excess of deposits                    (7,900)         9,600
   Proceeds from notes payable to related party          719,300        576,300
                                                    ------------    -----------
   Net cash from financing activities                    321,300       500,700
                                                    ------------    -----------
DECREASE IN CASH                                               -        (42,000)

CASH, beginning of year                                        -         42,000
                                                    ------------    -----------
CASH, end of year                                   $          -    $         -
                                                    ============    ===========

See accompanying notes.
--------------------------------------------------------------------------------
                                                                        Page F-6

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE  1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

Description of operations - Mendocino Brewing Company and its subsidiary operate two breweries that are in the business of producing beer and malt beverages for the specialty "craft" segment of the beer market, as well as own and operate a brewpub and gift store. The breweries are in two locations, one in Ukiah, California, and the other in Saratoga Springs, New York. The brewpub and gift store are located in Hopland, California. The majority of sales for Mendocino Brewing Company are in California. The Company began operations at the Saratoga Springs, New York facility in December 1997. The company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands.

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

             Building                                       40 years
             Machinery and equipment                    3 - 40 years
             Equipment under capital lease                   7 years
             Leasehold improvements                     7 - 20 years
             Vehicles                                        3 years
             Furniture and fixtures                     5 - 10 years

Intangibles - Intangibles consist of receipts, tradenames, trademarks and other intangibles. Amounts are amortized using the straight-line method over twenty years, which is the estimated useful life of the intangibles.

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


--------------------------------------------------------------------------------
                                                                        Page F-7

                                                 MENDOCINO BREWING COMPANY, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Loss per common share - Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with convertible notes and stock options, which are exercisable into 1,045,138 shares of common stock at December 31, 2000, could potentially dilute earnings per share in future years.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results.

Advertising - Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2000 and 1999, were $232,400 and $243,200, respectively.

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Long-term debt: Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates cost.

New accounting pronouncements - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS No. 125 of the same title, which was effective, generally, after December 31, 1996. SFAS 140 revises the standards for accounting and reporting of financial assets and extinguishments of liabilities, but it carries over most of SFAS 125's provisions. SFAS 140 was effective for fiscal years ending after December 31, 2000. Certain components of SFAS 140, relating to the transferring and serving of financial assets and extinguishments of liabilities, are effective after March 31, 2001. The adoption of SFAS 140 is not expected to have a material effect on the Company's consolidated financial statements.

--------------------------------------------------------------------------------
                                                                        Page F-8

                                                 MENDOCINO BREWING COMPANY, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 2 - INVENTORIES

                                                        2000         1999
                                                    ----------    ----------
Raw materials                                       $  517,100    $  363,600
Work-in-process                                        133,000       210,100
Finished goods                                         526,000       562,500
Merchandise                                             27,200        32,500
                                                    ----------    ----------
                                                    $1,203,300    $1,168,700
                                                    ==========    ==========



NOTE 3 - PROPERTY AND EQUIPMENT


                                                        2000         1999
                                                    -----------   -----------
Buildings                                           $ 7,792,100   $ 7,738,700
Machinery and equipment                               5,391,700     5,381,100
Equipment under capital lease                         2,313,900     2,265,700
Land                                                    810,900       810,900
Leasehold improvements                                  792,200       792,200
Equipment in progress                                    13,400        66,900
Vehicles                                                 69,300        69,300
Furniture and fixtures                                   38,500        37,900
                                                    -----------   -----------
                                                     17,222,000    17,162,700
Less accumulated depreciation and amortization        3,224,600     2,435,500
                                                    -----------   -----------
                                                    $13,997,400   $14,727,200
                                                    ===========   ===========

NOTE 4 - LINE OF CREDIT

The Company has available a $3,000,000 line of credit with interest at the prime rate, plus 2.25%. Approximately $1,484,000 was advanced to the Company in the form of a term loan (see Note 5). The bank's commitment under the line of credit matures September 2002. The agreement is secured by substantially all the assets of the Releta Brewing Company, LLC, accounts receivable, inventory, certain securities pledged by a stockholder, and a second position on the real property of Mendocino Brewing Company.


--------------------------------------------------------------------------------
                                                                        Page F-9

                                                 MENDOCINO BREWING COMPANY, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  5 - LONG-TERM DEBT

                                                           2000          1999
                                                       -----------   -----------

Note to a bank; payable in monthly
installments of $24,400, including
interest at the Treasury Constant
Maturity Index, plus 4.17%; maturing
December 2012, with a balloon payment;
secured by substantially all the assets
of Mendocino Brewing Company                           $ 2,624,300   $ 2,655,800

Note to a financial institution; payable
in monthly installments of $24,700, plus
interest at the prime rate plus 2.25%;
maturing March 2004; secured by
substantially all the assets of the
Releta Brewing Company, certain
securities pledged by a stockholder,
accounts receivable, inventory, and a
second position on the remaining assets
of Mendocino Brewing Company                               964,600     1,236,600

Note to a financial institution; payable
in monthly installments of $11,100
beginning April 2001, plus interest at
the prime rate plus 2.25%; maturing in
December 2001, secured by substantially
all the assets of the Releta Brewing
Company, certain securities pledged by a
stockholder, accounts receivable,
inventory, and a second position on the
remaining assets of Mendocino Brewing
Company                                                    100,000           -

Other notes                                                    -          18,200
                                                        ----------    ----------
                                                        $3,688,900    $3,910,600

Less current maturities                                    457,600       321,000
                                                        ----------    ----------
                                                        $3,231,300    $3,589,600
                                                        ==========    ==========

Maturities of long-term debt for succeeding years are as follows:

                    Year Ending December 31,
                    ------------------------
                               2001                  $  457,600
                               2002                     332,100
                               2003                     335,800
                               2004                      92,500
                               2005                      47,600
                            Thereafter                2,423,300
                                                     ----------
                                                     $3,688,900
                                                     ==========


--------------------------------------------------------------------------------
                                                                       Page F-10

                                                 MENDOCINO BREWING COMPANY, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  6 - CAPITAL LEASE OBLIGATIONS

The Company leases brewing and office equipment under various capital lease agreements with various financial institutions.

Future minimum lease payments under these capital lease agreements are as follows:

                Year Ending December 31,
                ------------------------
                        2001                         $  435,100
                        2002                            416,700
                        2003                            839,100
                        2004                             29,800
                        2005                              4,800
                                                     ----------
                                                      1,725,500
Less amounts representing interest                      295,000
                                                     ----------
Present value of minimum lease payments               1,430,500
Less current maturities                                 302,300
                                                     ----------
                                                     $1,128,200
                                                     ==========

NOTE 7- NOTES PAYABLE TO RELATED PARTY

                                                        2000         1999
                                                     ----------   ----------

Notes payable consist of convertible
notes to United Breweries of America, a
related party, with interest at the
prime rate plus 1.5%, but not to exceed
10% per year; the notes mature 18 months
after the advances, and are unsecured
and subordinated to bank debt; the notes
are convertible, upon maturity, into
common stock at $1.50 per share or may
be repaid in 60 monthly installments;
the notes begin maturing in March 2001
through July 2002, and include $104,200
and $11,200 of accrued interest at
December 31, 2000 and 1999                           $1,295,600   $  576,300
                                                     ==========   ==========

NOTE 8 - PROFIT-SHARING PLAN

The Company has a profit-sharing retirement plan under which it may make employer contributions at the discretion of the Board of Directors, although no such contributions are required. Employer contributions vest over a period of six years. The plan covers substantially all full-time employees meeting certain minimum age and service requirements. There were no contributions made for the years ended December 31, 2000 and 1999.


--------------------------------------------------------------------------------
                                                                       Page F-11

                                                 MENDOCINO BREWING COMPANY, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE  9 - COMMITMENTS

The Company leases its Hopland, California facility under a noncancelable operating lease expiring August 2004. The monthly lease payment is $2,300, to be adjusted annually by increases in the Consumer Price Index, as defined in the lease agreement. The Company leases the land on which the New York brewery operates under a noncancelable operating lease expiring October 2002. The lease contains options, which management intends to exercise, to extend the lease for three additional five-year periods and contains an option to purchase the property. The monthly lease payment is $8,800, to be adjusted annually by increases in Consumer Price Index, as defined in the lease agreement. Additionally, the Company leases certain equipment and vehicles under noncancelable operating leases that expire through August 2004. Total rent expense was $187,800 and $192,100 for the years ended December 31, 2000 and 1999, respectively. Future minimum lease payments are as follows:

                Year Ending December 31,
                ------------------------
                          2001                         $135,900
                          2002                          114,500
                          2003                           31,200
                          2004                           20,800
                                                       --------
                                                       $302,400
                                                       ========

Keg management agreement - In January 1997, the Company entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides half-barrel kegs for which the Company pays a service fee between $5 and $15, depending on volume. The agreement is effective April 1, 1997, for a five-year period. Mendocino Brewing Company has the option to terminate the agreement with 30 days notice. If terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. Rental expense associated with this agreement was $90,100 and $101,800 for the years ended December 31, 2000 and 1999.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company reimburses certain expenses to United Breweries of America Inc.
(UBA), a related party, owning approximately 55% of the common stock, for consulting, salaries, corporate financing and marketing activities. Total expenses for UBA in 2000 and 1999 were $25,000 and $39,300. Interest expense associated with the UBA notes was $93,100 and $72,600 for the years ended December 31, 2000 and 1999.

The Company has convertible debt agreements with UBA. See Note 7 for additional details.

The Company currently has accrued expenses to related parties of $28,800 and $42,200 as December 31, 2000 and 1999.

The Company pays a member of the Board of Directors $2,700 per month for consulting services. During the year the Company paid $32,400 for these consulting services.


--------------------------------------------------------------------------------
                                                                       Page F-12

                                                 MENDOCINO BREWING COMPANY, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 11 - MAJOR CUSTOMERS

Sales to the top five customers totaled $3,907,000 and $4,191,700 for the years ended December 31, 2000 and 1999, representing 40% and 45% of sales. One customer, Golden Gate Distributing, had sales of 13% and 12% for the years ending December 31, 2000 and 1999. Another customer, Del Rey Distributing had sales of 0% and 13% for the years ending December 31, 2000 and 1999.


NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock

In August 1999, the Company offered UBA an incentive to convert their outstanding debt of $994,000 plus accrued interest of $61,400 to shares of common stock. Per the agreement, the notes were convertible at $1.50 per share at UBA's sole request. On the date of the conversion, the market price was significantly lower than the conversion price of $1.50 per share. In order to induce UBA to convert their entire debt, which has not matured, to common stock, the Company offered to convert the debt at the market price of the stock. As part of this transaction the Company recorded as an expense, $263,900 for the inducement of the conversion price at less than the $1.50 conversion price. After this transaction, UBA holds approximately 55% of the outstanding common stock.

Also in August 1999, the Company voted to compensate the independent outside members of the Board of Directors. The Company issued 22,196 and 94,947 shares to these board members for December 31, 2000 and 1999 and recognized $41,000 and $102,600 of compensation expense for the issuance of the common stock. The Company issued 28,126 shares subsequent to December 31, 2000 for compensation of the board members earned in 2000. The compensation expense was accrued at December 31, 2000.


Preferred Stock

The Company has authorized 2,000,000 shares of preferred stock, of which 227,600 have been designated as Series A. At the time of the incorporation of the partnership, the Company issued 227,600 shares of non-voting, no-par value Series A Preferred Stock in exchange for partnership assets. The partnership distributed the Series A Preferred Stock to its partners on January 3, 1994. Series A shareholders are entitled to receive cash dividends and/or liquidation proceeds equal in the aggregate to $1.00 per share before any cash dividends are paid on the Common Shares or any other series of Preferred Shares. When the entire Series A dividend/liquidation proceeds have been paid, the Series A Shares shall automatically be canceled and cease to be outstanding. Only a complete corporate dissolution will cause a liquidation preference to be paid.


--------------------------------------------------------------------------------
                                                                       Page F-13

                                                 MENDOCINO BREWING COMPANY, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The exercise price of incentive options must be no less than the fair-market value of such stock at the date the option is granted, while the exercise price of nonstatutory options will be no less than 85% of the fair-market value per share on the date of grant. With respect to options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock, the exercise price will be no less than 110% of the fair-market value of such share at the grant date. During 2000 and 1999, the Company issued 80,000 and 88,888 non-statutory stock options with a five-year term to the independent members of the Board of Directors at the market price on the date of the grant.

The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123 (SFAS No. 123) "Accounting for Stock-Based Compensation." Accordingly, no compensation expense has been recognized for stock options issued during 2000 and 1999. Had compensation cost for the Company's options been determined based on the fair value at the grant date for awards in 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have reduced to the pro forma amounts indicated below:

                                                        2000         1999
                                                     ----------  ------------
Net loss - as reported                               $ (527,200) $ (1,306,300)
Net loss - pro forma                                   (582,600) $ (1,363,800)

Loss per share - as reported                         $    (0.10) $      (0.27)
Loss per share - pro forma                           $    (0.11) $      (0.28)

The fair value of each option is estimated on date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999.

                                                        2000         1999
                                                     ----------   ----------
Dividends                                                 None         None
Expected volatility                                       151%         120%
Risk free interest rate                                  7.00%        6.51%
Expected life                                          5 years      5 years

Options issued during 2000 and 1999 have an estimated weighted average fair value of $1.15 and $1.08.

                                                Shares Under   Weighted-Average
                                                   Option       Exercise Price
                                                ------------   ----------------
Balance, December 31, 1998                         12,500         $   8.80
Granted                                            88,888             1.13
Exercised                                            -                 -
Canceled                                             -                 -
                                                ------------
Balance, December 31, 1999                        101,388             2.07
Granted                                            80,000             1.25
Exercised                                            -                 -
Canceled                                             -                 -
                                                ------------
Balance, December 31, 2000                        181,388         $   1.71
                                                ============


--------------------------------------------------------------------------------
                                                                       Page F-14

                                                 MENDOCINO BREWING COMPANY, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 14 - INCOME TAXES

                                                      2000            1999
                                                   ----------      ----------
Provision for income taxes
    Federal                                        $     -         $     -
    State                                               3,300           1,400
                                                   ----------      ----------
                                                   $    3,300      $    1,400
    Deferred                                         (332,700)       (730,900)
                                                   ----------      ----------
                                                   $ (329,400)     $ (729,500)
                                                   ==========      ==========

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:


                                                      2000            1999
                                                   ----------      ----------
Income tax benefit at 34%                          $ (290,900)     $ (692,200)
State taxes                                             3,300           1,400
State tax benefit of net operating
  loss carryforward                                   (36,800)        (96,900)
Recognition of future tax revenues
  (deductions)                                        (5,000)          58,200
                                                   ----------      ----------
                                                   $ (329,400)     $ (729,500)
                                                   ==========      ==========


--------------------------------------------------------------------------------
                                                                       Page F-15

                                                 MENDOCINO BREWING COMPANY, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


--------------------------------------------------------------------------------

NOTE 14 -      INCOME TAXES (Continued)

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                    2000           1999
                                                ------------   ------------
Accounts receivables allowance                  $      6,400   $         -
Inventories                                            6,000         6,900
Accruals                                              38,700        39,700
Other                                                 (3,000)       (3,500)
                                                ------------   -----------
                                                $     48,100   $    43,100
                                                ============   ===========

Depreciation and amortization                   $   (111,200)  $   (78,600)
Benefit of net operating loss carryforward         2,961,500     2,590,800
Other                                                (82,300)      (71,900)
                                                ------------   -----------
                                                $  2,768,000   $ 2,440,300
                                                ============   ===========

The Company's net operating losses that are available for carryforward will expire as follows:

                                                Net Operating Loss
                                     ------------------------------------------
 Date of expiration                     Federal      California      New York
                                     ------------   ------------   ------------
        2001                         $       -      $    87,500    $       -
        2002                                 -          761,200            -
        2003                                 -          961,200            -
        2004                                 -          694,700            -
        2010                                 -          276,400            -
        2012                           1,802,300            -          251,500
        2018                           2,758,800            -          385,000
        2019                           2,153,100            -          290,300
        2020                             991,500            -          137,900
                                     ------------   ------------   ------------
                                     $ 7,705,700    $ 2,781,000    $ 1,064,700
                                     ============   ============   ============

The Company also has $35,000 of California Manufactures Investment Tax Credits that can be carried forward to reduce future taxes and expire beginning in 2007. The benefit from these loss carryforwards and credits has been recorded, resulting in a deferred tax asset. A valuation allowance is not provided since the Company believes it is more likely than not that the loss carryforwards will be fully utilized.


--------------------------------------------------------------------------------
                                                                       Page F-16

                                                 MENDOCINO BREWING COMPANY, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE 15 - SEGMENT INFORMATION

The Company's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 94% of the Company's total gross sales during 2000 and 1999. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 6% of the Company's total gross sales during 2000 and 1999. A summary of each segment is as follows:

                                                     Year Ending December 31, 2000
                                     ------------------------------------------------------------
                                         Brewing        Hopland       Corporate
                                       Operations       Brewery       and other          Total
                                     --------------   -----------    -----------    -------------
Sales                                $    9,270,400   $   549,200    $         -    $   9,819,600
Operating loss                               (7,300)      (43,500)             -          (50,800)
Identifiable assets                      15,121,800        78,900      4,570,100       19,770,800
Depreciation and amortization               702,300         6,800         98,900          808,000
Capital expenditures                         56,740         2,560              -           59,300

                                                     Year Ending December 31, 1999
                                     ------------------------------------------------------------
                                         Brewing        Hopland       Corporate
                                       Operations       Brewery       and other          Total
                                     --------------   -----------    -----------    -------------
Sales                                $    8,657,000   $   583,000    $         -    $   9,240,000
Operating loss                             (796,500)      (33,600)             -         (830,100)
Identifiable assets                      15,816,900        79,000      3,734,000       19,629,900
Depreciation and amortization               710,100         6,500         78,000          794,600
Capital expenditures                        244,400           800          4,100          249,300


NOTE 16 - STATEMENT OF CASH FLOWS

Supplemental cash flow information includes the following:

                                                     2000            1999
                                                 ------------    ------------
Cash paid during the year for:
   Interest                                      $    863,600    $    771,600
   Income taxes                                  $      2,300    $      1,400

Non-cash investing and financing activities:
   Seller financed equipment                     $     48,200    $    149,200
   Induced conversion                            $          -    $  1,319,300
   Stock issued for services                     $     41,000    $    102,600



--------------------------------------------------------------------------------
                                                                       Page F-17