Form 10QSB
period 2001-03-31
MENDOCINO BREWING CO INC
filed 2001-05-15
CIK 919134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

| |  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from             to
                                                 ------------   ------------

                         Commission file number 1-13636


                         Mendocino Brewing Company, Inc.
        (Exact name of small business issuer as specified in its charter)


          California                                      68-0318293
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


               13351 Highway 101 South, Hopland, California 95449
                    (Address of principal executive offices)


                                 (707) 744-1015
                           (Issuer's telephone number)


                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes  /X/  No  / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's common stock outstanding as of March 31, 2001 is 5,580,498.

                                     PART I

Item 1.  Financial Statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                   (Unaudited)

                                     ASSETS
  Current Assets
       Accounts receivable                                         $ 1,247,100
       Inventories                                                   1,252,700
       Prepaid expenses                                                 71,700
       Deferred income taxes                                            48,100
                                                                   -----------
                Total Current Assets:                                2,619,600
                                                                   -----------
  Property and Equipment                                            13,818,000
                                                                   -----------
  Other Assets
       Deferred Income Taxes                                         2,844,000
       Deposits and other Assets                                       579,000
       Intangibles net of amortization                                 107,600
                                                                   -----------
                Total Other Assets:                                  3,530,600
                                                                   -----------
                Total Assets:                                      $19,968,200
                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


  Current Liabilities
       Disbursements in excess of deposits                         $    76,500
       Accounts payable                                              2,352,200
       Accrued liabilities                                              53,600
       Accrued wages and related expense                               168,300
       Income Taxes Payable                                              1,000
       Current maturities of obligation under capital lease            306,800
       Current maturities of obligation under long-term debt           429,800
                                                                   -----------
                Total Current Liabilities:                           3,388,200

  LINE OF CREDIT                                                     1,288,600
  LONG TERM DEBT, less current maturities                            3,177,200
  OBLIGATIONS UNDER CAPITAL LEASE, less current maturities           1,053,800
  NOTES TO RELATED PARTY                                             1,652,000
                                                                   -----------
                Total Liabilities:                                  10,559,800
                                                                   -----------
  Stockholders' Equity

     Preferred stock, Series A, no par value, with aggregate
       liquidation preference of $227,600; 227,600 shares
       authorized, issued and outstanding                              227,600

     Common stock, no par value:  20,000,000 shares authorized,
       5,580,498 shares issued and outstanding                      13,875,900

     Accumulated deficit                                            (4,695,100)
                                                                   -----------
                Total Stockholders' Equity                           9,408,400
                                                                   -----------

                Total Liabilities and Stockholders' Equity:        $19,968,200
                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  ------------------------------
                                                        THREE MONTHS ENDED
                                                             March 31
                                                  ------------------------------
                                                      2001          2000
                                                      ----          ----
Sales                                             $ 2,543,200    $ 2,070,200
Less excise taxes                                     148,200        121,600
                                                  -----------    -----------
Net Sales                                           2,395,000      1,948,600
Cost of goods sold                                  1,590,600      1,418,900
                                                  -----------    -----------
Gross Profit                                          804,400        529,700
                                                  -----------    -----------
Operating expenses
     Retail operating                                 109,400         97,900
     Marketing                                        441,300        322,400
     General and administrative                       470,900        344,200
                                                  -----------    -----------
                                                    1,021,600        764,500
                                                  -----------    -----------
Loss from operations                                 (217,200)      (234,800)
                                                  -----------    -----------
Other income (expense)
     Other income                                       (700)         13,800
     Interest expense                               (220,900)       (231,800)
                                                  ----------     -----------
                                                    (221,600)       (218,000)
                                                  ----------     -----------
Loss before income taxes                            (438,800)       (452,800)
BENEFIT FROM INCOME TAXES                             76,000             --
                                                  ----------     -----------
Net Loss                                          $ (362,800)    $  (452,800)
                                                  ==========     ===========
Loss per share                                    $    (0.07)    $     (0.08)
                                                  ===========    ===========
Weighted average common shares outstanding          5,580,498      5,530,117
                                                  ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                  ------------------------------
                                                        THREE MONTHS ENDED
                                                             March 31
                                                  ------------------------------
                                                      2001           2000
                                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                         $  (362,800)    $  (452,800)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization                    199,800         196,400
      Deferred income taxes                            (76,000)             --
  Changes in:
      Accounts receivable                              (74,100)       (183,000)
      Inventories                                      (49,400)        162,300
      Prepaid expenses and taxes                        44,900           6,900
      Deposits and other assets                       (225.900)         45,400
      Accounts payable                                 410,000          72,300
      Accrued wages and related expenses                 3,700         (26,800)
      Accrued liabilities                             (139,900)         73,400
                                                   -----------     -----------
         Net cash from operating activities:          (269,700)       (105,900)
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, equipment, and
    leasehold improvements                             (16,700)         (5,800)
  Increase in intangibles                                              (62,700)
                                                   -----------     -----------
         Net cash from  investing activities:          (16,700)        (68,500)
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from line of credit                      7,000          98,700
  Principal payments on long-term debt                (81,900)        (86,800)
  Borrowings on related party debt                    356,400         310,000
  Payments on obligation under long term lease        (69,900)        (86,000)
  Disbursements in excess of deposits                  74,800          (9,600)
                                                  -----------     -----------
         Net cash from financing activities:          286,400         226,300
                                                  -----------     -----------
INCREASE  IN CASH                                          --          51,900
                                                  -----------     -----------
CASH, beginning of period                                  --              --
                                                  -----------     -----------
CASH, end of period                               $        --     $    51,900
                                                  ===========     ===========

  Supplemental cash flow information includes
    the following:
      Cash paid during the period for:
         Interest                                 $   187,300     $   196,100
                                                  -----------     -----------



   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2 - Line of Credit

The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the Company's qualified accounts receivable and 60% of the company's inventory at an interest rate equal to the prime rate as published by Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $890,400 of the term loan was outstanding as of March 31, 2001. On November 20, 2000, the CIT Group had agreed to increase the maximum limit of the line of credit by $100,000, subject to the condition that the increased limit has to be paid back in monthly installments of $11,111 during the period from April 1, 2001 through December 1, 2001. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of March 31, 2001, the total amount outstanding on the line of credit was approximately $2,278,944


Note 3 - Notes Payable

The Company has a note outstanding in the principal amount of $2,700,000, with interest at Treasury Constant Maturity Index for five year treasuries plus 4.17%, currently 10.00%. The note requires monthly payments of principal and interest of $24,400. The note matures in December 2012 with a balloon payment and is secured by real property located in Ukiah, California.

The Company has issued convertible notes in favor of United Breweries of America, Inc. ("UBA") in the amount of approximately $1,652,000 as of March 31, 2001. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and mature 18 months from the date of the advance. The advances are unsecured and the notes mature through August 2002. The notes are convertible at the option of UBA, to common stock at $1.50 per share upon maturity. Interest accrued on the notes as of March 31, 2001, is approximately $137,800.

Note 4 - Income Taxes

The benefit from income taxes is due to the expected future benefit of carrying forward net operating losses and other timing differences. The Company's income tax benefit for the quarter is less than the Company's expected tax rate of 40%. The Company anticipates that the first quarter operating loss will decrease by income earned in subsequent quarters. The Company has recorded the benefit for income taxes based on the estimated year-end effective tax rate.


As of March 31, 2001, the Company has available for carry-forward Federal, California and New York net operating losses. The losses will expire as follows:

                                             Net Operating Loss
                                ------------------------------------------------
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
                                ==========      ==========       ==========

The Company also has $35,000 of California Manufactures Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007. The benefit from these loss carry-forwards and credits has been reported as a deferred tax asset.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns, including the future benefit of its carry-forwards. Temporary differences and carry-forwards which give rise to deferred tax assets and liabilities on March 31, 2001 are as follows:

         Accounts receivables allowance                             $     6,400
         Benefits from net operating loss carryforwards               3,037,500
         Inventory                                                        6,000
         Accruals                                                        38,700
         Depreciation and amortization                                 (111,200)
         Other                                                          (85,300)

Note 5 -- Related party Transactions

On November 3, 2000, the company entered into a Share Purchase Agreement with Inversiones Mirabel, S.A. and Golden Eagle Trust, both of which are entities related to the Company's Chairman of the Board and Chief Executive Officer, Dr. Vijay Mallya, and its principal shareholder, UBA. Under the terms of the Share Purchase Agreement, the Company will acquire all of the issued and outstanding shares of United Breweries International (UK) Limited ("UBI") which is the parent company of UBSN Ltd. In the transaction, the Company has offered to issue approximately 5,500,000 shares of the Company's common stock in exchange for the shares of UBI. Upon the closing of the transaction, UBI will become a wholly-owned subsidiary of the Company. The closing of the transaction is expected to occur in summer of 2001, or as soon thereafter as the various conditions to closing have been satisfied or waived. UBI owns the distribution rights to the "Kingfisher" brand of beer in the United States. If the transaction is consummated, because UBI will be a wholly-owned subsidiary of the Company, the Company will also have the ability to brew "Kingfisher" brand beer in the United States, for distribution primarily in the United States.

The closing of the transaction and the obligation of the Company to proceed with the acquisition of the shares of UBI are subject to the satisfaction or waiver of certain conditions including the approval of the transaction by the shareholders of the Company.

The closing of the acquisition of UBI was originally scheduled to occur in the year 2000. However, the financial statements first provided to the Company by UBI and UBSN Ltd. were prepared in accordance with accounting standards as generally applied in the United Kingdom. It has taken longer than expected to conduct all of the required audits of UBI and UBSN Ltd. so that their financial statements are (i) consistent with United States accounting standards, and (ii) as required by the U.S. Securities and Exchange Commission. The Company anticipates that, if approved by the Company's shareholders, the closing of the proposed acquisition will occur in the summer of 2001.

The transaction described above is a related party transaction because the corporation that owns all of the shares of UBI, Inversiones Mirabel, is held by Golden Eagle Trust, which is controlled by fiduciaries who may exercise discretion in favor of Dr. Vijay Mallya, who is the Chairman and Chief Executive Officer of the Company. Dr. Mallya is also a member of the board of directors of UBSN Ltd. Golden Eagle Trust, through an intermediary, also owns a controlling interest in the Company's largest shareholder, UBA.

Additional information about this transaction is contained in the Company's 2001 Proxy Statement, which was filed with the Commission on May 11, 2001, and such information is incorporated herein by reference.

Note 6 - Loss per Common Share

Loss per common share is computed using the weighted average number of the Company's common shares outstanding. The Company reported a loss from operations during the first quarter, therefore, a diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with the Company's convertible notes and stock options currently outstanding, which are exercisable into 1,302,691 of common stock as of March 31, 2001, could potentially dilute earnings per share in future years.

Note 7 - Inventory

         Raw Materials                                      $436,000
         Beer-in-process                                     183,800
         Finished Goods                                      605,900
         Merchandise                                          27,000
                                                         -----------
                                                         $ 1,252,700
                                                         ===========

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

Overview

During the first quarter, the Company prepared to introduce a new product to the marketplace during April 2001. Black Eye Ale, a blend of two of the Company's popular brands, Black Hawk Stout and Eye of the Hawk Select Ale, is now available in 25 oz. bottles. The Company has also undertaken significant preparation in order to make one of its existing beers, Blue Heron Pale Ale, available for purchase in twelve-packs during the second quarter of 2001.

The Company installed a new labeling machine in the Ukiah plant during the first quarter. The new machine is expected to improve on the Company's former labeling procedure, thereby improving productivity. The Company also made preparations for operations following its proposed acquisition of UBI by making the necessary modifications to the layout of the Saratoga Springs facility in order to accommodate the pasteurizer which is necessary for production of Kingfisher Premium Lager Beer.

Sales during the first three months of 2001 increased to 12,610 barrels from 10,243 barrels in the first three months of 2000. This represents an increase of 23% over the first three months of 2000 (measured in barrels). Of the total sales of 12,610 barrels, the sales out of the Ukiah facility amounted to 10,969 barrels and the sales out of the Saratoga Springs facility amounted to 1,641 barrels. The Company attributes a portion of the increase in sales to increased demand in the Southern California market area.

The Company ended the quarter with a net loss of $362,800. Increased fixed costs associated with the breweries, higher general and administrative expenses and higher selling and marketing expenses contributed to the net loss of $362,800 for the quarter ended March 31, 2001. The loss from operations as a percentage of net sales decreased from 12% for the first quarter of 2000 to 9% for the first quarter of 2001.

On February 12, 2001, UBA and the Company amended the line of credit agreement between them to increase the maximum amount of the line of credit available to the Company from $1,200,000 to 1,600,000. As of March 31, 2001, the amount outstanding under the line of credit from UBA is approximately $1,652,000, including accrued interest of approximately $137,800.

Results of Operations

The following discussion sets forth information for the three-month periods ending March 31, 2001 and 2000. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Operations, as set forth above under "Financial Statements," for the periods indicated:


                                                --------------------------------
                                                      Three Months Ended
                                                           March 31
                                                --------------------------------
                                                    2001              2000
Statements of Operations Data:

Sales                                              106.19%           106.24%

Excise taxes                                         6.19              6.24
                                                     ----              ----

Net Sales                                          100.00            100.00

Cost of Goods Sold                                  66.41             72.82
                                                    -----             -----

Gross Profit                                        33.59             27.18

Retail Operating Expense                             4.57              5.02

Marketing Expense                                   18.43             16.55

General and Administrative Expenses                 19.66             17.66
                                                    -----             -----

Total Operating Expenses                            42.66             39.23
                                                    -----             -----

Loss from Operations                                (9.07)           (12.05)

Other Income                                        (0.03)             0.71

Interest expense                                    (9.22)           (11.90)
                                                    ------           ------

Loss before income taxes                           (18.32)           (23.24)

Benefit from income taxes                            3.17             --
                                                     ----            ------

Net Loss                                           (15.15)           (23.24)

Balance Sheet Data:

Cash                                           $         -         $    51,900

Working Capital                                   (768,600)         (1,980,400)

Property and Equipment                          13,818,000          14,538,000

Deposits and Other Assets                        3,530,600           2,609,300

Total Assets                                    19,968,200          19,522,300

Long-term Debt                                   3,177,200           4,055,500

Obligation under capital lease                   1,053,800           1,472,400

Total Liabilities                               10,559,800           9,717,700

Shareholder's equity                             9,408,400           9,804,600

Net Sales. Net sales for the first three months of 2001 were $2,395,000 compared to $1,948,600 for the first three months of 2000, representing an increase of 22.9%. The sales volume increased to 12,610 barrels during the first quarter of 2001, from 10,243 barrels during the first quarter of 2000, representing an increase of 23.11%. Management attributes the increased sales to improved marketing strategies, including new point of sale materials and increased sales personnel. The increase in overall net sales during the first quarter of 2001 was achieved mainly by higher wholesale shipments during the first quarter of 2001, which represented an increase of $464,400 over the wholesale shipments during the first quarter of 2001. In view of the Company's focus on wholesale beer sales, retail sales for the first quarter of 2001 increased only slightly, by $8,600.

Cost of Goods Sold. Cost of goods sold as a percentage of net sales during the first quarter of 2001 was 66.41%, as compared to 72.82% during the first quarter of 2000, representing a decrease of 6.41%. As a percentage of net sales, during the first quarter of 2001, labor costs decreased from 12.98% in 2000, to 10.83% in 2001, depreciation decreased from 8.87% in 2000 to 7.24% in 2001, property taxes decreased from 1.71% in 2000 to 1.38% in 2001, utilities increased from 4.30% in 2000 to 5.74% in 2001, wastewater increased from 0.25% in 2000 to 0.36% in 2001, thereby contributing to the decrease of 2.56% of the cost of goods sold as a percentage of net sales in the first quarter of 2001. Management attributes the balance of the decrease to higher sales volumes thereby lowering the combined per barrel production costs at the Ukiah and Ten Springs breweries.

Gross Profit. As a result of the higher net sales as explained above, gross profit for the first quarter of 2001 increased to $804,400 from $529,700 for the comparable period of 2000, representing an increase of 52%. As a percentage of net sales, the gross profit during the first quarter of 2001 increased to 33.59% from that of 27.18% for the corresponding period of 2000.

Operating Expenses. Operating expenses for the first quarter of 2001 were $1,021,600, as compared to $764,500 for the first quarter of 2000, representing an increase of 34%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses. As a percentage of net sales, operating expenses increased by 3.43%

Retail operating expenses for the first quarter of 2001 were $109,400, representing an increase of $11,500 or 11.75%, from the first quarter of 2000. As a percentage of net sales however, retail operating expenses decreased to 4.57%, as compared to 5.02% for the first three months of 2000. The increase in retail operating expenses consisted of an increase of advertising costs by $4,000, an increase in repair and maintenance of $1,300, an increase in kitchen supplies of $1,900, and an increase of other net expenses of $700.

Marketing and distribution expenses for the first quarter of 2001 were $441,300, representing an increase of $118,900 from the first quarter of 2000. As a percentage of net sales, marketing and distribution expenses represented 18.43% as compared to 16.55% during the first quarter of 2000. Marketing and sales labor increased by $52,800 compared to the first quarter of 2000, because the Company recently added sales personnel on both the east and west coasts. Compared to the first quarter of 2000, freight increased by $9,200; license and taxes increased by $3,000; media expenses decreased by $5,800; travel and entertainment increased by $3,100; and a decrease in other net expenses of $2,100. Because the Company developed new packaging and point of sale materials for the launch of Black Eye Ale which took place in April of 2001, as compared to the first quarter of 2000, sales promotions expenses increased by $48,700, and point of sale expenses increased by $5,800.

General and administrative expenses were $470,900, representing an increase of $126,700 from the first quarter of 2000. As a percentage of net sales, the general and administrative expenses were 19.66% for the first quarter of 2001, as compared to 17.66% for the first quarter of 2000. As compared to the first quarter of 2000, labor increased by $66,200, travel and entertainment increased by $5,000, auto expenses increased by $5,500, insurance expenses increased by $2,600, license, permit and taxes increased by $8,900, utilities increased by $5,300, telephone expenses increased by $7,000, supplies increased by $2,200, legal and professional increased by $18,700, investor relations decreased by $4,100, and an increase of other net expenses of $1,200.

Other Income (Expense). Other expenses for the first three months of 2001 were $221,600, representing an increase of $3,600 when compared to the first quarter of 2000. The increase of $3,600 is due to decrease in interest expense of $10,900, and decrease of $14,500 in miscellaneous income.

Loss Before Income Taxes. The loss before income tax for the first three months of 2001 was $438,800 as against $452,800 for the corresponding period of 2000. As a percentage of net sales, the net loss before income taxes improved to 18.32% during the first quarter of 2001 as against 23.24% for the first quarter of 2000.

Benefit From Income Taxes. The Company has recorded a benefit for income taxes of $76,000 based on its estimated year-end tax rate. As of March 31, 2001, the Company has approximately $7,705,700, $2,781,000, and $1,064,700 of Federal, California and New York net operating losses, respectively, available to carry forward. Of the Federal and New York net operating losses, approximately $2,053,800 will expire in 2012, and the remainder will expire through 2020. The California net operating losses expire beginning in 2001 and will continue to expire through 2005. The Company also has $35,000 of California Manufactures Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007. Management believes that the Company will utilize the deferred tax assets in the ordinary course of business prior to any of the losses or credit reaching their expiration dates based on the following factors:

o Changes implemented by the Company have resulted in the loss before income taxes being reduced by 25% from 1998 to 1999, from $2,701,100 to $2,035,800;
    and 58% from 1999 to 2000, from $2,035,800 to $856,600.

o For California income tax purposes, significant book to tax temporary differences will result in additional taxable income of $300,000 per year for the next four years.

o The Company has entered into an agreement to acquire UBI, a United Kingdom company, that owns a distributorship of Kingfisher Lager in the United Kingdom, Europe and other markets, and has the exclusive brewing and distribution rights to Kingfisher Lager in the United States. The Company anticipates finalizing the transaction, subject to shareholder approval, in summer of 2001, and could then begin production and distribution of Kingfisher Lager. The Company anticipates that the production and sales of Kingfisher Lager could reach 10,000 barrels per year. UBI had profitable operations in 2000 and 1999 and also generated positive cash flows for the years then ended. The Company anticipates that after the acquisition, it will use the excess cash flow from the operations of UBI to reduce the Company's outstanding debt and reduce interest expense.

o The Company may undertake a private placement of preferred stock. A portion of the proceeds of the private placement would be used to pay off debt, thereby decreasing interest expense.

Net Loss. The net loss for the first three months of 2001 was $362,800, as compared to $452,800 for the first three months of 2000. As a percentage of net sales, the net loss for the first quarter of 2001 decreased to 15.15%, as compared to 23.24% for the first quarter of 2000.

Segment Information

Mendocino Brewing Company, Inc.'s business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 96% of the Company's gross sales for the first quarter of 2001. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 4% of the Company's total gross sales during the first quarter of 2001.

With combined expanded wholesale beer production in Ukiah and Saratoga Springs, management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

The Company's business segments are brewing operations and a retail establishment known as the Hopland Brewery. A summary of each segment is as follows:

                                                               Three Months Ended March 31, 2001
                                          ----------------------------------------------------------------------------
                                                 Brewing             Hopland          Corporate
                                               Operations            Brewery          And Other           Total
                                          ---------------------- ----------------- ----------------- -----------------
Sales                                          $ 2,433,200          $ 110,000        $   --             $ 2,543,200
Operating Profit/(Loss)                           (191,200)           (26,000)           --                (217,200)
Identifiable Assets                             14,993,600             77,100         4,821,500          19,892,200
Depreciation and amortization                      173,400              1,800            20,900             196,100
Capital Expenditures                                 2,200               --              14,500              16,700


                                                              Three Months Ended March 31, 2000
                                         -----------------------------------------------------------------------------
                                                Brewing              Hopland          Corporate
                                              Operations             Brewery          and Other           Total
                                         ---------------------- ------------------ ----------------- -----------------
Sales                                          $ 1,965,600          $ 104,600        $   --            $  2,070,200
Operating Loss                                     140,000            (30,600)           --                 109,400
Identifiable Assets                             15,467,700             77,400         3,977,900          19,522,300
Depreciation and amortization                      172,900              1,600            21,900             196,400
Capital Expenditures                                 5,800              --              --                    5,800

Seasonality

Beer consumption nationwide has historically been approximately 20% higher during the summer months as compared to the other months of the year. It is not clear to what extent seasonality will affect the Company as it expands its capacity and its geographic markets.

Capital Demands

The Releta Brewing Company, LLC facility in Saratoga Springs, New York commenced brewing operations in February 1998. The Company expects both the Ukiah and Releta facilities to operate at significantly less than full capacity during all or part of 2001. Both breweries have placed demands upon the Company's assets and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations.

The Company's gross profit has improved considerably (from 25% in 1998 to 32% in 1999 to 35% in 2000) and its operating results have shown significant improvement compared to earlier years. The Company's working capital requirements have been met from time to time by its largest shareholder, UBA.
In addition, the impending acquisition of UBI will, if consummated, add positive cash flow and financial strength to the Company.

The Ukiah brewery is presently operating under a temporary certificate of occupancy from the City of Ukiah. The Company has yet to complete the build-out of its administrative space and the exterior landscaping of the Ukiah facility. In the interim, the Company approached the authorities with plans to construct offices in a different part of the building at a much lesser cost to the Company. Those plans were approved by the city and accordingly the offices were completed at the end of 1999 at a cost of approximately $23,000. Management believes that if the offices had been built according to the original plan, it would have cost the Company approximately $300,000. Management believes that it is not necessary at this point in time to build the offices according to original plans and has therefore decided to shelve the plan indefinitely.

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

Liquidity and Capital Resources

Long Term Debt. Mendocino Brewing has obtained a $2.7 million long-term loan secured by a first priority deed of trust on the Ukiah land and improvements. The loan is payable in monthly installments of $24,443 including interest at the Treasury Constant Maturity Index plus 4.17%, currently 5.83%, maturing December 2012 with a balloon payment in the amount of $1,872,300. This loan is secured by some of the assets of the Company (other than the Releta facility), including, without limitation, a first priority deed of trust on the Ukiah land and improvements, fixtures and most of the equipment of the Company.

Shareholder Commitment. During 1998, UBA, the Company's largest shareholder, agreed to provide the Company with a credit facility of up to $2 million (the "1998 Facility"). In mid-1999, the 1998 Facility was terminated, and a new credit facility (the "1999 Facility") in the maximum amount of $800,000 was offered to the Company on substantially the same terms as the 1998 Facility pursuant to a Master Line of Credit Agreement. Pursuant to the terms of the Master Line of Credit Agreement, advances on the credit facility bear interest at the prime rate of the Bank of America in San Francisco plus 1.5%, up to a maximum of 10%, and is due and payable quarterly. The principal amount of each advance, together with any accrued but unpaid interest on such advance, is due 18 months after the date of such advance. Each advance made on the line of credit is evidenced by a convertible note. Each convertible note includes a conversion feature whereby UBA could, at its option, convert the principal and any accrued but unpaid interest into unregistered shares of the Company's common stock on or after the maturity date, at a rate of one share of common stock for each $1.50 of principal and unpaid interest. The arrangement was approved by the independent directors (Robert Neame, Kent Price and Sury Rao Palamand) on August 30, 1999.

The terms of the 1999 Facility were amended during 2000 to increase the maximum amount available to the Company to $1,200,000. The terms of the 1999 Facility were amended again in early 2001 to increase the maximum amount available to the Company to $1,600,000. The Company made an additional draw on the credit facility in 2001, bringing the outstanding principal and interest accrued thereon to $1,652,000 as of March 31, 2001, which corresponds to UBA's right to acquire approximately up to 1,101,303 shares of the Company's common stock at a conversion price of $1.50 per share.

Equipment Lease. FINOVA Capital Corporation ("FINOVA") leased new brewing equipment with a total cost of approximately $1.78 million to Mendocino Brewing for a term of 7 years (beginning December 1996) with monthly rental payments of approximately $27,100 each. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% nor more than 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at approximately $39,000 per month with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable. The Company recently received notice that FINOVA has filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The Company does not have any indication at this time of how the filing will affect the relationship between the Company and FINOVA, if at all.

Credit Facility. The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $890,400 of the term loan was outstanding as of March 31, 2001. On November 20, 2000, the CIT Group had agreed to increase the borrowing limit by $100,000, subject to the condition that the increased limit has to be paid back in monthly installments of $11,111 during the period from April 1, 2001 through December 1, 2001. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of March 31, 2001, the total amount outstanding on the line of credit was approximately $2,278,944

Interest. The weighted average interest rates paid on the Company's debts (including the long term capital lease of equipment by FINOVA Capital Corporation Inc.) was 10.35% for the first quarter of the year 2001 and 10.80% for the corresponding period of the year 2000.

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

Current Ratio. The Company's ratio of current assets to current liabilities on March 31, 2001 was 0.78 to 1.0 and its ratio of total assets to total liabilities was 1.89 to 1.0. On March 31, 2000, the Company's ratio of current assets to current liabilities was 0.55 to 1.0 and its ratio of total assets to total liabilities was 2.01 to 1.0

Impact of Expansion on Cash Flow. Mendocino Brewing must make timely payment of its debt and lease commitments to continue in operation. Unused capacity at the Ukiah and Saratoga Springs facilities has placed additional demands on the Company's working capital. Beginning approximately with the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. UBA agreed to provide a loan of up to $2 million for working capital purposes. In addition, pursuant to the Investment Agreement dated October 24, 1997, between the Company and UBA, UBA has agreed to provide, directly or indirectly, funding for the working capital requirements of the Releta facility in the amount of $1 million until October 24, 1999 or until the brewery's operations are profitable, whichever comes first. UBA, through its affiliated entities, has fulfilled this obligation by facilitating the CIT Group/Credit Finance $3 million loan transaction. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities. However, there can be no assurances that the Company will have access to any such sources of funds in the future, and the inability to secure sufficient funds will have a material adverse effect on the Company.

Acquisition of UBSN

On November 3, 2000, the company entered into a Share Purchase Agreement with Inversiones Mirabel, S.A. and Golden Eagle Trust, both of which are entities related to the Company's Chairman of the Board and Chief Executive Officer, Dr. Vijay Mallya, and its principal shareholder, UBA. Under the terms of the Share Purchase Agreement, the Company will acquire all of the issued and outstanding shares of UBI which is the parent company of UBSN Ltd. In the transaction, the Company has offered to issue approximately 5,500,000 shares of the Company's common stock in exchange for the shares of UBI. Upon the closing of the transaction, UBI will become a wholly-owned subsidiary of the Company. UBI owns the distribution rights to the "Kingfisher" brand of beer in the United States. If the transaction is consummated, because UBI will be a wholly-owned subsidiary of the Company, the Company will also have the ability to brew "Kingfisher" brand beer in the United States.

The closing of the transaction and the obligation of the Company to proceed with the acquisition of the shares of UBI are subject to the satisfaction or waiver of certain conditions including the approval of the transaction by the shareholders of the Company.

The closing of the acquisition of UBI was originally scheduled to occur in the year 2000. However, the financial statements first provided to the Company by UBI and UBSN Ltd. were prepared in accordance with accounting standards as generally applied in the United Kingdom. It has taken longer than expected to conduct all of the required audits of UBI and UBSN Ltd. so that their financial statements are (i) consistent with United States accounting standards, and (ii) as required by the U.S. Securities and Exchange Commission. The closing of the transaction is expected to occur during the summer of 2001, or as soon thereafter as the various conditions to closing have been satisfied or waived.

The transaction described above is a related party transaction because the corporation that owns all of the shares of UBI is held by Golden Eagle Trust, which is controlled by fiduciaries who may exercise discretion in favor of Dr. Vijay Mallya, who is the Chairman and Chief Executive Officer of the Company. Dr. Mallya is also a member of the board of directors of UBSN Ltd. Golden Eagle Trust also owns a controlling interest in the Company's largest shareholder, UBA, through an intermediary.

Additional information about this transaction is contained in the 2001 Proxy Statement which was filed with the Commission on May 11, 2001, and such information is incorporated herein by reference.

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

None.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Items.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit
Number              Description of Document
-------             -----------------------
 3.1        (A)     Articles of Incorporation, as amended, of the Company.
 3.2        (B)     Bylaws of the Company
 4.1                Articles 5 and 6 of the Articles of Incorporation, as amended, of the Company (Reference is made to
                    Exhibit 3.1).
 4.2                Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2).
10.1        (A)     Mendocino Brewing Company Profit Sharing Plan.
10.2        (A)     1994 Stock Option Plan (previously filed as Exhibit 99.6).
10.4        (A)     Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.5        (A)     Wholesale Distribution Agreement between the Company and Golden Gate Distributing.
10.6        (A)     Sales Contract between the Company and John I. Hass, Inc.
10.7        (F)     Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.8        (A)     Lease Agreement between the Company and Kohn Properties.
10.9        (C)     Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.15       (N)     Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company, LLC.
10.16       (M)     Agreement between United Breweries of America, Inc. and Releta Brewing Company, LLC regarding payment of certain liens.
10.17       (K)+    Keg Management Agreement with MicroStar Keg Management LLC.
10.18       (E)     Agreement to Implement Condition of Approval No. 37 of
                    the Site Development Permit 95-19 with the City of Ukiah,
                    California (previously filed as Exhibit 19.6).

Exhibit
Number              Description of Document
-------             -----------------------
10.19       (G)     Manufacturing Business Expansion and Relocation Agreement with the City of Ukiah.
10.20       (G)     Manufacturing Business Expansion and Relocation Agreement with the Ukiah Redevelopment Agency.
10.21       (O)     $2,700,000 Note in favor of the Savings Bank of Mendocino County.
10.22       (O)     Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
10.23       (J)     Equipment Lease with FINOVA Capital Corporation.
10.24       (J)     Tri-Election Rider to Equipment Lease with FINOVA Capital Corporation.
10.25       (J)     Master Lease Schedule with FINOVA Capital Corporation.
10.26       (L)     Investment Agreement with United Breweries of America, Inc.
10.27       (L)     Shareholders' Agreement Among the Company, United Breweries of America, Inc., H. Michael Laybourn,
                    Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
10.28       (L)     Registration Rights Agreement Among the Company, United Breweries of America, Inc.,
                    H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
10.29       (Q)     Indemnification Agreement with Vijay Mallya.
10.30       (Q)     Indemnification Agreement with Michael Laybourn.
10.31       (Q)     Indemnification Agreement with Jerome Merchant.
10.32       (Q)     Indemnification Agreement with Yashpal Singh.
10.33       (Q)     Indemnification Agreement with P.A. Murali.
10.34       (Q)     Indemnification Agreement with Robert Neame.
10.35       (Q)     Indemnification Agreement with Sury Rao Palamand.
10.36       (Q)     Indemnification Agreement with Kent Price.
10.37       (R)     Loan and Security Agreement between the Company, Releta Brewing Company LLC and The CIT
                    Group/Credit Finance, Inc. regarding a $3,000,000 maximum line of credit.
10.38       (R)     Patent, Trademark and License Mortgage by the Company in favor of The CIT Group/Credit Finance, Inc.
10.39       (R)     Patent, Trademark and License Mortgage by Releta Brewing Company LLC in favor of The CIT
                    Group/Credit Finance, Inc.
10.41       (U)     Employment Agreement with Yashpal Singh.
10.42       (U)     Employment Agreement with P.A. Murali.
10.43       (V)     Master Loan Agreement between the Company and the United Breweries of America, Inc.
10.44       (V)     Convertible Note in favor of the United Breweries of America, Inc dated September 7, 1999.
10.45       (W)     First Amendment to Master Loan Agreement between the Company and the United Breweries of America
                    Inc.
10.46       (W)     Convertible Note in favor of the United Breweries of America Inc. dated November 12, 1999.
10.47       (W)     Convertible Note in favor of the United Breweries of America Inc. dated December 17, 1999.
10.48       (w)     Convertible Note in favor of the United Breweries of America Inc. dated December 31, 1999.
10.49       (W)     Convertible Note in favor of the United Breweries of America Inc. dated February 16, 2000.
10.50       (W)     Convertible Note in favor of the United Breweries of America Inc. dated February 17, 2000.
10.51       (W)     Convertible Note in favor of the United Breweries of America Inc. dated April 28, 2000.
10.52       (W)     First Amendment to Master Loan Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000.
10.53       (Y)     Convertible Note in favor of the United Breweries of America, Inc. dated September 11, 2000.
10.54       (Y)     Convertible Note in favor of the United Breweries of America, Inc. dated September 30, 2000.
10.55       (Y)     Convertible Note in favor of the United Breweries of America, Inc. dated December 31, 2000.
10.56       (Y)     Convertible Note in favor of the United Breweries of America, Inc. dated February 12, 2001.

                                                  (Footnotes begin on next page)

(Footnotes from pervious page)

            (A)     Incorporated by reference from the Company's
                    Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.
            (C) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended March 31, 1995, previously filed with the Commission.
            (E) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended September 30, 1995, previously filed with the Commission.
            (F) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1995, previously filed with the Commission.
            (G) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1996, previously filed with the Commission.
            (J)     Incorporated by reference from the Company's
                    Registration Statement dated February 6, 1997, as amended, previously filed with the Commission, Registration No. 33-15673.
            (K) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1996, previously filed with the Commission.
            (L) Incorporated by reference from the Schedule 13D filed with the Commission on November 3, 1997, by
                    United Breweries of America, Inc. and Vijay Mallya.
            (M) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended September 30, 1997.
            (N) Incorporated by reference from the Company's Report on Form 10-QSB/A No. 1 for the quarterly period ended September 30, 1997.
            (O) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1997, previously filed with the Commission.
            (Q) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1998.
            (R) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended September 30, 1998.
            (T) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1998, previously filed with the Commission.
            (U) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1999.
            (V)     Incorporated by reference from the Amendment No. 5 to
                    Schedule 13D filed with the Commission on September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.
            (W)     Incorporated by reference from the Amendment No. 6 to
                    Schedule 13D filed with the Commission on May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.
            (X) Incorporated by reference from the Company's Report on Form 10-KSB for the annual period ended December 31, 1999, previously filed with the Commission.
            (Y)     Incorporated by reference from the Amendment No. 7 to
                    Schedule 13D filed with the Commission on February 22, 2001 by United Breweries of America, Inc. and Vijay Mallya.
            + Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

No reports on Form 8-K were filed during the quarter for which this report is filed, however, because the Company received the audited consolidated financial statements of UBI, the Company filed an amended report on Form 8-K/A on April 11, 2001, describing more fully the Company's proposed acquisition of UBI, responsive to Item 2 of Form 8-K/A. The Company attached the audited consolidated financial statements of UBI for the years ended December 31, 1999 and 2000, and pro forma financial statements for the years ended December 31, 1999 and 2000.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:

                                   MENDOCINO BREWING COMPANY, INC.


Dated:  May 11, 2001               By:  /s/Yashpal Singh
                                      ------------------------------------------
                                       Yashpal Singh
                                       President



Dated:  May 11, 2001               By:  /s/N. Mahadevan
                                      ------------------------------------------
                                        N. Mahadevan
                                        Chief Financial Officer and Secretary