Form 10QSB
period 2001-06-30
MENDOCINO BREWING CO INC
filed 2001-08-14
CIK 919134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from                 to
                                            ---------------    --------------

                         Commission file number 1-13636


                         Mendocino Brewing Company, Inc.
        (Exact name of small business issuer as specified in its charter)


                California                                   68-0318293
(State or other  jurisdiction of incorporation              (IRS Employer
 or  organization)                                        Identification No.)



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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's common stock outstanding as of June 30, 2001 is 5,580,498.

                                     PART I

Item 1.  Financial Statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS

     Accounts receivable                                                           $1,660,200
     Inventories                                                                    1,206,700
     Prepaid expenses                                                                 283,800
     Deferred income taxes                                                             48,100
                                                                                 ------------
                           Total Current Assets:                                    3,198,800
                                                                                 ------------
PROPERTY AND EQUIPMENT                                                             13,735,400
                                                                                 ------------
OTHER ASSETS
     Deferred Income Taxes                                                          2,844,000
     Deposits and other Assets                                                        731,600
     Intangibles net of amortization
                                                                                      103,900
                           Total Other Assets:                                      3,679,500
                                                                                 ------------
                           Total Assets:                                          $20,613,700
                                                                                 ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Disbursements in excess of deposits                                             $119,400
     Accounts payable                                                               2,819,900
     Accrued liabilities                                                               85,600
     Accrued wages and related expense                                                176,800
     Income Taxes Payable
                                                                                        3,800
     Current maturities of obligation under capital lease                             335,200
     Current maturities of obligation under long-term debt                            430,700
                                                                                 ------------
                           Total Current Liabilities:                               3,971,400
LINE OF CREDIT
                                                                                    1,608,100
LONG TERM DEBT, less current maturities                                             3,083,000
OBLIGATIONS UNDER CAPITAL LEASE, less current maturities                            1,050,500
NOTES TO RELATED PARTY
                                                                                    1,686,300
                           Total Liabilities:                                      11,399,300
                                                                                 ------------
STOCKHOLDERS' EQUITY
     Preferred  stock,  Series A, no par  value,  with  aggregate  liquidation preference of $227,600; 227,600 shares authorized,  issued and
         outstanding                                                              $   227,600
     Common stock, no par value:  20,000,000 shares authorized, 5,580,498
        shares issued and outstanding                                              13,875,900
     Accumulated deficit                                                           (4,889,100)
                                                                                 ------------
                           Total Stockholders' Equity                               9,214,400
                                                                                 ------------

                           Total Liabilities and Stockholders' Equity:            $20,613,700
                                                                                 ============

   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               ------------------------------        -------------------------------
                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         June 30                                June 30
                                                               ------------------------------        -------------------------------
                                                                    2001              2000                 2001              2000
                                                                    ----              ----                 ----              ----
SALES                                                           $3,149,700         $2,660,400         $5,692,900         $4,730,600
LESS EXCISE TAXES                                                  178,900            150,900            327,100            272,500
                                                               -----------        -----------        -----------        -----------
NET SALES                                                        2,970,800          2,509,500          5,365,800          4,458,100
COST OF GOODS SOLD                                               1,940,500          1,446,800          3,531,100          2,865,700
                                                               -----------        -----------        -----------        -----------
GROSS PROFIT                                                     1,030,300          1,062,700          1,834,700          1,592,400
                                                               -----------        -----------        -----------        -----------
OPERATING EXPENSES
     Retail operating                                              125,200             94,500            234,600            192,400
     Marketing                                                     547,500            397,300            988,800            719,700
     General and administrative                                    339,000            337,900            809,900            682,100
                                                               -----------        -----------        -----------        -----------
                                                                 1,011,700            829,700          2,033,300          1,594,200
                                                               -----------        -----------        -----------        -----------
INCOME (LOSS) FROM OPERATIONS                                       18,600            233,000           (198,600)            (1,800)
                                                               -----------        -----------        -----------        -----------
OTHER INCOME (EXPENSE)
     Other income (expense)                                         10,400             29,200              9,700             43,000
     Interest expense                                             (223,000)          (226,600)          (443,900)          (458,400)
                                                               -----------        -----------        -----------        -----------
                                                                  (212,600)          (197,400)          (434,200)          (415,400)
                                                               -----------        -----------        -----------        -----------
INCOME (LOSS) BEFORE INCOME TAXES                                 (194,000)            35,600           (632,800)          (417,200)
PROVISION FOR (BENEFIT FROM) INCOME TAXES                               --              2,200            (76,000)             2,200
                                                               -----------        -----------        -----------        -----------
NET INCOME (LOSS)                                                $(194,000)           $33,400          $(556,800)         $(419,400)
                                                               ===========        ===========        ===========        ===========
BASIC EARNINGS (LOSS) PER SHARE                                     $(0.03)             $0.01             $(0.10)            $(0.08)
                                                               ===========        ===========        ===========        ===========
DILUTED EARNINGS (LOSS) PER SHARE                                   $(0.03)             $0.01             $(0.10)            $(0.08)
                                                               ===========        ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               ------------------------------        -------------------------------
                                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         June 30                                June 30
                                                               ------------------------------        -------------------------------
                                                                    2001              2000                 2001              2000
                                                                    ----              ----                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                           $(194,000)           $33,400          $(556,800)         $(419,400)
     Adjustments to reconcile net income (loss) to net
       cash from operating activities:
         Depreciation and amortization                             199,800            196,900            399,600            393,300
         Deferred income taxes                                          --                 --            (76,000)                --
     Changes in:
         Accounts receivable                                      (413,100)           (17,200)          (487,200)          (200,200)
         Inventories                                                46,000             13,500             (3,400)           175,800
         Prepaid expenses                                         (212,100)          (118,500)          (167,200)          (111,600)
         Deposits and other assets                                (152,600)           (14,500)          (378,500)            30,900
         Accounts payable                                          467,700            129,100            877,700            201,400
         Accrued wages and related expenses                          8,500             (1,000)            12,200            (27,800)
         Accrued liabilities                                        34,800            115,600           (105,100)           189,000
                                                                 ---------          ---------          ---------          ---------
                    Net cash from operating activities:           (215,000)           337,300           (484,700)           231,400
                                                                 ---------          ---------          ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold              (113,500)           (13,100)          (130,200)           (18,900)
       improvements
     Increase in intangibles                                            --           (129,300)                --           (192,000)
                                                                 ---------          ---------          ---------          ---------
                    Net cash from investing activities:           (113,500)          (142,400)          (130,200)          (210,900)
                                                                 ---------          ---------          ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from line of credit                              319,500              9,500            326,500            108,200
     Principal payments on long-term debt                          (93,300)           (87,300)          (175,200)          (174,100)
     Borrowings on long-term debt                                       --                 --                 --            310,000
     Payments on obligation under capital lease                     25,100            (62,100)           (44,800)          (148,100)
     Disbursements in excess of deposits                            42,900                 --            117,700             (9,600)
       Proceeds from notes payable to related parties               34,300                 --            390,700                 --
                                                                 ---------          ---------          ---------          ---------
                    Net cash from financing activities:            328,500           (139,900)           614,900             86,400
                                                                 ---------          ---------          ---------          ---------
INCREASE / (DECREASE) IN CASH                                           --             55,000                 --            106,900
                                                                 ---------          ---------          ---------          ---------
CASH, beginning of period                                                              51,900                 --                 --
                                                                                    ---------          ---------          ---------
CASH, end of period                                              $      --           $106,900          $      --           $106,900
                                                                 =========          =========          =========          =========
     Supplemental cash flow information includes the
       following:
       Cash paid during the period for:
         Interest                                                 $189,800           $193,200           $377,100           $385,100
                                                                 ---------          ---------          ---------          ---------


The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2 - Line of Credit

The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the Company's qualified accounts receivable and 60% of the company's inventory at an interest rate equal to the prime rate as published by Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $816,200 of the term loan was outstanding as of June 30, 2001. On November 20, 2000, the CIT Group agreed to increase the maximum limit of the line of credit by $100,000, subject to the condition that the increased limit has to be paid back in monthly installments of approximately $11,100 during the period from April 1, 2001 through December 1, 2001. In April 2001, CIT Group agreed to defer commencement of the monthly repayment installments of approximately $11,100 until September 2001. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of June 30, 2001, the total amount outstanding on the line of credit was approximately $2,513,200.

Note 3 - Long Term Debt and Notes to Related Parties

The Company has a note outstanding in the principal amount of $2,700,000, with interest at Treasury Constant Maturity Index for five year treasuries plus 4.17%, currently 10.00%. The note requires monthly payments of principal and interest of $24,400. The note matures in December 2012 with a balloon payment and is secured by real property located in Ukiah, California.

The Company has issued convertible notes in favor of United Breweries of America, Inc. ("UBA") in the amount of approximately $1,509,100 as of June 30, 2001. The Company issued another of such notes on July 1, 2001, bringing the total principal outstanding to approximately $1,515,400. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and mature 18 months from the date of the advance. The advances are unsecured and mature through December 2002. The notes are convertible at the option of UBA, to common stock at $1.50 per share upon maturity and thereafter. Interest accrued on the notes as of June 30, 2001, is approximately $171,000.

Note 4 - Income Taxes

The benefit from income taxes is due to the expected future benefit of carrying forward net operating losses and other timing differences. The Company's income tax benefit for the quarter is less than the Company's expected tax rate of 40%. The Company anticipates that the operating loss up to June 30 will decrease by income earned in subsequent quarters. The Company has recorded the benefit for income taxes based on the estimated year-end effective tax rate. No valuation allowance has been recorded on the Company's financial statements for the period ended June 30, 2001, as the Company's management believes that during the remainder of the current fiscal year, the Company will utilize the full amount of the net operating losses scheduled to expire in 2001.

As of June 30, 2001, the Company has available for carry-forward Federal, California and New York net operating losses. The losses will expire as follows:

                                                Net Operating Loss
                               -------------------------------------------------
      Date of Expiration         Federal           California         New York
      ------------------         -------           ----------         --------
            2001               $       --            $87,500         $       --
            2002                       --            761,200                 --
            2003                       --            961,200                 --
            2004                       --            694,700                 --
            2010                       --            276,400                 --
            2012                1,802,300                 --            251,500
            2018                2,758,800                 --            385,000
            2019                2,153,100                 --            290,300
            2020                  991,500                 --            137,900
                               ----------         ----------         ----------
                               $7,705,700         $2,781,000         $1,064,700
                               ==========         ==========         ==========

The Company also has $35,000 of California Manufactures Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007. The benefit from these loss carry-forwards and credits has been reported as a deferred tax asset.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns, including the future benefit of its carry-forwards. Temporary differences and carry-forwards which give rise to deferred tax assets and liabilities on June 30, 2001 are as follows:

     Accounts receivables allowance                                 $6,400
     Benefits from net operating loss carry forwards             3,037,500
     Inventory                                                       6,000
     Accruals                                                       38,700
     Depreciation and amortization                                (111,200)
     Other                                                         (85,300)

Note 5 -- Related party Transactions

On November 3, 2000, the company entered into a Share Purchase Agreement with Inversiones Mirabel, S.A. and Golden Eagle Trust, both of which are entities related to the Company's Chairman of the Board and Chief Executive Officer, Dr. Vijay Mallya, and its principal shareholder, UBA. Under the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of UBI which is the parent company of UBSN Ltd. The Company's shareholders approved the transaction in the annual meeting held on June 28, 2001, and the closing of the transaction occurred on August 13, 2001. In the transaction, the Company issued approximately 5,500,000 shares of the Company's common stock in exchange for the shares of UBI. UBI owns the distribution rights to the "Kingfisher" brand of beer in the United States. Because UBI is now a wholly-owned subsidiary of the Company, the Company now has the ability to brew "Kingfisher" brand beer in the United States, for distribution primarily in the United States.

The closing of the acquisition of UBI was originally scheduled to occur in the year 2000. However, the financial statements first provided to the Company by UBI and UBSN Ltd. were prepared in accordance with accounting standards as generally applied in the United Kingdom. It took longer than expected to conduct all of the required audits of UBI and UBSN Ltd. so that their financial statements are (i) consistent with United States accounting standards, and (ii) as required by the U.S. Securities and Exchange Commission.

The transaction described above is a related party transaction because the corporation that owned all of the shares of UBI is held by Golden Eagle Trust, which is controlled by fiduciaries who may exercise discretion in favor of Dr. Vijay Mallya, who is the Chairman and Chief Executive Officer of the Company. Dr. Mallya is also a member of the board of directors of UBSN Ltd. Golden Eagle Trust also owns a controlling interest in the Company's largest shareholder, UBA.

Additional information about this transaction is contained in the Company's 2001 Proxy Statement, which was filed with the Commission on May 11, 2001, and such information is incorporated herein by reference.

Note 6 - Net Income Per Common and Common Equivalent Share


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

                                                                   Three months ended                Six months ended
                                                                   ------------------                ----------------
                                                              6/30/2001        6/30/2000        6/30/2001         6/30/2000
                                                              -------------------------------------------------------------
       Basic net income (loss) per share
            Net income (loss)                                 $(194,000)         $33,400        $(556,800)        $(419,400)
                                                              =============================================================
            Weighted average common shares outstanding        5,580,498        5,530,117        5,580,498         5,530,117
                                                              =============================================================
       Basic net income (loss) per share                         $(0.03)           $0.01           $(0.10)           $(0.08)
                                                              =============================================================

       Diluted net income (loss) per share
            Net income (loss)                                 $(194,000)         $33,400        $(556,800)        $(419,400)
            Interest expense on convertible notes
            payable                                                              26,600
                                                              -------------------------------------------------------------
            Income for the purpose of computing
            diluted net income per share                      $(194,000)         $60,000        $(556,800)        $(419,400)
                                                              =============================================================
            Weighted average common shares outstanding        5,580,498        5,530,117        5,580,498         5,530,117
            Dilutive stock options                                                88,888               --
            Assumed conversion of convertible notes
            payable                                                              596,661
                                                              -------------------------------------------------------------
            Weighted average common shares outstanding
            for the purpose of computing diluted net
            income (loss) per share                           5,580,498        6,215,666        5,580,498         5,530,117
                                                              =============================================================
       Diluted net income (loss) per share                       $(0.03)           $0.01           $(0.10)           $(0.08)
                                                              =============================================================

Note 7 - Inventory

          Raw Materials                                       $555,200
          Beer-in-process                                      202,200
          Finished Goods                                       416,300
          Merchandise                                           33,000
                                                            ----------
                                                            $1,206,700

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto included as Item 1 of this Report. The discussion of results and trends does not necessarily imply that these results or trends will continue.

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-QSB contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, changes in the pricing environment for the Company's products, changes in demand for domestic craft beer, changes in customer preference for the Company's products, impact of competition, changes in distributor relationships or performance, changes in raw materials prices, changes in interest rates, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. Now that the Company's acquisition of UBI has been consummated, the following additional factors should be considered: changes in foreign currency exchange rates, changes in UBI's international beer business, and the domestic market's acceptance of the Company's new mix of products. In addition, the Company's statements could be affected by general industry and market conditions and growth rates, regulatory and legislative changes, and general foreign and domestic economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are valid as of the date of this filing.

Overview

During the second quarter, the Company launched Black Eye Ale, a blend of two of the Company's popular brands, Black Hawk Stout and Eye of the Hawk Select Ale, in 25 oz. Bottles. The Company also introduced a new packaging for an existing product, Blue Heron Pale Ale, which is now available in twelve-packs.

Now that the acquisition of UBI has been consummated, the Company intends to produce Kingfisher products in its Saratoga Springs facility. To facilitate production of Kingfisher Premium Lager Beer, the Company made necessary modifications to the layout of the facility in order to install a pasteurizer, and upgraded the equipment and laboratory.

Sales during the first six months of 2001 increased to 28,376 barrels from 23,398 barrels in the first six months of 2000. This represents an increase of 21% over the first six months of 2000 (measured in barrels). Of the total sales of 28,376 barrels, the sales out of the Ukiah facility amounted to 24,203 barrels and the sales out of the Saratoga Springs facility amounted to 4,173 barrels.

The Company ended the first six months of 2001 with a net loss of $556,800. Higher selling and marketing expenses, general and administrative expenses and cost of goods contributed to the net loss.

On February 12, 2001, UBA and the Company amended the line of credit agreement between them to increase the maximum amount of principal under the line of credit available to the Company from $1,200,000 to $1,600,000. Outstanding interest may cause the aggregate amount outstanding under the line of credit to exceed $1,600,000. As of July 1, 2001, the aggregate amount outstanding under the line of credit from UBA is approximately $1,686,300, including principal of approximately $1,515,400 and accrued interest of approximately $171,000.

Results of Operations

The following discussion sets forth information for the six-month periods ending June 30, 2001 and 2000. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Operations, as set forth above under "Financial Statements," for the periods indicated:

                                          --------------------------------------
                                                     Six Months Ended
                                                         June 30
                                          --------------------------------------
                                                  2001                    2000
    Statements of Operations Data:

Sales                                             106.10%               106.11%

Excise taxes                                        6.10                  6.11
                                          --------------        --------------

Net Sales                                         100.00                100.00

Cost of Goods Sold                                 65.81                 64.28
                                          --------------        --------------

Gross Profit                                       34.19                 35.72

Retail Operating Expense                            4.37                  4.32

Marketing Expense                                  18.43                 16.14

General and Administrative Expenses                15.09                 15.30
                                          --------------        --------------

Total Operating Expenses                           37.89                 35.76
                                          --------------        --------------

Loss from Operations                               (3.70)                (0.04)

Other Income                                        0.18                  0.96

Interest expense                                   (8.27)               (10.28)
                                          --------------

Loss before income taxes                          (11.79)                (9.36)

Benefit from income taxes                           1.41                 (0.05)
                                          --------------

Net Loss                                          (10.38)                (9.41)

Balance Sheet Data:

Cash                                      $           --              $106,900

Working Capital                                 (772,600)           (2,047,600)

Property and Equipment                        13,735,400            14,355,500

Deposits and Other Assets                      3,679,500             2,751,900

Total Assets                                  20,613,700            19,659,600

Long-term Debt                                 3,083,000             3,985,200

Obligation under capital lease                 1,050,500             1,236,600

Total Liabilities                             11,399,300             9,821,600

Shareholder's equity                           9,214,400             9,838,000


Net Sales. Net sales for the first six months of 2001 were $5,365,800 compared to $4,458,100 for the first six months of 2000, representing an increase of 16.92%. The sales volume increased to 28,376 barrels in the first six months of 2001 from 23,398 barrels in the first six months of 2000, representing an increase of 21.27%. Management attributes the increased sales of the Company's own brands to improved marketing strategies, including new point of sale materials and increased sales personnel. The Company has also achieved an increase in contract brewing operations since the corresponding period of 2000, and has begun brewing the products of Panorama Brewing Company. The increase in overall net sales during the first six months of

2001 was achieved mainly by higher wholesale shipments which represented an increase of $938,800 over the wholesale shipments during the first six months of 2000. The Company also benefited from a general increase in the price of its products, which was effected in the first quarter of 2001. In view of management's focus on wholesale beer sales, retail sales for the first six months of 2001 showed only a minimal increase of $23,500 over the first six months of 2000.

Cost of Goods Sold. Cost of goods sold as a percentage of net sales during the first six months of 2001 was 65.81%, as compared to 64.28% during the first six months of 2000, representing an increase of 1.53%. During the first six months of 2001, the Company shipped approximately 4,400 more barrels (approximately 60,800 more cases) of beer packaged in bottles than it did in the corresponding period of 2000. Packaging costs increased because the cost of packaging bottled beer is much higher than the cost of packaging keg beer. The Company also incurred increased costs in connection with the introduction of new packaging and products. Therefore as a percentage of net sales, during the first six months of 2001, labor costs increased from 10.19% in 2000, to 11.29% in 2001.

As a percentage of net sales, during the first six months of 2001, depreciation decreased from 7.76% in 2000 to 6.46% in 2001, insurance increased from 1.18% in 2000 to 1.25% in 2001, other manufacturing expenses increased from 4.60% in 2000 to 4.70% in 2001, thereby contributing to the overall increase of 1.53% of the cost of goods sold as a percentage of net sales, as compared to the first six months of 2000. Also, mainly because of energy surcharges, utilities increased from 3.46% in 2000 to 4.19% in 2001.

Gross Profit. As a result of the higher net sales described above, gross profit for the first six months of 2001 increased to $1,834,700, from $1,592,400 for the comparable period of 2000, representing an increase of 15%. As a percentage of net sales, because of the increase in cost of goods sold as discussed above, the gross profit during the first six months of 2001 decreased to 34.19% from that of 35.72% for the corresponding period of 2000.

Operating Expenses. Operating expenses for the first six months of 2001 were $2,033,300, as compared to $1,594,200 for the first six months of 2000, representing an increase of 27.54%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

Retail operating expenses for the first six months of 2001 were $234,600, representing an increase of $42,200, or 21.93%, from the first six months of 2000. As a percentage of net sales, retail operating expenses increased to 4.37% as compared to 4.32% for the first six months of 2000. The increase in retail operating expenses consisted mainly of increases in labor expenses totaling $39,100, and in other expenses of $3,100, which management generally attribute to the aggregate increase in sales and the increased hours of operation of the tasting room in Saratoga Springs.

Marketing and distribution expenses for the first six months of 2001 were $988,800, representing an increase of $269,100, or 37.39%, from the first six months of 2001. As a percentage of net sales, marketing and distribution expenses represented 18.43% as compared to 16.14% during the first six months of 2000. Compared to the first six months of 2000, marketing and sales labor increased by $102,200 because of the growth in the Company's sales force. The Company committed to an aggressive product promotion during the first six months of 2001, therefore as compared to the corresponding period of 2001, media and advertising increased by $26,200, sales promotions expenses increased by $83,700, and point of sale expenses increased by $12,900. Other increases are as follows: telephone expenses increased by $2,400; freight increased by $15,700; travel, entertainment and sampling increased by $23,000; and other expenses increased by $3,000.

General and administrative expenses were $809,900, representing an increase of $127,800 from the first six months of 2000. As a percentage of net sales, the general and administrative expenses were 15.09% for the first six months of 2001, as compared to 15.30% for the first six months of 2000. Other increases in expenses, generally caused by the Company's overall increase in operations are as follows: salaries increased by $30,900; accounting and audit fee increased by $30,500; travel and entertainment increased by $17,500; legal fees increased by $14,800; telephone expenses increased by $7,800; taxes and fees increased by $9,100; loan and lease fees increased by $7,200; bank charges increased by $5,100 and net miscellaneous expenses increased by $4,900.

Other Income (Expenses). Other expenses for the first six months of 2001 totaled $434,200, representing an increase of $18,800 when compared to the first six months of 2000. Interest expenses decreased by $14,500 and miscellaneous income decreased by $33,300. The large decrease in miscellaneous income results mainly from the inclusion of two non-recurring items in the previous year's miscellaneous income: $26,400 in fire insurance proceeds and $11,400 in returned builder fees from the City of Ukiah.

Loss Before Income Taxes. The loss before income tax for the first six months of 2001 was $632,700 as compared to $417,200 for the corresponding period of 2000. As a percentage of net sales, the net loss before income taxes increased to 11.79% during the first six months of 2001 as compared to 9.36% for the first six months of 2000.

Benefit From Income Taxes. The Company has recorded a benefit for income taxes of $76,000 based on its estimated year-end tax rate. As of June 30, 2001, the Company has approximately $7,705,700, $2,781,000, and $1,064,700 of Federal, California and New York net operating losses, respectively, available to carry forward. Of the Federal and New York net operating losses, approximately $2,053,800 will expire in 2012, and the remainder will expire through 2020. The California net operating losses expire beginning in 2001 and will continue to expire through 2005. Although management believes that based on current projections, the Company will utilize all of the net operating losses which are scheduled to expire at the end of the current fiscal year, if the Company's actual future performance does not meet expected levels, it is possible that a portion of those losses may expire. The Company also has $35,000 of California Manufactures Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007. Management believes that the Company will utilize the deferred tax assets in the ordinary course of business prior to any of the losses or credit reaching their expiration dates based on the following factors:

o Changes implemented by the Company have resulted in the annual loss before income taxes being reduced by 25% from 1998 to 1999, from $2,701,100 to $2,035,800; and 58% from 1999 to 2000, from $2,035,800 to $856,600.

o For California income tax purposes, significant book to tax temporary differences will result in additional taxable income of $300,000 per year for the next four years.

o The Company acquired United Breweries International (UK) Limited ("UBI"), a United Kingdom company, that owns a distributorship of Kingfisher Lager in the United Kingdom, Europe and other markets, and has the exclusive brewing and distribution rights to Kingfisher Lager in the United States. The Company finalized the transaction, on August 13, 2001, and may now begin production and distribution of Kingfisher Lager. UBI had profitable operations in the six months ended June 30, 2001, and the years ended December 31, 2000 and 1999, and also generated positive cash flows for the periods then ended. The Company anticipates that, it will use the excess cash flow from the operations of UBI to reduce the Company's outstanding debt and reduce interest expense.

o The Company may undertake a private placement of securities. A portion of the proceeds of the private placement could potentially be used to pay off debt, thereby decreasing interest expense.

Net Loss. The net loss for the first six months of 2001 was $556,800, as compared to $419,400 for the first six months of 2000. As a percentage of net sales, the net loss for the first six months of 2001 increased to 10.38%, as compared to 9.41% for the first six months of 2000.

Segment Information

Mendocino Brewing Company, Inc.'s business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 95% of the Company's gross sales for the first six months of 2001. The second segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 5% of the Company's total gross sales during the first six months of 2001.

With combined expanded wholesale beer production in the brewing operation, especially once the proposed acquisition of UBI is completed, management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

The  Company's   business   segments  are  brewing   operations   and  a  retail
establishment known as the Hopland Brewery. A summary of each segment is as follows:

                                                                Six Months Ended June 30, 2001
                                               --------------------------------------------------------------------
                                                 Brewing             Retail           Corporate
                                               Operations          Operations         And Other           Total
                                               --------------------------------------------------------------------
Sales                                          $5,426,100            $266,800         $     --           $5,692,900
Operating Profit/(Loss)                          (162,600)            (36,000)              --             (198,600)
Identifiable Assets                            14,866,818              75,282          5,671,600         20,613,700
Depreciation and amortization                     346,762               3,618             41,825            392,205
Capital Expenditures                              115,749                --               14,500            130,249



                                                                 Six Months Ended June 30, 2000
                                               --------------------------------------------------------------------
                                                Brewing           Retail Operations    Corporate
                                               Operations                              and Other           Total
                                               --------------------------------------------------------------------
Sales                                          $4,475,400            $255,200        $     --          $4,730,600
Operating Loss                                     26,900             (28,700)             --              (1,800)
Identifiable Assets                            15,267,100              81,300         4,311,200        19,659,600
Depreciation and amortization                     354,800               3,200            35,300           393,300
Capital Expenditures                                9,000               5,600             4,300            18,900


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

The Company's anticipates that its acquisition of UBI will add positive cash flow and financial strength to the Company, thereby allowing the Company to pursue the completion of the planned construction. The management is planning to approach the City authorities for their approval of modifications to the original plan and complete the pending jobs during the year 2001 and obtain the final certificate of occupancy from the City authorities by the end of the year 2001.

Completion of construction is a condition to the issuance of a final certificate of occupancy. Failure to complete construction and obtain a final certificate of occupancy could have a material adverse effect on the Company's business, financial condition, and results of operations, because of, among other reasons, increased administrative burdens and costs.


Liquidity and Capital Resources

Long Term Debt. Mendocino Brewing has obtained a $2.7 million long-term loan secured by a first priority deed of trust on the Ukiah land and improvements. The loan is payable in monthly installments of approximately $24,400 including interest at the Treasury Constant Maturity Index plus 4.17%, currently 10%, maturing December 2012 with a balloon payment in the amount of $1,872,300. This loan is secured by some of the assets of the Company (other than the Releta facility), including, without limitation, a first priority deed of trust on the Ukiah land and improvements, fixtures, and most of the equipment of the Company.

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

The terms of the 1999 Facility were amended during 2000 to increase the maximum amount of principal available to the Company to $1,200,000, and were amended again in early 2001 to increase the maximum amount of principal available to the Company to $1,600,000. The interest which accrues on the outstanding principal may cause the aggregate amount outstanding to exceed $1,600,000. The Company has made draws on the credit facility during 2001, bringing the outstanding principal and interest accrued thereon to $1,686,300 as of July 1, 2001, which corresponds to UBA's right to acquire up to 1,124,228 shares of the Company's common stock.

Equipment Lease. FINOVA Capital Corporation ("FINOVA") leased new brewing equipment with a total cost of approximately $1.78 million to Mendocino Brewing for a term of 7 years (beginning December 1996) with monthly rental payments of approximately $27,100 each. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% nor more than 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at approximately $39,000 per month with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable. The Company received notice that FINOVA has filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code, and has submitted a plan of reorganization for consideration and approval. The Company does not have any indication at this time of how the filing will affect the relationship between the Company and FINOVA, if at all.

Credit Facilities. The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $890,400 of the term loan was outstanding as of March 31, 2001. On November 20, 2000, the CIT Group had agreed to increase the borrowing limit by $100,000, subject to the condition that the increased limit has to be paid back in monthly installments of approximately $11,100 during the period from April 1, 2001 through December 1, 2001. In April of 2001, the CIT Group agreed to defer the commencement of the monthly repayments to September of this year. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of June 30, 2001, the total amount outstanding on the line of credit was approximately $2,513,200.

On June 25, 2001, Savings Bank of Mendocino County ("SBMC") extended a revolving line of credit to the Company, secured by the existing securities of the Company which were then held by SBMC, and by a personal guarantee by Dr. Mallya. This credit facility matures on August 25, 2001.

The rate of interest on the facility is the adjusted base commercial rate of SBMC on the first and fifteenth day of each month, plus one percent, currently 8%. As of the date of this filing, the Company has drawn $200,000 in principal on the line of credit.

Interest. The weighted average interest rates paid on the Company's debts (including the long term capital lease of equipment by FINOVA Capital Corporation Inc.) was 9.73% for the first six months of the year 2001 and 10.70% for the corresponding period of the year 2000.

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

Current Ratio. The Company's ratio of current assets to current liabilities on June 30, 2001 was 0.81 to 1.0 and its ratio of total assets to total liabilities was 1.81 to 1.0. On June 30, 2000, the Company's ratio of current assets to current liabilities was 0.83 to 1.0 and its ratio of total assets to total liabilities was 1.98 to 1.0

Impact of Expansion on Cash Flow. The Company must make timely payment of its debt and lease commitments to continue in operation. Unused capacity at the Ukiah and Saratoga Springs facilities has placed additional demands on the Company's working capital. Beginning approximately with the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. UBA agreed to provide a loan of up to $2 million for working capital purposes. In addition, pursuant to the Investment Agreement dated October 24, 1997, between the Company and UBA, UBA agreed to provide, directly or indirectly, funding for the working capital requirements of the Releta facility in the amount of $1 million until October 24, 1999 or until the brewery's operations are profitable, whichever comes first. UBA, through its affiliated entities, has fulfilled this obligation by facilitating the CIT Group/Credit Finance $3 million loan transaction. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities. However, there can be no assurances that the Company will have access to any such sources of funds in the future, and the inability to secure sufficient funds could be expected to have a material adverse effect on the Company.


Acquisition of UBSN

On November 3, 2000, the company entered into a Share Purchase Agreement with Inversiones Mirabel, S.A. and Golden Eagle Trust, both of which are entities related to the Company's Chairman of the Board and Chief Executive Officer, Dr. Vijay Mallya, and its principal shareholder, UBA. The Share Purchase Agreement was approved by the Company's shareholders on June 28, 2001, and the transaction was consummated on August 13, 2001. Under the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of UBI which is the parent company of UBSN Ltd. In the transaction, the Company issued approximately 5,500,000 shares of the Company's common stock in exchange for the shares of UBI. UBI owns the distribution rights to the "Kingfisher" brand of beer in the United States. Because UBI is now a wholly-owned subsidiary of the Company, the Company now has the ability to brew "Kingfisher" brand beer in the United States.

The closing of the acquisition of UBI was originally scheduled to occur in the year 2000. However, the financial statements first provided to the Company by UBI and UBSN Ltd. were prepared in accordance with accounting standards as generally applied in the United Kingdom. It took longer than expected to conduct all of the required audits of UBI and UBSN Ltd. so that their financial statements are (i) consistent with United States accounting standards, and (ii) as required by the U.S. Securities and Exchange Commission.

The transaction described above is a related party transaction because the corporation that owned all of the shares of UBI is held by Golden Eagle Trust, which is controlled by fiduciaries who may exercise discretion in favor of Dr. Vijay Mallya, who is the Chairman and Chief Executive Officer of the Company. Dr. Mallya is also a member of the board of directors of UBSN Ltd. Golden Eagle Trust also owns a controlling interest in the Company's largest shareholder, UBA.

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

Item 2.  Changes in Securities.

At the Annual Meeting of the Shareholders of the Company held on June 28, 2001, the Company's shareholders approved the adoption of Amended and Restated Articles of Incorporation (the "Amended Articles") to replace the Company's then existing Articles of Incorporation. The Amended Articles changed the Company's then existing Articles of Incorporation in the following ways: (1) the authorized number of shares of the Company's common stock have been increased from 20,000,000 to 30,000,000 shares; (2) the authorized number of the Company's preferred stock have been increased from 2,000,000 to 10,000,000 shares; and (3) the Company's Board of Directors is permitted to create and issue one or more series of preferred stock which would have voting rights and /or the right to share in the Company's assets in the event of liquidation or dissolution of the Company. The Amended Articles did not change the rights, preferences, or restrictions of any of the Company's outstanding stock.

Item 3.  Default Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the Shareholders of the Company held June 28, 2001, the holders of the Company's common stock voted upon all of the following Proposals. The holders of the Company's preferred stock voted upon Proposal 5, the sole Proposal upon which they were eligible to vote.

Proposal 1. To approve a Share Purchase Agreement dated November 3, 2000, between the Company, Inversiones Mirabel, S.A. and Golden Eagle Trust, and the transactions contemplated thereby.

For                 4,662,738
Against                85,110
Abstain                11,395
Non Vote              353,338

Proposal 2. To amend the Company's Bylaws to allow for the election of up to nine Directors.

For                 5,020,790
Against                80,844
Abstain                10,947
Non Vote                    0

Proposal 3.  Election of Directors

                           For                           Authority Withheld

Vijay Mallya               5,018,906                     93,675
Michael Laybourn           5,031,506                     81,075
Robert Neame               5,031,306                     81,275
Kent D. Price              5,031,506                     81,075
Sury Rao Palamand          5,018,881                     93,700
Jerome Merchant            5,031,381                     81,200
Yashpal Singh              5,018,881                     93,700
David Townshend            4,999,331                    113,250

Proposal 4. To approve an amendment to the Company's 1994 Stock Option Plan, increasing the number of shares for which options may be granted under the Plan to 1,000,000 shares.

For                 4,594,952
Against               134,636
Abstain                29,655
Non Vote              353,338

Proposal 5. To approve an amendment to the Company's Articles of Incorporation, increasing the authorized number of shares of the Company's common stock from 20,000,000 to 30,000,000 shares, increasing the authorized number of shares of the Company's preferred stock from 2,000,000 to 10,000,000 shares, and making certain other changes.

Common Stock

For                 4,614,398
Against               113,200
Abstain                31,645
Non Vote              353,338

Preferred Stock

For                   140,850
Against                23,900
Abstain                 5,900
Non Vote                    0

Proposal 6. To ratify the appointment of Moss Adams, LLP as independent auditors of the Company for the current fiscal year.

For                 5,063,562
Against                29,681
Abstain                19,338
Non Vote                    0

Item 5.  Other Items.

None.

Item 6.  Exhibits and Reports on Form 8-K.

   Exhibit
   Number         Description of Document
   ------         -----------------------
     3.1          Articles of Incorporation, as amended, of the Company.
     3.2     (B)  Bylaws of the Company
     4.1          Articles 5 and 6 of the Articles of Incorporation, as amended, of the Company (Reference is made to
                  Exhibit 3.1).
     4.2          Article 10 of the Restated Articles of Incorporation, as amended, of the Company (Reference is made to Exhibit 3.2).
    10.1     (A)  Mendocino Brewing Company Profit Sharing Plan.
    10.2     (A)  1994 Stock Option Plan (previously filed as Exhibit 99.6).
    10.4     (A)  Wholesale Distribution Agreement between the Company and Bay Area Distributing.
    10.5     (A)  Wholesale Distribution Agreement between the Company and Golden Gate Distributing.
    10.6     (A)  Sales Contract between the Company and John I. Hass, Inc.
    10.7     (F)  Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.

   Exhibit
   Number         Description of Document
   ------         -----------------------
    10.8     (A)  Lease Agreement between the Company and Kohn Properties.
    10.9     (C)  Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
    10.15    (N)  Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company, LLC.
    10.16    (M)  Agreement between United Breweries of America, Inc. and Releta Brewing Company, LLC regarding payment of certain liens.
    10.17    (K)+ Keg Management Agreement with MicroStar Keg Management LLC.
    10.18    (E)  Agreement to Implement  Condition of Approval No. 37 of the Site  Development  Permit  95-19 with the City of
                  Ukiah, California (previously filed as Exhibit 19.6).
    10.19    (G)  Manufacturing Business Expansion and Relocation Agreement with the City of Ukiah.
    10.20    (G)  Manufacturing Business Expansion and Relocation Agreement with the Ukiah Redevelopment Agency.
    10.21    (O)  $2,700,000 Note in favor of the Savings Bank of Mendocino County.
    10.22    (O)  Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
    10.23    (J)  Equipment Lease with FINOVA Capital Corporation.
    10.24    (J)  Tri-Election Rider to Equipment Lease with FINOVA Capital Corporation.
    10.25    (J)  Master Lease Schedule with FINOVA Capital Corporation.
    10.26    (L)  Investment Agreement with United Breweries of America, Inc.
    10.27    (L)  Shareholders' Agreement Among the Company, United Breweries of America, Inc., H. Michael Laybourn,
                  Norman Franks,  Michael  Lovett,  John Scahill,  and Don Barkley.
    10.28    (L)  Registration Rights Agreement Among the Company, United Breweries of America, Inc.,
                  H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
    10.29    (Q)  Indemnification Agreement with Vijay Mallya.
    10.30    (Q)  Indemnification Agreement with Michael Laybourn.
    10.31    (Q)  Indemnification Agreement with Jerome Merchant.
    10.32    (Q)  Indemnification Agreement with Yashpal Singh.
    10.33    (Q)  Indemnification Agreement with P.A. Murali.
    10.34    (Q)  Indemnification Agreement with Robert Neame.
    10.35    (Q)  Indemnification Agreement with Sury Rao Palamand.
    10.36    (Q)  Indemnification Agreement with Kent Price.
    10.37    (R)  Loan and Security Agreement between the Company, Releta Brewing Company LLC and The CIT
                  Group/Credit Finance, Inc. regarding a $3,000,000 maximum line of credit.
    10.38    (R)  Patent, Trademark and License Mortgage by the Company in favor of The CIT Group/Credit Finance, Inc.
    10.39    (R)  Patent, Trademark and License Mortgage by Releta Brewing Company LLC in favor of The CIT
                  Group/Credit Finance, Inc.
    10.41    (U)  Employment Agreement with Yashpal Singh.
    10.42    (U)  Employment Agreement with P.A. Murali.
    10.43    (V)  Master Loan Agreement between the Company and the United Breweries of America, Inc.
    10.44    (V)  Convertible Note in favor of the United Breweries of America, Inc dated September 7, 1999.
    10.45    (W)  First Amendment to Master Loan Agreement between the Company and the United Breweries of America
                  Inc.
    10.46    (W)  Convertible Note in favor of the United Breweries of America Inc. dated November 12, 1999.

   Exhibit
   Number         Description of Document
   ------         -----------------------
    10.47    (W)  Convertible Note in favor of the United Breweries of America Inc. dated December 17, 1999.
    10.48    (W)  Convertible Note in favor of the United Breweries of America Inc. dated December 31, 1999.
    10.49    (W)  Convertible Note in favor of the United Breweries of America Inc. dated February 16, 2000.
    10.50    (W)  Convertible Note in favor of the United Breweries of America Inc. dated February 17, 2000.
    10.51    (W)  Convertible Note in favor of the United Breweries of America Inc. dated April 28, 2000.
    10.52    (W)  First Amendment to Master Loan Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000.
    10.53    (Y)  Convertible Note in favor of the United Breweries of America, Inc. dated September 11, 2000.
    10.54    (Y)  Convertible Note in favor of the United Breweries of America, Inc. dated September 30, 2000.
    10.55    (Y)  Convertible Note in favor of the United Breweries of America, Inc. dated December 31, 2000.
    10.56    (Y)  Convertible Note in favor of the United Breweries of America, Inc. dated February 12, 2001.
    10.57         Convertible Note in favor of the United Breweries of America, Inc. dated July 1, 2001

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

             (U) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended June 30, 1999.

   Exhibit
   Number         Description of Document
   ------         -----------------------
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

                                          REGISTRANT:

                                          MENDOCINO BREWING COMPANY, INC.


Dated:  August 13, 2001                   By: /s/ Yashpal Singh
                                              ----------------------------------
                                                 Yashpal Singh
                                                 President



Dated:  August 13, 2001                   By: /s/ N. Mahadevan
                                              ----------------------------------
                                                 N. Mahadevan
                                                 Chief Financial Officer and
                                                 Secretary

Exhibit                                                                Page
-------                                                                ----

3.1      Amended and Restated Articles of Incorporation
         of Mendocino Brewing Company, Inc.                              1

10.57    Convertible Note in favor of the United Breweries
         of America, Inc. dated July 1, 2001                             1