Form 10QSB
period 2001-09-30
MENDOCINO BREWING CO INC
filed 2001-11-14
CIK 919134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from       to
                                                       -----    -----

                         Commission file number 1-13636

                         Mendocino Brewing Company, Inc.
        (Exact name of small business issuer as specified in its charter)

                      California                                             68-0318293
(State or other  jurisdiction of incorporation  or  organization)  (IRS EmployerIdentification No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's common stock outstanding as of September 30, 2001 is 11,070,728.

                                     PART I

Item 1. Financial Statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (Unaudited)

                                   ASSETS
CURRENT ASSETS
     Cash                                                                                     $   123,200
     Accounts receivable                                                                        5,507,400
     Inventories                                                                                1,211,600
     Prepaid expenses                                                                             287,700
     Deferred income taxes                                                                         48,100
                                                                                              -----------
                           Total Current Assets:                                                7,178,000
                                                                                              -----------
PROPERTY AND EQUIPMENT                                                                         14,693,600
                                                                                              -----------
OTHER ASSETS
     Deferred Income Taxes                                                                      2,768,000
     Deposits and other Assets                                                                     73,600
     Intangibles net of amortization
                                                                                                  129,500
                           Total Other Assets:                                                  2,971,100
                                                                                              -----------
                           Total Assets:                                                      $24,842,700
                                                                                              ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of Credit                                                                           $ 3,925,000
     Accounts payable                                                                           4,744,000
     Accrued liabilities                                                                          745,000
     Accrued wages and related expense                                                            183,100
     Income Taxes Payable                                                                         261,000
     Current maturities of obligation under long-term debt and Leases                             577,400
                                                                                              -----------
                           Total Current Liabilities:                                          10,435,500
LONG TERM DEBT, AND CAPITAL LEASES less current maturities                                      3,333,000
NOTES TO RELATED PARTY
                                                                                                1,717,200
                           Total Liabilities:                                                  15,485,700
                                                                                              -----------
STOCKHOLDERS' EQUITY
     Preferred  stock,  Series A, no par  value,  with  aggregate  liquidation preference of $227,600; 227,600 shares authorized,  issued and
        outstanding                                                                               227,600
     Common stock, no par value:  20,000,000 shares authorized, 5,580,498 shares issued and
        outstanding                                                                            14,907,400
     Other Comprehensive Income                                                                    48,400
     Accumulated deficit                                                                       (5,826,400)
                                                                                              -----------
                           Total Stockholders' Equity                                           9,357,000
                                                                                              -----------

                           Total Liabilities and Stockholders' Equity:                        $24,842,700
                                                                                              ===========

   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            -------------------------    --------------------------
                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   September 30                  September 30
                                            -------------------------    --------------------------
                                                2001          2000           2001          2000
                                            -----------    ----------    -----------    -----------
NET SALES                                     6,314,700     6,002,700     17,609,300     16,394,600
COST OF GOODS SOLD                            4,229,900     3,801,100     11,662,600     10,507,200
                                            -----------    ----------    -----------    -----------
GROSS PROFIT                                  2,084,800     2,201,600      5,946,700      5,887,400
                                            -----------    ----------    -----------    -----------
OPERATING EXPENSES
     Retail Operating Expenses                  127,600       117,200        362,200        309,600
     Marketing                                1,110,600     1,091,300      3,322,700      3,071,100
     General and administrative                 644,400       554,500      2,008,600      1,697,300
                                            -----------    ----------    -----------    -----------
                                              1,882,600     1,763,000      5,693,500      5,078,000
                                            -----------    ----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS                   202,200       438,600        253,200        809,400
                                            -----------    ----------    -----------    -----------
OTHER INCOME (EXPENSE)
     Other income (expense)                       6,400        27,700         16,100         21,700
     Acquisition Expenses                      (808,200)                    (808,200)
     Interest expense                          (211,600)     (226,400)      (691,900)      (734,400)
                                            -----------    ----------    -----------    -----------
                                             (1,013,400)     (198,700)    (1,484,000)      (712,700)
                                            -----------    ----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES              (811,200)      239,900     (1,230,800)        96,700

PROVISION FOR (BENEFIT FROM) INCOME TAXES       123,900       (77,900)       123,500       (154,200)
                                            -----------    ----------    -----------    -----------
NET INCOME (LOSS)                           $  (935,100)   $  317,800    $(1,354,300)   $   250,900
                                            ===========    ==========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          ----------------------    --------------------------
                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               September 30                September 30
                                                          ----------------------    --------------------------
                                                            2001         2000          2001           2000
                                                          ---------    ---------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                    $(935,100)   $ 317,800    $(1,354,300)   $   250,900
     Adjustments to reconcile net income (loss) to net
       cash from operating activities:
         Depreciation and amortization                      274,000      211,500        809,500        871,500
         Deferred income taxes                               76,000     (156,400)            --       (156,400)
         Stock issued for services                            8,600        7,000          8,600          7,000
         Gain on disposal of fixed assets                                (26,000)            --        (29,400)
     Changes in:
         Accounts receivable                                 97,700     (445,500)      (207,900)       209,600
         Inventories                                         34,000     (106,800)       128,100         44,800
         Prepaid expenses                                    (3,900)      (3,100)      (171,100)      (114,700)
         Deposits and other assets                          658,000      (50,000)       279,500        (19,100)
         Accounts payable                                  (115,100)     309,800        706,600         28,300
         Accrued wages and related expenses                   6,300      (17,100)        18,500        (44,900)
         Accrued liabilities                                566,400     (233,200)       (36,500)       176,900
                                                          ---------    ---------    -----------    -----------
                    Net cash from operating activities:     666,900     (192,000)       181,000      1,224,500
                                                          ---------    ---------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold       (382,300)     (14,800)      (641,500)      (311,600)
       improvements
     Proceeds from sale of fixed assets                          --       51,600             --         57,800
     Increase in intangibles                                     --      (36,900)            --       (228,900)
                                                          ---------    ---------    -----------    -----------
                    Net cash from investing activities:    (382,300)        (100)      (641,500)      (482,700)
                                                          ---------    ---------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on line of credit                       (53,900)      23,900        355,000       (870,000)
     Principal payments on long-term debt                   (85,100)     (76,800)      (260,300)      (250,900)
     Borrowings on long-term debt                                --      315,100             --        625,100
     Payments on obligation under capital lease             (73,000)     (73,700)      (117,800)      (221,800)
     Purchase of common stock (Dissenter's Right)           (18,100)          --        (18,100)            --
     Proceeds from notes payable to related parties          30,900           --        421,600             --
     Translation adjustment                                   2,700       (3,900)        (5,000)         3,300
                                                          ---------    ---------    -----------    -----------
                    Net cash from financing activities:    (196,500)     184,600        375,400       (714,300)
                                                          ---------    ---------    -----------    -----------
INCREASE/(DECREASE) IN CASH                                  88,100       (7,500)       (85,100)        27,500
                                                          ---------    ---------    -----------    -----------
CASH, beginning of period                                    35,100      263,300        208,300        228,300
                                                          ---------    ---------    -----------    -----------
CASH, end of period                                       $ 123,200    $ 255,800    $   123,200    $   255,800
                                                          =========    =========    ===========    ===========
     Supplemental cash flow information
       includes the following:
       Cash paid during the period for:
         Interest                                         $ 180,800    $ 213,600    $   594,300    $   649,400
                                                          ---------    ---------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. During the quarter, the Company acquired all the outstanding stock of United Breweries International, Ltd., ("UBI"). Both UBI and the Company are under common control and the acquisition was required to be reported as-if it were a pooling of interest combination. The consolidated financial statements have been presented on the assumption that the acquisition of this wholly owned subsidiary had occurred on January 1, 2000. All prior years' financial information has been retroactively restated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2 - Line of Credit

The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the Company's qualified accounts receivable and 60% of the company's inventory at an interest rate equal to the prime rate as published by Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Mendocino Brewing Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, a second deed of trust on the Company's Ukiah land improvements and the assets of UBI. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $742,000 of the term loan was outstanding as of September 30, 2001. On November 20, 2000, the CIT Group agreed to increase the maximum limit of the line of credit by $100,000, subject to the condition that the increased limit must be paid back in monthly installments of approximately $11,100 during the period from April 1, 2001 through December 1, 2001. In April 2001, CIT Group agreed to defer commencement of the monthly repayment installments of approximately $11,100 until September 2001. CIT Group has increased the line of credit by $170,000 to enable the company to acquire and refurbish bottling line equipment in order to enhance the Company's capacity. The company has drawn $100,000 against this increase. The Company intends to repay the amount of the increase once the refurbished machinery is installed and the purchase is refinanced through an existing line of credit. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of September 30, 2001, the total amount outstanding on the line of credit was approximately $2,458,500.

Necor Bank Limited, a South African registered company, has provided UBSN Ltd. with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility is secured by a fixed and floating currency charge over all of the assets of UBSN Ltd. The amount outstanding on this line of credit as of September 30, 2001, was approximately $1,181,600.

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

The Company has issued convertible notes in favor of United Breweries of America, Inc. ("UBA") in the amount of approximately $1,515,400 as of September 30, 2001. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and mature 18 months from the date of the advance. The advances are unsecured and mature through December 2002. The notes are convertible at the option of UBA, to common stock at $1.50 per share upon maturity and thereafter. Interest accrued on the notes as of September 30, 2001, is approximately $201,800.

On June 25, 2001, Savings Bank of Mendocino County ("SBMC") extended a revolving line of credit to the Company, secured by the existing securities of the Company which were then held by SBMC, and by a personal guarantee by Dr. Mallya. This credit facility matured on October 12, 2001. The rate of interest on the facility is the adjusted base commercial rate of SBMC on the first and fifteenth day of each month, plus one percent, currently 8%. The Company has drawn $250,000 in principal on the line of credit. As of the date of this filing, the Company has remitted payment in the amount equal to the outstanding principal and interest to SBMC and awaits confirmation of the payment in full.

Note 4 - Income Taxes

The Company has recorded a valuation allowance of $600,000 of federal and state net operating loss carryforwards. There is some uncertainty that the Company will be able to generate sufficient taxable income to utilize all the deferred tax assets. The Company is considering and implementing various strategies to bring the business toward profitability such as reducing debt, improving efficiency, possible debt conversion, and a possible private placement of preferred stock. The Company believes that if all the above strategies are effective, it is likely that they will generate sufficient profits in the future to utilize all the deferred tax assets.

As of September 30, 2001, the Company has available for carry-forward Federal, California and New York net operating losses. The losses will expire as follows:

                               Net Operating Loss
                      ----------------------------------------
Date of Expiration      Federal      California      New York
------------------    ----------     ----------     ----------
      2001            $       --     $   87,500     $       --
      2002                    --        761,200             --
      2003                    --        961,200             --
      2004                    --        694,700             --
      2010                    --        276,400             --
      2012             1,802,300             --        251,500
      2018             2,758,800             --        385,000
      2019             2,153,100             --        290,300
      2020               991,500             --        137,900
                      ----------     ----------     ----------
                      $7,705,700     $2,781,000     $1,064,700
                      ==========     ==========     ==========

The Company also has $35,000 of California Manufactures Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007. The benefit from these loss carry-forwards and credits has been reported as a deferred tax asset.

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns, including the future benefit of its carry-forwards. Temporary differences and carry-forwards which give rise to deferred tax assets and liabilities on September 30, 2001, are as follows:

     Accounts receivables allowance                        $    6,400
     Benefits from net operating loss carry forwards        3,561,500
     Inventory                                                  6,000
     Accruals                                                  38,700
     Valuation allowance                                     (600,000)
     Depreciation and amortization                           (111,200)
     Other                                                    (85,300)

Note 5 -- Related party Transactions

On November 3, 2000, the company entered into a Share Purchase Agreement with Inversiones Mirabel, S.A. and Golden Eagle Trust, both of which are entities related to the Company's Chairman of the Board and Chief Executive Officer, Dr. Vijay Mallya, and its principal shareholder, UBA. Under the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of UBI, the parent company of UBSN Ltd. The Company's shareholders approved the transaction in the annual meeting held on June 28, 2001, and the closing of the transaction occurred on August 13, 2001. In the transaction, the Company issued approximately 5,500,000 shares of the Company's common stock in exchange for the shares of UBI. UBI owns the distribution rights to the "Kingfisher" brand of beer in the United States. Because UBI is a wholly-owned subsidiary of the Company, the Company now has the ability to brew "Kingfisher" brand beer in the United States, for distribution primarily in the United States.

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

                                                      Three months ended            Nine months ended
                                                      ------------------            -----------------
                                                   9/30/2001      9/30/2000     9/30/2001      9/30/2000
                                                  -------------------------------------------------------
Basic net income (loss) per share

     Net income (loss)                            $  (935,100)   $   317,800   $(1,354,300)   $   250,900
                                                  =======================================================
     Weighted average common shares outstanding    11,078,151     11,030,117    11,079,716     11,030,117
                                                  =======================================================
Basic net income (loss) per share                 $     (0.08)   $      0.03   $     (0.12)   $      0.02
                                                  =======================================================

Diluted net income (loss) per share

     Net income (loss)                            $  (935,100)   $   317,800   $(1,354,300)   $   250,900
     Interest expense on convertible notes
     payable                                               --         24,000            --         63,100
                                                  -------------------------------------------------------
     Income for the purpose of computing
     diluted net income per share                 $  (935,100)   $   341,800   $(1,354,300)   $   324,000
                                                  =======================================================
     Weighted average common shares outstanding    11,078,151     11,030,117    11,079,716     11,030,117

     Dilutive stock options                                --        181,388            --        181,388

     Assumed conversion of convertible notes
     payable                                               --        790,933            --        790,933
                                                  -------------------------------------------------------
     Weighted average common shares outstanding
     for the purpose of computing diluted net
     income (loss) per share                       11,078,151     12,002,438    11,079,716     12,002,438
                                                  =======================================================
Diluted net income (loss) per share               $     (0.08)   $      0.03   $     (0.12)   $      0.03
                                                  =======================================================

Note 7 - Inventory

Raw Materials                                           $495,700
Beer-in-process                                          196,700
Finished Goods                                           484,300
Merchandise                                               34,900
                                                      ----------
                                                      $1,211,600
                                                      ==========

Note 8 - Stockholders' Equity

The following table summarizes equity transactions during the nine months ended

September 30, 2001:

                                 Series A
                              Preferred Stock             Common Stock             Other
                           --------------------    -------------------------    Comprehensive    Accumulated        Total
                            Shares      Amount       Shares          Amount        Income          Deficit         Equity
                           --------    --------    ----------    -----------    -------------    ------------    -----------
Balance,
   December 31, 2000        227,600    $227,600     5,580,498    $13,875,900            --       $(4,332,300)    $ 9,771,200

Stock issued for the
   Purchase of United
   Breweries
   International                 --          --     5,500,000      1,041,000            --                --       1,041,000

Stock issued to employee         --          --        12,500          8,600            --                --           8,600

Currency translation
   Adjustment                    --          --            --             --        48,400                --          48,400

Stock repurchase                 --          --       (22,270)       (18,100)           --                --         (18,100)

Income from subsidiary
prior
   to acquisition                                                                                   (139,800)       (139,800)

Net loss                         --          --            --             --            --        (1,354,300)     (1,354,300)
                           --------    --------    ----------    -----------       -------       -----------     -----------
Balance,
   September 30, 2001       227,600    $227,600    11,070,728    $14,907,400       $48,400       $(5,826,400)    $ 9,357,000
                           ========    ========    ==========    ===========       =======       ===========     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto included as Item 1 of this Report. The discussion of results and trends does not necessarily imply that these results or trends will continue.

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-QSB contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, changes in the pricing environment for the Company's products, changes in demand for domestic craft beer, changes in customer preference for the Company's products, impact of competition, changes in distributor relationships or performance, changes in raw materials prices, changes in interest rates, changes in foreign currency exchange rates, changes in the Company's international beer business, and the domestic market's acceptance of the Company's new mix of products and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports.. In addition, the Company's statements could be affected by general industry and market conditions and growth rates, regulatory and legislative changes, and general foreign and domestic economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are valid as of the date of this filing.

Overview

Historically, the Company's business operations have been divided into two segments, manufacturing and distribution of beer in the United States, and retail operations in the United States. With the Company's acquisition of United Breweries International (UK) Ltd. ("UBI") and UBI's wholly-owned subsidiary, UBSN Ltd. ("UBSN"), the Company gained a third business segment, distribution of beer outside the United States, primarily in the United Kingdom, Europe, and Canada. Further discussion of the Company's acquisition of UBI and UBSN may be found under "Acquisition of UBSN", below.

UBI's primary function is to serve as a holding company for UBSN. UBSN sells, markets, and distributes alcoholic beverages. Its operation is based at Faversham, Kent, in the United Kingdom, close to the brewery of Shepherd Neame, Ltd., licensed brewers of Kingfisher Premium Lager Beer ("Kingfisher") in the United Kingdom. UBSN's portfolio of products includes, among others, Kingfisher and Grover Wines, which are imported from India to be sold in Indian restaurants. UBSN does not physically distribute its products to its ultimate trade customers, relying instead on specialist restaurant trade distributors in the United Kingdom. Shepherd Neame, Ltd., acts as UBSN's agent, on a commission basis, in the supermarket trade.

In August 2001, UBSN was granted a license to market and retail Sun Lik Premium Lager Beer ("Sun Lik") from Shepherd Neame Ltd. Sun Lik is a brand which is owned by a division of San Miguel Corporation and originated in Hong Kong. UBSN currently sells Sun Lik to the Chinese restaurant trade in Europe.

UBSN promotes, and is the sole distributor of, Kingfisher within the United Kingdom, Ireland, and Continental Europe. Kingfisher is an international brand and is currently distributed in over 30 countries. It is a two time World Champion Lager, winning at the World Beer Championships at Stockholm, Sweden. Over the last several years, Kingfisher has consistently been ranked in the top ten fastest growing beer brands in the United Kingdom.

During the third quarter, the Company started brewing Kingfisher at its brewing facility in Saratoga Springs, New York, and distributing it domestically. This product has been well received in the market. To facilitate its production of Kingfisher, the Company made necessary modifications to the layout of the Saratoga Springs facility in order to install a pasteurizer, and upgraded the equipment and laboratory.

The Company's brewing operation's sales in the United States during the first nine months of 2001 increased to 44,964 barrels from 36,707 barrels in the first nine months of 2000. This represents an increase of 22% over the first nine months of 2000 (measured in barrels). Of the total sales of 44,964 barrels, the sales out of the Ukiah facility amounted to 37,620 barrels and the sales out of the Saratoga Springs facility amounted to 7,344 barrels.

During the first nine months of 2001, UBSN sold 38,682 barrels compared to 37,652 barrels during the corresponding period in the year 2000. This represents an overall increase of 3% over the first nine months of 2000. Because Kingfisher's United States distribution is now handled out of the Company's Saratoga Springs facility, instead of through UBSN, UBSN has experienced a drop in volume of 2,332 barrels during the first nine months of the year 2001 when compared to the same period in the year 2000. Sales in the United Kingdom and Europe increased to 36,602 barrels during the first nine months of the year 2001, compared to 33,153 barrels during the first nine months of the year 2000, for a 10% increase.

Following the terrorist attacks in the United States on September 11, 2001, the restaurant and lodging industry in both the United States and Europe have experienced a significant decline in business, due to decreased tourism, and consumers' lack of confidence in local economies, among other reasons. This decline in the bar and restaurant business has adversely affected the Company's sales, and is expected to continue to adversely affect the Company's sales in the near future. However, the full effect of the terrorist attacks on the Company's business cannot yet be determined.

The Company ended the first nine months of 2001 with a net loss of $1,354,300. As set forth more fully under "Results of Operations", below, increases in selling and marketing expenses, general and administrative expenses, cost of goods, and acquisition expenses contributed to the net loss.

On February 12, 2001, UBA and the Company amended the line of credit agreement between them to increase the maximum amount of principal under the line of credit available to the Company from $1,200,000 to $1,600,000. Outstanding interest may cause the aggregate amount outstanding under the line of credit to exceed $1,600,000. As of September 30, 2001, the aggregate amount outstanding under the line of credit from UBA is approximately $1,717,200, including principal of approximately $1,515,400 and accrued interest of approximately $201,800.

Results of Operations

The following discussion sets forth information for the nine-month periods ending September 30, 2001 and 2000. This information has been derived from unaudited interim financial statements of the Company contained elsewhere herein and reflects, in management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. Results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

The following table sets forth, as a percentage of sales, certain items included in the Company's Statements of Operations, as set forth above under "Financial Statements," for the periods indicated:

                                           ------------------------
                                              Nine Months Ended
                                                 September 30
                                           ------------------------
                                                2001          2000
       Statements of Operations Data:

Net Sales                                      100.00        100.00

Cost of Goods Sold                              66.23         64.09
                                           ----------    ----------

Gross Profit                                    33.77         35.91

Retail Operating Expense                         2.06          1.89

Marketing Expense                               18.87         18.73

General and Administrative Expenses             11.40         10.35
                                           ----------    ----------

Total Operating Expenses                        32.33         30.97
                                           ----------    ----------

Profit from Operations                           1.44          4.94

Other Income                                     0.09          0.13

Interest expense                                (3.93)        (4.48)

Acquisition Expenses                            (4.59)           --
                                           ----------    ----------

Profit/(Loss) before income taxes               (6.99)         0.59

Provision (Benefit) from income taxes            0.70         (0.94)
                                           ----------    ----------

Net (Loss)/Profit                               (7.69)         1.53


Balance Sheet Data:

Cash                                          123,200       255,800

Working Capital                            (3,257,500)      171,100

Property and Equipment                     14,693,600    15,020,400

Deposits and Other Assets                   2,971,100     2,993,700

Total Assets                               24,842,700    24,584,500

Long-term Debt & Leases                     3,333,000     5,696,500

Total Liabilities                          15,485,700    13,578,500

Shareholder's equity                        9,357,000    11,006,000

Net Sales: Overall net sales for the first nine months of 2001 were $17,609,300 compared to $16,394,600 for the first nine months of the year 2000, representing an increase of 7.41%.

     US Operations. Net sales for the first nine months of 2001 were $8,598,400 compared to $7,011,600 for the first nine months of 2000, representing an increase of 22.63%. The sales volume increased to 44,964 barrels in the first nine months of 2001 from 36,707 barrels in the first nine months of 2000, representing an increase of 22.49%. Management attributes the increased sales of the Company's own brands to improved marketing strategies, including new point of sale materials and increased sales personnel. The Company's commencement of domestic sales of Kingfisher also contributed to the increase in sales. The Company has achieved an increase in contract brewing operations since the corresponding period of 2000, and has begun brewing the products of Panorama Brewing Company. The increase in overall net sales during the first nine months of 2001 was achieved mainly by higher wholesale shipments which represented an increase of $1,553,800 over the wholesale shipments during the first nine months of 2000. The Company also benefited from a general increase in the price of its products, which was effected in the first quarter of 2001. In view of management's focus on wholesale beer sales, retail sales for the first nine months of 2001 showed only a minimal increase of $33,000 over the first nine months of 2000.

     UK Operations: Net sales for the first nine months of 2001 were $9,010,900 ((pound)6,231,300) compared to $9,383,000 ((pound)6,058,600) during the corresponding period in 2000. Exchange rate fluctuations when measured in United States dollars caused a decrease in net sales as compared to the corresponding period of last year, however when the net sales results are compared in Pounds Sterling, there is an increase of 2.85%. Sales volume in the United Kingdom and Europe increased over the year, however the increase was offset by a drop in the sales volume in the United States.

Cost of Goods Sold: Cost of goods sold as a percentage of net sales during the first nine months of 2001 was 66.23% as compared to 64.09% during the corresponding period of 2000. Higher volume, increase in the cost of materials and higher energy costs contributed to the increase. The Company has also been selling more products packaged in bottles, which are more costly than other packaging methods, therefore causing an increase in packaging costs.

     US Operations: Cost of goods sold as a percentage of net sales in the United States during the first nine months of 2001 was 65.04%, as compared to 61.66% during the first nine months of 2001, representing an increase of 3.38%. Part of the increased cost is due to the expense of packaging bottled products, as the sale of bottled beer in the first nine months has increased by 2%. The Company also incurred increased costs in connection with the introduction of new packaging and products. Due to increased production activity and increase in the minimum wages effected at the beginning of this year, as a percentage of net sales, labor costs increased from 9.91 % during the first nine months of the year 2000, to 10.83% during the corresponding period in 2001.

As a percentage of net sales in the United States, during the first nine months of 2001, depreciation decreased from 7.41% in 2000 to 6.06% in 2001, insurance increased from 1.21% in 2000 to 1.30% in 2001, other manufacturing expenses decreased from 5.47% in 2000 to 4.50% in 2001, thereby contributing to the overall increase of 3.38% of the cost of goods sold as a percentage of net sales, as compared to the first nine months of 2000. Also, mainly because of energy surcharges, utilities increased from 3.66% in 2000 to 3.88% in 2001.

     UK Operations: Cost of goods sold as a percentage of net sales in the United Kingdom during the first nine months of 2001 was 67.37%, as compared to 65.91% in United States dollars during the first nine months of 2001, representing an increase of 1.46% mainly due to exchange rate fluctuations and cost increases not offset by price increases during the first quarter of the year 2001.

Gross Profit. As a result of the higher net sales described above, gross profit for the first nine months of 2001 increased to $5,946,700, from $5,887,400 for the comparable period of 2000, representing an increase of 1.01%. As a percentage of net sales, because of the increase in cost of goods sold as discussed above, the gross profit during the first nine months of 2001 decreased to 33.77% from that of 35.91% for the corresponding period of 2000.

Operating Expenses. Operating expenses for the first nine months of 2001 were $5,693,500, as compared to $5,078,000 for the first nine months of 2000, representing an increase of 12.1%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

Retail Operating Expenses: Retail operating expenses for the first nine months of 2001 were $362,200, representing an increase of $52,600, or 16.99%, from the first nine months of 2000. As a percentage of net sales, retail operating expenses increased to 2.06% as compared to 1.89% for the first nine months of 2000. The increase in retail operating expenses consisted mainly of increases in labor expenses totaling $43,900, and in other expenses of $8,700, which management generally attribute to the aggregate increase in sales and the increased hours of operation of the tasting room in Saratoga Springs.

Marketing and Distribution Expenses: Marketing and distribution expenses for the first nine months of 2001 were $3,322,700 representing an increase of $251,600, or 8.19%, from the first nine months of 2001. As a percentage of net sales, marketing and distribution expenses represented 18.87% as compared to 18.73% during the first nine months of 2000.

     US operations: Expenses for the first nine months of 2001 were $1,536,600 compared to $1,196,300 during the first nine months of 2000, representing an increase of $340,300. As a percentage of net sales in the United States, the expenses increased to 17.87% during the first nine months of the year 2001, compared to 16.08% during the corresponding period in 2000. A portion of the increase is due to the increase of $144,000in marketing and sales labor because of the growth in the Company's sales force. The Company committed to an aggressive product promotion during the first nine months of 2001, therefore as compared to the corresponding period of 2001, media and advertising increased by $13,300 and sales promotions expenses increased by $113,900. Other increases are as follows: telephone expenses increased by $6,000; freight increased by $17,500; travel, entertainment and sampling increased by $41,700; and other expenses increased by $3,900.

     UK operations: Expenses for the first nine months of 2001 were $1,786,100 compared to $1,874,800 during the first nine months of 2000, representing a decrease of $88,700. As a percentage of net sales in the United Kingdom, the expenses measured in United States dollars decreased to 19.82% during the first nine months of the year 2001 compared to 19.97% during the corresponding period in 2000. The reduction is mainly because the Company began distributing Kingfisher out of its Saratoga Springs facility, therefore the following expenses associated with UBSN's sales of Kingfisher in the United States decreased accordingly: reduction in freight amounted to $158,600, sales commissions fell by $38,200, and sales promotion expenses declined by $70,600. The Company increased manpower in the United Kingdom, which necessitated an increase of $41,300 in salary. The costs of repair and replacement of beer dispensing equipment installed in bars by the Company increased by $139,700.

General And Administrative Expenses: General and administrative expenses were $2,008,600, representing an increase of $311,300 from the first nine months of 2000. As a percentage of net sales, the general and administrative expenses were 11.40% for the first nine months of 2001, as compared to 10.35% for the first nine months of 2000.

     US operations: General and administrative expenses were $1,214,300, representing an increase of $238,100 over the first nine months of 2000. Mainly because of the Company's overall increase in operations, when compared to the first nine months of 2000, accounting and audit fees increased by $42,100; travel and entertainment increased by $18,200; salaries increased by $59,500; legal fees increased by $43,200; telephone expenses increased by $13,100; rent increased by $13,200; taxes and fees increased by $15,200; loan and lease fees increased by $16,100; bank charges increased by $13,100; and net miscellaneous expenses increased by $4,400.

     UK operations: General and administrative expenses were $794,300, representing an increase of $73,200 from the first nine months of 2000. The overall increase can be broken down as follows: salaries increased by $69,500; audit fees increased by $19,700; management fees increased by $24,600; depreciation expenses decreased by $73,100; and royalties increased by $25,900. The net increase in other expenses was $6,600.

Other Expenses. Other expenses for the first nine months of 2001 totaled $1,484,000, representing an increase of $712,700 when compared to the first nine months of 2000. The other expenses consist of interest expenses, miscellaneous income, and acquisition costs. Interest expenses decreased by $42,500 because of the reduction in the line of credit and long term debts. Miscellaneous income decreased by $5,600. The cost to acquire UBI from Inversiones Mirabel S.A. ("Inversiones") amounted to $808,200.

Income Taxes. The Company has a provision for income taxes of $123,500 as of September 30, 2001. This provision is equal to the estimated amount of taxes that will be imposed by the taxing authorities in the United Kingdom on the profits of UBI for the nine months ending on September 30, 2001. The Company's aggregate loss before income tax for the first nine months of 2001 was $1,230,800 as compared to net income of $96,700 for the corresponding period of 2000.

Benefit From Income Taxes. The Company has recorded a valuation allowance of $600,000 on deferred tax assets for net operating loss carryforwards that may expire prior to utilization. As of September 30, 2001, the Company has approximately $7,705,700, $2,781,000, and $1,064,700 of Federal, California and New York net operating losses, respectively, available to carry forward. Of the Federal and New York net operating losses, approximately $2,053,800 will expire in 2012, and the remainder will expire through 2020. The California net operating losses expire beginning in 2001 and will continue to expire through 2010. Although management believes that based on current projections, the Company could utilize all of the net operating losses, it is possibile that a portion of the losses may expire prior to utilization. The Company also has $35,000 of California Manufactures Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007. Management believes that the Company will utilize the deferred tax assets in the ordinary course, but due to the significant time period that may elapse before utilization, the Company decided that a valuation allowance was necessary. The Company is implementing various strategies to achieve profits sufficient to utilize these assets. The rationale for not recording a larger allowance and strategies for utilization of the assets are as follows:

o Changes implemented by the Company have resulted in the annual loss before income taxes being reduced by 25% from 1998 to 1999, from $2,701,100 to $2,035,800; and 58% from 1999 to 2000, from $2,035,800 to $856,600. The loss for the current year is expected to be significantly greater than the prior year. Approximately $800,000 of acquisition costs will be capitalized for tax purposes in the current year, thereby reducing the amount of the loss for income tax purposes.

o For California income tax purposes, significant book to tax temporary differences will result in additional taxable income of $300,000 per year for the next four years.

o The Company acquired UBI, a United Kingdom company that owns a distributorship of Kingfisher Lager in the United Kingdom, Europe and other markets, and has the exclusive brewing and distribution rights to
     Kingfisher Lager in the United States. The Company finalized the transaction, on August 13, 2001, and has begun production and distribution of Kingfisher Lager. UBI had profitable operations in the nine months ended September 30, 2001, and the years ended December 31, 2000 and 1999, and also generated positive cash flows for the periods then ended. The Company anticipates that, it will use the excess cash flow from the operations of UBI to reduce the Company's outstanding debt and reduce interest expense.

o The company anticipates that due to its acquisition of the rights to brew and distribute Kingfisher, and the continued increase in sales of the Company's own brands, the Company could achieve profitable operations in the future.

o The Company is installing equipment to upgrade its bottling line. The equipment will increase the bottling capacity from 120 bottles per minute to 250 bottles per minute. This will assist the Company in reducing labor costs and cost of goods sold.

o The Company may undertake a private placement of securities. A portion of the proceeds of the private placement could potentially be used to pay off debt, thereby decreasing interest expense. The Company could also consider refinancing the operations in order to reduce interest rates and debt payments.

o The Company may seek to convert $1,700,000 of convertible debt into the Company's equity securities. Such a conversion could save the Company approximately $120,000 in interest payments per year.

o The Company may include the earnings of UBI in the Company's federal and state income tax returns; this would allow the Company to utilize the net operating loss carryforwards more quickly.

Net Loss. The net loss for the first nine months of 2001 was $1,354,300, as compared to income of $250,900 for the first nine months of 2000. As a percentage of net sales, the net loss for the first nine months of 2001 increased to 7.69%.

Segment Information

The Company's business presently consists of three segments. The first is brewing for wholesale to distributors and other retailers in the United States. This segment accounted for 46% of the Company's net sales for the first nine months of 2001. The second segment consists of distribution of beer in the United Kingdom, Europe and Canada, which accounted for 51% of the Company's net sales; and the third segment is the sale of beer along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 3% of the Company's total net sales during the first nine months of 2001.

The Company's business segments are brewing operations, distributing operations in the United Kingdom, and a retail establishment known as the Hopland Brewery. A summary of each segment is as follows:

                                        Nine months ended September 30, 2001
                                        ------------------------------------
                          US Brewing      UK Operations   Retail         Corporate &    Total
                          Operations      -------------   Operations     Others         -----------
                          -----------                     ----------     -----------
Sales                     $ 8,110,300      $ 9,010,900    $488,100       $       --     $17,609,300
Operating Profit/(Loss)       (92,600)         360,500     (14,700)              --         253.200

Identifiable Assets        14,965,300       4,840.,900      73,500        4,963,000      24,842,700
Depreciation &
amortization                  521,300          208,800       5,400           73,900         809,400

Capital Expenditures          435,800          187,000       4,200           14,500         641,500

                                        Nine months ended September 30, 2000
                                        ------------------------------------
                          US Brewing      UK Operations   Retail         Corporate &    Total
                          Operations      -------------   Operations     Others         -----------
                          -----------                     ----------     -----------
Sales                     $ 6,511,800      $ 9,383,000    $499,800       $       --     $16,394,600
Operating Profit/(Loss)       221,800          603,000     (15,400)              --         809.400

Identifiable Assets        15,140,200       4,600.,200      79,500        4,764,600      24,584,500
Depreciation &
amortization                  519,900          280,800       5,000           65,800         871,500

Capital Expenditures           23,800          277,900       5,600            4,300         311,600

Seasonality

Beer consumption nationwide has historically been approximately 20% higher during the summer months as compared to the other months of the year. It is not clear to what extent seasonality will affect the Company as it expands its capacity and its geographic markets.

Capital Demands

The Releta facility commenced brewing operations in February 1998. Both the Ukiah and Releta facilities have been operating at significantly less than full capacity during 2001. Both breweries have placed demands upon the Company's assets and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations.

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

The management expects that the additional office space will no longer be required, and is planning to approach the City authorities for their approval of modifications to the original plan and complete the work on the parking lot and sidewalk during the last quarter of 2001. They should obtain the final certificate of occupancy from the City authorities thereafter.

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

The terms of the 1999 Facility were amended during 2000 to increase the maximum amount of principal available to the Company to $1,200,000, and were amended again in early 2001 to increase the maximum amount of principal available to the Company to $1,600,000. The interest which accrues on the outstanding principal may cause the aggregate amount outstanding to exceed $1,600,000. The Company has made draws on the credit facility during 2001, bringing the outstanding principal and interest accrued thereon to $1,717,166 as of September 30, 2001, which corresponds to UBA's right to acquire up to 1,144,777 shares of the Company's common stock.

Equipment Lease. FINOVA Capital Corporation ("FINOVA") leased new brewing equipment with a total cost of approximately $1.78 million to Mendocino Brewing for a term of 7 years (beginning December 1996) with monthly rental payments of approximately $27,100 each. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% nor more than 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at approximately $39,000 per month with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable. FINOVA has recently undertaken a reorganization under Chapter 11 of the Bankruptcy Code, however FINOVA has not given the Company any indication that the relationship between the Company and FINOVA will materially change, if at all.

Credit Facilities. The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $742,000 of the term loan was outstanding as of September 30, 2001. On November 20, 2000, the CIT Group had agreed to increase the borrowing limit by $100,000, subject to the condition that the increased limit has to be paid back in monthly installments of approximately $11,100 during the period from April 1, 2001 through December 1, 2001. In April of 2001, the CIT Group agreed to defer the commencement of the monthly repayments to September of this year. CIT Group has agreed to increase the line of credit by $170,000 to enable the company to acquire and refurbish bottling equipment in order to enhance the Company's capacity. The company has drawn $100,000 against this increase. The Company intends to repay the amount of the increase once the refurbished machinery is installed and the purchase is refinanced through an existing line of credit. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of September 30, 2001, the total amount outstanding on the line of credit was approximately $2,458,500.

On June 25, 2001, Savings Bank of Mendocino County ("SBMC") extended a revolving line of credit to the Company, secured by the existing securities of the Company which were then held by SBMC, and by a personal guarantee by Dr. Mallya. This credit facility matured on October 12, 2001. The Company has drawn $250,000 in principal on the facility. The rate of interest on the facility is the adjusted base commercial rate of SBMC on the first and fifteenth day of each month, plus one percent, currently 8%. As of the date of this filing, the Company has remitted payment in the amount equal to the outstanding principal and interest to SBMC, and awaits confirmation of the payment in full.

Necor Bank Limited, a South African registered company, has provided UBSN with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility is secured by a fixed and floating currency charge over all of the assets of UBSN. The amount outstanding on this line of credit as of September 30, 2001, was approximately $1,181,600.

Interest. The weighted average interest rates paid on the Company's debts (including the long term capital lease of equipment by FINOVA Capital Corporation Inc.) was 9.73% for the first nine months of the year 2001 and 10.70% for the corresponding period of the year 2000.

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

Current Ratio. The Company's ratio of current assets to current liabilities on September 30, 2001 was 0.69 to 1.0 and its ratio of total assets to total liabilities was 1.60 to 1.0. On September 30, 2000, the Company's ratio of current assets to current liabilities was 1.03 to 1.0 and its ratio of total assets to total liabilities was 1.81 to 1.0

Impact of Expansion on Cash Flow. The Company must make timely payment of its debt and lease commitments to continue in operation. Unused capacity at the Ukiah and Saratoga Springs facilities has placed additional demands on the Company's working capital. Beginning approximately with the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. UBA agreed to provide a loan of up to $2 million for working capital purposes. In addition, pursuant to the Investment Agreement dated October 24, 1997, between the Company and UBA, UBA agreed to provide, directly or indirectly, funding for the working capital requirements of the Releta facility in the amount of $1 million until October 24, 1999 or until the brewery's operations are profitable, whichever comes first. UBA, through its affiliated entities, has fulfilled this obligation by facilitating the CIT Group/Credit Finance $3 million loan transaction. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities. However, there can be no assurances that the Company will have access to any such sources of funds in the future, and the inability to secure sufficient funds could be expected to have a material adverse effect on the Company.

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

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 6. Exhibits and Reports on Form 8-K.

Exhibit
Number             Description of Document
-------            -----------------------
3.1        (Z)     Articles of Incorporation, as amended, of the Company.

3.2        (A)     Bylaws of the Company

4.1                Articles 5 and 6 of the Articles of Incorporation, as amended, of the Company (Reference is made to
                   Exhibit 3.1).

Exhibit
Number              Description of Document
-------             -----------------------
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

10.38       (R)     Patent, Trademark and License Mortgage by the Company in favor of The CIT Group/Credit Finance, Inc.

10.39       (R)     Patent, Trademark and License Mortgage by Releta Brewing Company LLC in favor of The CIT
                    Group/Credit Finance, Inc.

Exhibit
Number              Description of Document
-------             -----------------------
10.41       (U)     Employment Agreement with Yashpal Singh.

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

10.53       (Y)     Convertible Note in favor of the United Breweries of America, Inc. dated September 11, 2000.

10.54       (Y)     Convertible Note in favor of the United Breweries of America, Inc. dated September 30, 2000.

10.55       (Y)     Convertible Note in favor of the United Breweries of America, Inc. dated December 31, 2000.

10.56       (Y)     Convertible Note in favor of the United Breweries of America, Inc. dated February 12, 2001.

10.57       (Z)     Convertible Note in favor of the United Breweries of America, Inc. dated July 1, 2001

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

     (Z) Incorporated by reference from the Company's Report on Form 10-QSB for the quarterly period ended June 30, 2001, previously filed with the Commission.

     + Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

The Company filed a report on Form 8-K on August 24, 2001, describing more fully the Company's acquisition of UBI, responsive to Items 1, 2, and 7. In order to file financial statements which were unavailable at the time of the filing of the Form 8-K, the Company then filed an amended report on Form 8-K/A on October 22, 2001, responsive to Items 2 and 7. The Company attached the following financial statements to the Form 8-K/A:

o Mendocino Brewing Company, Inc. and United Breweries International (UK) Limited Pro Forma Condensed Consolidated Balance Sheet and Income Statement for the six months ended June 30, 2000 and 2001;

o United Breweries International (UK) Limited Balance Sheet, Statement of Income and Stockholder's Equity, and Statement of Cash Flows and conversion into United States Dollars for the six months ended June 30, 2000 and 2001; and

o United Breweries International (UK) Limited Consolidated Reports and Financial Statements, Period 1st January to 30th June 2001.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:

                                   MENDOCINO BREWING COMPANY, INC.


Dated:  November 12, 2001          By:   /s/ Yashpal Singh
                                         ---------------------------------------
                                         Yashpal Singh
                                         President


Dated:  November 12, 2001          By:   /s/ N. Mahadevan
                                         ---------------------------------------
                                         N. Mahadevan
                                         Chief Financial Officer and Secretary