Form 10KSB
period 2001-12-31
MENDOCINO BREWING CO INC
filed 2002-04-01
CIK 919134

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________


                         Commission file number: 1-13636

                         Mendocino Brewing Company, Inc.
                 (Name of small business issuer in its charter)

             California                                   68-0318293
    (State or other jurisdiction                        (I.R.S. Employee
  of incorporation or organization)                    Identification No.)

         13351 Highway 101 South                              95449
             Hopland, CA
 (Address of principal executive offices)                   (Zip code)

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

State issuer's revenues for its most recent fiscal year:  $24,638,600

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of February 28, 2002 was: $967,117

The number of shares the issuer's Common Stock outstanding as of February 28, 2002 is: 11,188,893

                       DOCUMENT INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format       Yes [ ]        No [X]

                           FORWARD-LOOKING INFORMATION

     Various portions of this Annual Report on Form 10-KSB, including but not limited to the sections captioned "Description of Business" and "Management's Discussion and Analysis or Plan of Operation," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, the impact of competition, changes in distributor relationships or performance, and other risks discussed elsewhere in this Form 10-KSB and from time to time in the Company's Securities and Exchange Commission (the "Commission") filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and in general domestic and European economic and political conditions. Readers are cautioned not to place undue reliance on these forward-looking statements.


                                     PART I

Item 1. Description of Business.

Overview

     Mendocino Brewing Company, Inc., a California corporation, was founded in 1983. It was one of the first of the modern craft brewers, having opened the first new brewpub in California and the second in the United States since the repeal of Prohibition, and it has been recognized for its innovations in the brewpub concept, its craft brew style, its distinctive labels, and its role in industry associations. (In this Annual Report, the term "the Company" and its variants is generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity.)

     The Company operates in two market and geographic areas, domestic (the United States) and European (including the Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom (the "European Territory"), as well as Canada). The Company's domestic operations consist primarily of brewing and marketing a variety of proprietary craft beers, including among others Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, Peregrine Golden Ale, and Carmel Wheat, and a licensed international specialty beer, Kingfisher Lager. The Company brews its brands for domestic distribution in both of its own facilities, which are located in Ukiah, California and Saratoga Springs, New York, and these beers are distributed in 36 states and the District of Columbia.

     The Company's European operations, which are conducted through its wholly-owned subsidiary United Breweries International (UK) Limited ("UBI") and UBI's own subsidiary UBSN, Ltd. ("UBSN"), consist primarily of the marketing and distribution of Kingfisher Lager in the U.K., Ireland, continental Europe, and Canada, and to a lesser extent the marketing and distribution of Sun Lik Chinese Lager in the U.K., in both cases through ethnic restaurants (Indian for Kingfisher Lager and Chinese for Sun Lik), chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). The Company holds the license to brew and distribute Kingfisher from United Breweries Limited ("UB Limited"), an

Indian corporation. The Company's Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the Board of UB Limited. Shepherd Neame, Ltd. ("Shepherd Neame"), a prominent English brewer, holds the license to brew and distribute Sun Lik (in the U.K. only) from an unrelated entity, the San Miguel Corporation; and in September 2001 Shepherd Neame granted UBSN a sub-license to distribute this beer (also in the U.K. only). One of the Company's Directors, R.H.B. (Bobby) Neame, is the Chairman and Chief Executive Officer of Shepherd Neame. All of the Company's beers sold in the European market and Canada are brewed in England under contract by Shepherd Neame, a related party. Although UBSN is the sole distributor of Kingfisher in the U.K., Ireland, continental Europe, and Canada, and of Sun Lik in the U.K., it does not physically distribute its products to its ultimate trade customers, relying instead on specialist restaurant trade distributors in the U.K. and Shepherd Neame, acting as UBSN's agent, on a commission basis, for the supermarket and liquor and convenience store trade.

Company Background

     MBC was originally formed in March 1983. It first bottled its flagship brand, Red Tail Ale, in December 1983. In February 1995, the Company completed a $3.6 million direct public offering at $6 per share. The Company completed construction of its Company-owned brewery in Ukiah, California in May 1997. This facility, which has a current annual capacity of 60,000 bbl., was designed to enable the Company's production to be expanded to 200,000 bbl. per year with the addition of necessary equipment.

     The Company's New York subsidiary, Releta Brewing Company, LLC, d/b/a Ten Springs Brewery ("Releta"), which is located in Saratoga Springs, New York, commenced production in its leased facilities in February 1998, with an initial capacity of 60,000 bbl. per year expandable to 150,000 bbl. per year.

     In July 1998, the Company purchased certain of the assets of Carmel Brewing Company, Inc., a California corporation ("Carmel Brewing"), such as trademarks, trade names, and other brand related assets as well as certain point of sales and brewing ingredient inventory.

     On August 13, 2001, the Company acquired United Breweries International
(UK) Limited, a company organized under the laws of England and Wales ("UBI"), in a related party transaction (the "UBI Acquisition"). The UBI Acquisition was consummated pursuant to a Share Purchase Agreement among MBC, Golden Eagle Trust, a trust formed under the laws of the Isle of Man (part of the United Kingdom) ("Golden Eagle"), and Inversiones Mirabel, S.A., a Panamanian corporation ("Inversiones") which is a wholly-owned subsidiary of Golden Eagle. The sole consideration paid by the Company to acquire UBI was 5,500,000 newly issued shares of MBC's Common Stock, all of which were issued to Inversiones. (For more information about the UBI Acquisition please refer to "Certain Relationships and Related Transactions," below.) All financial information presented in this Annual Report shows the effect of the acquisition of UBI as of the earliest financial period presented.

     The only material asset of UBI is UBSN, which is its wholly-owned subsidiary. The Company operates UBI and UBSN primarily in the marketing, sale, and distribution of Kingfisher Lager in the United Kingdom, Ireland, elsewhere in continental Europe, and Canada, and in the marketing and distribution of Sun Lik Chinese Lager in the U.K. Kingfisher Lager, and the related trademark and logos, are well known in many parts of the world, as Kingfisher Lager is the flagship brand of UB Limited, a major brewing and distribution company in India. In India (not a Company market), Kingfisher Lager accounts for more than 50% of the lager segment of the total beer market. Kingfisher Lager is brewed by UB Limited in India and Nepal, and including the Company's operations it is marketed and distributed in over 40 nations around the world. It has won numerous international awards for excellence.

     As a result of the UBI Acquisition, the Company now holds the direct brewing and distribution rights for Kingfisher Lager in the United States. Mendocino Brewing Company brews Kingfisher in-house (currently, in its Saratoga Springs location), for distribution to the United States, while UBI has engaged Shepherd Neame to brew both beers - Kingfisher Lager for distribution in the U.K., Ireland, continental Europe, and Canada, and Sun Lik Chinese Lager for distribution in the U.K. only.

Industry Overview

     Domestic Market

     The domestic beer market falls into a number of market categories, including among others the following: low-priced, premium, super premium, lite, import, and specialty/craft beers. Domestically, the Company competes in the specialty/craft category, which is estimated to be in the range of 6,000,000 bbl. per year and comprised approximately 3% of total U.S. beer sales in both 2001 and 2000. Craft beers are typically all malt, characterized by their full flavor, and are usually produced along the lines of traditional European brews.

     European Market

     The Company's European market consists of Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom (the "European Territory"), as well as Canada, although Company sales during 2001 and 2000 were primarily in the U.K. Through its subsidiaries UBI and UBSN, the Company competes exclusively in the specialty category in the European Territory and Canada.

     The category in which the Company competes in Europe is primarily the Indian restaurant niche, although the Company does distribute its beers through other licensed premises and through other retail outlets such as supermarkets, liquor stores, and licensed shops and convenience stores. In the U.K., this market niche is estimated to be in the range of 150,000 to 175,000 bbl. per year. Management believes that, for Europe as a whole, this market niche is substantially larger. The Company offers two brands of beer in its European Territory and Canada: Kingfisher Lager (both within and outside the U.K.) and Sun Lik Chinese Lager (in the U.K. only). With approximately 6,500 premises in the U.K., the Indian restaurant niche is substantially larger than the equivalent Chinese restaurant market, which currently includes only about 3,500 premises in the U.K. The Company believes that Kingfisher Lager is the fastest growing ethnic brand in the U.K. Indian restaurant niche.

     In both the domestic and European markets, the rate at which the sales in the craft and specialty categories grow will have a material affect on the Company's business, financial condition, and results of operations. Actual industry performance will depend on many factors that are outside the control of the Company.

Business of the Company

     Products

     Beverage sales (wholesale and retail combined) constituted over 98% (by revenue) of the Company's total sales in 2001 and 97% in 2000, with food and merchandise retail sales (at the Hopland Brewery Brewpub) making up the balance in both years. In the domestic segment, beverage sales constituted approximately 95% of total sales for both 2001 and 2000, while in the European market beverage sales constituted virtually all of total sales for both years.

     Domestically, the Company brews six ales, one wheat beer, two lagers, and one stout on a year-round basis, one seasonal porter, and a root beer, all of which are brewed at the Company's proprietary facilities in Ukiah, California and Saratoga Springs, New York.

     In the United States, the Company's products are distributed widely in California (the Company's primary domestic market) and in limited quantities at selected locations in thirty-five other states and the District of Columbia.

     The Company currently distributes only two brands of beer in Europe, Kingfisher Premium Lager and Sun Lik Chinese Lager. Both are brewed for the Company under license by Shepherd Neame, a related party which is one of the U.K.'s leading brewers. These licenses expire in 2013. (See "Certain Relationships and Related Transactions," below.) Through its subsidiary UBI, the Company offers Kingfisher throughout the U.K. and in Ireland, a number of countries in continental Europe, and Canada, while it offers Sun Lik exclusively in the U.K.

     The Company's products are as follows.

          o RED TAIL ALE, a full flavored amber ale, is the Company's flagship brand. It is available year-round in 12 oz. six-packs and twelve-packs, half-barrel kegs, and 5 gallon kegs.

          o BLUE HERON PALE ALE is a golden ale with a full body and a distinctive hop character. It is available year-round in 12 oz. six-packs and twelve-packs, half-barrel kegs, and 5 gallon kegs.

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

          o YULETIDE PORTER is a deep brown holiday brew with a traditionally rich, creamy flavor. It is only available in November and December on draft at the Hopland Brewery.

          o FROLIC SHIPWRECK ALE 1850, a Scottish-style ale brewed around July, was introduced in 1994 as a fund-raiser for the Mendocino County Museum to commemorate the wreck of the clipper ship Frolic, with its cargo of Scottish ale, on the Mendocino coast in 1850. Salvage efforts were abandoned when workers, upon sighting the previously unreported big trees of Mendocino County, launched the timber industry which has characterized the area ever since. It is available year-round, but only on draft at the Hopland Brewery.

          o CARMEL WHEAT BEER is a light-bodied and delicately flavored beer characterized by its cloudy Hefeweizen appearance, refreshing floral aromas and subtle wheat flavor. It is available year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

          o CARMEL PALE ALE is a full, smooth flavored ale with a malty and spicy character. It is available year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

          o OLDE SARATOGA ROOT BEER is a creamy premium gourmet root beer crafted with all natural ingredients, including cane sugar. It is available year-round (but only on the East Coast), in quarter-barrel kegs.

          o KINGFISHER PREMIUM LAGER is a conventionally fermented specialty lager with a smooth crisp taste. In the domestic market, Kingfisher is currently available only in twelve ounce six-packs, although the Company plans to introduce a line of 22 oz. bottles for sales in grocery stores and other retail outlets and on-draft for sales in restaurants. In the European market, it is available year-round, in 330ml and 660ml bottles in the U.K., Ireland, and continental Europe and in 330ml bottles in Canada, as well as in a variety of keg sizes. In the U.K., it is also available "on draft" through Indian restaurants.

          o SUN LIK CHINESE LAGER is a conventional fermented specialty lager brewed with the addition of rice flakes. In the U.K. market, Sun Lik is marketed primarily "on draft" through Chinese restaurants and other licensed premises, although it is also available in bottles and a variety of keg sizes.

     Distribution Methods

     In the United States, the Company's products are sold through distributors to consumers in bottles at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants, and convenience stores. Most of the Company's brands are also available in draft. The Company's products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Together with its distributors, the Company markets its products to retail outlets and relies on its distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. The Company also offers a variety of ales and lagers directly to consumers at the Hopland Brewery brewpub and merchandise store in Hopland, California.

     In Europe and Canada, the Company's products are distributed primarily through sales by Indian restaurants. Such sales represent approximately 95% of the Company's total European sales volume, with the remaining sales coming through other ethnic restaurants (primarily Chinese) and in sales by supermarkets, liquor stores, and licensed shops and convenience stores. In the U.K., Kingfisher has a market share of approximately 22% of the Indian restaurant market, through sales by some 6,500 Indian restaurants and other licensed premises. In addition, the Company distributes its products through the J.D. Witherspoons restaurant chain, which has several hundred outlets throughout the U.K. The majority of the Company's sales in these restaurants is through its approximately 3,500 on-tap draft installations. UBI also exports Kingfisher to 16 European markets outside of the U.K. and to Canada, and its growth in those markets typically develops alongside the growth of Indian restaurants in those markets.

     The Company does not physically distribute its products to its ultimate trade customers in the European Territory, relying instead on specialist restaurant trade distributors in the U.K. and Shepherd Neame, acting as UBSN's agent on a commission basis, for the supermarket and liquor and convenience store trade.

     Competition

     In its domestic markets, the Company competes against a variety of brewers in the craft beer segment, including brewpubs, microbrewers, regional craft brewers, and craft beer products of major national breweries. Additionally, the entire craft beer segment competes to some extent with other segments of the U.S. beer market, including major national brands like Budweiser and Miller and imported beers such as Heineken and Becks.

     The U.K. lager market is dominated by major international brands such as Carling, Budweiser, Becks, and Holsten Pils, both in the restaurant and pub segment and in sales through supermarkets and other retail outlets. The Company's products are marketed both through Indian and other restaurants and through major supermarket chains, smaller chains, and individual stores. In all these sectors, the Company faces competition from other ethnic and international brands, many of which are produced by large international brewers.

     The Company believes that Kingfisher, which during 2001 had a market share of approximately 22% of the U.K. Indian restaurant market, is also the fastest growing ethnic brand in the grocery multiple sector in terms of volume and distribution. The Company vigorously promotes Kingfisher as the No.1. selling premium Indian Lager brand in the U.K. and continental Europe. The profile of this brand has been raised significantly through the Company's sponsorship of Kingfisher National Curry Day, now in its fourth year, and via a new event, Kingfisher Curry Capital of Britain.

     Increased competition in either the domestic or European market could hinder distribution of the Company's products, and have a material adverse effect on the Company's business, financial condition, and results of operations.

     Sources and Availability of Raw Materials

     Production of the Company's beverages in the United States requires quantities of various agricultural products, including barley for malt, hops, malt, and malted wheat for beer. The Company fulfills its commodities requirements by purchases from various sources, including both contractual arrangements and on the open market. Although the Company believes that adequate supplies of these agricultural products are available at the present time, it cannot predict future availability or prices of such products and materials. The commodity markets have experienced and will continue to experience price fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture. The Company does not use any hedges or unconditional purchase obligations to purchase these products.

     The Company's major suppliers in the United States are Great Western Malting Co., Yakima, Washington, and Briess Malting, Milwaukee, Wisconsin
(malt); Yakima Chief, Inc., Sunnyside, Washington (hops); Gamer Packaging Inc. Minneapolis, Minnesota (bottles); Crown Cork and Seal Company, Inc., Crawfordsville, Indiana (crown corks); Gaylord Container Corporation, Antioch, California (cartons); Sierra Pacific Packaging, Oroville, California (carriers); and Inland Printing Company Inc., Lacrosse, Wisconsin (labels).

     The Company's major supplier in Europe is Shepherd Neame, which brews on a contract basis all of the Company's products that are sold in Europe. The Company does not directly purchase any material amounts of agricultural commodities or other products in Europe.

     Dependence on Major Customers

     Sales to the Company's top five customers totaled $6,316,000, or approximately 26%, of the Company's total sales for 2001, and $ 4,862,900, or 22% of total sales, for 2000. In the Company's domestic market, sales to its principal customer, Golden Gate Distributing, constituted approximately 13% of the Company's domestic sales (approximately 6% of its total sales) in 2001 and 13.5% of its domestic sales (5.6% of total sales) in 2000. In the European market segment, sales to UBI's principal customer, Shepherd Neame, represented approximately 15% of the Company's European sales (or approximately 8% of the Company's total sales), in 2001 and approximately 13.5% of European market sales (or approximately 6.7% of the Company's total sales) in 2001. No other individual customer accounted for more than 5% of the Company's total sales during either 2001 or 2000.

     Trademarks

     The Company has U.S. federal trademark registrations on the principal register of the United States Patent and Trademark Office for the following marks: MENDOCINO BREWING COMPANY word mark (Reg. No. 2,441,141), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL DESIGN mark (Reg. No. 2,011,817), BLUE HERON PALE ALE DESIGN mark (Reg. No. 2,011,816), PEREGRINE PALE ALE word mark (Reg. No. 1,667,796), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), EYE OF THE HAWK SELECT ALE DESIGN mark (Reg. No. 2,011,818), EYE OF THE HAWK SPECIAL EDITION ANNIVERSARY ALE DESIGN mark (Reg. No. 2,011,815), YULETIDE PORTER word mark (Reg. No. 1,666,891), BREWSLETTER word mark (Reg. No. 1,768,639), FROLIC SHIPWRECK ALE 1850 and Design composite mark (Reg. No. 2,080,761), PEREGRINE GOLDEN ALE word mark (Reg. No. 2,475,222) and HOPLAND BREWING COMPANY word mark (Reg. No. 2,509,464).

     The Company uses the BLUE HERON word mark under a concurrent use agreement with Bridgeport Brewing Company which gives the Company the exclusive right to use the BLUE HERON word mark throughout the United States with the exception of Oregon, Idaho, Washington, and Montana. Bridgeport Brewing Company, the other concurrent use party, has the exclusive right to use the BLUE HERON word mark in those states.

     The Company's use of the BLACK HAWK STOUT word mark is, by agreement with Hiram Walker & Sons, Inc., subject to the restriction that it be used solely to identify and distinguish malt beverage products namely, beer, ale and stout, and only in conjunction with the words "Mendocino Brewing Company."

     The Company's United States federal trademark registrations for the BLUE HERON word mark (Cancelled Reg. No. 1,820,076) and BLACK HAWK STOUT word mark (Cancelled Reg. No. 1,791,807) were cancelled as a result of alleged technical deficiencies in registration compliance filings. The Company continues to use the BLUE HERON and BLACK HAWK STOUT word marks and claims common law trademark rights in and to such marks. The Company presently has a pending application on file with the United States Patent and Trademark Office for the re-registration of the BLACK HAWK STOUT word mark and a petition on file with the Commissioner of Patents and Trademarks for the reinstatement of the BLUE HERON word mark.

     The Company claims common law trademark rights in and to the SUN LAGER PREMIUM HANDCRAFTED BREW and Design composite mark and presently has a pending Statement of Use on file with the United States Patent and Trademark Office to perfect its federal registration of this mark (pending Application Serial No. 76/079875). It is anticipated that federal registration for this mark will issue by June 2002. The Company also claims common law trademark rights in and to the BLACK EYE ALE word mark and presently has a pending trademark application (Application Serial No. 76/202158) on file with the United States Patent and Trademark Office for the registration of this mark.

     The Company has acquired the trademark CARMEL BREWING COMPANY and any other variation of the same as used by Carmel Brewing Company and claims common law trademark rights in and to all such marks. The Company has also acquired the rights to use the RAZOR EDGE word mark through a License Agreement with Beverage Mates, Ltd. However, the Company is currently not using the RAZOR EDGE mark, and it is unclear whether it will use the mark in the future. The RAZOR EDGE License Agreement expires in 2008, but will be automatically renewed unless specifically terminated. License fees are calculated based on sales of the product. The Company did not have any material sales of this brand during 2001.

     Releta has federal trademark registrations on the principal register of the United States Patent and Trademark Office for the FAT BEAR word mark (Reg. No. 2,267,709), TEN SPRINGS word mark (Reg. No. 2,243,852), and WHITEFACE word mark (Reg. No. 2,322,226). Releta has a federal trademark registration on the supplemental register of the United States Patent and Trademark Office for the SARATOGA CLASSIC PILSNER word mark (Reg. No. 2,396,601). Releta also has a pending intent-to-use application on file with the United States Patent and Trademark Office (Application Serial No. 75/375227) for registration of the NORTH COUNTRY ALES word mark.

     License and Franchise Agreements

     In August 2001, the Company acquired UBI and its wholly-owned subsidiary UBSN, which hold the exclusive brewing and distribution rights for Kingfisher Premium Lager in the U.K., Ireland, continental Europe, and Canada through a Licensing Agreement with United Breweries Limited ("UB Limited"); and to Sun Lik Chinese Lager in the U.K. as a sub-licensee of Shepherd Neame, which holds a license to this trademark through a Licensing Agreement with San Miguel Corporation. (See "Certain Relationships and Related Transactions," below.)

     In July 2001 MBC entered into a Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., pursuant to which MBC obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. Under its terms, this agreement is currently scheduled to remain in effect until October of 2013.

     Since 1998, UBI and UBSN have licensed to Shepherd Neame, an affiliated entity, the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the U.K., Ireland, and continental Europe. (See "Certain Relationships and Related Transactions - Brewing Agreement Between UBI and Shepherd Neame," below.)

     Governmental Regulation

     The Company's United States operations are subject to licensing by both state and Federal governments, as well as to regulation by a variety of state and local governments and agencies. The Company is licensed to manufacture and sell beer by the Departments of Alcoholic Beverage Control in California and New York. A federal permit from the United States Bureau of Alcohol, Tobacco, and Firearms ("BATF") allows the Company to manufacture fermented malt beverages. To keep these licenses and permits in force the Company must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, or company structure must also be made to these regulatory agencies. BATF must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities in aggregate of 10% or more in the Company be investigated as to their suitability. The Company's production operations must also comply with the Occupational Safety and Health Administration's workplace safety and worker health regulations and comparable state laws. Management believes that the Company is presently in compliance with the aforementioned laws and regulations and that it has implemented its own voluntary safety program. The Hopland Brewery's brewpub is regulated by the Mendocino County Health Department, which requires an annual permit and conducts spot inspections to monitor compliance with applicable health codes.

     In the United States, taxation of alcohol has increased significantly in recent years. Currently, the Federal tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. The California tax rate is $6.20 per bbl. The State of New York presently imposes an excise tax of $4.19 per bbl. on brewers for over 100,000 bbls. per year.

     The Company's European operations are subject to regulation by U.K. and European laws, as well as by the laws of various individual countries in which UBI distributes its products. The Company does not anticipate any significant increase in its applicable taxes in its European markets during 2002.

     Compliance with Environmental Laws

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

     The Company has built its own wastewater treatment plant for the Ukiah facility. As a consequence, the Company is not currently required to incur sewer hook-up fees at that location. If the Company's discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., the Company may be required to pay additional fees. The estimated cost of the wastewater treatment facility was $900,000, and the estimated cost of operating the plant is between $6,000 and $10,000 per month. The cost may increase with increased production. The Company is exploring various methods of recycling treated wastewater and could realize some revenue from doing so. The Company has contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility for essentially the cost of transportation. A Mendocino County Air Quality Control Permit will be required to operate the natural gas fired boiler in Ukiah.

     The Saratoga Springs facility is subject to various federal, state, and local environmental laws which regulate use, storage and disposal of various materials. The Company's solid waste products consist of spent grain, cardboard, glass, and liquid waste. As for solid waste, the Company has instituted at this facility a recycling program for cardboard, office papers and glass at a minimal cost to the Company. The Company sells spent grain to local cattle dairy farms. The Company pays approximately $870 per month towards sewer fees for liquid waste. The sewer discharge from the brewery is monitored and is within the standards set by Saratoga County Sewer Department. The Company follows and operates under rules and regulations of New York Department of Environmental Conservation for Air Pollution Control.

     Various states in which the Company sells its products in the U.S., including California and New York, have adopted certain restrictive packaging laws and regulations for beverages that require deposits on packages. The Company continues to do business in these states, and such laws have not had a significant effect on the Company's sales. Congress and a number of additional states continue to consider similar legislation, the adoption of which by Congress or a substantial number of states or additional local jurisdictions might require the Company to incur significant capital expenditures to comply.

     In Europe, various countries require information to be displayed on packaging in the national language. In general, European packaging regulations are covered by specifications provided by the European Union, with which the Company believes itself to be in compliance. Trade with Canada is subject to the regulation of the provincial Liquor Boards.

     The Company has not received any notice from any governmental agency that it is a potentially responsible person under any environmental law.

     Employees

     As of December 31, 2001, MBC employed 64 full-time and 21 part-time individuals in the United States, including eleven in management and administration, 39 in brewing and production operations, 21 in retail and brewpub operations and 14 in sales and marketing positions. In England, UBI and UBSN together employed ten people in sales and marketing and six in managerial and administrative positions.

     Management believes that the Company's relations with its employees are generally good. The Company is not a party to any labor union contracts.

     The Hopland Brewery Brewpub and Merchandise Store

     An important marketing tool for the Company's domestic market has been the Hopland Brewery brewpub and merchandise store. Located on a major tourist route in Hopland, California, 100 miles north of San Francisco, the Hopland Brewery opened in 1983 as the first new brewpub in California and the second in the United States since the repeal of Prohibition.

     Beverages served at the Hopland Brew Pub include Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, Peregrine Golden Ale, and a seasonal brew on tap, along with local wines and soft drinks, as well as hand pumped cask conditioned ales. The adjacent merchandise store sells the Company's brews and merchandise such as hand-screened label T-shirts, posters, engraved glasses and mugs, logo caps and other brewery-related gifts.

Item 2.  Description of Property.

     In the United States, the Company owns nine acres of land in Ukiah, California on which its Ukiah brewery is operated. This facility is adequate for Company's current capacity and also has space for future expansion. Savings Bank of Mendocino County currently holds a first deed of trust on this property in connection with a loan advanced to the Company. (See PART II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Liquidity and Capital Resources - Long-Term Debt," below.) The principal amount outstanding on the loan as of December 31, 2001 was $2,586,500. CIT Group holds a second deed of trust on this property, securing a working capital facility granted to the company. The amount owed to CIT Group by the Company under this capital facility was $2,285,600 as of December 31, 2001. (See MD&A - "Liquidity and Capital Resources -- Other Loans and Credit Facilities -- CIT Group/Credit Finance Line of Credit," below.)

     The Ukiah brewery is presently operating under a temporary certificate of occupancy from the City of Ukiah. The Company has yet to complete the build-out of its administrative space and the exterior landscaping of the Ukiah facility. In the interim, the Company approached the authorities with plans to construct offices in a different part of the building at a much lesser cost to the Company. Those plans were approved by the city and accordingly the offices were completed at the end of 1999 at a cost of approximately $23,000. The remaining work related to Ukiah Brewery building pending completion and the estimated cost thereof are as follows: Covering the parking lot with asphalt, approximately $30,000; Building concrete sidewalk to one of the entrances of the brewery building, approximately $10,000; and if required, creating additional office/record room space for future development, approximately $60,000. Management does not currently anticipate a need for the additional office/record room space. The Company has estimated the life of the building at 40 years and depreciates the cost of the building on a straight-line method over its anticipated life. The Company does not depreciate the cost of the land. The Company's tax basis on the Ukiah facility is $7,107,000. Various other assets incorporated in this facility are being depreciated, on a straight-line basis, at between 10 and 20 years.

     The Company also currently leases a 15,500 square foot building in Hopland, California, on which the Hopland Brewery is located. The lease on this property expires in August 2004.

     The Company also leases 3.66 acres in Saratoga Springs, New York, on which Ten Springs Brewery operates under a lease expiring October 2002. The lease can be renewed for three successive terms of five years by the Company if it is not in default at the time each option is exercised. The next date on which the Company must give notice of such renewal is May 2, 2002, and the Company currently intends to exercise its option, on or before that date, to extend the Saratoga Springs lease for an additional five years, until October 30, 2007 Non-renewal of that lease would adversely affect the Company's operations.

     In the U.K., UBSN currently has three years remaining of a six year lease for offices located at Faversham, Kent, in England. The Company does not own or lease any other material properties in Europe.

     Additionally, the Company leases certain equipment and vehicles under operating leases which expire over the period from May 2002 through March 2005. The Company leases certain brewing equipment from FINOVA Capital Corporation pursuant to a lease which expires November 11, 2003. The Company also leases equipment under various small leases.

     The Company considers its land, buildings, improvements, and equipment to be well maintained and in good condition, and adequate to meet the operating demands placed upon them. In the opinion of management, all of these properties are adequately covered by insurance.

Item 3.  Legal Proceedings.

     The Company is engaged in ordinary and routine litigation incidental to its business. Management does not anticipate that any amounts which it may be required to pay by reason thereof will have a material effect on the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

     The Company's Common Stock is listed on the Pacific Exchange, Inc. (symbol
MBR). The high and low closing sales prices for the Common Stock as reported on the Pacific Exchange are set forth below for the quarters indicated:

                                 2001                                       2000
               -----------------------------------------  -----------------------------------------
                 1st        2nd        3rd        4th        1st        2nd       3rd         4th
               Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
     High       $1.13      $1.24      $1.15      $0.65      $1.38      $1.44      $1.38      $1.13

     Low        $0.87      $0.62      $0.60      $0.45      $0.63      $0.63      $0.63      $0.63


     The Company had approximately 2,361 shareholders of record as of December 31, 2001. The Company has never paid a cash dividend on its Common Stock and management does not expect the Company to pay cash dividends in the foreseeable future. The Company's credit agreements provide that the Company may not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that similar restrictions will remain in effect for as long as the Company has significant bank financing.

     On February 4, 2002, the Company received notice from the Pacific Exchange that the Company's common stock might be subject to delisting from the Exchange, based on the Company's failure to maintain a minimum bid price of $1.00 per share. In response, the Company's Board of Directors has approved a proposal to effect a one-for-three reverse split of the Company's common stock. The reverse stock split would be carried out by means of an amendment to the Company's Articles of Incorporation, which under California law requires shareholder approval. Once the proposed reverse stock split becomes effective, the Company anticipates that the per share bid price of the common stock should increase to above the $1.00 minimum bid price required by the Pacific Exchange. On March 6, 2002, the Pacific Exchange notified the Company that it had been granted an "extended compliance period" in which to come into compliance with the rules of the Exchange, and requested that the Company provide the Exchange with a written progress report by April 17, 2002, updating the Exchange on the Company's efforts to remedy its non-compliance. The Company believes that the proposed reverse stock split will satisfy the minimum pricing requirements of the Exchange.

     The Company is currently considering a proposal to have is Common Stock quoted on the Nasdaq Over the Counter Bulletin Board. If this proposal is put into effect, the Company expects quotation of its Common Stock on this system to begin during the second quarter of 2002.

     The holders of the Company's 227,600 outstanding shares of Series A Preferred Stock (which is not listed for trading on any market or to the Company's knowledge quoted on any bulletin board or other public quotation system) are entitled to aggregate cash dividends and liquidation proceeds of $1.00 per share before any dividend may be paid with respect to the Common Stock. The Series A Preferred Shares must be canceled after the holders of these shares have received their $1.00 per share aggregate dividend. Management does not have any present intention to declare or pay a dividend on the Series A Preferred Stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto and other financial information included elsewhere in this Report. The discussion of results and trends does not necessarily imply that these results and trends will continue. With respect to certain forward-looking statements contained in the following discussion, please refer to the paragraph captioned "Forward Looking Statements" set forth immediately prior to Part I of this Annual Report, above.

Overview

     The year 2001 was highlighted by two events which took place in the third quarter: consummation of the acquisition of UBI and UBSN, as discussed more fully below, and the launch of Kingfisher Premium Lager in the United States.

     During the second quarter of 2001, the Company also launched Black Eye Ale, a blend of two of the Company's popular brands, Black Hawk Stout and Eye of the Hawk Select Ale, in 25 oz. bottles. The Company also introduced a new packaging for an existing product, Blue Heron Pale Ale, which is now available in twelve-packs.

     In August 2001, Shepherd Neame granted UBSN a license to market and retail Sun Lik Premium Lager Beer ("Sun Lik"). Sun Lik is a brand which is owned by a division of San Miguel Corporation. UBSN currently sells Sun Lik to the Chinese restaurant trade in the U.K.

     Effective as of August 13, 2001, the Company consummated a transaction by which it purchased all of the issued and outstanding capital stock of United Breweries International (UK) Limited, a United Kingdom corporation ("UBI") in exchange for 5,500,000 shares of the Company's Common Stock. UBI has as its wholly-owned subsidiary UBSN, Ltd., a corporation organized in England ("UBSN"). Subsequently, the Company obtained from UBI and Kingfisher of America, Inc. the rights to brew and distribute Kingfisher Lager, and to use the trade name and trademark associated with the Kingfisher products, in the United States. All information presented shows the effect of the acquisition of UBI as of the earliest financial period presented. (For more information on this acquisition, see "PART III, Item 12, Certain Relationships and Related Transactions".)

     The Company has also introduced additional equipment during the year. To facilitate production of Kingfisher Lager, the Company made necessary modifications to the layout of the facility at Saratoga Springs, installed a pasteurizer, and upgraded the equipment and laboratory. At the Ukiah facility, the company installed a refurbished Krones labeller in the first quarter and a bottle rinser, 350 bottle per minute H&K filler crowner, bi-directional accumulation table and case erectors in January 2002. These modifications should result in decreased manufacturing costs, improved bottling speed, and better packaging of the products.

     During September 2000 the Company entered into an agreement with Wolaver's Enterprises, LLC, a Florida limited liability company, to provide brewing, on a contract basis, of their line of organic beers. During 2001 the Company sold 3,762 barrels of these beers, or approximately 6.4% of the Company's total U.S. sales. Management currently anticipates that sales of these beers will constitute approximately the same percentage of the Company's total U.S. sales during 2002.

     On August 31, 1999, MBC and one of its principal shareholders, United Breweries of America, Inc. ("UBA") entered into a Master Line of Credit Agreement, which was subsequently amended on April 28, 2000, and February 12, 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000. As of December 31, 2001, the aggregate amount drawn under the Credit Agreement, together with interest accrued thereon, was approximately $1,743,000, an increase of $447,000 over the amount the Company had drawn (together with interest due thereon) as of December 31, 2000, which was approximately $1,296,600. The Company and UBA executed an Extension of Term of Notes under Master Line of Credit Agreement on February 14, 2002 (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the Notes (both the matured Notes and the Notes yet to mature during 2002), as contemplated in
Section 3 of each of the Notes. The Extension Agreement extends the terms for a period of time ending on August 15, 2002. The last remaining Note matures on a date following August 15, 2002; therefore its terms were not extended by the Extension Agreement. (For further information about the Credit Agreement please refer to "PART III, Item 12 - Certain Relationships and Related Transactions - Master Line of Credit Agreement," below.)

     The Company's brewing operation's sales in the United States during the year 2001 increased to 58,683 barrels, an increase of 9,458 barrels, or 19.2%, over the 49,255 barrels sold in the year 2000. Of the total sales of barrels, the sales out of the Ukiah facility during 2001 amounted to 48,095 barrels and the sales out of the Saratoga Springs facility amounted to 10,588 barrels.

     During the year 2001, UBSN sold 54,229 barrels in the United Kingdom and Europe, compared to 52,937 barrels during the year 2000. This represents an overall increase of 2.4% over the year 2000. Because the U.S. distribution of Kingfisher was shifted to the Company's Saratoga Springs facility, instead of through UBSN, the Company realized an increase in Kingfisher volume attributable to MBC, and a proportionate decrease in volume attributable to UBSN. As a result, during 2001 UBSN experienced a drop in volume of 4,149 barrels during the year 2001 when compared to the year 2000. Sales in the U.K. and continental Europe increased to 47,520 barrels during the year 2001, compared to 42,079 barrels during the year 2000, for a 13% increase.

     Following the terrorist attacks in the United States on September 11, 2001, the restaurant and lodging industry in both the United States and Europe have experienced a significant decline in business, due to decreased tourism and consumers' lack of confidence in local economies, among other reasons. This decline in the bar and restaurant business has adversely affected the Company's sales in the fourth quarter, and may continue to adversely affect the Company's sales for the short term. It is not yet known what the full effect of the terrorist attacks will be with regard to the Company's business and its distribution markets.

     The Company ended the year 2001 with a net loss of $2,843,600. As set forth more fully under "Results of Operations," below, increases in cost of goods, selling and marketing expenses, general and administrative expenses, acquisition expenses, and income tax provision contributed to the net loss.

Segment Information

     Historically, the Company's business operations have been divided into two segments, manufacturing and distribution of beer in the United States (the "Domestic Operations") accounting for 98% (by revenue) of gross sales of the Company in the year 2001, and retail operations in the United States (primarily at the Company's Hopland, California, Brewpub facility) accounting for 2% of gross sales in 2001. With the Company's acquisition of UBI and UBSN in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Operations"). This segment accounted for 52% of the Company's gross sales during 2001. With expanded wholesale distribution of beer, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

Results of Operations

     The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.

                                                               -----------------------------------------
                                                                          Year Ended December 31
                                                               -----------------------------------------
                                                                       2001                   2000
     Statements of Operations Data:                                 %                            %
                                                               -------------               -------------
     Sales                                                            102.78                      102.58
     Less Excise taxes                                                  2.78                        2.58
                                                               -------------               -------------
     Net Sales                                                        100.00                      100.00
     Costs of Sales                                                    66.36                       64.22
                                                               -------------               -------------
     Gross Profit                                                      33.64                       35.78
                                                               -------------               -------------
     Retail Operating Expenses                                          1.93                        1.89
     Marketing Expense                                                 20.72                       20.28
     General and Administrative Expenses                               11.52                       10.58
                                                               -------------               -------------
     Total Operating Expenses                                          34.17                       32.75
                                                               -------------               -------------
     Profit / (Loss) from Operations                                   (0.53)                       3.03
     Other (Income) / Expense                                          (0.33)                      (0.34)
     Acquisition Expenses                                               3.41                     --
     Interest Expense                                                   3.87                        4.48
                                                               -------------               -------------
     Loss before income taxes                                          (7.48)                      (1.11)
     Provision for / (Benefit) from income taxes                        4.37                       (0.58)
                                                               -------------               -------------
     Net Loss                                                         (11.85%)                     (0.53%)
                                                               =============               =============
     Other Comprehensive Loss                                           0.33                        0.00
                                                               =============               =============
     Comprehensive Loss                                               (12.18%)                     (0.53%)
                                                               =============               =============


                                                               -----------------------------------------
                                                                          Year Ended December 31
                                                               -----------------------------------------
                                                                       2001                   2000
     Balance Sheet Data:                                            $                            $
                                                               -------------               -------------
     Cash and Cash Equivalents                                        89,800               $     208,300
     Working Capital                                              (4,213,200)                   (456,700)
     Property and Equipment                                       14,640,600                  14,862,300
     Deposits and Other Assets                                        87,500                      87,400
     Total Assets                                                 23,947,400                  24,883,000
     Long-term Debt                                                3,775,100                   4,165,900
     Obligation Under Capital Lease                                  925,000                   1,396,900
     Total Liabilities                                            16,085,800                  14,488,900
     Accumulated Deficit                                          (6,764,700)                 (3,859,000)
     Shareholder's equity                                          7,861,600                  10,394,100

Net Sales

     Overall net sales for the year 2001 were $23,972,600, an increase of $2,103,400, or 9.6%, compared to $21,869,200 for the year 2000. Volume increases, coupled with price increase in the year 2001 contributed to higher realization.

     Domestic Operations. Net sales for the year 2001 were $11,229,100 compared to $9,255,900 for the year 2000, representing an increase of 21.32%. The sales volume increased to 58,683 barrels in the year 2001 from 49,255 barrels in the year 2000, representing an increase of 9,428 barrels or increase of 19%. Of the increase, sale of Company's brands increased by 4,953 barrels including Kingfisher volume of 2,920 barrels and contract brands sale increased by 4,475 barrels. Management attributes the increased sales of the Company's own brands to improved marketing strategies, including new point of sale materials and increased sales personnel. The Company's commencement of domestic sales of Kingfisher also contributed to the increase in sales. The Company has achieved an increase in contract brewing operations since the corresponding period of 2000, and has begun brewing the organic beers of Wolaver's Enterprises LLC discussed above. The increase in overall net sales during the year 2001 was achieved mainly by higher wholesale shipments which represented an increase of $2,019,700 over the wholesale shipments during the year 2000. The Company also benefited from a general increase in the price of its products, which was effected in the first quarter of 2001. In view of management's focus on wholesale beer sales, retail sales for the year 2001 showed only a minimal increase of $55,700 over the year 2000.

     European Operations: Net sales for the year 2001 were $12,775,700 ((pound)8,872,000) compared to $12,643,600 ((pound)8,342,300) during 2000, an increase of 1.04%. During the year 2001, UBSN sold 54,229 barrels compared to 52,937 barrels during the year 2000. UBSN increased its selling prices at the end of the first quarter of the year 2001. Exchange rate fluctuations when measured in United States dollars suppressed growth percentage as compared to last year, however when the net sales results are compared in Pounds Sterling, there is an increase of 6.3%. Sales volume in the United Kingdom and Europe increased over the year, however the increase was offset by the shifting of the United States Kingfisher distribution from the UK, to MBC out of its Releta facility. This resulted in a drop in the volume of sales previously exported to the United States.

Cost of Goods Sold

     Cost of goods sold as a percentage of net sales during the year 2001 was 66.4%, as compared to 64.2% during the year 2000. Higher volume, increases in the cost of materials, and higher energy costs contributed to the increase. The Company has also sold in the United States 8,522 more barrels packaged in bottles in the year 2001 compared to the year 2000, which are more costly than other distribution methods. Prices of bottles and certain type of malts increased during 2001 in the U.S.

     Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the year 2001 was 66.8%, as compared to 62.9% during the year 2000, representing an increase of 3.8%. The Company also incurred increased costs in connection with the introduction of new packaging and products. Due to increased production activity and increase in the minimum wages effected at the beginning of 2001, labor costs increased as a percentage of net sales, from 10.2% during 2000 to 11.2% during 2001.

     Also in 2001, depreciation decreased as a percentage of net sales in the United States, from 7.5% in 2000 to 6.2% in 2001, insurance increased from 1.2% in 2000 to 1.6% in 2001, while other manufacturing expenses decreased from 5.6% in 2000 to 4.9% in 2001, thereby contributing to the overall increase of 3.8% of the cost of goods sold as a percentage of net sales, as compared to 2000. Also, mainly because of energy surcharges, utilities increased as a percentage of net sales, from 3.75% in 2000 to 4.0% in 2001. The Company relies heavily on natural gas to operate its brewing operations, and electricity to operate its bottling and refrigeration units. Any significant increase in the use or charges of these utilities could significantly impact operations.

     European Operations: Cost of goods sold as a percentage of net sales in the United Kingdom during the year 2001 was 66.0%, as compared to 65.0% during 2000 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing an increase of 1.01% mainly due to exchange rate fluctuations and cost increases not offset by price increases during the first quarter of the year 2001.

Gross Profit

     As a result of the higher net sales described above, gross profit for the year 2001 increased to $8,065,000, from $7,825,900 for the year 2000, representing an increase of 3.1%. As a percentage of net sales, because of the increase in cost of goods sold as discussed above, the gross profit during the year 2001 decreased to 33.6% from that of 35.8% for the year 2000.

Operating Expenses. Operating expenses for the year 2001 were $8,192,400, as compared to $7,162,900 for the 2000, representing an increase of 14.4%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

Retail Operating Expenses: Retail operating expenses for the year 2001 were $462,400, representing an increase of $48,400, or 11.7%, from the year 2000. As a percentage of net sales, retail operating expenses increased to 1.93% as compared to 1. 9% for the year 2000. The increase in retail operating expenses consisted mainly of increases in labor expenses totaling $40,500, due primarily to increase in minimum wages effected during the beginning of the year, and in other expenses of $7,900, which Management generally attribute to the aggregate increase in sales and the increased hours of operation of the tasting room in Saratoga Springs.

Marketing and Distribution Expenses: Marketing and distribution expenses for the year 2001 were $4,966,500, representing an increase of $532,200, or 12%, from the year 2001. As a percentage of net sales, marketing and distribution expenses represented 20.7% as compared to 20.3% during the year 2000.

     Domestic Operations: Expenses for the year 2001 were $2,148,900 compared to $1,627,900 during the year 2000, representing an increase of $521,000. As a percentage of net sales in the United States, the expenses increased to 19.1% during the year 2001, compared to 17.6% during the year 2000. A portion of the increase is due to the increase of $172,400 in marketing and sales labor because of the growth in the Company's sales force. The Company committed to an aggressive product promotion during the year 2001, therefore as compared to the corresponding period of 2001, media and advertising increased by $103,100 and sales promotions expenses increased by $185,100. However such higher spending also resulted in a volume growth of 4,953 barrels in the sale of Company's own brands. Other increases are as follows: telephone expenses increased by $9,000; freight increased by $11,200; travel, entertainment and sampling expenses increased by $42,100; and other expenses decreased by $1,900.

     European operations: Expenses for the year 2001 were $2,817,600 compared to $2,806,400 during 2000, representing an increase of $11,200. As a percentage of net sales in the United Kingdom, the expenses decreased to 22% during the year 2001 compared to 22.2% during 2000 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The reduction is mainly because the Company began distributing Kingfisher out of its Saratoga Springs facility, therefore the following expenses associated with UBSN's sales of Kingfisher in the United States decreased accordingly: reduction in freight amounted to $118,200, sales commissions fell by $73,300, and sales promotion expenses declined by $61,200. The Company increased manpower in the United Kingdom, which necessitated an increase of $115,200 in salary. The costs of repair and replacement of beer dispensing equipment installed in bars by the Company increased by $134,900 and other miscellaneous distribution expenses increased by $13,800.

General And Administrative Expenses: General and administrative expenses were $2,763,500, representing an increase of $448,900 from the year 2000. As a percentage of net sales, the general and administrative expenses were 11.5% for the year 2001, as compared to 10.6% for 2000.

     Domestic Operations: General and administrative expenses were $1,679,200, representing an increase of $237,700 over the year 2000. Mainly because of the Company's overall increase in operations and the acquisition of UBI, accounting and audit fees increased, when compared to the year 2000, by $61,400; legal fees increased by $88,600; salaries increased by $17,500; telephone expenses increased by $15,000; rent increased by $23,700; loan and lease fees increased by $11,400; bank charges increased by $17,100; and net miscellaneous expenses increased by $3,000.

     European Operations: General and administrative expenses were $1,084,300, representing an increase of $180,800 from the year 2000. The overall increase can be broken down as follows: salaries increased due to increase in manpower by $60,500; Legal and professional expenses increased by $70,800 mainly because of overall increase in operations and UBSN now being a part of the Company resulting in change in its corporate status as a subsidiary of a US corporation; management fees increased by $29,700; telephone expenses increased by $17,300; depreciation expenses decreased by $74,800 because of a write-off due to an out of court settlement of a long pending litigation; bad debts provision increased by $5,100; Exchange rate differences increased by $51,900; The net increase in other expenses was $20,300.

Other Expenses. Other expenses for the year 2001 totaled $1,667,600, representing an increase of $762,200 when compared to the year 2000. The other expenses consist of interest expenses, miscellaneous income, and acquisition costs. Interest expenses decreased by $50,900 because of the reduction in the line of credit, long term debts and reduction in interest rates. Miscellaneous income increased by $5,100. The transaction costs of acquiring UBI amounted to $818,200, including legal and accounting fees, fairness opinions, consulting, finders fees, and other components.

Income Taxes. The Company has a provision for income taxes of $1,048,600 for 2001, compared to a benefit from income taxes of $127,200 for the year 2000. The provision for taxes consists of $151,800 related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom and $896,800 for the amount of previously recognized deferred tax assets that may expire prior to utilization. Due to the increase in the net loss over the amount for 2000, the Company believes that a portion of their deferred tax assets associated with net operating loss carry forwards may expire prior to utilization.

Provision For / Benefit From Income Taxes. As of December 31, 2001, the Company had approximately $9,021,500, $3,165,400, and $1,362,600 of Federal, California and New York net operating losses, respectively, available to carry forward. Of the Federal and New York net operating losses, approximately $2,079,700 will expire in 2012, and the remainder will expire through 2021. The California net operating losses expire beginning in 2001 and will continue to expire through 2011. The Company also has $35,000 of California Manufactures Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007. Although management believes that based on current projections, the Company could utilize all of the net operating losses, it is possible that a portion of the losses may expire prior to utilization. The Company has recorded a valuation allowance of $1,486,000 on deferred tax assets for net operating loss carryforwards that may expire prior to utilization. Management believes that the Company could still utilize the deferred tax assets in the ordinary course of business, but due to the significant time period that may elapse before utilization, Management has decided that a valuation allowance was necessary. The Company is implementing various strategies to achieve profits sufficient to utilize these assets. The rationale for not recording a larger allowance and strategies for utilization of the assets are as follows:

o Approximately $818,000 of transaction costs associated with the acquisition of UBI will be capitalized for tax purposes in the current year, thereby reducing the amount of the loss for income tax purposes.

o For California income tax purposes, significant book to tax temporary differences will result in additional taxable income of $300,000 per year for the next three years.

o The Company acquired UBI and has begun production and distribution of Kingfisher Lager. UBI had profitable operations in the years 2001, 2000 and 1999, and also generated positive cash flows for those periods. The Company may consider using the excess cash flow from the operations of UBI to reduce the Company's outstanding debt and reduce interest expense.

o The company anticipates that due to its acquisition of the rights to brew and distribute Kingfisher, and the continued increase in sales of the Company's own brands, the Company could achieve profitable operations in the future.

o The Company installed equipment to upgrade its bottling line in January 2002. The equipment will increase the bottling capacity from 120 bottles per minute to 250 bottles per minute. This will assist the Company in reducing labor costs and cost of goods sold.

o The Company has in the past considered undertaking a private placement of securities. The proceeds of a private placement in the near future, if it is decided to attempt one, could be used for working capital and market expansion costs. The Company could also consider refinancing the operations in order to reduce interest rates and debt payments.

o The Company has offered to convert approximately $1,743,000 of convertible debt into the Company's equity securities. Such a conversion could reduce interest expenses substantially. (See PART III, Item 12 - Certain Relationships and Related Transactions - Master Line of Credit Agreement," below.)

o The Company may include the earnings of UBI in the Company's federal and state income tax returns; this would allow the Company to utilize the net operating loss carry forwards more quickly.

     The Company will continue to evaluate its deferred tax assets on a quarterly basis, to assess the need for, and amount of, the valuation allowance.

Net Loss. The Company's net loss for the year 2001 was $2,843,600, as compared to loss of $115,200 for the year 2000. After providing for foreign currency translation adjustment of $77,800 during the year 2001 ($0 for 2000), the comprehensive loss for the year 2001 was $2,921,400, compared to a loss of $115,200 in 2000.

Seasonality

     Domestic Operations: Beer consumption nationwide has historically increased by approximately 20% during the summer months. It is not clear to what extent seasonality will affect the Company as it expands its capacity and its geographic markets.

     European Operations: Beer consumption in the U.K., Ireland, and continental Europe has historically increased during the winter months. Although it is not clear to what extent seasonality and the expansion of its geographic markets will affect the Company, it is believed that the seasonality difference between the US and UK-European markets will benefit the Company overall.

Capital Demands

     The Saratoga Springs facility commenced brewing operations in February 1998. Both the Ukiah and Releta facilities have been operating at significantly less than full capacity during 2001. Both breweries have placed demands upon the Company's assets and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations.

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

     With regard to the exterior landscaping of the Ukiah facility, the Company has been using its own in-house resources to complete the bulk of the work, and has employed outside firms from time to time for limited purposes. The work was completed at a cost of approximately $23,000. The work related to Ukiah Brewery building pending completion and the estimated cost thereof are as follows:

     1.   Covering the parking lot with asphalt, approximately $30,000

     2. Building concrete sidewalk to one of the entrances of the brewery building, approximately $10,000

     3. If required, creating additional office/record room space for future development, approximately $60,000

     The management expects that the additional office space will no longer be required, and is planning to approach the City authorities for their approval of modifications to the original plan and complete the work on the parking lot and sidewalk.

     Completion of construction is a condition to the issuance of a final certificate of occupancy. Failure to complete construction and obtain a final certificate of occupancy could have a material adverse effect on the Company's business, financial condition, and results of operations, because of, among other reasons, increased administrative burdens and costs.

Liquidity and Capital Resources

     Long Term Debt. MBC has obtained a $2.7 million long term loan from Savings Bank of Mendocino County ("SBMC"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan is payable in monthly installments of $24,443 including interest at the Treasury Constant Maturity Index plus 4.17%, currently 5.83%, maturing December 2012 with a balloon payment in the amount of $1,872,300. In addition to the Ukiah land and facility, this loan is secured by some of the other assets of the Company (other than the Releta facility), including, without limitation, most of the Company's equipment.

     Shareholder Commitment. UBA, the Company's second-largest shareholder, has provided the Company with a credit facility during 2001 and 2000. (See discussion above under "Overview." For mote information about this facility please see "ITEM III - Certain Relationships and Related Transactions -- Master Line of Credit," below.)

     Equipment Lease. FINOVA Capital Corporation leased new brewing equipment with a total cost of approximately $1.78 million to MBC for a term of 7 years (beginning December 1996) with monthly rental payments of approximately $27,100 each. At expiration of the initial term of the lease, the Company may purchase the equipment at its then current fair market value but not less than 25% nor more than 30% of the original cost of the equipment, or at the Company's option, may extend the term of the lease for an additional year at approximately $39,000 per month with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable.

     Other Loans and Credit Facilities.

     CIT Group/Credit Finance Line of Credit. The CIT Group/Credit Finance, Inc. has provided the Company a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $964,600 of the term loan was outstanding as of December 31, 2000. On November 20, 2000, the CIT Group had agreed to increase the borrowing limit by $100,000, subject to the condition that the increased limit has to be paid back in monthly installments of $11,111 during the period from April 1 through December 1, 2001. In April of 2001, the CIT Group agreed to defer the commencement of the monthly repayments to September 2001. During October 2001, the CIT Group increased the line of credit by $170,000 to enable the company to acquire and refurbish bottling equipment in order to enhance the Company's capacity of which $85,000 was repaid as of the date of filing this report and the balance will be repaid once the balance of purchase is refinanced through an existing line of credit. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of December 31, 2001, the total amount outstanding on the line of credit was approximately $2,246,197

     Savings Bank of Mendocino Line of Credit. On June 25, 2001, Savings Bank of Mendocino County ("SBMC") extended a revolving line of credit to the Company, secured by the existing assets of the Company and by a personal guarantee by Dr. Mallya. This credit facility matured on October 12, 2001. The Company has drawn $250,000 in principal on the facility. The rate of interest on the facility was the adjusted base commercial rate of SBMC on the first and fifteenth day of each month, plus one percent, which was 8%. This line of credit was paid down and terminated in November 2001.

     Necor Bank Limited Option Facility. Necor Bank Limited, a South African registered company, has provided UBSN with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility is secured by a fixed and floating currency charge over all of the assets of UBSN. The amount outstanding on this line of credit as of December 31, 2001, was approximately $795,900

     Shepherd Neame Loan: Shepherd Neame has a brewing contract with UBSN for brewing Kingfisher Lager for the Company's European and Canadian markets. In consideration of extending the brewing contract, Shepherd Neame advanced a loan of GBP 600,000 to UBSN, repayable in monthly installment of (pound)5,000 per month, commencing in June 2003.The loan carries an interest rate of 5%. (For more information about this loan please see "PART III -- Certain Relationships and Related Transactions -- Loan Agreement Between UBSN and Shepherd Neame," below.)

     Interest. The weighted average interest rates paid on the Company's U.S. debts (including the long term capital lease of equipment by FINOVA Capital Corporation Inc.) was 9.57% for the year 2001 and 10.82% for the year 2000.

     Keg Management Arrangement. The Company has entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to

MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. The agreement expires in September 2002, and Management expects to negotiate an extension of the agreement during 2002. If the agreement is not extended and terminates, the Company is required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available. However, there can be no assurances that the Company will be able to finance the purchase of kegs and the failure to purchase the necessary kegs from MicroStar is likely to have a material adverse effect on the Company.

     Current Ratio. The Company's ratio of current assets to current liabilities on December 31, 2001 was 0.63 to 1.0 and its ratio of total assets to total liabilities was 1.49 to 1.0. On December 31, 2000, the Company's ratio of current assets to current liabilities was 0.80 to 1.0 and its ratio of total assets to total liabilities was 1.72 to 1.0.

     Impact of Expansion on Cash Flow. The Company must make timely payment of its debt and lease commitments to continue its operations. Unused capacity at the Ukiah and Saratoga Springs facilities has placed demands on the Company's working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities. Management had success in negotiating these credit facilities in the past and expects to successfully negotiate these facilities in the future. However, there can be no assurance that the Company will have access to any such sources of funds in the future, and the inability to secure sufficient funds will have a materially adverse effect on the Company. Further, the CIT Group line of credit is due for renewal in September 2002. Failure to renew the facility would have a material adverse impact on the Company.

     Related Party Transactions During 2001, MBC and its subsidiaries entered into or amended several agreements with affiliated and related entities. Among these were a Brewing Agreement and a Loan Agreement between UBSN and Shepherd Neame; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. (For more information on all of these agreements please see "PART III -- Certain Relationships and Related Transactions," below.)

Item 7.  Financial Statements.

     The information required by this item is set forth at Pages F-1 through F-17 to this Annual Report.

                         MENDOCINO BREWING COMPANY, INC.

                        INDEPENDENT AUDITOR'S REPORT AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                                    CONTENTS
                                                                            PAGE
INDEPENDENT AUDITOR'S REPORT ............................................... F-1


CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheet ......................................................... F-2

     Statements of operations and comprehensive loss ....................... F-3

     Statements of stockholders' equity .................................... F-4

     Statements of cash flows .............................................. F-5

     Notes to financial statements ......................................... F-6

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Mendocino Brewing Company, Inc.


We have audited the accompanying consolidated balance sheet of Mendocino Brewing Company, Inc., as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mendocino Brewing Company, Inc., as of December 31, 2001, and the results of its operations and its cash flows for the two years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                        /s/ MOSS ADAMS LLP


Santa Rosa, California
February 1, 2002

                                                 MENDOCINO BREWING COMPANY, INC.
                                                      CONSOLIDATED BALANCE SHEET
                                                               December 31, 2001

                                     ASSETS
CURRENT ASSETS
   Cash                                                                            89,800
   Accounts receivable, net of allowance for doubtful accounts of $131,100      5,599,200
   Inventories                                                                  1,273,700
   Prepaid expenses                                                               209,800
                                                                             ------------
      Total current assets                                                      7,172,500
                                                                             ------------
PROPERTY AND EQUIPMENT                                                         14,640,600
                                                                             ------------
OTHER ASSETS
   Deferred income taxes                                                        1,922,600
   Deposits and other assets                                                       87,500
   Intangibles, net of amortization                                               124,200
                                                                             ------------
                                                                                2,134,300
                                                                             ------------
Total assets                                                                 $ 23,947,400
                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                          $  2,413,700
     Accounts payable                                                           5,319,800
     Accrued wages and related expense                                            171,800
     Accrued liabilities                                                          798,800
     Income taxes payable                                                         235,300
     Notes to related parties                                                   1,742,700
     Current maturities of long-term debt                                         356,800
     Current maturities of capital lease obligations                              346,800
                                                                             ------------
        Total current liabilities                                              11,385,700

LONG-TERM DEBT, less current maturities                                         3,775,100

CAPITAL LEASE OBLIGATIONS, less current maturities                                925,000
                                                                             ------------
Total liabilities                                                              16,085,800
                                                                             ------------
STOCKHOLDERS' EQUITY
     Preferred stock, Series A, no par value, with aggregate
        liquidation preference of $227,600; 10,000,000 shares
        authorized, 227,600 shares issued and outstanding                         227,600
     Common stock, no par value; 30,000,000 shares authorized,
        11,083,228 shares issued and outstanding                               14,476,500
     Accumulated comprehensive loss                                               (77,800)
     Accumulated deficit                                                       (6,764,700)
                                                                             ------------
        Total stockholders' equity                                              7,861,600
                                                                             ------------
        Total liabilities and stockholders' equity                           $ 23,947,400
                                                                             ============


See accompanying notes.

                                                 MENDOCINO BREWING COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                          Years Ended December 31, 2001 and 2000


                                                       2001            2000
                                                   ------------    ------------
SALES                                              $ 24,638,600    $ 22,432,900
LESS EXCISE TAXES                                       666,000         563,700
                                                   ------------    ------------
NET SALES                                            23,972,600      21,869,200
COST OF GOODS SOLD                                   15,907,600      14,043,300
                                                   ------------    ------------
GROSS PROFIT                                          8,065,000       7,825,900
                                                   ------------    ------------
OPERATING EXPENSES
     Retail operating                                   462,400         414,000
     Marketing                                        4,966,500       4,434,300
     General administrative                           2,763,500       2,314,600
                                                   ------------    ------------
                                                      8,192,400       7,162,900
                                                   ------------    ------------
INCOME (LOSS) FROM OPERATIONS                          (127,400)        663,000
                                                   ------------    ------------
OTHER INCOME (EXPENSE)
     Acquisition expense                               (818,200)             --
     Interest income                                     19,900           1,100
     Miscellaneous income                                58,700          43,500
     Gain on sale of equipment                               --          28,900
     Interest expense                                  (928,000)       (978,900)
                                                   ------------    ------------
                                                     (1,667,600)       (905,400)
                                                   ------------    ------------
LOSS BEFORE INCOME TAXES                             (1,795,000)       (242,400)
PROVISION FOR (BENEFIT FROM) INCOME TAXES             1,048,600        (127,200)
                                                   ------------    ------------
NET LOSS                                           $ (2,843,600)   $   (115,200)
OTHER COMPREHENSIVE LOSS, net of tax
     Foreign currency translation adjustment            (77,800)             --
                                                   ------------    ------------
COMPREHENSIVE LOSS                                 $ (2,921,400)   $   (115,200)
                                                   ============    ============
NET LOSS PER COMMON SHARE                          $      (0.26)   $      (0.01)
                                                   ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           11,080,366      11,038,514
                                                   ============    ============


See accompanying notes.

                                                 MENDOCINO BREWING COMPANY, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          Years Ended December 31, 2001 and 2000

                                                   Series A
                                                Preferred Stock          Common Stock        Accumulated
                                             --------------------  ------------------------ Comprehensive Accumulated     Total
                                              Shares    Amount       Shares        Amount       Loss        Deficit       Equity
                                             -------  -----------  ----------   ------------  --------   -----------   ------------
Balance, December 31, 1999                   227,600  $   227,600  11,030,177   $ 14,136,400  $     --   $(3,805,900)  $ 10,858,100

Stock issued as compensation to Board members     --           --      50,321         41,000        --            --         41,000

Net loss                                          --           --          --             --        --      (115,200)      (115,200)
                                             -------  -----------  ----------   ------------  --------   -----------   ------------

Balance, December 31, 2000                   227,600      227,600  11,080,498     14,477,400        --    (3,921,100)    10,783,900
                                             -------  -----------  ----------   ------------  --------   -----------   ------------

Stock repurchase                                  --           --     (22,270)       (18,100)       --            --        (18,100)

Stock issued to employee                          --           --      25,000         17,200        --            --         17,200

Currency translation adjustment                   --           --          --             --   (77,800)           --        (77,800)

Net loss                                          --           --          --             --        --    (2,843,600)    (2,843,600)
                                             -------  -----------  ----------   ------------  --------   -----------   ------------

Balance, December 31, 2001                   227,600  $   227,600  11,083,228   $ 14,476,500  $(77,800)   (6,764,700)  $  7,861,600
                                             =======  ===========  ==========   ============  ========   ===========   ============


See accompanying notes.


                                                 MENDOCINO BREWING COMPANY, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Years Ended December 31, 2001 and 2000

                                                            2001           2000
                                                         -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                            $(2,843,600)   $  (115,200)
     Adjustments to reconcile net loss to net
          cash from operating activities:
               Depreciation and amortization               1,083,300      1,169,600
               Allowance for doubtful accounts                15,500         15,000
               Loss (Gain) on sale of assets                   1,400        (32,200)
               Deferred income taxes                         893,500       (332,700)
               Stock issued for services                      17,200         41,000
          Changes in:
               Accounts receivable                          (355,600)      (311,200)
               Inventories                                    29,200        (43,700)
               Prepaid expenses                              (56,900)       (64,000)
               Deposits and other assets                     265,700       (330,300)
               Accounts payable                            1,129,400        416,100
               Accrued wages and related expense               7,200        (40,000)
               Accrued liabilities                           234,200         57,700
               Income taxes payable                          (54,500)       100,600
                                                         -----------    -----------
                    Net cash from operating activities       366,000        530,700
                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                    (699,700)      (372,700)
     Proceeds from sale of fixed assets                        6,800         59,500
                                                         -----------    -----------
                    Net cash from investing activities      (692,900)      (313,200)
                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net repayments on line of credit                       (304,600)      (257,200)
     Proceeds from long-term debt                                 --        100,000
     Redemption of common stock                              (18,100)            --
     Principal payments on long-term debt                   (434,900)      (329,700)
     Payments on obligations under capital lease            (336,000)      (282,200)
     Disbursements in excess of deposits                      (1,700)        (7,900)
     Proceeds from notes payable to related party          1,311,000        719,300
                                                         -----------    -----------
                    Net cash from financing activities       215,700        (57,700)
                                                         -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (7,900)        (5,600)
                                                         -----------    -----------
NET CHANGE IN CASH                                          (119,100)       154,200

CASH, beginning of year                                      208,900         54,700
                                                         -----------    -----------
CASH, end of year                                        $    89,800    $   208,900
                                                         ===========    ===========


See accompanying notes


                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  DESCRIPTION  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES

Description of operations - Mendocino Brewing Company and its subsidiary, Releta Brewing Company, operate two breweries that are in the business of producing beer and malt beverages for the specialty "craft" segment of the beer market, as well as own and operate a brewpub and gift store. The breweries are located in Ukiah, California, and Saratoga Springs, New York. The brewpub and gift store are located in Hopland, California. The majority of sales for Mendocino Brewing Company are in California. The Company brews several brands, of which Red Tail Ale is the Flagship brand. In addition, the Company performs contract brewing for several other brands.

The Company acquired United Breweries International, Limited (UK) (UBIUK), a holding company for UBSN Limited, in 2001. UBSN is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe. The distributorship is located in Faversham, Kent, in the United Kingdom. (See Note
16)

Principles of consolidation - The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly owned subsidiaries, Releta Brewing Company, LLC, and UBIUK. All material inter-company balances and transactions have been eliminated. Because the acquisition of UBIUK is reported "as-if pooled," prior year financial statements have been restated to show the effect of the acquisition as of the earliest financial statement presented.

Inventories - Inventories are stated at the lower-of-average cost or market.

Property and equipment - Property and equipment are stated at cost and depreciated or amortized using straight-line and accelerated methods over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

     Building                                                   40 years
     Machinery and equipment                                3 - 40 years
     Equipment under capital lease                               7 years
     Leasehold improvements                                 7 - 20 years
     Vehicles                                                2 - 5 years
     Furniture and fixtures                                 5 - l0 years

Intangibles - Intangibles consist of receipts, tradenames, trademarks, and other intangibles. Amounts are amortized using the straight-line method over twenty years, which is the estimated useful life of the intangibles.

Concentration of credit risks - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. The Company's cash deposits are placed with major financial institutions. Wholesale distributors account for substantially all accounts receivable; therefore, this concentration risk is limited due to the number of distributors and laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $63,400 in cash and $4,308,800 of accounts receivable located in the United Kingdom.

Income taxes - The provision for income taxes is based on pre-tax earnings reported in the financial statements, adjusted for requirements of current tax law, plus the change in deferred taxes. Deferred tax assets and liabilities are recognized using enacted tax rates and reflect the expected future tax consequences of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes, tax basis of such assets and liabilities, future benefits from net operating loss carryforwards, and other expenses previously recorded for financial reporting purposes.

Shipping costs - Shipping costs included in marketing expense totaled $661,100 and $768,200 for the years ended December 31, 2001 and 2000.


                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SPAS No. 123). Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but proforma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety. Stock options issued to non-employees are valued under the provisions of SFAS No. 123.

Loss per common share - Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with convertible notes and stock options, which are exercisable into 1,350,710 of common stock at December 31, 2001, could potentially dilute earnings per share in future years.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results.

Advertising - Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2001 and 2000, were $1,197,300 and $1,096,200.

Fair value of financial instruments - The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Long-term debt: Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates cost.

New accounting pronouncements - The Financial Accounting Standards Board (FASB) has issued the following accounting pronouncements:

Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations." This Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations are to be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company completed a business combination on August 13, 2001, but, due to the related party nature of the business combination, it did not fall under the scope of SFAS No. 141.

SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. The provisions of this Statement are required to be applied starting with fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.


                                                       MENDOCINO BREWING COMPANY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 replaces SFAS 121 and amends certain other accounting pronouncements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

Comprehensive loss - Comprehensive loss is composed of the Company's net loss and changes in equity from non-stockholder sources. The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

NOTE 2 - INVENTORIES

                          2001
                       ----------
     Raw materials     $  503,800
     Work-in-process      163,100
     Finished goods       574,800
     Merchandise           32,000
                       ----------
                       $1,273,700
                       ==========

NOTE 3 - PROPERTY AND EQUIPMENT

                                                         2001
                                                      -----------
     Buildings                                        $ 7,791,900
     Machinery and equipment                            7,729,700
     Equipment under capital lease                      2,473,600
     Land                                                 810,900
     Leasehold improvements                               792,200
     Equipment in progress                                417,600
     Vehicles                                             297,900
     Furniture and fixtures                                58,000
                                                      -----------
                                                       20,371,800
     Less accumulated depreciation and amortization     5,731,200
                                                      -----------
                                                      $14,640,600
                                                      ===========

The Company has property, plant, and equipment located in the United Kingdom with a net book value of approximately $817,300.

NOTE 4 - LINE OF CREDIT

The Company has available a $3,000,000 line of credit, with interest at the prime rate plus 2.25%. Approximately $1,484,000 was advanced to the Company in the form of a term loan (see Note 5). The bank's commitment under the line of credit matures September 2002. The agreement is secured by substantially all the assets of the Releta Brewing Company, LLC, accounts receivable, inventory, certain securities pledged by a stockholder, and a second position on the real property of Mendocino Brewing Company.

The Company also has available a $1,812,500 line of credit with interest at the bank's base rate plus 1.5% (currently 5.5%). The bank's commitment under the line of credit is available on an on-going basis until further notice. The agreement is secured by substantially all the assets of UBSN Limited.


                                                       MENDOCINO BREWING COMPANY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG TERM DEBT

                                                                        2001
                                                                     -----------

Note to a bank; payable in monthly installments of $24,400,
including interest at the Treasury Constant Maturity Index,
plus 4.17%; maturing December 2012, with a balloon payment;
secured by substantially all the assets of Mendocino Brewing
Company                                                               $2,586,500

Note to a financial institution; payable in monthly
installments of $24,700, plus interest at the prime rate
plus 2.25%; maturing March 2004; secured by substantially
all the assets of the Releta Brewing Company, certain
securities pledged by a stockholder, accounts receivable,
inventory, and a second position on the remaining assets of
Mendocino Brewing Company                                                667,800

Note payable to Shepard Neame, Ltd., a related party,
payable in monthly installments of $7,300 plus interest at
5% beginning June 2003,  maturing  December 2012,  unsecured             877,600
                                                                     -----------
                                                                       4,131,900
Less current maturities                                                  356,800
                                                                     -----------
                                                                     $ 3,775,100
                                                                     ===========

Maturities of long-term debt for succeeding years are as follows:

                           Year Ending December 31
                           -----------------------
                                     2002                   $   356,800
                                     2003                       422,800
                                     2004                       179,500
                                     2005                       134,600
                                     2006                       139,600
                                  Thereafter                  2,898,600
                                                            -----------
                                                            $ 4,131,900
                                                            ===========

NOTE 6 - CAPITAL LEASE OBLIGATIONS

The Company leases brewing and office equipment under various capital lease agreements with various financial institutions. Future minimum lease payments under these capital lease agreements are as follows:

                      Year Ending December 31
                      -----------------------

                                2002                        $ 469,700
                                2003                          892,200
                                2004                           78,400
                                2005                           53,100
                                2006                           14,000
                                                            ---------
                                                            1,507,400
          Less amounts representing interest                  235,600
                                                            ---------
          Present value of minimum lease payments           1,271,800
          Less current maturities                             346,800
                                                            ---------
                                                            $ 925,000
                                                            =========


                                                       MENDOCINO BREWING COMPANY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NOTES PAYABLE TO RELATED PARTY

2001 ---------- Notes payable consist of convertible notes to
United Breweries of America, a related party, with interest at the prime rate plus 1.5%, but not to exceed 10% per year; the notes are convertible into common stock at $1.50 per share or may be repaid in 60 monthly installments, upon date of maturity; the notes begin to mature through December 2002, and include $227,300 and $104,200 of accrued interest at December 31, 2001 and 2000;
at December 31, 2002, approximately $866,400 is required to be converted into stock or monthly repayment installments are to begin; the notes are unsecured and are subordinated to bank debt, subsequent to year-end, UBA extended the maturity date for
matured notes until
August 2002                                                           $1,742,700
                                                                      ==========

NOTE 8 - PROFIT-SHARING PLAN

The Company has a profit-sharing retirement plan under which it may make employer contributions at the discretion of the Board of Directors, although no such contributions are required. Employer contributions vest over a period of six years. The plan covers substantially all full-time employees meeting certain minimum age and service requirements. There were no contributions made for the years ended December 31, 2001 and 2000.

NOTE 9 - COMMITMENTS

Operating leases - The Company leases its Hopland, California, facility under a non-cancelable operating lease expiring August 2004. The monthly lease payment is $2,300, to be adjusted annually by increases in the Consumer Price Index, as defined in the lease agreement. The Company leases the land on which the New York brewery operates under a non-cancelable operating lease expiring October 2002. The lease contains options, which management intends to exercise, to extend the lease for three additional five-year periods and contains an option to purchase the property. The monthly lease payment is $8,800, to be adjusted annually by increases in the Consumer Price Index, as defined in the lease agreement. The Company leases a building located in London, England, under a non-cancelable operating lease. The monthly lease payment is $1,000 per month. Additionally, the Company leases certain equipment and vehicles under non-cancelable operating leases that expire through August 2004. Total rent expense was $234,500 and $200,700 for the years ended December 31, 2001 and 2000. Future minimum lease payments are as follows:


                           Year Ending December 31
                           -----------------------

                                     2002                   $143,700
                                     2003                     60,400
                                     2004                     46,700
                                     2005                      3,200
                                                            --------

                                                            $254,000
                                                            ========


Keg management agreement - In January 1997, the Company entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides half-barrel kegs for which the Company pays a service fee between $5 and $15, depending on volume. The agreement is effective October 1, 1997, for a five-year period. Mendocino Brewing Company has the option to terminate the agreement with 30 days notice. If terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. Rental expense associated with this agreement was $75,000 and $90,100 for the years ended December 31, 2001 and 2000.

                                                       MENDOCINO BREWING COMPANY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company has certain related party transactions with United Breweries of America (UBA), which owns approximately 28% of the common stock of the Company. Additionally, UBSN Limited, has significant related party transaction with Shepard Neame, Ltd., which is related to one of the Company's board members. The Company also has transactions with AUBI, a company affiliated with one of the board members. The following table reflects the value of the transactions for the years ending December 31, 2001 and 2000, and the balances outstanding at December 31, 2001.

                                                                  2001         2000
                                                               ----------   ----------
Sales to Shepard Neame, Ltd.                                   $1,907,100   $1,500,800
Purchases from Shepard Neame, Ltd.                              7,283,000    7,996,400
Expense reimbursements to Shepard Neame, Ltd.                     566,000      616,000
Commissions paid to AUBI                                           68,800      252,700
Interest expense associated to UBA convertible notes payable      123,000       93,000
Expense reimbursements to UBA                                      11,000       25,000
Accounts payable to Shepard Neame, Ltd.                         2,951,400           --
Accounts receivable from Shepard Neame, Ltd.                      666,100           --
Amounts payable to AUBI                                            20,000           --

NOTE 11 - MAJOR CUSTOMERS

Sales to the top five customers totaled $6,316,000 and $4,862,900 for the years ended December 31, 2001 and 2000, representing 26% and 22% of sales. Two customers, Golden Gate Distributing and Shepard Neame, Ltd, (a related party) had sales of 14% and 13% for the years ending December 31, 2001 and 2000.

NOTE 12 - STOCKHOLDERS' EQUITY

Common Stock - During the year, the Company  stockholders  voted to increase the
number  of  shares  of  common  stock  authorized  from  20,000,000   shares  to
30,000,000.

On August 13, 2001, the Company issued 5,500,000 shares of common stock to Inversiones Mirabel for all the outstanding stock of United Breweries International (UK) Limited. Both companies, Mendocino Brewing and United Breweries International (UK), were under common control. Accordingly, the business combination was required to be recorded as if it were a pooling of business interest whereby the assets and liabilities were recorded at their historical costs. (See Note 16 for the accounting for the business combination.) As part of this transaction, the Company agreed to issue shares of common stock for various acquisition costs of $69,200. As of December 31, 2001, these shares had not been issued and the amounts are shown as an accrued liability. As part of the transaction, the Company offered stockholders who dissented against the acquisition to repurchase their stock at $0.81 per share. The Company redeemed 22,270 shares for a total of $18,100.

The Company has agreed to compensate the independent outside members of the Board of Directors for attending Board of Directors and committee meetings. The Company agreed to compensate these directors with the common stock of the Company. The Company recorded expenses related to this compensation in the amount of $47,000 and $41,000 for the years ending December 31, 2001 and 2000. As of December 31, 2001, the Company had not issued stock for the current year's expense and the amount is shown as an accrued liability.

The Company granted 25,000 shares of the Company's common stock to an employee for services performed during the year. The stock was valued at the date of the grant and vested on June 30 and December 31, 2001.

                                                       MENDOCINO BREWING COMPANY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock - The Company has authorized 10,000,000 shares of preferred stock, of which 227,600 have been designated as Series A. Series A shareholders are entitled to receive cash dividends and/or liquidation proceeds equal, in the aggregate, to $1.00 per share before any cash dividends are paid on the Common Shares or any other series of Preferred Shares. When the entire Series A dividend/liquidation proceeds have been paid, the Series A shares shall automatically be canceled and cease to be outstanding. Only a complete corporate dissolution will cause a liquidation preference to be paid.

NOTE 13 - STOCK OPTION PLAN

Under the 1994 Stock Option Plan, the Company may issue options to purchase up to 1,000,000 shares of the Company's Common Stock. The Plan provides for both incentive stock options, as defined in Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options. The Plan shall terminate upon the earlier of (a) the tenth anniversary of its adoption by the Board or (b) the date on which all shares available for issuance under the Plan have been issued.

The exercise price of incentive options must be no less than the fair-market value of such stock at the date the option is granted, while the exercise price of non-statutory options will be no less than 85% of the fair-market value per share on the date of grant. With respect to options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock, the exercise price will be no less than 110% of the fair-market value of such share at the grant date. During 2000, the Company issued 100,000 non-statutory stock options with a five-year term to the independent members of the Board of Directors at the market price on the date of the grant. All options are exercisable at the date of grant. There were no options issued during the year ended December 31, 2001.

Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                   2001            2000
                               -------------    -----------
Net loss - as reported         $  (2,843,600)   $  (115,200)
Net loss - pro forma           $  (2,843,600)   $  (170,600)

Loss per share - as reported   $       (0.26)   $     (0.01)
loss per share - pro forma     $       (0.26)   $     (0.02)

The fair  value of each  option  is  estimated  on the date of grant  using  the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                          2001     2000
                          ----   -------
Dividends                  N/A      None
Expected volatility        N/A       151%
Risk free interest rate    N/A      7.00%
Expected life              N/A   5 years
                          ----   -------


                                                       MENDOCINO BREWING COMPANY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the number of options granted and exercisable and the weighted average exercise prices and remaining contractual lives of the options.

                                Shares Under        Weighted-Average
                                   Option            Exercise Price
                             ------------------    ------------------

Balance, December 31, 1999              101,388    $             2.07
Granted                                 100,000    $             1.25
Exercised                                    --    $               --
Checked                                      --    $               --
                             ------------------
Balance, December 31, 2000              201,388    $             1.66
Granted                                      --    $               --
Exercised                                    --    $               --
Canceled                                (12,500)   $             8.80
                             ------------------
Balance, December 31, 2001              188,888    $             1.19
                             ==================

NOTE 14 - INCOME TAXES

                                       2001            2000
                                    -----------    -----------
Provision for income taxes
  Federal                           $        --    $        --
  United Kingdom                        151,800        202,200
  States                                  3,300          3,300
                                    -----------    -----------
                                        155,100        205,500
  Change in deferred income taxes       893,500       (332,700)
                                    -----------    -----------
                                    $ 1,048,600    $  (127,200)
                                    ===========    ===========

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

                                                         2001           2000
                                                      -----------   -----------
Income tax benefit at 34%                             $  (733,900)  $  (290,900)
State taxes                                                 3,300         3,300
State tax benefit of net operating loss carryforward      (60,200)      (36,800)
United Kingdom tax                                        151,800       202,200
Recognition of future tax revenues (deductions)           201,600        (5,000)
Valuation allowance                                     1,486,000            --
                                                      -----------   -----------
                                                      $ 1,048,600   $  (127,000)
                                                      ===========   ===========


                                                       MENDOCINO BREWING COMPANY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                               2001
                                                            -----------
Accounts receivables allowance                              $    13,100
Inventories                                                      13,700
Accruals                                                         41,400
Other                                                           (32,100)
Depreciation and amortization                                  (154,700)
Benefit of net operating loss carryforward                    3,467,500
Investment in United Breweries International (UK) Limited       350,700
Other                                                          (291,000)
                                                            -----------
                                                              3,408,600
Less valuation allowance                                     (1,486,000)
                                                            -----------
                                                            $ 1,922,600
                                                            ===========
Valuation allowance - beginning of year                     $        --
Valuation allowance - end of year                             1,486,000
                                                            -----------
Change in valuation allowance                               $ 1,486,000
                                                            ===========

The Company's net operating losses that are available for carryforward will expire as follows:

                             Net Operating Loss
                     ------------------------------------
Date of expiration    Federal     California    New York
                     ----------   ----------   ----------
        2002         $       --   $  761,200   $       --
        2003                 --      961,200           --
        2004                 --      694,700           --
        2010                 --      276,400           --
        2011                 --      471,900           --
        2012          1,802,300           --      277,400
        2018          2,758,800           --      424,700
        2019          2,153,100           --      320,300
        2020            965,600           --      134,200
        2021          1,341,700           --      206,100
                     ----------   ----------   ----------
                     $9,021,500   $3,165,400   $1,362,600
                     ==========   ==========   ==========

The Company also has $35,000 of California Manufactures Investment Tax Credits that can be carried forward to reduce future taxes, which expire beginning in 2007.

Due to slower than anticipated sales and an increase in the net loss for the year ended December 31, 2001, over the loss for 2000, the Company determined in the third quarter that a portion of the deferred tax assets associated with net operating loss carryforwards and investment tax credits may expire prior to utilization. The Company has recorded a valuation allowance of $1,486,000 for operating losses and credits that may expire prior to utilization. The Company is implementing various strategies to bring the business toward profitability such as reducing debt, improving efficiency, possible debt conversion, and a possible private placement of preferred stock. The Company believes that if the above strategies are effective they will generate sufficient profits in the future to utilize the deferred tax assets.

                                                       MENDOCINO BREWING COMPANY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - SEGMENT INFORMATION

The Company's business presently consists of three segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 46% and 41% of the Company's gross sales during 2001 and 2000. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe. This segment accounted for approximately 52% and 56% of the Company's gross sales during 2001 and 2000. The third segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 2% and 3% of the Company's gross sales during 2001 and 2000. A summary of each segment is as follows:

                                                      Year Ending December 31, 2001
                                --------------------------------------------------------------------------
                                  Brewing         Hopland       Distributor     Corporate
                                 Operations       Brewery        Operations     and other        Total
                                ------------    ------------    ------------   ------------   ------------
Sales                           $ 11,269,000    $    626,100    $ 12,743,500   $         --   $ 24,638,600
Operating income (loss)             (535,200)        (22,900)        430,700             --       (127,400)
Identifiable assets               15,037,100          31,900       5,326,700      3,551,700     23,947,400
Depreciation and amortization        777,900           7,200         283,200         15,000      1,083,300
Capital expenditures                 420,400          15,100         264,200             --        699,700

                                                      Year Ending December 31, 2000
                                --------------------------------------------------------------------------
                                  Brewing         Hopland       Distributor     Corporate
                                 Operations       Brewery        Operations     and other        Total
                                ------------    ------------    ------------   ------------   ------------
Sales                           $  9,270,400    $    549,200    $ 12,613,300   $         --   $ 22,432,900
Operating income (loss)               (7,300)        (43,500)        663,000             --        612,200
Identifiable assets               15,121,800          78,900       5,452,900      4,570,100     25,223,700
Depreciation and amortization        702,300           6,800         361,600         98,900      1,169,600
Capital expenditures                  56,740           2.560         336,000             --        395,300

NOTE 16 - ACQUISITION

On August 13, 2001, the Company acquired 100% of the outstanding shares of United Breweries International (UK) Limited (UBIUK) from Inversiones Mirabel for 5,500,000 shares of the Company's common stock. UBIUK is a holding company for its wholly owned subsidiary UBSN Limited. UBSN Limited is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe. Inversiones Mirabel is wholly owned by the Golden Eagle Trust. Golden Eagle Trust also controls United Breweries of America (UBA), which, prior to the acquisition, owned 57% of Mendocino Brewing Company. Due to the related party nature of the acquisition, the Company accounted for the business combination as if it were a pooling of interest. All assets and liabilities were recorded at their historical cost. UBIUK continues to operate as if it were a separate company.

All financial information presented gives effect to the transaction as of the earliest financial statement presented.

                                                                Through
                                                               August 13,
                                                                  2001          2000
                                                              -------------------------
Revenues for United Breweries International (UK) Limited      $ 5,904,700   $12,613,000
                                                              ===========   ===========
Net income from United Breweries International (UK) Limited   $   136,800   $   412,000
                                                              ===========   ===========


                                                       MENDOCINO BREWING COMPANY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - STATEMENT OF CASH FLOWS

Supplemental cash flow information includes the following:

                                                  2001       2000
                                                --------   --------
Cash paid during the year for:
  Interest                                      $804,900   $888,500
  Income taxes                                  $207,300   $103,820

Non-cash investing and financing activities:
  Seller financed equipment                     $177,300   $ 48,200
  Stock issued for services                     $ 17,200   $ 41,000
  Stock issued for acquisition                  $601,500   $     --


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company's Secretary and Chief Financial Officer, N. Mahadevan, failed to timely file with the Commission an Initial Statement of Beneficial Ownership on Form 3, which was due within ten (10) days following the date he first became an officer of the Company, in January, 2001. David Townshend, a member of the Company's Board of Directors, also failed to timely file Form 3, which was due within ten (10) days following the date he became a Director, in June of 2001. Neither Mr. Mahadevan nor Mr. Townshend owned any of the Company's equity securities at the time he became an officer or a Director of the Company. Both Mr. Mahadevan and Mr. Townshend have filed Annual Statements of Changes in Beneficial Ownership on Forms 5 with the Commission to report the foregoing information which should have been reported on Forms 3. Neither Mr. Mahadevan nor Mr. Townshend has been a party to any transactions in the Company's equity securities during 2001.

     Michael Laybourn failed to report on a timely basis a sale of the Company's common stock that occurred in July, 2001. Mr. Laybourn has filed Form 5 with the Commission to report the transaction which should have been reported on a Statement of Changes in Beneficial Ownership on Form 4 no later than August 10, 2001.

Item 10. Executive Compensation.

Executive Compensation

     The following table sets forth the annual compensation, including salary, bonuses, and certain other compensation, paid by the Company to its Chief Executive Officer and most highly-compensated executive officers during each of the fiscal years ended December 31, 1999, 2000, and 2001. None of the Company's other executive officers received total compensation in excess of $100,000 in any of those years.

                           SUMMARY COMPENSATION TABLE


                           Annual Compensation                                            Long-Term Compensation
                -------------------------------------------------- -----------------------------------------------------------------
                                                                                   Awards                        Payouts
                                                                   --------------------------------- -------------------------------
                                                                                           Securities
                                                                          Restricted       Underlying
    Name                                              Other Annual          Stock           Options/        LTIP         All Other
And Principal               Salary       Bonus        Compensation         Award(s)           SARs        Payouts       Compensation
  Position        Year        ($)         ($)             ($)                ($)              (#)           ($)             ($)
--------------- -------- ------------ ----------- ------------------- ----------------- --------------- ----------- ----------------

Vijay Mallya      2001   $   120,000  $      0.00   $      0.00
Chief Executive
Officer

                  2000   $   120,000  $      0.00   $      0.00

                  1999   $   120,000  $      0.00   $     8,266


Yashpal Singh,    2001   $   115,965  $    33,212   $     9,983
President

                  2000   $   106,267  $    30,050   $     9,027

                  1999   $   100,008  $    30,000   $     7,916


H. Michael        2001   $      0.00  $      0.00   $      0.00
Laybourn
Former
President

                  2000   $      0.00  $      0.00   $      0.00

                  1999   $   120,000  $      0.00   $     9,027


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock as of December 31, 2001, for (a) each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock or Series A Preferred Stock; (b) each Director; and (c) all Directors and executive officers of the Company as a group. Except as noted, the Company believes that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                                   Shares
                                                                 Beneficially       Approximate
              Name                                                 Owned(1)          Percentage
              ----                                                 --------          ----------
United Breweries of America, Inc.+                               3,087,818(2)           27.6%

Inversiones Mirabel S.A                                          5,500,000              49.2%
Hong Kong Bank Building
6th Floor, Samuel Lewis Avenue
P O Box 6-4298, El Dorado
Panama City

Vijay Mallya, Ph.D.+                                             8,587,818(3)           76.8%

H. Michael Laybourn++                                              299,039(4)            2.7%

R.H.B. (Bobby) Neame                                                70,283(5)            0.6%
         c/o Shepherd Neame, Ltd.
         17 Court Street
         Faversham, Kent ME13 3AX
         United Kingdom

Kent Price                                                          90,313(5)            0.8%
         c/o Robert Kent and Company
         Wood Island #308
         60 E. Sir Francis Drake Blvd
         Larkspur, CA 94939

Sury Rao Palamand, Ph.D                                             80,013(5)            0.7%
         50 Crestwood Executive Center, Suite 207
         St. Louis, MO 63126

Jerome G. Merchant+                                                147,887(5)            1.3%

Yashpal Singh++

David Townshend
         c/o UBSN Limited
         17 Court Street
         Faversham, Kent ME13 3AX
         United Kingdom

All Directors and executive officers as a group (8 persons)      9,275,353(6)           81.5%

SERIES A PREFERRED STOCK:

H. Michael Laybourn                                                  6,100               2.7%
All Directors and executive officers as a group (8 persons)          6,100               2.7%

----------
      +  Three Harbor Drive, Suite 115, Sausalito, CA 94965
      ++ 1601 Airport Road, Ukiah, CA 95402

     (1) Applicable percentages of ownership are based on 11,188,893 shares of Common Stock outstanding. Shares of Common Stock subject to a contract of purchase or options currently exercisable or exercisable within 60 days after the date of this Statement are deemed outstanding for computing the percentage ownership of the person obligated to purchase the shares or holding the options but are not deemed outstanding for computing the percentage of any other person.

     (2) Does not include (i) 1,161,822 shares issuable upon conversion of certain convertible notes issued to UBA, or an additional 580,911 shares of Common Stock which UBA may be granted if it accepts a currently pending offer from the Company to terminate an existing Master Line of Credit Agreement and convert certain outstanding Notes into shares of Common Stock (see "PART III - Item 12, Certain Relationships and Related Transactions," below), or (ii) 882,547 outstanding shares which are held in the aggregate by Messrs. Laybourn, Scahill, Franks, and Barkley and which, pursuant to a Shareholders' Agreement, are subject to (A) a right of first refusal to purchase, held by the Company, which may become exercisable within 60 days, and (B) the requirement that the owners of record vote such shares for four Directors designated by UBA and two additional independent Directors who are acceptable to UBA.

     (3) Includes all shares held by UBA and Inversiones. Dr. Mallya may be deemed to be a beneficial owner of UBA and Inversiones because they are both controlled by Golden Eagle Trust, which in turn is controlled by persons who may exercise discretion in Dr. Mallya's favor among others. Dr. Mallya is also the Chairman and Chief Executive Officer of UBA. Does not include (i) 1,161,822 shares issuable upon conversion of certain convertible notes issued to UBA, or (ii) an additional 580,911 shares of Common Stock which UBA may be granted if it accepts a currently pending offer from the Company to terminate an existing Master Line of Credit Agreement and convert certain outstanding Notes into shares of Common Stock. (See "PART III - Item 12, Certain Relationships and Related Transactions," below).

     (4) Includes 20,000 shares subject to options exercisable or will be exercisable within 60 days. Does not include 3,684,498 currently outstanding shares held by UBA, Messrs. Scahill, Franks, and Barkley, all of which are subject to Shareholders' Agreement which requires the parties thereto to vote for one Director designated by Mr. Laybourn.

     (5) Includes 42,222 shares subject to options which are presently exercisable or will be exercisable within 60 days.

     (6) Does not include 596,680 outstanding shares held by Messrs. Scahill, Franks, and Barkley pursuant to a Shareholders' Agreement which requires the parties thereto to vote for four Directors designated by UBA, one Director designated by Mr. Laybourn, and two additional independent Directors who are acceptable to UBA, and which grants UBA a right of first refusal with respect to such shares. Includes 188,888 shares subject to options which are presently exercisable or will be exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions.

     Acquisition of United Breweries International (UK) Limited

     Effective as of August 13, 2001, the Company consummated a shareholder-approved transaction by which it purchased all of the issued and outstanding capital stock of United Breweries International (UK) Limited, a United Kingdom corporation ("UBI") in exchange for 5,500,000 shares of the Company's Common Stock. UBI has as its wholly-owned subsidiary UBSN Ltd., a corporation organized in England ("UBSN"). At the time of the acquisition, UBI was owned by Inversiones Mirabel, SA, a Panamanian corporation ("Inversiones"), which was in turn owned by Golden Eagle Trust, a trust formed under the laws of the Isle of Man (part of the United Kingdom) ("Golden Eagle"). The Company's Chairman of the Board and Chief Executive Officer, Dr. Vijay Mallya, may be deemed to be a beneficial owner of, and therefore have a material financial interest in, Golden Eagle because the Golden Eagle trustees may exercise discretion in favor of Dr. Mallya or his beneficiaries. Dr. Mallya is also a member of the board of directors of UBSN Ltd.

     Prior to the Acquisition, Golden Eagle had already held a controlling interest in the Company through its controlling (97%) interest in United Breweries of America, Inc., a Delaware corporation ("UBA"), which owns 3,087,818 shares of MBC Common Stock (representing 55.3% of the Company's Common Stock outstanding prior to the acquisition). As a result of its ownership or control of Inversiones and UBA, Golden Eagle currently controls of record 8,587,818 shares, or 77.5%, of the Company's outstanding shares of Common Stock.

     As described below, under the heading "Master Line of Credit Agreement," UBA also has the right, under the terms of certain convertible promissory notes issued to it by the Company, to convert the outstanding principal and interest under such notes into additional shares of the Company's common stock (the "Conversion Rights"). If the Conversion Rights were to be exercised in full, UBA could acquire an additional 1,161,822 shares of the Company's Common Stock, representing an additional 9.5% of the Company's outstanding Common shares after such conversion, which would increase its ownership percentage to approximately 35% (and the interest of Golden Eagle to approximately 80%). UBA also has an agreement with certain of the Company's original founders under which it holds rights of first refusal to acquire from them up to an additional 882,547 shares of Common Stock. These shares would represent 7.2% of the Company's currently outstanding shares of Common Stock, increasing UBA's total ownership (including the Conversion Shares) to 5,132,187 shares of Common Stock and its ownership percentage to 42%. The exercise of these rights of first refusal would also increase the number of shares controlled by Golden Eagle to 10,632,187, and its ownership percentage to 86.8%.

     Master Line of Credit Agreement

     On August 31, 1999, Mendocino Brewing Company Inc. (the "Company") and United Breweries of America, Inc. ("UBA") entered into a Master Line of Credit Agreement, which was subsequently amended on April 28, 2000, and February 12, 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000.

     As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen (18) month promissory notes issued by the Company to UBA (the "UBA Notes"). As of January 31, 2002, the aggregate outstanding principal amount of the UBA Notes was $1,515,371, and the accrued but unpaid interest thereon was equal to approximately $235,406.

     The UBA Notes require the Company to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted the Company to capitalize all accrued interest. Upon maturity of any UBA Note, unless UBA has given the Company prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Note may be converted, at the option of UBA, into shares of the Company's common stock. If UBA does not elect to so convert any UBA Note upon maturity, it has the option to extend the term of such UBA Note for any period of time mutually agreed upon by UBA and the Company. During the extended term of any UBA Note, UBA has the right to require the Company to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty
(60) days.

     The first eight (8) of the UBA Notes made pursuant to the Credit Agreement matured during 2001 (the "Mature Notes"). As of January 31, 2002, the outstanding principal balance of the Mature Notes was approximately $866,444, and the accrued but unpaid interest thereon was approximately $171,074. Because UBA has neither (i) delivered notice to the Company to commence repayment of the Mature Notes prior to their maturity dates, nor (ii) converted the Mature Notes upon maturity, it now has the right to require the Company to repay the outstanding principal balance of any or all of the Mature Notes, along with accrued interest, at any time, on sixty (60) days notice.

     The remaining five (5) of the UBA Notes (those which did not mature in 2001) are scheduled to mature during 2002; the first of these Notes matured on March 10, 2002. As of January 31, 2002, the aggregate principal amount outstanding on these UBA Notes was approximately $649,296, and the accrued but unpaid interest thereon was approximately $64,332. As of the date of this filing, UBA has not required that the Company commence quarterly payments of the outstanding interest on these Notes, nor has it required that the Company repay the outstanding principal balance on the Mature Notes, although it would be within its rights under the Agreement to do so.

     The Company and UBA executed an Extension of Term of Notes under Master Line of Credit Agreement on February 14, 2002 (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the Mature Notes. The Extension Agreement extends the terms of the Mature Notes, as well as the terms of the next four (4) of the UBA Notes, for a period ending on August 15, 2002. Since the last remaining UBA Note matures after August 15, 2002, it was not extended by the Extension Agreement.

     The Company and UBA have entered into discussions regarding the repayment and/or conversion of the Notes. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which provides a written confirmation that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes. On January 14, 2002, the Special Committee of the Company's Board of Directors made a formal offer to UBA to terminate the Credit Agreement and convert the principal amount plus accrued interest on all of the UBA Notes outstanding as of December 31, 2001 into shares of the Company's Common Stock, at a conversion rate of $1.00 per share. If UBA decides to accept this proposal, which is still open, the Company would be required to issue a total of 1,742,733 additional shares of Common Stock to UBA in exchange for cancellation of the UBA Notes. As of the date of this filing, UBA has not acted on the Special Committee's proposal.

     Licenses of Kingfisher Trademark

     UBI licenses the trademark Kingfisher (the "Mark") from UB Limited, pursuant to a License Agreement dated October 9, 1998 and amended pursuant to a Supplemental Agreement dated October 22, 2001 (together, the "License Agreement"). Under the terms of the License Agreement, UB Limited has granted UBI and UBSN the exclusive right to use the Marks in a number of European countries, including among others the Austria, Belgium, Italy, France, Germany, Ireland, the Netherlands, Spain, Sweden and the U.K. (collectively, the "Licensed Territory"). UB Limited, which owns the Marks, is responsible for maintaining the registration of the Marks in all relevant market areas. The License Agreement, which will expire on October 9, 2013, also provides that neither party may transfer its rights or obligations thereunder to any other person or entity unless the transferee enters into an agreement to be bound by the obligations of the transferor.

     In July 2001 MBC entered into a Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., a Delaware corporation affiliated with UB Limited, pursuant to which MBC obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. Because the Company's Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the Board of UB Limited, this transaction represented by this license agreement may be deemed to be a related party transaction. Under its terms, this agreement will remain in effect for so long as the Distribution Agreement (described below) between UBI and UBSN does - currently, that agreement is scheduled to expire in October 2013.

     Distribution Agreement

     UBI entered into a Distribution Agreement with its wholly-owned subsidiary UBSN on October 9, 1998. Under this agreement, which was subsequently amended by a Supplemental Agreement dated as of October 24, 2001 (together, the "Distribution Agreement"), UBI granted UBSN an exclusive sub-license for the distribution of all lager and other beer products brewed or prepared for sale in the U.K., Ireland, and 17 countries in continental Europe (the "European Territory"), and a sub-license to use the Kingfisher trademark and trade name, to manufacture, package, market, distribute, and sell beer and other products using the Kingfisher trademark and logo, and to enter into the Brewing Agreement described below. The Distribution Agreement, which also requires UBSN to pay UBI a royalty fee of 50 British pence for every 100 liters of beer brewed for sale in the territory described above, will expire (unless its term is extended) in October 2013.

     Brewing Agreement Between UBI and Shepherd Neame

     On October 9, 1998, UBI and UBSN entered into a Brewing Agreement with Shepherd Neame, and on October 24, 2001, this agreement was amended by a Supplemental Agreement (as so amended, the "Brewing Agreement"). Since R.H.B. (Bobby) Neame, who is the Chairman and Chief Executive Officer of Shepherd Neame, has been a member of the Company's Board since January 1998, the transaction represented by the Brewing Agreement may be deemed to be a related party transaction.

     The Brewing Agreement, which was entered into (and amended) in conjunction with the Loan Agreement described below, grants Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the U.K., and with respect to the distribution of such products elsewhere in the European Territory, UBI and UBSN further agreed that they would require any other distributor of such products (subject to applicable laws and regulations) both to obtain such products directly from a company related to UBI or its subsidiaries and to refrain from seeking customers, or establishing a distribution network for such products, in the U.K. In exchange, Shepherd Neame agreed to brew and/or supply Kingfisher Lager and related products to UBSN for destinations within (and, with the consent of Shepherd Neame, outside) the U.K. The price UBSN pays to Shepherd Neame for brewing Kingfisher Lager for distribution in the U.K. is set by a formula which varies according to the applicable duty on Kingfisher Lager and other factors.


     Loan Agreement Between UBSN and Shepherd Neame

     Concurrently with the Brewing Agreement described above, UBSN and Shepherd Neame entered into a Loan Agreement, under which on or about October 24, 2001, Shepherd Neame advanced to UBSN

(pound)600,000 (the full amount available under the Loan Agreement), at a fixed interest rate of 5%, for general corporate purposes. This loan is payable in ten annual installments of (pound)60,000 each, commencing on June 30, 2003 and continuing on each anniversary thereof until the Loan is fully repaid. Any remaining balance of principal or interest will become due and payable (and the loan will terminate) on June 30, 2013. It will be an event of default under the Loan Agreement, and the lender will have the right, at will, not only to cancel the Loan Agreement and accelerate all sums due under it, but also to terminate the Brewing Agreement, if UBSN terminates or defaults under the Brewing Agreement, or if either the UBI License or the UBSN License is terminated (except in accordance with their terms or in connection with the parties' entry into an equivalent Brewing Agreement).

     Market Development Agreement

     Effective October 26, 2001, MBC and UBSN entered into a Market Development, General and Administrative Services Agreement (the "Market Development Agreement"), under the terms of which UBSN engaged MBC to perform a variety of advertising, promotional, and other market development activities in the United States, in connection with Kingfisher beer and related consumer products (the "Products"), provide certain legal and business management support services to UBSN, and provide assistance with the establishment and management of distribution channels for the Products in the United States. In consideration for performing these services, UBSN agreed to make periodic payments of service fees to MBC, amounting in the aggregate to $1,500,000 over a period of three years ($1,000,000 during calendar 2001, $300,000 during 2002, and $200,000 during 2003). The Market Development Agreement will continue in force during the term of the Distribution Agreement described above.

     Brewing License Agreement

     Concurrently with the Market Development Agreement described above, MBC entered into a Brewing License Agreement with UBSN, under the terms of which UBSN granted to MBC an exclusive license to brew and distribute Kingfisher Premium Lager in the United States, in exchange for a royalty, payable to UBSN, of eighty cents ($0.80) for each case of Kingfisher Premium Lager brewed by MBC under this agreement.

Item 13.  Exhibits and Reports on Form 8-K.
          (a)  Exhibits

Exhibit
Number               Description of Document
-------              -----------------------

   3.1               Articles of Incorporation of the Company, as amended

   3.2               Bylaws of the Company

  10.1       (A)     Mendocino Brewing Company Profit Sharing Plan

  10.2               Amended 1994 Stock Option Plan

  10.3       (A)     Wholesale  Distribution  Agreement  between the Company and
                     Bay Area Distributing

  10.4       (A)     Wholesale Distribution Agreement between the Company and
                     Golden Gate Distributing

  10.5       (B)     Liquid Sediment Removal Services  Agreement with Cold Creek
                     Compost, Inc.

  10.6       (A)     Lease Agreement between the Company and Kohn Properties

  10.7       (C)     Commercial Real Estate Purchase  Contract and Receipt for
                     Deposit (previously filed as Exhibit 19.2)

  10.8       (D)     Commercial Lease between Stewart's Ice Cream Company, Inc.
                     and Releta Brewing Company LLC

Exhibit
Number               Description of Document
-------              -----------------------

  10.9       (E)     Agreement between United Breweries of America Inc. and
                     Releta Brewing Company LLC regarding payment of certain liens

  10.10     (F)+     Keg Management Agreement with MicroStar Keg Management LLC

  10.11      (G)     Agreement to Implement Condition of Approval No. 37 of the
                     Site Development Permit 95-19 with the City of Ukiah,
                     California (previously filed as Exhibit 19.6)

  10.12      (H)     Manufacturing Business Expansion and Relocation Agreement
                     with the City of Ukiah

  10.13      (H)     Manufacturing Business Expansion and Relocation Agreement
                     with the Ukiah Redevelopment Agency

  10.14      (I)     $2,700,000 Note in favor of the Savings Bank of Mendocino
                     County

  10.15      (I)     Hazardous Substances Certificate and Indemnity with the
                     Savings Bank of Mendocino County

  10.16      (J)     Equipment Lease with FINOVA Capital Corporation

  10.17      (J)     Tri-Election Rider to Equipment Lease with FINOVA Capital
                     Corporation

  10.18      (J)     Master Lease Schedule with FINOVA Capital Corporation

  10.19      (K)     Investment Agreement with United Breweries of America, Inc.

  10.20      (K)     Shareholders' Agreement Among the Company, United Breweries
                     of America, Inc., H. Michael Laybourn, Norman Franks,
                     Michael Lovett, John Scahill, and Don Barkley

  10.21      (K)     Registration Rights Agreement Among the Company, United
                     Breweries of America, Inc., H. Michael Laybourn, Norman
                     Franks, Michael Lovett, John Scahill, and Don Barkley

  10.22      (L)     Indemnification Agreement with Vijay Mallya

  10.23      (L)     Indemnification Agreement with Michael Laybourn

  10.24      (L)     Indemnification Agreement with Jerome Merchant

  10.25      (L)     Indemnification Agreement with Yashpal Singh

  10.26      (L)     Indemnification Agreement with P.A. Murali

  10.27      (L)     Indemnification Agreement with Robert Neame

  10.28      (L)     Indemnification Agreement with Sury Rao Palamand

  10.29      (L)     Indemnification Agreement with Kent Price

  10.30      (M)     Loan and Security Agreement between the Company, Releta
                     Brewing Company LLC and The CIT Group/Credit Finance, Inc.
                     regarding a $3,000,000 maximum line of credit.

  10.31      (M)     Patent, Trademark and License Mortgage by the Company in
                     favor of The CIT Group/Credit Finance, Inc.

  10.32      (M)     Patent,  Trademark  and  License  Mortgage  by  Releta
                     Brewing  Company  LLC  in  favor  of The  CIT  Group/Credit
                     Finance, Inc.

  10.33      (N)     Employment Agreement with Yashpal Singh

  10.34      (N)     Employment Agreement with P.A. Murali

  10.35      (O)     Master Loan Agreement between the Company and the United
                     Breweries of America Inc.

  10.36      (O)     Convertible Note in favor of United Breweries of America
                     Inc. dated Sept. 7, 1999

  10.37      (P)     Convertible Note in favor of United Breweries of America
                     Inc. dated October 21, 1999

  10.38      (P)     Convertible Note in favor of United Breweries of America
                     Inc. dated November 12, 1999

  10.39      (P)     Convertible Note in favor of United Breweries of America
                     Inc. dated December 17, 1999

  10.40      (P)     Convertible Note in favor of United Breweries of America
                     Inc. dated December 31, 1999

  10.41      (P)     Convertible Note in favor of United Breweries of America
                     Inc. dated February 16, 2000

Exhibit
Number               Description of Document
-------              -----------------------

  10.42      (P)     Convertible  Note in favor of United  Breweries  of America
                     Inc. dated February 17, 2000

  10.43      (P)     Convertible  Note in favor of United  Breweries  of America
                     Inc. dated April 28, 2000

  10.44      (P)     First  Amendment  to  Master  Loan  Agreement  between  the
                     Company and United Breweries of America,  Inc., dated April
                     28, 2000

  10.45      (Q)     Convertible  Note in favor of United  Breweries of America,
                     Inc. dated September 11, 2000

  10.46      (Q)     Convertible  Note in favor of United  Breweries of America,
                     Inc. dated September 30, 2000

  10.47      (Q)     Convertible  Note in favor of United  Breweries of America,
                     Inc. dated December 31, 2000

  10.48      (Q)     Convertible  Note in favor of United  Breweries of America,
                     Inc. dated February 12, 2001

  10.49      (R)     Convertible  Note in favor of United  Breweries of America,
                     Inc. dated July 1, 2001

  10.50      (S)     Confirmation of Waiver Between  Mendocino  Brewing Company,
                     Inc. and United Breweries of America, Inc., dated as of December 28, 2001

  10.51      (S)     Extension  of Term of Notes  Under  Master  Line of  Credit
                     Agreement  between  Mendocino  Brewing  Company,  Inc.  and
                     United Breweries of America, Inc., dated February 14, 2002

  10.52 License Agreement between United Breweries Limited and United Breweries International (UK), Limited

  10.53 Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (UK), Limited

  10.54              Distribution    Agreement    between    United    Breweries
                     International (UK), Limited. and UBSN, Ltd.

  10.55 Supplemental Agreement to Distribution Agreement between United Breweries International (UK), Limited. and UBSN, Ltd.

  10.56 Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.

  10.57 Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International
                     (UK), Limited. and UBSN, Ltd.

  10.58 Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (UK), Limited. and UBSN, Ltd.

  10.59              Loan Agreement  between  Shepherd Neame,  Limited and UBSN,
                     Ltd.

  10.60 Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.

  10.61 Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.

----------
             (A) Incorporated by reference from the Company's Registration Statement dated June 15, 1994, as amended, Registration No. 33-78390-LA.

             (B) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the period ended December 31, 1995

             (C) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995

             (D) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997

             (E) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997

Exhibit
Number               Description of Document
-------              -----------------------

             (F) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the period ended December 31, 1996

             (G) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995

             (H) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996

             (I) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997

             (J) Incorporated by reference from the Company's Registration Statement dated February 6, 1997, as amended, Registration No. 33-15673

             (K) Incorporated by reference from the Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya

             (L) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998

             (M) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998

             (N) Incorporated by reference from the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999

             (O) Incorporated by reference from Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

             (P) Incorporated by reference from Amendment No. 6 to Schedule l3D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

             (Q) Incorporated by reference from Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

             (R) Incorporated by reference from Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

             (S) Incorporated by reference from the Company's Current Report on Form 8-K filed as of February 19, 2002

             + Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

     (b) Current Reports on Form 8-K

     During the fourth quarter of 2001 the Registrant did not file any Current Reports on Form 8-K, although on October 22, 2001 it did file an Amendment to a Current Report originally filed on August 24, 2001. The amended Report added the following newly available financial data, in the form of Exhibits to the Report, to Items 2 and 7 of the previously filed Report:

     Exhibit                            Description
     Number

        4 Mendocino Brewing Company, Inc. and United Breweries International (UK) Limited Condensed Consolidated Pro Forma Balance Sheet and Income Statement for the six months ended June 30, 2000 and 2001

        5 United Breweries International (UK) Limited Balance Sheet, Statement of Income and Stockholder's Equity, and Statement of Cash Flows and conversion into United States Dollars for the six months ended June 30, 2000 and 2001

        6 United Breweries International (UK) Limited Consolidated Reports and Financial Statements, Period 1st January to 30th June 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                    (Registrant) Mendocino Brewing Company, Inc.



                                    By:
                                         ---------------------------------------
                                         Vijay Mallya, Chairman of the Board and
                                         Chief Executive Officer
                                         Date: March 31, 2002



     Pursuant to the requirements of Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    By:
                                         ---------------------------------------
                                         Vijay Mallya, Chairman of the Board and
                                         Chief Executive Officer
                                         Date: March 31, 2002



                                    By:
                                         ---------------------------------------
                                         Yashpal Singh, President and Director
                                         Date: March 31, 2002


                                    By:
                                         ---------------------------------------
                                         Jerome G. Merchant, Director
                                         Date: March 31, 2002


                                    By:
                                         ---------------------------------------
                                         N. Mahadevan, Secretary and
                                         Chief Financial Officer
                                         Date: March 31, 2002

                                INDEX OF EXHIBITS

Exhibit                                                              Sequential
Number                              Description                      Page Number

3.1 Articles of Incorporation of the Company, as amended

3.2           Bylaws of the Company

10.2          Amended 1994 Stock Option Plan

10.52         License  Agreement  between  United  Breweries
              Limited  and  United  Breweries  International
              (UK), Limited

10.53 Supplemental Agreement to License Agreement between United Breweries Limited and United
              Breweries International (UK), Limited

10.54         Distribution    Agreement    between    United
              Breweries  International  (UK),  Limited.  and
              UBSN, Ltd.

10.55         Supplemental    Agreement   to    Distribution
              Agreement     between     United     Breweries
              International (UK), Limited. and UBSN, Ltd.

10.56         Market Development, General and Administrative
              Services  Agreement  between Mendocino Brewing
              Company, Inc. and UBSN, Ltd.

10.57         Contract   to  Brew  and   Supply   Kingfisher
              Products among Shepherd Neame, Limited, United
              Breweries  International  (UK),  Limited.  and
              UBSN, Ltd.

10.58         Supplemental Agreement to Contract to Brew and
              Supply  Kingfisher   Products  among  Shepherd
              Neame, Limited, United Breweries International
              (UK), Limited, and UBSN, Ltd.

10.59 Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.

10.60         Brewing License  Agreement  between UBSN, Ltd.
              and Mendocino Brewing Company, Inc.

10.61         Kingfisher  Trade Mark and Trade Name  License
              Agreement between Kingfisher of America,  Inc.
              and Mendocino Brewing Company, Inc.