Form 10QSB
period 2002-03-31
MENDOCINO BREWING CO INC
filed 2002-05-15
CIK 919134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                   For the quarterly period ended March 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the issuer's common stock outstanding as of March 31, 2002 is 11,083,228.

                                     PART I

Item 1.  Financial Statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)

                                   ASSETS
                                   ------
CURRENT ASSETS
     Cash                                                                                      $     73,000
     Accounts receivable                                                                          4,353,200
     Inventories                                                                                  1,335,000
     Prepaid expenses                                                                               146,400
     Deferred income taxes                                                                           36,200
                                                                                               ------------
                           Total Current Assets:                                                  5,943,800
                                                                                               ------------
PROPERTY AND EQUIPMENT                                                                           14,481,900
                                                                                               ------------
OTHER ASSETS
     Deferred Income Taxes                                                                        1,886,400
     Deposits and other Assets                                                                      178,200
     Intangibles net of amortization                                                                118,900

                           Total Other Assets:                                                    2,183,500
                                                                                               ------------
                           Total Assets:                                                       $ 22,609,200
                                                                                               ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES
     Disbursements in excess of deposits                                                       $    215,200
     Accounts payable                                                                             5,043,000
     Accrued liabilities                                                                            215,300
     Accrued wages and related expense                                                              168,900
     Taxes Payable in United Kingdom                                                                230,700
        Current maturities of obligation under capital lease                                        366,900
     Current maturities of obligation under long-term debt                                          333,300
     Line of credit                                                                               2,145,900
     Notes to related party                                                                       1,766,100
                                                                                               ------------
                           Total Current Liabilities:                                            10,485,300
LONG TERM DEBT, less current maturities                                                           3,708,200
OBLIGATIONS UNDER CAPITAL LEASE, less current maturities                                            928,300
                                                                                               ------------
        Total Liabilities:                                                                       15,121,800
                                                                                               ------------
STOCKHOLDERS' EQUITY
     Preferred stock, Series A, no par value, with aggregate liquidation preference of $227,600; 227,600 shares authorized, issued and
        outstanding                                                                                 227,600
     Common stock, no par value:  30,000,000 shares authorized, 11,083,228 shares issued and
        outstanding                                                                              14,476,500
     Accumulated comprehensive loss                                                                 (97,600)
     Accumulated deficit                                                                         (7,119,100)
                                                                                               ------------
                           Total Stockholders' Equity                                             7,487,400
                                                                                               ------------
                           Total Liabilities and Stockholders' Equity:                         $ 22,609,200
                                                                                               ============

   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              ----------------------------
                                                   THREE MONTHS ENDED
                                                        March 31
                                              ----------------------------
                                                  2002            2001
                                                  ----            ----
SALES                                         $  5,306,600    $  5,470,700
LESS EXCISE TAXES                                  136,500         148,200
                                              ------------    ------------
NET SALES                                        5,170,100       5,322,500
COST OF GOODS SOLD                               3,515,400       3,506,500
                                              ------------    ------------
GROSS PROFIT                                     1,654,700       1,816,000
                                              ------------    ------------
OPERATING EXPENSES
         Retail operating                           80,900         109,400
         Marketing                               1,040,700       1,110,500
         General and administrative                655,000         729,700
                                              ------------    ------------
                                                 1,776,600       1,949,600
                                              ------------    ------------
LOSS FROM OPERATIONS                              (121,900)       (133,600)
                                              ------------    ------------
OTHER INCOME (EXPENSE)
         Other income / (Expense)                   10,100            (700)
         Interest expense                         (214,300)       (236,700)
                                              ------------    ------------
                                                  (204,200)       (237,400)
                                              ------------    ------------
LOSS BEFORE INCOME TAXES                          (326,100)       (371,000)
PROVISION FOR / (BENEFIT) FROM INCOME TAXES         28,300         (72,600)
                                              ------------    ------------

NET LOSS                                      $   (354,400)   $   (298,400)
                                              ------------    ------------
Foreign currency translation adjustment            (19,800)             --
                                              ------------    ------------
COMPREHENSIVE LOSS                            $   (374,200)   $   (298,400)
                                              ============    ============
NET LOSS PER SHARE                            $      (0.03)   $      (0.03)
                                              ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      11,083,228      11,080,498
                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    ------------------------
                                                                       THREE MONTHS ENDED
                                                                            March 31
                                                                    ------------------------
                                                                        2002          2001
                                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                       $  (354,400)   $(298,400)
       Adjustments to reconcile net loss to net cash
         from operating activities:
         Depreciation and amortization                                  275,900      266,600
         Deferred income taxes                                                       (76,000)
         Allowance for doubtful accounts                                 10,600       10,800
         Loss / (Gain) on sale of assets                                 12,900           --
       Changes in:
         Accounts receivable                                          1,109,900      656,600
         Inventories                                                    (61,800)     (45,600)
         Prepaid expenses and taxes                                      62,500       37,200
         Deposits and other assets                                      (68.300)    (225,900)
         Accounts payable                                              (371,100)     514,700
         Accrued wages and related expenses                              (2,900)       3,700
         Accrued liabilities                                           (393,300)    (605,300)
                Income taxes payable                                    (35,000)      56,400
                                                                    -----------    ---------
                   Net cash from  operating activities:                 185,000      294,800
                                                                    -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property, equipment, and leasehold                 (145,000)     (55,000)
         improvements
       Proceeds from sale of fixed assets                                 5,500           --
                   Net cash from  investing activities:                (139,500)     (55,000)
                                                                    -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from line of credit                              (254,600)    (571,300)
         Principal payments on long-term debt                           (82,700)     (81,900)
         Borrowings on related party debt                                37,500      356,400
         Payments on obligation under long term lease                    23,400      (69,900)
         Disbursements in excess of deposits                            215,200       74,800
                                                                    -----------    ---------
                   Net cash from  financing activities:                 (61,200)    (291,900)
                                                                    -----------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (1,100)      (9,900)
                                                                    -----------    ---------
INCREASE / (DECREASE)  IN CASH                                          (16,800)     (62,000)
                                                                    -----------    ---------
CASH, beginning of period                                                89,800      208,300
                                                                    -----------    ---------
CASH, end of period                                                 $    73,000    $ 146,300
                                                                    ===========    =========
       Supplemental cash flow information includes the following:
         Cash paid during the period for:
         Interest                                                   $   183,400    $ 187,300
                                                                    -----------    ---------


   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. During the third quarter of the year 2001, the Company acquired all the outstanding stock of United Breweries International (UK), Ltd., ("UBI"). Both UBI and the Company are under common control and the acquisition was required to be reported as if it were a pooling of interest combination. The consolidated financial statements have been presented on the assumption that the acquisition of this wholly owned subsidiary had occurred on January 1, 2000. All prior years' financial information has been retroactively restated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


Note 2 - Line of Credit

The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the Company's qualified accounts receivable and 60% of the company's inventory at an interest rate equal to the prime rate as published by Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Mendocino Brewing Company (except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation and the assets of UBI) and a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $593,600 of the term loan was outstanding as of March 31, 2002. During October 2001, the CIT Group increased the line of credit by $170,000 to enable the company to acquire and refurbish bottling equipment in order to enhance the Company's capacity. Of such increase, $85,000 was repaid in March 2002 and the balance will be repaid once the balance of purchase is refinanced through an existing line of credit. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of March 31, 2002, the total amount outstanding on the line of credit was approximately $1,860,800.

Necor Bank Limited, a South African registered company, has provided UBSN Ltd. with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility is secured by a fixed and floating currency charge over all of the assets of UBSN Ltd. The amount outstanding on this line of credit as of March 31, 2002, was approximately $878,700.

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

Shepherd Neame Limited, a related party, has a brewing contract with UBSN for brewing Kingfisher Lager for the Company's European and Canadian markets. In consideration of extending the brewing contract, Shepherd Neame Limited advanced a loan of GBP 600,000 to UBSN, repayable in monthly installment of (pound)5,000 per month, commencing in June 2003.The loan carries an interest rate of 5%.

The Company has issued convertible notes in favor of United Breweries of America, Inc. ("UBA") in the amount of approximately $1,515,400 as of March 31, 2002. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and mature 18 months from the date of the advance. The advances are unsecured and mature through December 2002. The notes are convertible at the option of UBA, to common stock at $1.50 per share upon maturity and thereafter. Interest accrued on the notes as of March 31, 2002, is approximately $250,700.


Note 4 - Income Taxes

The Company has recorded an increase in the valuation allowance of $155,000 of federal and state net operating loss carryforwards. There is some uncertainty that the Company will be able to generate sufficient taxable income to utilize all the deferred tax assets. The Company is considering and implementing various strategies to bring the business toward profitability such as reducing debt, improving efficiency, and possible debt conversion. The Company believes that if all the above strategies are effective, it is likely that they will generate sufficient profits in the future to utilize all the deferred tax assets.

As of March 31, 2002, the Company has available for carry-forward Federal, California and New York net operating losses. The losses will expire as follows:

                                 Net Operating Loss
                     -------------------------------------------
Date of Expiration     Federal       California       New York
------------------     -------       ----------       --------
        2002         $       --      $  761,200      $       --
        2003                 --         961,200              --
        2004                 --         694,700              --
        2010                 --         276,400              --
        2012          1,802,300         471,900         277,400
        2018          2,758,800              --         424,700
        2019          2,153,100              --         320,300
        2020            965,600              --         134,200
        2021          1,341,700              --         206,000
                     ----------      ----------      ----------
                     $9,021,500      $3,165,400      $1,362,600
                     ==========      ==========      ==========

The Company also has $35,000 of California Manufactures Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007. The benefit from these loss carry-forwards and credits has been reported as a deferred tax asset.

Due to slower than anticipated sales and an increase in the net loss for the year ended December 31, 2001, over the loss for 2000, the Company determined in the third quarter of the year 2001 that a portion of the deferred tax assets associated with net operating loss carryforwards and investment tax credits may expire prior to utilization. The Company has recorded a valuation allowance of $1,641,000 for operating losses and credits that may expire prior to utilization. The Company is implementing various strategies to bring the business toward profitability such as reducing debt, improving efficiency, and possible debt conversion. The Company believes that if the above strategies are effective they will generate sufficient profits in the future to utilize the deferred tax assets. Temporary differences and carry-forwards which give rise to deferred tax assets and liabilities on March 31, 2002, are as follows:


      Accounts receivables allowance                              $    13,100
      Benefits from net operating loss carry forwards               3,622,500
      Inventory                                                        13,100
      Accruals                                                         41,400
      Valuation allowance                                          (1,641,000)
      Depreciation and amortization                                  (154,700)
      Investment in United Breweries International (UK) Ltd.          350,700
      Others                                                         (323,100)


Note 5 -- Related party Transactions

During 2001, the Company ("MBC") and its subsidiaries entered into or amended several agreements with affiliated and related entities. Among these were a Brewing Agreement and a Loan Agreement between UBSN Limited ("UBSN") and Shepherd Neame Limited; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between

MBC and Kingfisher of America, Inc.; and a License Agreement between United Breweries International (UK) Limited and UB Limited.

Additional information about these transactions is contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, and such information is incorporated herein by reference.

The following table reflects the value of the transactions for the quarter ended March 31, 2002 and 2001 and the balances outstanding at March 31, 2002.

--------------------------------------------------------------- ----------- -----------
                                                                   2002        2001
--------------------------------------------------------------- ----------- -----------
Sales to Shepherd Neame Ltd                                     $  363,800  $  240,700
--------------------------------------------------------------- ----------- -----------
Purchases from Shepherd Neame Ltd.                               1,848,300   1,913,900
--------------------------------------------------------------- ----------- -----------
Expenses reimbursement to Shepherd Neame Ltd.                      155,900     158,100
--------------------------------------------------------------- ----------- -----------
Commission paid to AUBI                                                 --      53,700
--------------------------------------------------------------- ----------- -----------
Interest expenses associated with UBA convertible notes payable     23,400      33,600
--------------------------------------------------------------- ----------- -----------
Expenses reimbursement to UBA                                           --      12,800
--------------------------------------------------------------- ----------- -----------
Accounts payable to Shepherd Neame Ltd                           2,915,800          --
--------------------------------------------------------------- ----------- -----------
Account receivable from Shepherd Neame Ltd.                        281,600          --
--------------------------------------------------------------- ----------- -----------
Amounts payable to AUBI                                             20,000          --
--------------------------------------------------------------- ----------- -----------


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


                                                                      Three months ended
                                                                      ------------------
                                                                  3/31/2002       3/31/2001
                                                                ----------------------------
     Net comprehensive income (loss)                            $   (374,200)   $   (298,400)

                                                                ============    ============
Weighted average common shares outstanding                        11,083,228      11,080,498

                                                                ============    ============
Basic net income (loss) per share                               $      (0.03)   $      (0.03)
                                                                ============    ============


Diluted net income (loss) per share
         Net income (loss)                                      $   (374,200)   $   (298,400)
     Interest expense on convertible notes payable
                                                                          --
                                                                ------------    ------------
     Income for the purpose of computing diluted net income
     per share                                                  $   (374,200)   $   (298,400)
                                                                ============    ============
     Weighted average common shares outstanding                   11,080,498      11,083,228
         Dilutive stock options                                           --
     Assumed conversion of convertible notes payable

                                                                          --
                                                                ------------    ------------
         Weighted average common shares outstanding for the
     purpose of computing diluted net income (loss) per share     11,083,228      11,080,498
                                                                ============    ============
Diluted net income (loss) per share                             $      (0.03)   $      (0.03)
                                                                ============    ============

Note 7 - Inventory                            March 31, 2002

      Raw Materials                            $   488,900
      Beer-in-process                              178,400
      Finished Goods                               638,200
      Merchandise                                   29,500
                                               -----------
                                               $ 1,335,000
                                               ===========


Note 8. Property And Equipment

                                                         March 31, 2002

      Buildings                                           $ 7,791,900
      Machinery and equipment                               7,975,800
      Equipment under capital lease                         2,506,500
      Land                                                    810,900
      Leasehold improvements                                  792,200
      Equipment in progress                                   234,400
      Vehicles                                                281,900
      Furniture and fixtures                                   51,900
                                                          -----------
                                                           20,445,500
      Less :Accumulated depreciation and amortization       5,963,600
                                                          -----------
                                                          $14,481,900
                                                          ===========

Note 9 - Stockholders' Equity

The following table summarizes equity transactions during the three months ended March 31, 2002:

                                Series A
                             Preferred Stock             Common Stock                Other
                         ------------------------------------------------------  Comprehensive      Accumulated       Total
                           Shares      Amount       Shares          Amount      Income / (Loss)       Deficit        Equity
                         -------------------------------------- --------------- ------------------------------------------------
Balance,
   December 31, 2001       227,600    $227,600      11,083,228     $14,476,500     $(77,800)         $(6,764,700)   $7,861,600

   Net Loss                                                                                             (354,400)

   Currency Translation
   Adjustment                                                                       (19,800)

Balance,
   March  31, 2002         227,600    $227,600      11,083,228     $14,476,500     $(97,600)         $(7,119,100)   $7,487,400
                           =======    ========      ==========     ===========     ========          ===========    ==========


Note 10. Segment Information

The Company's business segments are brewing operations, distributing operations in the United Kingdom, and retail sales at the Hopland Brewery and the tasting room at Saratoga Springs. A summary of each segment is as follows:


                                              Three months ended March 31, 2002
                        Domestic Brewing  European        Retail       Corporate &       Total
                           Operations    Operations     Operations       Others
Net Sales                 $ 2,286,800   $ 2,792,300    $    91,000   $         --    $ 5,170,100
Operating Profit/(Loss)      (198,700)       97,700        (20,900)            --       (121.900)

Identifiable Assets        14,904,400     4,086,800        145,100      3,472,900     22,609,200
Depreciation &
amortization                  190,700        72,400          1,700         11,100        275,900

Capital Expenditures           74,900        64,600             --                       139,500


                                              Three months ended March 31, 2001
                        Domestic Brewing  European        Retail       Corporate &       Total
                           Operations    Operations     Operations       Others
Sales                     $ 2,285,000   $ 2,927,500    $   110,000    $        --    $ 5,322,500
Operating Profit/(Loss)
                             (191,200)       83,600        (26,000)            --       (133.600)

Identifiable Assets        14,993,600     4,368,100         77,100      4,897,500     24,336,300
Depreciation &
amortization                  173,400        38,300          1,800         24,600        266,600

Capital Expenditures            2,200       277,900             --         14,500        311,600

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


      The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, and liquidity and cash flows of Mendocino Brewing Company, Inc. for the first quarter ended March 31, 2002, compared to the first quarter ended March 31, 2001, and the year ended December 31, 2001. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 2001.

      This discussion contains statements regarding the company's expectations concerning its future operations, earnings and outlook. These statements are forward-looking statements that involve significant risks and uncertainties, and accordingly, no assurances can be given that such expectations will be correct. These expectations are based upon many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in demand for malt beverage products in different Company markets; changes in customer preference for the company's malt beverage products; regulatory or legislative changes; changes in raw materials prices; changes in interest rates; changes in the company's European beer and/or restaurant business. The Company disclaims any obligation to update any of these forward-looking statements. If the Company determines to update any forward-looking statement, it will do so publicly. No private statements by the Company or its personnel should be interpreted as updating forward-looking statements.

      In this Report, the term "the Company" and its variants is generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Critical Accounting Policies

      In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

      o The first-in, first-out (FIFO) method to value a majority of our inventories; and

      o The intrinsic value method, or APB Opinion No. 25, to account for our common stock incentive awards; and

      o The recognition of deferred tax assets for net operating loss carryforwards that are expected to be used to offset future taxable income.

      These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Overview

      During the first quarter of 2002, the Company launched Olde Saratoga Premium Lager Beer from its Saratoga Springs brewery. Further, the Company made preparations to launch Kingfisher premium Lager Beer in 22 oz bottles for the domestic markets and in draft for the West Coast markets of the United States.

      On April 16, 2002, Kingfisher Premium Lager beer won the Gold Medal at the Brewing Industry International Awards held at London, United Kingdom in the Draft Beers, International Lager Competition.

      In January of 2002 the Company completed installation at the Ukiah facility, of a refurbished bottle rinser, 350 bottle per minute H&K filler Crowner, bi-directional accumulation table and carrier erectors. The Company also acquired a carton erector for its Ukiah facility during the first quarter. These installations are expected to result in decreased manufacturing costs, improved bottling speed, and better packaging of the products.

         The Company's brewing operation's sales in the United States during the first quarter of 2002 decreased to 12,498 barrels, a decrease of 112 barrels, or 0.9%, over the 12,610 barrels sold in the first quarter of 2001. During the first quarter of 2002, UBSN sold 11,912 barrels in the United Kingdom and Europe, compared to 12,835 barrels during the corresponding period in 2001. Management attributes the decreased sales to a general decline in sales of craft beers, a significant decline in business experienced by the restaurant and lodging industry, and competition from "malt alternatives".

      The Company ended the first quarter of 2002 with a net loss of $354,400, as compared to a net loss of $298,400 for the same period in 2001. As set forth more fully under "Results of Operations," below, decrease in net sales, increases in cost of goods, reduction in retail operating expenses, selling and marketing expenses, general and administrative expenses, and decrease in income tax benefit contributed to the net loss.

Results of Operations

The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.

                                                      ----------------------------
                                                      Three Months Ended March 31
                                                      ----------------------------
                                                         2002            2001
Statements of Operations Data:                             %               %
                                                      ------------    ------------
Sales                                                       102.64          102.78
Less Excise taxes                                             2.64            2.78
                                                      ------------    ------------
Net Sales                                                   100.00          100.00
Costs of Sales                                               68.00           65.88
                                                      ------------    ------------
Gross Profit                                                 32.00           34.12
                                                      ------------    ------------
Retail Operating Expenses                                     1.56            2.06
Marketing Expense                                            20.13           20.86
General and Administrative Expenses                          12.67           13.71
                                                      ------------    ------------
Total Operating Expenses                                     34.36           36.63
                                                      ------------    ------------
Profit / (Loss) from Operations                              (2.36)          (2.51)
Other (Income) / Expense                                     (0.20)           0.01
Interest Expense                                              4.15            4.45
                                                      ------------    ------------
Loss before income taxes                                     (6.31)          (6.97)

Provision for / (Benefit) from income taxes                  (0.54)          (1.36)
                                                      ------------    ------------
Net Loss                                                     (6.85%)         (5.61%)
                                                      ============    ============
Other Comprehensive Loss                                     (0.38)           0.00
                                                      ============    ============
Comprehensive Loss                                           (7.23%)         (5.61%)
                                                      ============    ============

                                                      ----------------------------
                                                       Three Months Ended March 31
                                                      ----------------------------
                                                          2002            2001
Balance Sheet Data:                                         $               $
                                                      ------------    ------------
Cash and Cash Equivalents                                   73,000    $    146,300
Working Capital                                         (4,577,700)     (3,555,900)
Property and Equipment                                  14,481,900      14,611,100
Deposits and Other Assets                                2,219,700       3,609,900
Total Assets                                            22,609,200      24,336,300
Long-term Debt                                           3,708,200       3,177,200
Obligation Under Capital Lease                             928,300       1,053,800
Total Liabilities                                       15,121,800      13,950,300
Accumulated Deficit                                     (7,119,100)     (4,247,200)
Stockholder's equity                                     7,487,400      10,386,000

      Net Sales

      Overall net sales for the first quarter of 2002 were $5,170,100, a decrease of $152,400, or 2.86%, compared to $5,322,500 for the first quarter of 2001. Volume decreases, partly offset by price increases in 2001 contributed to lower realization.

      Domestic Operations. Domestic net sales for first quarter of 2002 were $2,377,800, compared to $2,395,000 for the same period in 2001, a 0.72%
decrease. The sales volume decreased to 12,498 barrels in first quarter of 2002 from 12,610 barrels in the first quarter of 2001, representing a decrease of 112 barrels, or 0.89%. Of the decrease, sale of Company's brands decreased by 330 barrels; Kingfisher volume increased by 1,455 barrels and contract brands sale increased by 218 barrels. The decrease in overall net sales during the first quarter of 2002 was partly offset on account of a marginal increase in wholesale shipments which represented an increase of $5,000 over the wholesale shipments during the first quarter of 2001. The Company also benefited from a general increase in the price of its products, which was effected in the first quarter of 2001. In view of management's focus on wholesale beer sales and decline in retail business, retail sales for the first quarter of 2002 showed a decrease of $22,200 over the same period in 2001.

      European Operations: Net sales for the first quarter of 2002 were $2,792,300 ((pound)1,971,100) compared to $2,927,500 ((pound)2,031,300) during the corresponding period of 2001, a decrease of 4.62%. During the first quarter of 2002, UBSN sold 11,912 barrels compared to 12,835 barrels during the first quarter of 2001. UBSN increased its selling prices at the end of the first quarter of 2001. Exchange rate fluctuations when measured in United States dollars suppressed growth percentage as compared to last year and hence when the net sales results are compared in Pounds Sterling, there is a decrease of 2.96%. Sales volume in the United Kingdom and Europe in the first quarter of 2002 increased by 294 barrels compared to the first quarter of 2001. Shifting of the United States Kingfisher distribution from the UK, to the Company out of its US operation resulted in a drop in the volume of sales by 1,217 barrels.

      Cost of Goods Sold

      Cost of goods sold as a percentage of net sales during the first quarter of 2002 was 68%, as compared to 65.88% during the corresponding period of 2001. Higher production in the Saratoga unit resulting in higher labor cost, increases in the cost of materials, and higher insurance costs contributed to the increase. Prices of bottles and certain type of malts increased during 2002 in the U.S.

      Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the first quarter of 2002 was 70.78%, as compared to 66.41% during the corresponding period of 2001, representing an increase of 4.37% mainly due to increased labor costs, insurance and increase in the price of certain inputs.

      European Operations: Cost of goods sold as a percentage of net sales in the United Kingdom during the first quarter of 2002 was 66.19%, as compared to 65.44% during corresponding period in 2001 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing an increase of 0.75% mainly due to exchange rate fluctuations and cost increases not offset by price increases during the first quarter of 2001.

      Gross Profit

      As a result of the higher net sales described above, gross profit for the first quarter of 2002 decreased to $1,654,700, from $1,816,000 during the corresponding period of 2001, representing a decrease of 8.8%. As a percentage of net sales, because of the increase in cost of goods sold as discussed above, the gross profit during the first quarter of 2002 decreased to 32% from that of 34.12% for the first quarter of 2001.

      Operating Expenses

      Operating expenses for the first quarter of 2002 were $1,776,600, as compared to $1,949,600 for the first quarter of 2001, representing a decrease of 8.87%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

      Retail Operating Expenses: Retail operating expenses for the first quarter of 2002 were $80,900, representing a decrease of $28,500, or 26.05%, from the same period in 2001. As a percentage of net sales, retail operating expenses decreased to 1.56% as compared to 2.06% for the first quarter of 2001. The decrease in retail operating expenses consisted mainly of decreases in labor expenses, which Management generally attributes to reduced hours of operation of the brewpub in Hopland.

      Marketing and Distribution Expenses: Marketing and distribution expenses for the first quarter of 2002 were $1,040,700, representing a decrease of $69,800, or 6.28%, from the first quarter of 2001. As a percentage of net sales, marketing and distribution expenses represented 20.13% as compared to 20.86% during the first quarter of 2001.

      Domestic Operations: Expenses for the first quarter of 2002 were $439,300 compared to $441,300 during the corresponding period of 2001, representing a decrease of $2,000. As a percentage of net sales in the United States, the expenses increased to 18.48% during the first quarter of 2002, compared to 18.43% during the corresponding period of 2001 mainly on account of higher promotional spends.

      European operations: Expenses for the first quarter of 2002 were $601,400 compared to $669,200 during the corresponding period of 2001, representing a decrease of $67,800. As a percentage of net sales in the United Kingdom, the expenses decreased to 21.54% during the first quarter of 2002 compared to 22.86% during the corresponding period of 2001 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The reduction is mainly on account of reduction in expenses related to exports to the United States which was discontinued from the third quarter of 2001 offset by higher promotional spends.

      General And Administrative Expenses: General and administrative expenses were $655,000, representing a decrease of $74,700 from the first quarter of 2001. As a percentage of net sales, the general and administrative expenses were 12.67% for the first quarter of 2002, as compared to 13.71% for corresponding period of 2001.

      Domestic Operations: General and administrative expenses were $394,000, representing a decrease of $76,900 over the first quarter of 2001. The reduction was mainly due to reduced salaries, travel expenses, telephone expenses and depreciation. Part of this reduction was offset by increase in legal expenses, audit fee and rent.

      European Operations: General and administrative expenses were $261,000, representing an increase of $2,200 from the first quarter of 2001.

      Other Expenses

      Other expenses for the first quarter of 2002 totaled $204,200, representing a decrease of $33,200 when compared to the first quarter of 2001. The other expenses consist of interest expenses, miscellaneous income, and acquisition costs. Interest expenses decreased by $22,400 because of the reduction in the line of credit, long term debts and reduction in interest rates. Miscellaneous income increased by $10,800.

      Income Taxes

      The Company has a provision for income taxes of $28,300 for the first quarter of 2002, compared to a net benefit from income taxes of $72,600 for the first quarter of 2001. The provision for taxes related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

      The Company has also increased the valuation allowance $155,000 for federal and state net operating losses that may expire prior to utilization. The Company has implemented various strategies such as reducing expenses, improving efficiency and increasing sales growth to bring the Company to profitable operations in order to utilize these assets prior to utilization. Management has been successful in the past by reducing the amount of losses and assisting the Company towards profitable operations but there can be no assurance that the steps taken by management will result in the Company utilizing all the operating losses recorded as deferred tax assets. If management plans are not successful, the Company will be required to reduce the amount of deferred tax assets recorded on the balance sheet.

      Net Loss

      The net loss for the first quarter of 2002 was $354,400, as compared to loss of $298,400 for the first quarter of 2001. After providing for a negative foreign currency translation adjustment of $19,800 during the first quarter of 2002 ($0 for 2001), the comprehensive loss for 2002 was $374,200, compared to a loss of $298,400 in 2001.

      Capital Demands

      The Saratoga Springs facility commenced brewing operations in February 1998. Both the Ukiah and Releta facilities have been operating at significantly less than full capacity. Both breweries have placed demands upon the Company's assets and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations.

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

      Proceeds From Operations Insufficient to Sustain Operations

      The Company must make timely payment of its debt and lease commitments to continue its operations. Unused capacity at the Ukiah and Saratoga Springs facilities has placed demands on the Company's working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities (see "Liquidity and Capital Resources," below). Although Management has had success in negotiating these credit facilities in the past there can be no assurance that the Company will be able to do so in the future, either at any price or at a price the Company will be able to sustain, or that the Company will have access to any alternative sources of funds in the future. Failure to secure sufficient funds would have a materially adverse effect on the Company.

Liquidity and Capital Resources

      Long Term Debt

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

      Shareholder Commitment

      On August 31, 1999, the Company entered into a Master Line of Credit Agreement with United Breweries of America, Inc, one of its principal shareholders, which agreement was subsequently amended on April 28, 2000, and February 12, 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen (18) month promissory notes issued by the Company to UBA (the "UBA Notes"). As of March 31, 2002, the aggregate outstanding principal amount of the UBA Notes was $1,515,371, and the accrued but unpaid interest thereon was equal to approximately $250,716.

      The UBA Notes require the Company to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted the Company to capitalize all accrued interest.

      The first eight (8) of the UBA Notes made pursuant to the Credit Agreement matured during 2001 (the "Mature Notes"). The remaining five (5) of the UBA Notes (which did not mature in 2001) are scheduled to mature during 2002, with the first maturing on March 10, 2002. The Company and UBA executed an Extension of Term of Notes under Master Line of Credit Agreement on February 14, 2002 (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the Mature Notes. The Extension Agreement extends the terms of the Mature Notes, as well as the terms of the next four (4) of the UBA Notes, for a period ending on August 15, 2002. Since the last remaining UBA Note matures on after August 15, 2002, it was not extended by the Extension Agreement. During the extended term, UBA has the right to require the Company to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days.

      Equipment Lease

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

      Other Loans and Credit Facilities

      CIT Group/Credit Finance Line of Credit. The CIT Group/Credit Finance, Inc. has provided the Company a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $593,600 of the term loan was outstanding as of March 31, 2002. During October 2001, the CIT Group increased the line of credit by $170,000 to enable the company to acquire and refurbish bottling equipment in order to enhance the Company's capacity of which $85,000 was repaid and the balance will be repaid once the balance of purchase is refinanced through an existing line of credit. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of March 31, 2002, the total amount outstanding on the line of credit was approximately $1,860,800. CIT Group line of credit is due for renewal in September 2002. Failure to renew the facility would have a material adverse impact on the Company.

            Necor Bank Limited Option Facility. Necor Bank Limited, a South African registered company, has provided UBSN with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility is secured by a fixed and floating currency charge over all of the assets of UBSN. The amount outstanding on this line of credit as of March 31, 2002, was approximately $878,700.

            Shepherd Neame Loan: Shepherd Neame has a brewing contract with UBSN for brewing Kingfisher Lager for the Company's European and Canadian markets. In consideration of extending the brewing contract, Shepherd Neame advanced a loan of GBP 600,000 to UBSN, repayable in monthly installment of (pound)5,000 per month, commencing in June 2003.The loan carries an interest rate of 5%.

            Future Capital Demands

            The Company continues to have capital and liquidity needs which it cannot finance from its own operations. (See "Results of Operations -- Proceeds From Operations Insufficient to Sustain Operations," above.) As the Company's existing credit facilities are currently secured by substantially all of the Company's assets, obtaining expanded credit facilities in the future may prove to be difficult and expensive.


      Interest

      The weighted average interest rates paid on the Company's U.S. debts (including the long term capital lease of equipment by FINOVA Capital Corporation Inc.) was 8.41% for the first quarter of the year 2002 and 10.35% for the first quarter of the year 2001.

      Keg Management Arrangement

      The Company has entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. The agreement expires in September 2002, and Management expects to negotiate an extension of the agreement during 2002. If the agreement is not extended and terminates, the Company will be required to purchase a certain number of kegs from MicroStar. The Company would probably attempt to finance the purchase through debt or lease financing, if available. However, there can be no assurances that the Company will be able to finance the purchase of kegs, and a failure to purchase the necessary kegs from MicroStar is likely to have a material adverse effect on the Company.

      Current Ratio

      The Company's ratio of current assets to current liabilities on March 31, 2002 was 0.57 to 1.0 and its ratio of total assets to total liabilities was 1.50 to 1.0. On March 31, 2001, the Company's ratio of current assets to current liabilities was 0.63 to 1.0 and its ratio of total assets to total liabilities was 1.74 to 1.0.

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

      None.

Item 3. Default Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Items.

Change in Response to Delisting Notice Received from the Pacific Stock Exchange
- Quotation of the Company's Common Stock on the Nasdaq Bulletin Board

      In Current Reports on Form 8-K dated February 4 and February 21, 2002, the Company reported that it had received a delisting notice from the Pacific Stock Exchange (the "Exchange"), as a result of the Company's failure to maintain the trading price of its Common Stock on the Exchange at a level above $1.00 per share, and that in response to the delisting notice the Company had decided to effect a one-for-three reverse split of its Common Stock, in order to increase the trading price for its Common Stock.

      After further consideration of the delisting notice and the stock split, and of the existing lack of transaction volume on the Exchange, the Company's management has come to the conclusion that, rather than effecting the proposed reverse stock split and keeping the Company's Common Stock listed on the Exchange, it would be preferable to have the Company's Common Stock quoted on the Nasdaq Bulletin Board, accept delisting on the Exchange, and forego the reverse stock split. Accordingly, the Company has obtained a listing for its Common Stock on the Nasdaq Bulletin Board, effective as of May 6, 2002, under the symbol "MENB". At the same time, the Company has entered into negotiations with a number of market makers to support its trading market in connection with the new Nasdaq Bulletin Board listing.

      Management has notified the Exchange that it intends to formally delist its stock from the trading on the Exchange in the near future. Also, since the primary purpose of the proposed reverse stock split was to avoid the delisting of the Company's Common Stock on the Exchange, management also intends to recommend to the Company's Board of Directors that the Company abandon the proposed reverse stock split. While the Company's Board of Directors has not yet formally approved any of the actions described above, management anticipates receiving Board approval for these decisions at the next regularly scheduled Board Meeting.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            None.

      (b)   Current Reports on Form 8-K

      During the first quarter of 2002 the Registrant filed two Current Reports on Form 8-K.

      1. In a Current Report dated February 4, 2002, the Registrant reported under Item 5 certain information about (i) its Master Line of Credit with United Breweries of America, Inc. ("UBA") and (ii) a delisting notice it had received from the Pacific Stock Exchange with respect to its Common Stock.

      2. In a Current Report dated February 21, 2002, the Registrant reported under Item 5 a proposed resolution of the issues raised by the Pacific Stock Exchange, as previously reported in the February 4, 2002 Current Report.

                                    SIGNATURE

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REGISTRANT:

                                        MENDOCINO BREWING COMPANY, INC.


Dated:  May 15, 2002                       By /s/ Yashpal Singh
                                           -------------------------------------
                                           Yashpal Singh
                                           President



Dated:  May 15, 2002                       By /s/ N. Mahadevan
                                           -------------------------------------
                                           N. Mahadevan
                                           Chief Financial Officer and Secretary