Form 10QSB
period 2002-06-30
MENDOCINO BREWING CO INC
filed 2002-08-14
CIK 919134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ______________ to _____________

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

The number of shares of the issuer's common stock outstanding as of June 30, 2002 is 11,266,874.

                                     PART I

ITEM 1. Financial Statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2002
                                   (Unaudited)

                                                    ASSETS
CURRENT ASSETS
     Cash                                                                                      $     65,100
     Accounts receivable                                                                          4,702,700
     Inventories                                                                                  1,292,200
     Prepaid expenses                                                                               297,900
                                                                                               ------------
                           Total Current Assets:                                                  6,357,900
                                                                                               ------------
PROPERTY AND EQUIPMENT                                                                           14,358,800
                                                                                               ------------
OTHER ASSETS
     Deferred Income Taxes                                                                        1,922,600
     Deposits and other Assets                                                                      239,100
     Intangibles net of amortization                                                                115,700
                                                                                               ------------
                           Total Other Assets:                                                    2,277,400
                                                                                               ------------
                           Total Assets:                                                       $ 22,994,100
                                                                                               ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Disbursements in excess of deposits                                                       $    157,300
     Accounts payable                                                                             4,478,600
     Accrued liabilities                                                                            471,800
     Accrued wages and related expense                                                              173,100
     Taxes Payable in United Kingdom                                                                133,700
     Current maturities of obligation under capital lease                                           357,800
     Current maturities of obligation under long-term debt                                           37,400
     Line of credit                                                                               3,291,800
     Notes to related party                                                                       1,789,700
                                                                                               ------------
                           Total Current Liabilities:                                            10,891,200

LONG TERM DEBT, less current maturities                                                           3,446,400
OBLIGATIONS UNDER CAPITAL LEASE, less current maturities                                            846,500
                                                                                               ------------
        Total Liabilities:                                                                       15,184,100
                                                                                               ------------
STOCKHOLDERS' EQUITY
     Preferred stock, Series A, no par value, with aggregate liquidation preference of
        $227,600; 227,600 shares authorized, issued and outstanding                                 227,600
     Common stock, no par value: 30,000,000 shares authorized, 11,266,874 shares issued and
        outstanding                                                                              14,648,600
     Accumulated comprehensive loss                                                                 (74,200)
     Accumulated deficit                                                                         (6,992,000)
                                                                                               ------------
                           Total Stockholders' Equity                                             7,810,000
                                                                                               ------------
                           Total Liabilities and Stockholders' Equity:                         $ 22,994,100
                                                                                               ============

   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             -----------------------------     -----------------------------
                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        June 30                           June 30
                                             -----------------------------     -----------------------------
                                                  2002             2001             2002             2001
                                                  ----             ----             ----             ----

NET SALES                                       6,487,900        5,910,700       11,658,000       11,233,200
COST OF GOODS SOLD                              4,181,500        3,886,000        7,696,800        7,392,500
                                             ------------     ------------     ------------     ------------
GROSS PROFIT                                    2,306,400        2,024,700        3,961,200        3,840,700
                                             ------------     ------------     ------------     ------------
OPERATING EXPENSES
     Retail Operating Expenses                     87,900          125,200          168,800          234,600
     Marketing                                  1,174,000        1,088,800        2,214,800        2,199,300
     General and administrative                   657,600          628,700        1,312,800        1,358,400
                                             ------------     ------------     ------------     ------------
                                                1,919,500        1,842,700        3,696,400        3,792,300
                                             ------------     ------------     ------------     ------------
INCOME FROM OPERATIONS                            386,900          182,000          264,800           48,400
                                             ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)

     Other income (expense)                         2,300           10,400           12,500            9,700

     Interest expense                            (209,800)        (243,200)        (424,000)        (479,900)
                                             ------------     ------------     ------------     ------------
                                                 (207,500)        (232,800)        (411,500)        (470,200)
                                             ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES                 179,400          (50,800)        (146,700)        (421,800)
PROVISION FOR (BENEFIT FROM) INCOME TAXES          52,300           71,500           80,600           (1,100)
                                             ------------     ------------     ------------     ------------
NET INCOME (LOSS)                            $    127,100     $   (122,300)    $   (227,300)    $   (420,700)
                                             ------------     ------------     ------------     ------------

OTHER COMPREHENSIVE LOSS,  net of tax

Foreign Currency Translation Adjustment            23,400               --            3,600               --
                                             ------------     ------------     ------------     ------------
COMPREHENSIVE INCOME (LOSS)                  $    150,500     $   (122,300)    $   (223,700)    $   (420,700)
                                             ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON SHARE           $       0.01     $      (0.01)    $      (0.02)    $      (0.04)
                                             ============     ============     ============     ============

DILUTED NET INCOME (LOSS)
PER COMMON SHARE                             $       0.01     $      (0.01)    $      (0.02)    $      (0.04)
                                             ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           -------------------------     -------------------------
                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    June 30                      June 30
                                                           -------------------------     -------------------------
                                                              2002           2001           2002           2001
                                                              ----           ----           ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                     $  127,100     $ (122,300)    $ (227,300)    $ (420,700)
     Adjustments to reconcile net income (loss) to net
       cash from operating activities:
         Depreciation and amortization                        274,700        268,100        563,800        534,200
         Deferred income taxes                                                                   --        (76,000)
         Stock issued for services                            172,100             --        172,100             --
     Changes in:
         Accounts receivable                                 (409,000)      (550,900)       367,000        454,600
         Inventories                                           44,300        102,400        (17,500)        57,300
         Prepaid expenses                                    (224,600)      (212,100)      (146,500)      (167,200)
         Deposits and other assets                            (56,800)      (130,200)      (124,000)      (342,900)
         Accounts payable                                    (328,900)       (89,000)      (349,100)       110,700
         Accrued wages and related expenses                     4,200          8,500          1,300         12,200
         Accrued liabilities                                  117,900        (45,100)      (311,700)      (647,400)
                                                           ----------     ----------     ----------     ----------
                    Net cash from operating activities:      (279,000)      (770,600)       (71,900)      (485,200)
                                                           ----------     ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold
       improvements                                           (91,600)      (203,100)      (230,900)      (257,900)
                                                           ----------     ----------     ----------     ----------
                    Net cash from investing activities:       (91,600)      (203,100)      (230,900)      (257,900)
                                                           ----------     ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on line of credit                         485,200        853,800        822,100        291,200
     Principal payments on long-term debt                      (8,800)       (93,300)      (685,100)      (175,200)
     Payments on obligation under capital lease               (90,900)        25,100        (67,500)       (44,800)
     Proceeds from notes payable to related parties            23,600         34,300         47,000        390,700
     Disbursement in excess of deposit                        (57,900)        42,900        157,300        117,700
     Translation adjustment                                    11,500           (300)         4,100         (9,700)
                                                           ----------     ----------     ----------     ----------

                    Net cash from financing activities:       362,700        862,500        277,900        569,900
                                                           ----------     ----------     ----------     ----------
INCREASE / (DECREASE) IN CASH                                  (7,900)      (111,200)       (24,900)      (173,200)
                                                           ----------     ----------     ----------     ----------
CASH, beginning of period                                      73,000        146,300         90,000        208,300
                                                           ----------     ----------     ----------     ----------
CASH, end of period                                        $   65,100     $   35,100     $   65,100     $   35,100
                                                           ==========     ==========     ==========     ==========
     Supplemental cash flow information includes the
       following:
       Cash paid during the period for:
         Interest                                          $  175,600     $  210,000     $  355,300     $  413,100
                                                           ----------     ----------     ----------     ----------

   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

During the third quarter of the year 2001, Mendocino Brewing Company, Inc. (the "Company") acquired all the outstanding stock of United Breweries International
(UK), Ltd., ("UBI"). Both UBI and the Company are under common control and the acquisition was required to be reported as-if it were a pooling of interest combination. The consolidated financial statements have been presented on the assumption that the acquisition of this wholly owned subsidiary had occurred on January 1, 2000. All prior years' financial information has been retroactively restated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Unfortunately, due to the serious illness of a director of UBI, certain of the accounts of UBI were not available for inclusion in these financial statements. Management has determined that, in accordance with generally accepted accounting principles, such amounts in question are immaterial to the overall presentation of the Company's financial statement. Therefore, the amounts of the accounts in question have been estimated based on historical data.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2 - Line of Credit

The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the Company's qualified accounts receivable and 60% of the company's inventory at an interest rate equal to the prime rate as published by Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Mendocino Brewing Company (except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation), a second deed of trust on the Company's Ukiah land improvements and the assets of UBI. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $519,400 of the term loan was outstanding as of June 30, 2002. During October 2001, the CIT Group increased the line of credit by $170,000 to enable the company to acquire and refurbish bottling equipment in order to enhance the Company's capacity of which $85,000 was repaid in March 2002 and the balance will be repaid once the balance of purchase is refinanced through an existing line of credit. During June 2002, CIT Group further increased the line of credit by $65,000 repayable by September 2002. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of June 30, 2002, the total amount outstanding on the line of credit was approximately $2,148,500.

Necor Bank Limited, a South African registered company, has provided UBSN Ltd. with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility is secured by a fixed and floating currency charge over all of the assets of UBSN Ltd. ("UBSN"). The amount outstanding on this line of credit as of June 30, 2002, was approximately $1,143,300.

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

The Company has issued convertible notes in favor of United Breweries of America, Inc. ("UBA") in the amount of approximately $1,515,400 as of June 30, 2002. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and mature 18 months from the date of the advance. The advances are unsecured and mature through December 2002. The notes are convertible at the option of UBA, to common stock at $1.50 per share upon maturity and thereafter. Interest accrued on the notes as of June 30, 2002, is approximately $274,300.

Note 4 - Income Taxes

The Company has recorded an increase in the valuation allowance of $138,000 of federal and state net operating loss carryforwards. There is some uncertainty that the Company will be able to generate sufficient taxable income to utilize all the deferred tax assets.

Due to slower than anticipated sales and an increase in the net loss for the year ended December 31, 2001, over the loss for 2000, the Company determined in the third quarter of the year 2001 that a portion of the deferred tax assets associated with net operating loss carryforwards and investment tax credits may expire prior to utilization. The Company has recorded in 2001 a valuation allowance of $1,486,000 for operating losses and credits that may expire prior to utilization. The Company is implementing various strategies to bring the business toward profitability such as reducing debt, improving efficiency and possible debt conversion. The Company believes that if the above strategies are effective they may generate sufficient profits in the future to utilize the deferred tax assets. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities on June 30, 2002, are as follows:

    Accounts receivables allowance                             $    13,100
    Benefits from net operating loss carry forwards              3,605,500
    Inventory                                                       13,100
    Accruals                                                        41,400
    Valuation allowance                                         (1,624,000)
    Depreciation and amortization                                 (154,700)
    Investment in UBI                                              350,700
    Others                                                        (323,100)

Note 5 - Related party Transactions

During 2001, the Company and its subsidiaries entered into or amended several agreements with affiliated and related entities. Among these were a Brewing Agreement and a Loan Agreement between UBSN and Shepherd Neame Limited; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between the Company and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between the Company and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited.

Additional information about these transactions is contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, and such information is incorporated herein by reference.

The following table reflects the value of the transactions for the six months ended June 30, 2002 and 2001 and the balances outstanding at June 30, 2002.

-----------------------------------------------------------------------------------------------
                                                                          2002          2001
-----------------------------------------------------------------------------------------------
Sales to Shepherd Neame Ltd                                           $  969,800    $  743,800
-----------------------------------------------------------------------------------------------
Purchases from Shepherd Neame Ltd.                                     4,122,700     3,772,500
-----------------------------------------------------------------------------------------------
Expenses reimbursement to Shepherd Neame Ltd.                            369,400       258,700
-----------------------------------------------------------------------------------------------
Commission paid to American United Breweries Int'l., Inc. ("AUBI")            --        29,000
-----------------------------------------------------------------------------------------------
Interest expenses associated with UBA convertible notes payable           47,000        66,800
-----------------------------------------------------------------------------------------------
Expenses reimbursement to UBA                                                 --        12,800
-----------------------------------------------------------------------------------------------
Accounts payable to Shepherd Neame Ltd                                 2,345,400            --
-----------------------------------------------------------------------------------------------
Account receivable from Shepherd Neame Ltd.                              525,100            --
-----------------------------------------------------------------------------------------------
Amounts payable to AUBI                                                   20,000        80,400
-----------------------------------------------------------------------------------------------

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

                                                             Three months ended                Six months ended
                                                             ------------------                ----------------
                                                          6/30/2002       6/30/2001        6/30/2002        6/30/2001
                                                        --------------------------------------------------------------
     Net income (loss)                                  $    127,100    $   (122,300)    $   (227,300)    $   (420,700)
                                                        ==============================================================
     Weighted average common shares outstanding           11,266,874      11,070,728       11,266,874       11,070,728
                                                        ==============================================================
Basic net income (loss) per share                       $       0.01    $      (0.01)    $      (0.02)    $      (0.04)
                                                        ==============================================================

Diluted net income (loss) per share
     Net income (loss)                                  $    127,100    $   (122,300)    $   (227,300)    $   (420,700)
     Interest expense on convertible notes
     payable                                                  23,600              --               --               --
                                                        --------------------------------------------------------------
     Income for the purpose of computing
     diluted net income per share                       $    150,700    $   (122,300)    $   (227,300)    $   (420,700)
                                                        ==============================================================
     Weighted average common shares outstanding           11,266,874      11,070,728       11,266,874       11,070,728
     Dilutive stock options                                  429,273              --               --               --
     Assumed conversion of convertible notes payable       1,193,133              --               --               --
                                                        --------------------------------------------------------------
     Weighted average common shares outstanding
     for the purpose of computing diluted net
     income (loss) per share                              12,889,280      11,070,728       11,266,874       11,070,728
                                                        ==============================================================
Diluted net income (loss) per share                     $       0.01    $      (0.01)    $      (0.02)    $      (0.04)

Note 7 - Inventory                                             June 30, 2002

         Raw Materials                                          $   397,300
         Beer-in-process                                            195,200
         Finished Goods                                             648,500
         Merchandise                                                 51,200
                                                                -----------

                                                                $ 1,292,200
                                                                ===========

Note 8 - Property and Equipment

                                                               June 30, 2002

         Buildings                                              $ 7,922,000
         Machinery and equipment                                  8,414,100
         Equipment under capital lease                            2,379,500
         Land                                                       810,900
         Leasehold improvements                                     663,200
         Equipment in progress                                      248,200
         Vehicles                                                    83,200
         Furniture and fixtures                                     206,900
                                                                -----------
                                                                 20,728,000
         Less: Accumulated depreciation and amortization          6,369,200
                                                                -----------
                                                                $14,358,800
                                                                ===========

Note 9 - Stockholders' Equity

The following table summarizes equity transactions during the six months ended June 30, 2002:

                                         Series A
                                      Preferred Stock              Common Stock            Other
                                  ----------------------    -------------------------  Comprehensive    Accumulated        Total
                                  Shares       Amount         Shares        Amount     Income/(Loss)       Deficit         Equity
                                  -------   ------------    ----------   ------------  -------------    ------------    ------------
Balance,
    December 31, 2001             227,600   $    227,600    11,083,228   $ 14,476,500   $    (77,800)   $ (6,764,700)   $  7,861,600
    Net Loss                                                                                                (227,300)
    Shares Issued for Services                                 183,646   $    172,100
    Currency Translation
    Adjustment                                                                                 3,600
Balance,
    June 30, 2002                 227,600   $    227,600    11,266,874   $ 14,648,600   $    (74,200)   $ (6,992,000)   $  7,810,000
                                  =======   ============  ============   ============   ============    ============    ============

Note 10. Segment Information

The Company's business segments are brewing operations, distributing operations in the United Kingdom, and retail sales at the Hopland Brewery and the tasting room at Saratoga Springs. A summary of each segment is as follows:

                                                          Six months ended June 30, 2002

                              Domestic Brewing    European Distributing      Retail              Corporate &
                                 Operations            Operations          Operations              Others                Total

Net Sales                        $ 5,132,700          $ 6,299,000          $   226,300                    --          $11,658,000

Operating Profit/(Loss)                1,300              275,300              (11,800)                   --              264.800

Identifiable Assets               14,684,500            4,284,700               85,500             3,939,400           22,994,100
Depreciation &
amortization                         381,000              159,900                3,100                19,800              563,800

Capital Expenditures                  87,700              143,200                   --                                    230,900

                                                          Six months ended June 30, 2002

                              Domestic Brewing    European Distributing       Retail              Corporate &
                                 Operations            Operations           Operations              Others                Total

Net Sales                        $  5,099,000         $  5,867,400         $    266,800                   --          $ 11,233,200

Operating Profit/(Loss)              (162,600)             247,000              (36,000)                  --                48,400

Identifiable Assets                14,866,800            4,693,200               75,300            5,671,600            25,306,900
Depreciation &
amortization                          346,800              134,600                3,600               49,200               534,200

Capital Expenditures                  115,700              127,700                   --               14,500               257,900

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the first six months ended June 30, 2002, compared to the first six months ended June 30, 2001, and the year ended December 31, 2001. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 2001.

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

Critical Accounting Policies

      In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

            o The first-in, first-out (FIFO) method to value the majority of the Company's inventories; and

            o The intrinsic value method, or APB Opinion No. 25, to account for incentive awards of Company common stock; and

            o The recognition of deferred tax assets for net operating loss carryforwards that are expected to be used to offset future taxable income.

      These accounting policies are applied consistently for all years presented. The Company's operating results would be affected if other alternatives were used. Information about the impact on operating results is included in the footnotes to the Company's consolidated financial statements.

OVERVIEW

      During the second quarter of 2002, the Company introduced Kingfisher premium Lager Beer in 22 oz bottles in the entire domestic market, and in draft for the West Coast market. The Company also launched White Hawk Original IPA, available in six packs and in draft, in the West Coast market.

      Kingfisher Premium Lager beer won a Gold Medal at the Brewing Industry International Awards held at London, United Kingdom in April 2002 in the draught lager class in the alcohol by volume range of 4.6% to 6.9%. In May 2002, Kingfisher was awarded Gold Medal at the Australian International Beer Awards 2002 held at Melbourne, Australia in International Section - Packaged Beer Class-1-Lager, Sub-Class-A European Style Lager.

      The Company's brewing operation's sales in the United States during the first six months of the year 2002 decreased to 27,988 barrels, a decrease of 388 barrels, or 1.4%, from the 28,376 barrels sold in the first six months of the year 2001. Compared to the first six months of the year 2001, sales of Company's own brands during the first six months of the year 2002 decreased to 21,388 barrels, a decrease of 2,853 barrels, sales of Kingfisher increased to 3,379 barrels, an increase of 3,379 barrels and sales of contract brands decreased to 3,221 barrels, a decrease of 914 barrels. Management attributes the decreased sales of the Company's own brands to a general decline in sales of craft beers, a significant decline in business experienced by the restaurant and lodging industry, and competition from alternative alcoholic beverages.

      During the first six months of the year 2002, UBSN, the Company's subsidiary in the United Kingdom, sold 25,782 barrels, compared to 25,682 barrels during the corresponding period in the year 2001. Sales volume in the United Kingdom and Europe in the first six months of 2002 increased to 25,782 barrels, an increase of 2,073 barrels compared to the first six months of 2001. Because distribution of Kingfisher in the United States is now performed by MBC instead of UBSN, UBSN's sales volume dropped by 1,973 barrels.

      The Company ended the first six months of 2002 with a net loss of $227,300, compared to a net loss of $420,700 for the same period in 2001. As set forth more fully under "Results of Operations," below, increases in the cost of goods and selling and distribution expenses, and decreases in net sales, retail operating expenses, general and administrative expenses, and income tax benefit contributed to the net loss.

RESULTS OF OPERATIONS

The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.

                                                 ----------------------------
                                                   Six Months Ended June 30
                                                 ----------------------------
                                                   2002               2001
Statements of Operations Data:                      %                  %
                                                 --------           --------
Net Sales                                          100.00             100.00
Costs of Sales                                      66.02              65.81
Gross Profit                                        33.98              34.19
                                                 --------           --------
Retail Operating Expenses                            1.45               2.09
Marketing Expense                                   19.00              19.58
General and Administrative Expenses                 11.26              12.09
                                                 --------           --------
Total Operating Expenses                            31.71              33.76
                                                 --------           --------
Profit From Operations                               2.27               0.43
Other (Income) / Expense                             0.11               0.09
Interest Expense                                    (3.64)             (4.27)
                                                 --------           --------
Loss before income taxes                            (1.26)             (3.75)
Provision for / (Benefit) from income taxes          0.69              (0.01)
                                                 --------
Net Loss                                            (1.95)             (3.76)
Other Comprehensive Loss                             0.03                 --
                                                 ========           ========
Comprehensive Loss                                  (1.92)             (3.76)

                                        ----------------------------------
                                            Six Months Ended June 30
                                        ----------------------------------
                                            2002                   2001
Balance Sheet Data:                          $                      $
                                        -----------            -----------
Cash and Cash Equivalents                    65,100                35,100
Working Capital                          (4,533,300)           (3,913,100)
Property and Equipment                   14,358,800            14,545,100
Deposits and Other Assets                 2,277,400             3,756,900
Total Assets                             22,994,100            25,306,900
Long-term Debt                            3,446,400             3,083,000
Obligation Under Capital Lease              846,500             1,050,500
Total Liabilities                        15,184,100            15,051,500
Accumulated Deficit                      (6,992,000)           (4,889,100)
Stockholder's Equity                      7,810,000            10,255,400

      Net Sales

      Overall net sales for the first six months of 2002 were $11,658,000, an increase of $424,800, or 3.78%, compared to $11,233,200 for the first six months of 2001. The increase is mainly caused by an increase in sales in the United Kingdom and Europe during the first six months of 2002.

      Domestic Operations. Domestic net sales for the first six months of 2002 were $5,359,000, compared to $5,365,800 for the same period in 2001, a 0.13% decrease. The sales volume decreased to 27,988 barrels in the first six months of 2002 from 28,376 barrels in the first six months of 2001, representing a decrease of 388 barrels, or 1.37%. The details of the decrease are as follows: sale of the Company's brands decreased by 2,853 barrels, sales of Kingfisher increased by 3,379 barrels, and sales of contract brands decreased by 914 barrels. The decrease in overall net sales during the first six months of 2002 was partly offset by a marginal increase in wholesale shipments (an increase of $33,700 over the wholesale shipments during the first six months of 2002). In view of management's focus on wholesale beer sales and decline in retail business, retail sales for the first six months of 2002 showed a decrease of $40,500 over the same period in 2001.

      European Operations: Net sales for the first six months of 2002 were $6,299,000 ((pound)4,347,400) compared to $5,867,400 ((pound)4,103,400) during the corresponding period of 2001, an increase of 7.36%. Because of exchange rate fluctuations, when the net sales results are compared in Pounds Sterling, the increase is only 5.95%. During the first six months of 2002, UBSN sold 25,782 barrels, compared to 25,682 barrels during the first six months of 2001. Sales volume in the United Kingdom and Europe in the first six months of 2002 increased by 2,073 barrels compared to the first six months of 2001. Because Kingfisher is now distributed in the United States out of MBC, instead of UBSN, sales volume dropped by 1,973 barrels.

      Cost of Goods Sold

      Cost of goods sold as a percentage of net sales during the first six months of 2002 was 66.02%, as compared to 65.81% during the corresponding period of 2001. Higher labor cost, increases in the cost of materials, and higher insurance costs contributed to the increase. Prices of bottles and certain types of malts increased during 2002 in the U.S.

      Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the first six months of 2002 was 66.69%, as compared to 65.81% during the corresponding period of 2001, representing an increase of 0.88% mainly due to increased labor costs, insurance, and increase in the price of raw materials.

      European Operations: Cost of goods sold as a percentage of net sales in the United Kingdom during the first six months of 2002 was 65.45%, as compared to 65.81% during the corresponding period in 2001 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing a decrease of 0.36%.

      Gross Profit

      As a result of the higher net sales described above, gross profit for the first six months 2002 increased to $3,961,200, from $3,840,700 during the corresponding period of 2001, representing an increase of 3.1%. As a percentage of net sales, because of the increase in cost of goods sold as discussed above, the gross profit during the first six months of 2002 decreased to 33.98% from that of 34.2% for the first six months of 2001.

      Operating Expenses

      Operating expenses for the first six months of 2002 were $3,696,400, as compared to $3,792,300 for the first six months of 2001, representing a decrease of 2.53%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

      Retail Operating Expenses: Retail operating expenses for the first six months of 2002 were $168,800, representing a decrease of $65,800, or 28.04%, from the same period in 2001. As a percentage of net sales, retail operating expenses decreased to 1.45% as compared to 2.09% for the first six months of 2001. The decrease in retail operating expenses consisted mainly of decreases in labor expenses, which management attributes to reduced hours of operation and better utilization of its manpower.

      Marketing and Distribution Expenses: Marketing and distribution expenses for the first six months of 2002 were $2,214,800, representing an increase of $15,500, or 0.70%, from the first six months of 2001. As a percentage of net sales, marketing and distribution expenses represented 19.0% as compared to 19.6% during the first six months of 2001.

      Domestic Operations: Expenses for the first six months of 2002 were $846,300 compared to $988,800 during the corresponding period of 2001, representing a decrease of $142,500. As a percentage of net sales in the United States, the expenses decreased to 15.79% during the first six months of 2002, compared to 18.43% during the corresponding period of 2001 mainly on account of optimizing manpower and promotional expenses.

      European operations: Expenses for the first six months of 2002 were $1,368,500 compared to $1,210,500 during the corresponding period of 2001, representing an increase of $158,000. As a percentage of net sales in the United Kingdom, the expenses increased to 21.73% during the first six months of 2002 compared to 20.63% during the corresponding period of 2001 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase is mainly on account of increased promotional expenses but is partly offset by the reduction in expenses caused by the discontinuation of exports to the United States in the third quarter of 2001.

      General and Administrative Expenses: General and administrative expenses were $1,312,800, representing a decrease of $45,600 from the first six months of 2001. As a percentage of net sales, the general and administrative expenses were 11.26% for the first six months of 2002, as compared to 12.09% for corresponding period of 2001.

      Domestic Operations: General and administrative expenses were $780,300, representing a decrease of $29,600 over the first six months of 2001. The reduction was mainly due to reduced travel expenses, telephone expenses and depreciation. Part of this reduction was offset by increase in legal expenses, audit fee, insurance and rent.

      European Operations: General and administrative expenses were $532,500, representing a decrease of $16,000 from the first six months of 2001.

      Other Expenses

      Other expenses for the first six months of 2002 totaled $411,500, representing a decrease of $58,700 when compared to the first six months of 2001. The other expenses consist of interest expenses and miscellaneous income. Interest expenses decreased by $55,900 because of reductions in the line of credit, long term debts, and interest rates. Miscellaneous income increased by $2,800.

      Income Taxes

      The Company has a provision for income taxes of $80,600 for the first six months of 2002, compared to a net benefit from income taxes of $1,100 for the first six months of 2001. The provision for taxes related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

      The Company has implemented various strategies such as introducing new products, optimizing expenses and improving efficiencies to bring the Company to profitable operations in order to utilize the deferred tax assets prior to expiration. Management has been successful in the past by reducing the amount of losses and moving the Company towards profitable operations, but there can be no assurance that the steps taken by management will result in the Company utilizing all the operating losses recorded as deferred tax assets. If the current plans are not successful, the Company will be required to reduce the amount of deferred tax assets recorded on the balance sheet.

      Net Loss

The Company's net loss for the first six months of 2002 was $227,300, as compared to loss of $420,700 for the first six months of 2001. After providing for a positive foreign currency translation adjustment of $3,600 during the first six months of 2002 ($0 for 2001), the comprehensive loss for 2002 was $223,700, compared to a loss of $420,700 in 2001.

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

      The Ukiah brewery has been operating under a temporary certificate of occupancy from the City of Ukiah since 1998. The Company has yet to complete the build-out of its administrative space and the exterior landscaping of the Ukiah facility. Completion of construction is a condition to the issuance of a final certificate of occupancy. Failure to complete construction and obtain a final certificate of occupancy could have a material adverse effect on the Company's business, financial condition, and results of operations, because of, among other reasons, increased administrative burdens and costs.

      Proceeds From Operations Insufficient to Sustain Operations

      The Company must make timely payment of its debt and lease commitments to continue its operations. Unused capacity at the Ukiah and Saratoga Springs facilities has placed demands on the Company's working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities (see "Liquidity and Capital Resources," below). Although Management has had success in negotiating these credit facilities in the past, there can be no assurance that the Company will be able to do so in the future, either at any price or at a price the Company will be able to sustain, or that the Company will have access to any alternative sources of funds in the future. Failure to secure sufficient funds would have a materially adverse effect on the Company.

      Brewing Contract with Wolavers Enterprises, LLC.

      During September 2001 the Company entered into an agreement with Wolaver's Enterprises, LLC, ("Wolaver's") a Florida limited liability company, to provide brewing, on a contract basis, of their line of organic beers. The Company has sold 1,642 barrels of Wolaver's brand beer during the first six months of the year 2002, compared to 1,879 barrels during the corresponding period of 2001. In July 2002, Wolaver's informed the Company that it had merged with Otter Creek Brewing Company in Middlebury, Vermont. Because of the merger, Wolaver's requested termination of the brewing contract, effective as of October 18, 2002. The Company is currently exploring its options with regard to its relationship with Wolaver's. Termination of this contract would have an adverse impact on the Company.

Liquidity and Capital Resources

      Long Term Debt

      MBC has obtained a $2.7 million long term loan from Savings Bank of Mendocino County ("SBMC"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan is payable in monthly installments of $24,443 including interest at the Treasury Constant Maturity Index plus 4.17%, currently 5.83%, maturing December 2012 with a balloon payment in the amount of $1,872,300. In addition to the Ukiah land and facility, this loan is secured by some of the other assets of the Company (other than the Releta facility), including, without limitation, most of the Company's equipment (other than those leased through FINOVA Capital Corporation).

      Shareholder Commitment

      On August 31, 1999, the Company entered into a Master Line of Credit Agreement with UBA, one of its principal shareholders, which agreement was subsequently amended on April 28, 2000, and February 12, 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen (18) month promissory notes issued by the Company to UBA (the "UBA Notes"). As of June 30, 2002, the aggregate outstanding principal amount of the UBA Notes was $1,515,371, and the accrued but unpaid interest thereon was equal to approximately $274,328.

      The UBA Notes require the Company to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted the Company to defer payments of accrued interest.

      The first eight (8) of the UBA Notes made pursuant to the Credit Agreement matured during 2001 (the "Mature Notes"). The remaining five (5) of the UBA Notes (which did not mature in 2001) were scheduled to mature during 2002.

      The Company and UBA executed an Extension of Term of Notes under Master Line of Credit Agreement on February 14, 2002 (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the Mature Notes. The Extension Agreement extends the terms of the Mature Notes, as well as the terms of the next four (4) of the UBA Notes, for a period ending on August 15, 2002. Since the last remaining UBA Note matures on or after August 15, 2002, it was not extended by the Extension Agreement. During the extended term, UBA has the right to require the Company to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days. The Company and UBA are currently involved in ongoing negotiations with regard to the Company's offer to convert the notes to shares of common stock. Management believes that they will be successful in negotiating the conversion of the debt, however, if the Company and UBA cannot reach agreement on the terms of such conversion, a failure to convert the debt will have an adverse effect on the Company.

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

      Other Loans and Credit Facilities

      CIT Group/Credit Finance Line of Credit. The CIT Group/Credit Finance, Inc. has provided the Company a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, maturing September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $519,400 of the term loan was outstanding as of June 30, 2002. During October 2001, the CIT Group increased the line of credit by $170,000 to enable the company to acquire and refurbish bottling equipment in order to enhance the Company's capacity of which $85,000 was repaid and the balance will be repaid once the balance of purchase is refinanced through an existing line of credit. During June 2002, CIT Group further increased the line of credit by $65,000, which is repayable in installments by September 2002. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of June 30, 2002, the total amount outstanding on the line of credit was approximately $2,148,500. The CIT Group line of credit is due for renewal in September 2002, and the Company is currently discussing such a renewal with the CIT Group. Failure to renew the facility would have a material adverse impact on the Company.

            Necor Bank Limited Option Facility. Necor Bank Limited, a South African registered company, has provided UBSN with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility is secured by a fixed and floating currency charge over all of the assets of UBSN. The amount outstanding on this line of credit as of June 30, 2002, was approximately $1,143,300.

            Shepherd Neame Loan: Shepherd Neame Limited has a brewing contract with UBSN for brewing Kingfisher Lager for the Company's European and Canadian markets. In consideration for UBSN's agreement to extend the brewing contract, Shepherd Neame Limited advanced a loan of GBP 600,000 to UBSN, repayable in monthly installments of (pound)5,000 per month, commencing in June 2003. The loan carries an interest rate of 5%.

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

      Interest

      The weighted average interest rates paid on the Company's U.S. debts (including the long term capital lease of equipment by FINOVA Capital Corporation Inc.) was 8.44% for the first six months of the year 2002 and 9.73% for the first six months of the year 2001.

      Keg Management Arrangement

      The Company has entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. The agreement expires in September 2002, and Management expects to negotiate an extension of the agreement in the near future. If the agreement is not extended and terminates, the Company will be required to purchase a certain number of kegs from MicroStar and the Company would probably attempt to finance the purchase through debt or lease financing, if available. However, there can be no assurances that the Company will be able to extend the agreement or finance the purchase of kegs. Failure to extend the agreement or purchase the necessary kegs from MicroStar is likely to have a material adverse effect on the Company.

      Current Ratio

      The Company's ratio of current assets to current liabilities on June 30, 2002 was 0.58 to 1.0 and its ratio of total assets to total liabilities was 1.51 to 1.0. On June 30, 2001, the Company's ratio of current assets to current liabilities was 0.64 to 1.0 and its ratio of total assets to total liabilities was 1.68 to 1.0.

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

            Management has notified the Exchange that it intends to formally delist its stock from the trading on the Exchange in the near future and recommended accordingly to the Company's Board of Directors. Also, since the primary purpose of the proposed reverse stock split was to avoid the delisting of the Company's Common Stock on the Exchange, management recommended to the Company's Board of Directors that the Company abandon the proposed reverse stock split. The Company's Board of Directors formally approved the actions described above, at the Board Meeting held on May 20, 2002.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            Exhibit Number    Description of Document
            --------------    -----------------------

            99.1              Statement of Principal Executive Officer

            99.2              Statement of Principal Financial Officer

      (b)   Current Reports on Form 8-K

            No Current Reports on Form 8-K were filed during the three months ended June 30, 2002.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REGISTRANT:

                                       MENDOCINO BREWING COMPANY, INC.

Dated: August 13, 2002                 By: /s/ Dr. Vijay Mallya
                                          -------------------------------------
                                           Dr. Vijay Mallya
                                           Chairman of the Board and Chief
                                           Executive Officer

Dated: August 13, 2002                 By: /s/ N. Mahadevan
                                          -------------------------------------
                                          N. Mahadevan
                                          Chief Financial Officer and Secretary

                                INDEX OF EXHIBITS

Exhibit Number  Description of Document                   Sequential Page Number

99.1            Statement of Principal Executive Officer           22
99.2            Statement of Principal Financial Officer           23