Form 10QSB
period 2002-09-30
MENDOCINO BREWING CO INC
filed 2002-11-14
CIK 919134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 2002

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                     For the transition period from __________________ to ______

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

The number of shares of the issuer's common stock outstanding as of September 30, 2002 is 11,266,874.

                                     PART I

Item 1. Financial Statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
     Cash                                                       $     64,700
     Accounts receivable                                           5,239,800
     Inventories                                                   1,378,900
     Prepaid expenses                                                229,000
                                                                ------------
                           Total Current Assets:                   6,912,400
                                                                ------------
PROPERTY AND EQUIPMENT                                            14,206,600
                                                                ------------
OTHER ASSETS
     Deferred Income Taxes                                         1,922,600
     Deposits and other Assets                                       163,900
     Intangibles net of amortization                                 111,600
                                                                ------------
                           Total Other Assets:                     2,198,100
                                                                ------------
                           Total Assets:                        $ 23,317,100
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Disbursements in excess of deposits                        $    112,500
     Accounts payable                                              4,814,600
     Accrued liabilities                                             612,400
     Accrued wages and related expense                               168,900
     Taxes Payable in United Kingdom                                 279,800
     Current maturities of obligation under capital lease            383,100
     Current maturities of obligation under long-term debt            38,300
     Lines of credit                                               2,768,200
     Notes to related party                                        1,813,600
                                                                ------------
                           Total Current Liabilities:             10,991,400

LONG TERM DEBT, less current maturities                            3,463,800
OBLIGATIONS UNDER CAPITAL LEASE, less current maturities             734,300
                                                                ------------
     Total Liabilities:                                           15,189,500
                                                                ------------
STOCKHOLDERS' EQUITY
     Preferred stock, Series A, no par value, with
        aggregate liquidation preference of $227,600;
        227,600 shares authorized, issued and outstanding            227,600
     Common stock, no par value: 30,000,000 shares
        authorized, 11,266,874 shares issued and outstanding      14,648,600
     Accumulated comprehensive loss                                  (77,300)
     Accumulated deficit                                          (6,671,300)
                                                                ------------
                           Total Stockholders' Equity              8,127,600
                                                                ------------
                           Total Liabilities and Stockholders'
                                Equity:                         $ 23,317,100
                                                                ============

   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          -------------------------               ----------------------------
                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                September 30                              September 30
                                          -------------------------               ----------------------------
                                              2002           2001                      2002           2001
                                              ----           ----                      ----           ----
NET SALES                                  7,007,500      6,171,600                 18,578,400      17,357,000
COST OF GOODS SOLD                         4,557,900      4,229,900                 12,254,800      11,662,600
                                          ----------    -----------               ------------    ------------
GROSS PROFIT                               2,449,600      1,941,700                  6,323,600       5,694,400
                                          ----------    -----------               ------------    ------------
OPERATING EXPENSES
     Retail Operating Expenses                99,300        127,600                    268,100         362,200
     Marketing                             1,069,300        967,500                  3,196,900       3,070,400
     General and administrative              752,400        644,400                  2,065,200       2,008,600
                                          ----------    -----------               ------------    ------------
                                           1,921,000      1,739,500                  5,530,200       5,441,200
                                          ----------    -----------               ------------    ------------
INCOME  FROM OPERATIONS                      528,600        202,200                    793,400         253,200
                                          ----------    -----------               ------------    ------------
OTHER INCOME (EXPENSE)
     Other income                             62,400          6,400                     74,900          16,100
     Acquisition Expense                                   (808,200)                                  (808,200)
     Interest expense                       (207,700)      (211,600)                  (631,700)       (691,900)
                                          ----------    -----------               ------------    ------------
                                            (145,300)    (1,013,400)                  (556,800)     (1,484,000)
                                          ----------    -----------               ------------    ------------
INCOME (LOSS) BEFORE INCOME TAXES            383,300       (811,200)                   236,600      (1,230,800)
PROVISION FOR INCOME TAXES                    62,600        123,900                    143,200         123,500
                                          ----------    -----------               ------------    ------------
Net INCOME (LOSS)                         $ 320,700     $  (935,100)              $     93,400    $ (1,354,300)
                                          ----------    -----------               ------------    ============
OTHER COMPREHENSIVE INCOME /
(LOSS),  net of tax
Foreign Currency Translation Adjustment       (3,500)            --                        500              --
                                          ----------    -----------               ------------    ------------
COMPREHENSIVE INCOME (LOSS)               $ 317,200     $  (935,100)              $     93,900    $ (1,354,300)
                                          ==========    ===========               ============    ============
NET INCOME (LOSS) PER COMMON SHARE        $     0.03    $     (0.08)              $       0.01    $      (0.12)
                                          ==========    ===========               ============    ============
DILUTED NET INCOME (LOSS)
PER COMMON SHARE                          $     0.03    $     (0.08)              $       0.01    $      (0.12)
                                          ==========    ===========               ============    ============

   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 --------------------------
                                                                     NINE MONTHS ENDED
                                                                       September 30
                                                                 --------------------------
                                                                    2002            2001
                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                            $ 93,400     $ (1,354,300)
     Adjustments to reconcile net income (loss) to net
       cash from operating activities:
         Depreciation and amortization                             844,100          809,500
         Loss on sale of assets                                     14,900               --
         Deferred income taxes                                          --               --
         Stock issued for services                                 172,100            8,600

     Changes in:
         Accounts receivable                                       (52,500)        (207,900)
         Inventories                                              (104,000)         128,100
         Prepaid expenses                                          (77,600)        (171,100)
         Deposits and other assets                                 (47,900)         279,500
         Accounts payable                                          (91,200)         706,600
         Accrued wages and related expenses                         (2,900)          18,500
         Accrued liabilities                                       (52,900)         (36,500)
                                                                 ---------        ---------
                    Net cash from operating activities:            695,500          181,000
                                                                 ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold
       improvements                                               (362,300)        (641,500)
     Proceeds from sale of fixed assets                             17,900               --
                                                                 ---------        ---------
                    Net cash from investing activities:           (344,400)        (641,500)
                                                                 ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on line of credit                              300,900          355,000
     Principal payments on long-term debt                         (694,100)        (260,300)
     Payments on obligation under capital lease                   (154,400)        (117,800)
     Purchase of Common Stock (Dissenter's Right)                       --          (18,100)
     Proceeds from notes payable to related parties                 70,900          421,600
     Disbursement in excess of deposit                             112,500               --
     Translation adjustment                                        (12,000)          (5,000)
                                                                 ---------        ---------
                    Net cash from financing activities:           (376,200)         375,400
                                                                 ---------        ---------
INCREASE / (DECREASE) IN CASH                                      (25,100)         (85,100)
                                                                 ---------        ---------
CASH, beginning of period                                           89,800          208,300
                                                                 ---------        ---------
CASH, end of period                                              $  64,700        $ 123,200
                                                                 =========        =========
     Supplemental cash flow information includes
       the following:
         Cash paid during the period for:
           Interest                                              $ 527,400        $ 594,300
                                                                 ---------        ---------


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The Company has adopted EITF - 01-09 "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)". This EITF requires that certain cash consideration paid to customers for services or placement fees are to be reported as a reduction in revenue rather than as an expense. The Company has reclassified these items on the income statements for the nine-month periods ending September 30, 2001 and 2002, as a reduction in revenue and as a corresponding reduction in marketing and selling expenses. This reclassification has no impact on net income.

Note 2 - Line of Credit

The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the Company's qualified accounts receivable and 60% of the company's inventory at an interest rate equal to the prime rate as published by Chase Manhattan Bank of New York plus 2.25% payable monthly. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company (except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation and the assets of UBI), and a second deed of trust on the Company's Ukiah land improvements. Under the line of credit, $1,484,000 was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March 1999 and approximately $445,200 of the term loan was outstanding as of September 30, 2002. During October 2001, the CIT Group increased the line of credit by $170,000 to enable the company to acquire and refurbish bottling equipment in order to enhance the Company's capacity. The Company repaid $85,000 in March 2002 and the balance of the $170,000 increase will be repaid once the balance of the purchase of the bottling equipment is refinanced through an existing line of credit. Based on the Company's current level of accounts receivable and inventory, the

Company has drawn the maximum amount permitted under the line of credit. As of September 30, 2002, the total amount outstanding on the line of credit was approximately $2,064,300.

The Company and CIT Group are currently discussing renewal and possible expansion of the credit facility. The facility originally matured on September 23, 2002, but CIT Group has informally agreed to continue to extend the facility for consecutive one-month terms until the Company and CIT Group conclude negotiations. The current extension terminates on November 24, 2002. Management expects to have a final agreement on the terms of renewal by the end of 2002. However, if the Company and CIT Group cannot reach agreement, it is possible that CIT Group could refuse to further extend the current facility. Such a refusal would have an immediate material adverse effect on the Company's ability to continue as a going concern.

Necor Bank Limited, a South African registered company, has provided UBSN Ltd. with an overdraft facility of GBP1,250,000. This overdraft facility is secured by a charge over all of the assets of UBSN Ltd. ("UBSN"). The amount outstanding on this line of credit as of September 30, 2002, was approximately $703,900.

Note 3 - Long Term Debt and Notes to Related Parties

The Company has a note outstanding in the principal amount of $2,700,000, with interest at the Treasury Constant Maturity Index for five year treasuries plus 4.17%, which currently totals 10.00%. The note requires monthly payments of principal and interest of $24,400. The note matures in December, 2012, with a balloon payment and is secured by real property located in Ukiah, California.

Shepherd Neame Limited, a related party, brews Kingfisher Lager for the Company's European and Canadian markets. In consideration for UBSN's extension of the brewing contract, Shepherd Neame Limited advanced a loan of GBP 600,000 to UBSN, repayable in monthly installment of GBP 5,000 per month, commencing in June 2003. The loan carries an interest rate of 5%.

The Company has issued unsecured convertible notes in favor of United Breweries of America, Inc. ("UBA") in the amount of approximately $1,515,400 as of September 30, 2002. The notes bear interest at the prime rate plus 1.5%, subject to a maximum interest rate of 10% per annum, and mature 18 months from the date of the advance. The notes are convertible at the option of UBA, to common stock at $1.50 per share upon maturity and thereafter. Interest accrued on the notes as of September 30, 2002, is approximately $298,200. The advances originally matured through December 2002, but have been extended to mature on March 31, 2003.

Note 4 - Income Taxes

The Company has recorded an increase in the valuation allowance of $138,000 for federal and state net operating loss carryforwards. The Company is uncertain whether it will be able to generate sufficient taxable income to utilize all the deferred tax assets.

Temporary differences and carryforwards which give rise to deferred tax assets and liabilities on September 30, 2002, are as follows:

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

Note 5 -- Related party Transactions

During 2001, the Company and its subsidiaries entered into or amended several agreements with affiliated and related entities. Among these were a Brewing Agreement and a Loan Agreement between UBSN and Shepherd Neame Limited; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between the Company and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between the Company and Kingfisher of America, Inc.; and a License Agreement between UBI and United Breweries Limited, an Indian corporation.

Additional information about these transactions is contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, and such information is incorporated herein by reference.

The following table reflects the value of the transactions for the nine months ended September 30, 2002 and 2001 and the balances outstanding at September 30, 2002.

-----------------------------------------------------------------------   ----------   ----------
                                                                             2002         2001
-----------------------------------------------------------------------   ----------   ----------
Sales to Shepherd Neame Ltd                                               $1,466,000   $1,219,300
-----------------------------------------------------------------------   ----------   ----------
Purchases from Shepherd Neame Ltd.                                         6,571,700    5,819,100
-----------------------------------------------------------------------   ----------   ----------
Expenses reimbursement to Shepherd Neame Ltd.                                539,100      394,500
-----------------------------------------------------------------------   ----------   ----------
Commission paid to American United Breweries Int'l.,
  Inc. ("AUBI")                                                                   --       68,700
-----------------------------------------------------------------------   ----------   ----------
Interest expenses associated with UBA convertible notes
  payable                                                                     70,800       97,600
-----------------------------------------------------------------------   ----------   ----------
Expenses reimbursement to UBA                                                     --       14,100
-----------------------------------------------------------------------   ----------   ----------
Accounts payable to Shepherd Neame Ltd                                     2,317,700    1,849,400
-----------------------------------------------------------------------   ----------   ----------
Account receivable from Shepherd Neame Ltd.                                  189,900      697,900
-----------------------------------------------------------------------   ----------   ----------
Amounts payable to AUBI                                                       20,000       81,000
-----------------------------------------------------------------------   ----------   ----------

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


                                                      Three months ended           Nine months ended
                                                      ------------------           -----------------
                                                   9/30/2002      9/30/2001      9/30/2002      9/30/2001
                                                  -----------   ------------    -----------   ------------
     Net income (loss)                            $   320,700   $   (935,100)   $    93,400   $ (1,354,300)
                                                  ===========   ============    ===========   ============
     Weighted average common shares outstanding    11,266,874     11,078,151     11,266,874     11,079,716
                                                  ===========   ============    ===========   ============
Basic net income (loss) per share                 $      0.03   $      (0.08)   $      0.01   $      (0.12)
                                                  ===========   ============    ===========   ============

Diluted net income (loss) per share
     Net income (loss)                            $   320,700   $   (935,100)   $    93,400   $ (1,354,300)
     Interest expense on convertible notes
     payable                                           23,900             --         70,800             --
                                                  -----------   ------------    -----------   ------------
     Income for the purpose of computing
     diluted net income per share                 $   344,600   $   (935,100)   $   164,200   $ (1,354,300)
                                                  ===========   ============    ===========   ============
     Weighted average common shares outstanding    11,266,874     11,078,151     11,266,874     11,079,716
     Dilutive stock options                           429,273             --        429,273             --
     Assumed conversion of convertible notes
     payable                                        1,209,048             --      1,209,048             --
                                                  -----------   ------------    -----------   ------------
     Weighted average common shares outstanding
     for the purpose of computing diluted net
     income (loss) per share                       12,905,195     11,078,151     12,905,195     11,079,716
                                                  ===========   ============    ===========   ============
Diluted net income (loss) per share               $      0.03   $      (0.08)   $      0.01   $      (0.12)

Note 7 - Inventory                                    September 30, 2002
                                                      ------------------

         Raw Materials                                    $   478,800
         Beer-in-process                                      178,800
         Finished Goods                                       693,700
         Merchandise                                           27,600
                                                          -----------
                                                          $ 1,378,900
                                                          ===========


Note 8. Property and Equipment

                                                      September 30, 2002
                                                      ------------------

         Buildings                                        $ 7,806,500
         Machinery and equipment                            8,445,800
         Equipment under capital lease                      2,403,900
         Land                                                 810,900
         Leasehold improvements                               777,600
         Equipment in progress                                204,800
         Vehicles                                             291,000
         Furniture and fixtures                               176,900
                                                          -----------
                                                           20,917,400
         Less: Accumulated depreciation and amortization   (6,710,800)
                                                          -----------
                                                          $14,206,600
                                                          ===========

Note 9 - Stockholders' Equity

The following table summarizes equity transactions during the nine months ended September 30, 2002:

                                Series A
                             Preferred Stock             Common Stock               Other
                         ----------------------  ----------------------------   Comprehensive      Accumulated         Total
                           Shares      Amount       Shares         Amount      Income / (Loss)       Deficit          Equity
                         ---------  -----------  ------------  --------------  ----------------------------------  ------------

Balance,
   December 31, 2001      227,600    $ 227,600    11,083,228     $ 14,476,500     $ (77,800)        $ (6,764,700)   $ 7,861,600

   Net Profit
                                                                                                          93,400         93,400
   Shares Issued for
   Services                                          183,646          172,100                                           172,100

   Currency Translation
   Adjustment                                                                           500                                 500

Balance,
    September 30, 2002    227,600    $ 227,600     11,266,874    $ 14,648,600     $ (77,300)        $ (6,671,300)   $ 8,127,600
                          =======    =========     ==========    ============     =========         ============    ===========

Note 10. Segment Information

The Company's operations are broken into three business segments: domestic brewing operations, distributing operations in the United Kingdom, and retail sales at the Hopland Brewery and the tasting room at Saratoga Springs. A summary of each segment is as follows:

                                                   Nine months ended September 30, 2002

                                                  European
                           Domestic Brewing     Distributing      Retail        Corporate &
                              Operations         Operations     Operations         Others            Total

              Net Sales       $ 8,212,700       $9,968,500       $397,200       $       --       $18,578,400

Operating Profit/(Loss)           296,100          490,000          7,300               --           793.400

    Identifiable Assets        14,626,400        4,495,300         83,200        4,112,200        23,317,100
         Depreciation &
           amortization           573,300          236,900          4,400           29,500           844,100

   Capital Expenditures           126,800          232,800             --            2,700           362,300


                                                   Nine months ended September 30, 2001

                                                  European
                           Domestic Brewing     Distributing      Retail        Corporate &
                              Operations         Operations     Operations         Others            Total

              Net Sales       $  7,927,600      $8,941,300       $ 488,100      $       --       $17,357,000

Operating Profit/(Loss)            (92,600)        360,500         (14,700)             --           253,200

    Identifiable Assets         14,965,300       4,840,900          73,500       4,963,000        24,842,700
         Depreciation &
           amortization            521,300         208,900           5,400          73,900           809,500

   Capital Expenditures            435,800         187,000           4,200          14,500           641,500


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001, and the year ended December 31, 2001. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 2001.

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

OVERVIEW

      The Company, founded in 1983, was one of the first modern craft brewers in the United States. The Company's brewpub was the first in California and the second in the United States following the repeal of prohibition. The acquisition of UBI has allowed the Company to expand its range; it currently markets its products in Europe and Canada, as well as the United States. The Company competes in the specialty or craft beer segment domestically, and markets its products mainly through Indian restaurants in Europe.

      Management is pleased to report that the Company has reported a profit for the second consecutive fiscal quarter. Although sales in the craft beer industry have suffered an overall setback, mainly caused by the general economic recession, the fall in tourism, and the lasting ramifications of the recent terrorist attacks, the Company has acted in response to the setback by instituting various measures to improve its profitability during the year. The Company curtailed promotional expenses, and reduced other operating expenses by reducing manpower and limiting hours of operation of the brewpub. All of these cost-cutting measures have led to the Company's continued profitability throughout the second and third quarters of 2002.

      Since May of 2002, the Company's common stock has been quoted on the Nasdaq OTC Bulletin Board, under the symbol "MENB". The Company's stock has previously been listed on the Pacific Exchange. However, because the stock has not has not achieved or maintained a minimum bid price of $1.00 per share, as required by the rules of the Pacific Exchange, its trading has been suspended on the Pacific Exchange. Management has determined that due to the low volume of trading in the Company's stock on the Pacific Exchange, the Company's stock is better suited to the OTC Bulletin Board, and the Board of Directors will not contest or appeal the suspension of trading on the Pacific Exchange. It is anticipated that the Company's stock will eventually be delisted from the Pacific Exchange. Please see Item 5 under Part II of this report for more details.

      During the third quarter of the year 2002, the Company made a few of its products available in new packaging sizes. On the East Coast, Red Tail Ale is now available in twelve packs and Olde Saratoga Premium Lager beer is available in six packs. On the West Coast, the Company introduced a new packaging design for twelve packs of Red Tail Ale.

      The Company's brewing operation's sales in the United States during the first nine months of the year 2002 increased to 45,452 barrels, an increase of 488 barrels, or 1.1%, from the 44,964 barrels sold in the first nine months of the year 2001. Compared to the first nine months of the year 2001, sales of Company's own brands during the first nine months of the year 2002 decreased to 34,804 barrels, a decrease of 2,449 barrels, sales of Kingfisher increased to 5,538 barrels, an increase of 4,206 barrels and sales of contract brands decreased to 5,110 barrels, a decrease of 1,269 barrels. Management attributes the decreased sales of the Company's own brands to a general decline in sales of craft beers, a significant decline in business experienced by the restaurant and lodging industry, and competition from alternative alcoholic beverages.

      During the first nine months of the year 2002, UBSN, the Company's subsidiary in the United Kingdom, sold 40,241 barrels, compared to 38,682 barrels during the corresponding period in the year 2001. Sales volume in the United Kingdom in the first nine months of 2002 increased to 36,020 barrels, an increase of 2,792 barrels compared to the first nine months of 2001. Sales volume in Europe and Canada in the first nine months of 2002 increased to 4,221 barrels, an increase of 827 barrels compared to the first nine months of 2001. Because distribution of Kingfisher in the United States is now performed by MBC instead of UBSN, UBSN's sales volume dropped by 2,060 barrels.

     The Company ended the first nine months of 2002 with a net income of $93,400, compared to a net loss of $1,354,300 for the same period in 2001. As set forth more fully under "Results of Operations," below, increases in net sales, cost of goods and sales and marketing expenses and decreases in retail operating expenses, and general and administrative expenses contributed to the net profit.

Results of Operations

         The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.

                                               ------------------------------
                                               Nine Months Ended September 30
                                               ------------------------------
                                                    2002            2001
     Statements of Operations Data:                   %               %
                                                   ------          ------
     Net Sales                                     100.00          100.00
     Costs of Sales                                 65.96           67.19
                                                   ------          ------
     Gross Profit                                   34.04           32.81
                                                   ------          ------
     Retail Operating Expenses                       1.44            2.09
     Marketing Expense                              17.21           17.69
     General and Administrative Expenses            11.12           11.57
                                                   ------          ------
     Total Operating Expenses                       29.77           31.35
                                                   ------          ------
     Profit from Operations                          4.27            1.46
     Other (Income) / Expense                        0.40            0.09
     Interest Expense                               (3.40)          (3.99)
     Acquisition Expense                               --           (4.66)
     Profit / (Loss) before income taxes             1.27           (7.10)
     Provision for / (Benefit) from income taxes     0.77            0.70
                                                   ------
     Net Loss                                        0.50           (7.80)
     Other Comprehensive Income / (Loss)             0.00              --
                                                   ======          ======
     Comprehensive Loss                              0.50           (7.80)

                                               ------------------------------
                                               Nine Months Ended September 30
                                               ------------------------------
                                                    2002            2001
     Balance Sheet Data:                              %               %
                                                   ------          ------
     Cash and Cash Equivalents                       64,700          123,200
     Working Capital                             (4,079,000)      (3,257,500)
     Property and Equipment                      14,206,600       14,693,600
     Deposits and Other Assets                    2,198,100        2,971,100
     Total Assets                                23,317,100       24,842,700
     Long-term Debt                               3,463,800        2,360,000
     Obligation Under Capital Lease                 734,300          973,000
     Total Liabilities                           15,189,500       15,485,700
     Accumulated Deficit                         (6,671,300)      (5,826,400)
     Stockholder's equity                         8,127,600        9,357,000

Net Sales

      Overall net sales for the first nine months of 2002 were $18,578,400, an increase of $1,221,400, or 7.04%, compared to $17,357,000 for the first nine months of 2001. Of the increase, $182,400 is due to increase in sales in United States and $1,039,000 is due to increase in sales in the United Kingdom and Europe during the first nine months of 2002.

      Domestic Operations. Domestic net sales for the first nine months of 2002 were $8,609,900, compared to $8,415,700 for the same period in 2001, a 2.31% increase. The sales volume increased to 45,452 barrels in the first nine months of 2002 from 44,964 barrels in the first nine months of 2001, representing an increase of 488 barrels, or 1.09%. The details of the increase are as follows: sale of the Company's brands decreased by 2,449 barrels, sales of Kingfisher increased by 4,206 barrels, and sales of contract brands decreased by 1,269 barrels. The increase in overall net sales during the first nine months of 2002 was mainly due to increase in wholesale shipments (an increase of $285,100 over the wholesale shipments during the first nine months of 2001). In view of management's focus on wholesale beer sales and decline in retail business, retail sales for the first nine months of 2002 showed a decrease of $90,900 over the same period in 2001.

      European Operations: Net sales for the first nine months of 2002 were $9,968,500 ((pound)6,708,700) compared to $8,941,300 ((pound)6,183,200) during the corresponding period of 2001, an increase of 11.49%. Because of exchange rate fluctuations, when the net sales results are compared in Pounds Sterling, the increase is only 8.5%. During the first nine months of 2002, UBSN sold 40,241 barrels, compared to 38,682 barrels during the first nine months of 2001. Sales volume in the United Kingdom Europe and Canada in the first nine months of 2002 increased by 3,619 barrels compared to the first nine months of 2001. Because Kingfisher is now distributed in the United States out of MBC, instead of UBSN, sales volume dropped by 2,060 barrels.

Cost of Goods Sold

      Cost of goods sold as a percentage of net sales during the first nine months of 2002 was 65.96%, as compared to 67.19% during the corresponding period of 2001. Higher labor cost, increases in the cost of materials and higher insurance costs were offset by higher productivity due to commissioning of a refurbished bottling line at the Ukiah facility at the beginning of this year contributed to the decrease. Prices of bottles and certain types of malts increased during 2002 in the U.S.

      Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the first nine months of 2002 was 66.72%, as compared to 66.45% during the corresponding period of 2001, representing an increase of 0.27%.

      European Operations: Cost of goods sold as a percentage of net sales in the United Kingdom during the first nine months of 2002 was 65.92%, as compared to 67.89% during the corresponding period in 2001 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing a decrease of 1.97%.

Gross Profit

      As a result of the higher net sales described above, gross profit for the first nine months 2002 increased to $6,323,600, from $5,694,400 during the corresponding period of 2001, representing an increase of 11.05%. As a percentage of net sales, because of the increase in net sales, the gross profit during the first nine months of 2002 increased to 34.04% from that of 32.81% for the first nine months of 2001.

Operating Expenses

      Operating expenses for the first nine months of 2002 were $5,530,200, as compared to $5,441,200 for the first nine months of 2001, representing an increase of 1.64%. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

Retail Operating Expenses:

      Retail operating expenses for the first nine months of 2002 were $268,100, representing a decrease of $94,100, or 25.98%, from the same period in 2001. As a percentage of net sales, retail operating expenses decreased to 1.44% as compared to 2.09% for the first nine months of 2001. The decrease in retail operating expenses consisted mainly of decreases in labor expenses, which management attributes to reduced hours of operation and better utilization of its manpower.

Marketing and Distribution Expenses:

      Marketing and distribution expenses for the first nine months of 2002 were $3,196,900, representing an increase of $126,500, or 4.12%, from the first nine months of 2001. As a percentage of net sales, marketing and distribution expenses represented 17.21% as compared to 17.69% during the first nine months of 2001.

      Domestic Operations: Expenses for the first nine months of 2002 were $1,103,800 compared to $1,353,900 during the corresponding period of 2001, representing a decrease of $250,100. As a percentage of net sales in the United States, the expenses decreased to 12.82% during the first nine months of 2002, compared to 16.09% during the corresponding period of 2001 mainly because of reduced manpower and promotional expenses.

      European operations: Expenses for the first nine months of 2002 were $2,093,100 compared to $1,716,500 during the corresponding period of 2001, representing an increase of $376,600. As a percentage of net sales in the United Kingdom, the expenses increased to 21% during the first nine months of 2002 compared to 19.2% during the corresponding period of 2001 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase is mainly due to increased labor, freight and promotional expenses, but is partly offset by the reduction in expenses caused by the discontinuation of exports to the United States in the third quarter of 2001.

General and Administrative Expenses:

      General and administrative expenses were $2,065,200, representing an increase of $56,600 from the first nine months of 2001. As a percentage of net sales, the general and administrative expenses were 11.12% for the first nine months of 2002, as compared to 11.57% for corresponding period of 2001.

      Domestic Operations: General and administrative expenses were $1,251,500, representing an increase of $37,200 over the first nine months of 2001. The increase was mainly due to increased legal expenses, audit fee, insurance and rent.

      European Operations: General and administrative expenses were $813,700, representing an increase of $19,400 from the first nine months of 2001 mainly due to increase in depreciation and miscellaneous expenses.

Other Expenses

      Other expenses for the first nine months of 2002 totaled $556,800, representing a decrease of $927,200 when compared to the first nine months of 2001. The other expenses consist of interest expenses, acquisition expenses and miscellaneous income. Interest expenses decreased by $60,200 because of reductions in the line of credit, long term debts, and interest rates. Miscellaneous income increased by $58,800 and acquisition expenses relating acquisition of UBI decreased by $808,200.

Income Taxes

      The Company has a provision for income taxes of $143,200 for the first nine months of 2002, compared to $123,500 for the first nine months of 2001. The provision for taxes related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

      The Company has implemented various strategies in order to utilize the deferred tax assets prior to their expiration. The introduction of new products, optimization of expenses and improvement in efficiency has brought the Company to profitable operations. In the past, management has been successful in reducing the amount of losses and moving the Company towards profitable operations, but there can be no assurance that the steps taken by management will result in the Company utilizing all the operating losses recorded as deferred tax assets. If the current plans are not successful, the Company will be required to reduce the amount of deferred tax assets recorded on the balance sheet.

Net Income

      The Company's net income for the first nine months of 2002 was $93,400, as compared to a loss of $1,354,300 for the first nine months of 2001. After providing for a positive foreign currency translation adjustment of $500 during the first nine months of 2002 ($0 for 2001), the comprehensive income for 2002 was $93,900, compared to a loss of $1,354,300 in 2001.

Capital Demands

      Both the Ukiah and Saratoga Springs facilities have been operating at significantly less than full capacity. Both breweries have placed demands upon the Company's assets and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations.

      The Company has yet to complete the build-out of the administrative space and the exterior landscaping at its Ukiah facility. Completion of construction is a condition to the issuance of a final certificate of occupancy. However, the Ukiah brewery has been operating under a temporary certificate of occupancy from the City of Ukiah since 1998 with no adverse consequences. The Company does not plan to revisit completion of the project until it has the available funds to do so. Until such time, it is possible that failure to complete construction and obtain a final certificate of occupancy could have a material adverse effect on the Company's business, financial condition, and results of operations, because of, among other reasons, increased administrative burdens and costs.

Proceeds From Operations Insufficient to Sustain Operations

      The Company must make timely payment of its debt and lease commitments to continue its operations. Unused capacity at the Ukiah and Saratoga Springs facilities has placed demands on the Company's working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities (see "Liquidity and Capital Resources," below). Although Management has had success in negotiating these credit facilities in the past, there can be no assurance that the Company will be able to do so in the future, either at any price or at a price the Company will be able to sustain, or that the Company will have access to any alternative sources of funds in the future. Failure to secure sufficient funds will have a materially adverse effect on the Company.

Brewing Contract with Wolavers Enterprises, LLC.

      During September 2001 the Company entered into an agreement with Wolaver's Enterprises, LLC, ("Wolaver's") a Florida limited liability company, to brew, on a contract basis, their line of organic beers. The Company produced 2,615 barrels of Wolaver's brand beer during the first nine months of the year 2002, compared to 2,832 barrels during the corresponding period of 2001. In July 2002, Wolaver's informed the Company that it had merged with Otter Creek Brewing Company in Middlebury, Vermont. Because of the merger, Wolaver's requested termination of the brewing contract, and the Company agreed to terminate the brewing contract effective as of December 31, 2002. Termination of this contract will increase the Company's unused brewing capacity. The Company will continue to look for opportunities to utilize its brewing facilities at a greater capacity.

Liquidity and Capital Resources

Long Term Debt

      MBC has obtained a $2.7 million long term loan from Savings Bank of Mendocino County ("SBMC"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan is payable in monthly installments of $24,443 including interest, currently 7.24%, maturing in December, 2012, with a balloon payment in the amount of $1,872,300. In addition to the Ukiah land and facility, this loan is secured by some of the other assets of the Company (other than the Releta facility), including, without limitation, most of the Company's equipment (other than those leased through FINOVA Capital Corporation).

Shareholder Commitment

      On August 31, 1999, the Company entered into a Master Line of Credit Agreement with UBA, one of its principal shareholders, which agreement was subsequently amended on April 28, 2000, and February 12, 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen (18) month promissory notes issued by the Company to UBA (the "UBA Notes"). As of September 30, 2002, the aggregate outstanding principal amount of the UBA Notes was $1,515,371, and the accrued but unpaid interest thereon was equal to approximately $298,200.

      The UBA Notes require the Company to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted the Company to defer payments of accrued interest. All of the UBA Notes originally matured in 2001 and 2002. The Company and UBA executed an Extension of Term of Notes under Master Line of Credit Agreement on February 14, 2002, which was later amended on August 15, 2002 (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the UBA Notes for a period ending on March 31, 2003. During the extended term, UBA has the right to require the Company to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days. The Company and UBA have engaged in negotiations with regard to the Company's offer to convert the notes to shares of common stock. If the Company and UBA cannot reach agreement on the terms of such conversion, a failure to convert the debt will have an adverse effect on the Company.

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

Other Loans and Credit Facilities

      CIT Group/Credit Finance Line of Credit. The CIT Group/Credit Finance, Inc. provided the Company a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which is repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. The Company commenced repayment of the term loan in March of 1999, and approximately $445,200 of the term loan was outstanding as of September 30, 2002. During October 2001, the CIT Group increased the line of credit by $170,000 to enable the company to acquire and refurbish bottling equipment in order to enhance the Company's capacity. The Company has repaid $85,000 and the balance of the $170,000 increase will be repaid once the balance of purchase of the bottling equipment is refinanced through an existing line of credit. During June of 2002, CIT Group further increased the line of credit by $65,000, which was repaid in installments by September, 2002. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of September 30, 2002, the total amount outstanding on the line of credit was approximately $2,064,300.

      The Company and CIT Group are currently discussing renewal and possible expansion of the credit facility. The facility originally matured on September 23, 2002, but CIT Group has informally agreed to continue to extend the facility for consecutive one-month terms until the Company and CIT Group conclude negotiations. The current extension terminates on November 24, 2002. Management expects to have a final agreement on the terms of renewal by the end of 2002. However, if the Company and CIT Group cannot reach agreement, it is possible that CIT Group could refuse to further extend the current facility. Such a refusal would have an immediate material adverse effect on the Company's ability to continue as a going concern.

      Necor Bank Limited Option Facility. Necor Bank Limited, a South African registered company, has provided UBSN with an overdraft facility of GBP 1,250,000. This overdraft facility is secured by a charge over all of the assets of UBSN. The amount outstanding on this line of credit as of September 30, 2002, was approximately $703,900.

      Shepherd Neame Loan. Shepherd Neame Limited has a brewing contract with UBSN for brewing Kingfisher Lager for the Company's European and Canadian markets. In consideration for UBSN's agreement to extend the brewing contract, Shepherd Neame Limited advanced a loan of GBP 600,000 to UBSN, repayable in monthly installments of GBP 5,000 per month, commencing in June, 2003. The loan carries an interest rate of 5%.

Future Capital Demands

         The Company continues to have capital and liquidity needs which it cannot finance from its own operations. (See "Results of Operations--Proceeds From Operations Insufficient to Sustain

Operations," above.) As the Company's existing credit facilities are currently secured by substantially all of the Company's assets, obtaining expanded credit facilities in the future may prove to be difficult and expensive.

Interest

      The weighted average interest rates paid on the Company's U.S. debts (including the long term capital lease of equipment by FINOVA Capital Corporation Inc.) was 8.43% for the first nine months of the year 2002 and 9.73% for the first nine months of the year 2001.

Keg Management Arrangement

      The Company has entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. The agreement has been extended on a monthly basis since September 2002, and management is currently negotiating a new agreement. If the agreement terminates, the Company will be required to purchase a certain number of kegs from MicroStar and the Company would probably attempt to finance the purchase through debt or lease financing, if available. However, there can be no assurances that the Company will be able to negotiate a new agreement or finance the purchase of kegs. Failure to negotiate a new agreement or purchase the necessary kegs from MicroStar is likely to have a material adverse effect on the Company.

Current Ratio

      The Company's ratio of current assets to current liabilities on September 30, 2002 was 0.63 to 1.0 and its ratio of total assets to total liabilities was
1.54 to 1.0. On September 30, 2001, the Company's ratio of current assets to current liabilities was 0.59 to 1.0 and its ratio of total assets to total liabilities was 1.60 to 1.0.

Item 3. Controls and Procedures.

      The Company's management including the Chief Executive Officer, President and Chief Financial Officer, have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance, and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

      Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

      There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None. Item 5. Other Items.

Suspension and Delisting Action by the Pacific Exchange

      On September 19, 2002, the Company received notice from PCX Equities, Inc., a subsidiary of the Pacific Exchange, that trading in the Company's common stock on the Pacific Exchange had been suspended, effective immediately. The suspension will remain until the Company's stock is formally delisted, which requires review and approval by the Securities and Exchange Commission. The underlying reason for the suspension, and the ultimate delisting, is the fact that during the last twelve months the Company's Common Stock has not achieved or maintained a minimum bid price of $1.00 per share, as required by the rules of the Pacific Exchange. As of September 18, 2002, the closing bid price of the Company's common stock on the Pacific Exchange was $0.59 per share. The Board of Directors of the Company, which had previously approved delisting the Company's Common Stock from the Pacific Exchange, does not intend to contest or appeal the suspension, or the delisting procedure.

      Since May 6, 2002, the Company's Common Stock has been quoted on the Nasdaq OTC Bulletin Board, under the symbol "MENB".

Announcement of Interest by United Breweries Holdings Ltd.

      On September 30, 2002, the shareholders of United Breweries Holdings, Ltd. (formerly Kingfisher Properties & Holdings, Ltd.) ("UBHL"), a corporation based and incorporated in India and publicly-held in that country, approved resolutions authorizing UBHL's board of directors to consider a transaction by which UBHL would purchase some or all of the Company's outstanding shares.

      To date, UBHL has not proposed any specific transaction, to the Company, nor has it indicated when (if ever) it may make a specific proposal or commence negotiations with the Company for an actual acquisition of any shares, although representatives of UBHL have indicated that its board will be considering these issues in the near future.


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

        Exhibit Number    Description of Document
        --------------    -----------------------

        10.1 First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement by and between Mendocino Brewing Company, Inc. and United Breweries of America, Inc.

(b)     Current Reports on Form 8-K

      During the third quarter of 2002 the Registrant filed a Current Report on Form 8-K dated September 19, 2002, the Registrant reported under Item 5, its receipt of notice of suspension in the trading of Company's common stock from the Pacific Exchange and the announcement of interest by United Breweries Holdings Ltd. ("UBHL"), a corporation based and incorporated in India and publicly-held in that country, authorizing UBHL's Board of Directors to consider a transaction by which UBHL would purchase some or all of the Company's outstanding shares.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REGISTRANT:

                                            MENDOCINO BREWING COMPANY, INC.


Dated: November 13, 2002                    By:/s/ Dr. Vijay Mallya
                                               ---------------------------------
                                               Dr. Vijay Mallya
                                               Chairman of the Board and
                                               Chief Executive Officer



Dated: November 13, 2002                    By: /s/ N. Mahadevan
                                               ---------------------------------
                                               N. Mahadevan
                                               Chief Financial Officer and
                                               Secretary

                                 CERTIFICATIONS

                    Statement of Principal Executive Officer

I, Dr. Vijay Mallya, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mendocino Brewing Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


               /s/ Dr. Vijay Mallya
               ---------------------------------
               Dr. Vijay Mallya, Chairman of the Board and
               Chief Executive Officer
               Date: November 13, 2002

                    Statement of Principal Financial Officer

I, N. Mahadevan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Mendocino Brewing Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                /s/ N. Mahadevan
               ------------------------------
               N. Mahadevan, Chief Financial Officer
               Date: November 13, 2002

                                  EXHIBIT INDEX


Exhibit                                                                    Page
-------                                                                    ----

10.1     First Amendment to Extension of Term of Notes under Master         29
         Line of Credit Agreement by and between Mendocino Brewing
         Company, Inc. and United Breweries of America.

                                                                    EXHIBIT 10.1

                               FIRST AMENDMENT TO
        EXTENSION OF TERM OF NOTES UNDER MASTER LINE OF CREDIT AGREEMENT

This First Amendment to Extension of Term of Notes under Master Line of Credit Agreement (this "Amendment") is made and entered into as of November 13, 2002, effective as of August 15, 2002 (the "Effective Date") by and between Mendocino Brewing Company, Inc., a California corporation ("Borrower"), and United Breweries of America, Inc., a Delaware corporation ("Lender").

                                    RECITALS

      A. Borrower and Lender entered into an Extension of Term of Notes Under Master Line of Credit Agreement dated February 14, 2002 (the "Original Agreement"), which provides that the terms of certain of the Notes made by Borrower in favor of Lender shall be extended until August 15, 2002.

      B. Lender agreed not to take any action against Borrower with respect to the Notes during the period beginning on the Effective Date and ending on the date hereof, for so long as the parties were negotiating the terms of the Amendment.

      C. Subject to the terms and conditions of this Amendment, the parties wish to further extend the terms of certain of the Notes.

      D. Any capitalized terms not otherwise defined herein shall have the meanings set forth in the Original Agreement.

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is acknowledged, Borrower and Lender agree as follows:

      1. Extension of Term. Section 1 of the Original Agreement is amended to read as follows:

      The Notes provide that Lender has the right, at any time on or after the respective maturity dates of the Notes, to convert the Notes into shares of Borrower's common stock. However, Section 3 of the Notes provides that in the event that Lender has not converted the entire principal amount of any Note on or before its respective maturity date, Lender has the right to extend the term of such Note for a period of time mutually agreed upon between Lender and Borrower. Borrower and Lender had previously agreed to extend the term of each of the Notes itemized Nos. 1 through 8 on Exhibit A, effective as of the maturity date of each respective Note, for an indefinite period of time pending the Borrower's and Lender's discussions regarding conversion of the Notes; this Agreement hereby confirms that agreement. The parties hereby modify their previous agreement and agree to extend the term of each of the Notes itemized Nos. 1 through 13 on Exhibit A, effective as of the maturity date of each respective Note, for a period of time ending on March 31, 2003.

      2. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of California, without regard to the conflicts of laws principles of that or any other jurisdiction.

      3. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original, and all taken together shall constitute one and the same instrument.

      4. Miscellaneous. This Amendment, in connection with the Original Agreement, contains all of the agreements, conditions, promises and covenants between the parties with respect to the subject matter hereof and supersedes all prior or contemporaneous agreements, representations or understandings with respect to the subject matter hereof. In the event of any conflict between the terms of the Original Agreement and this Amendment, the terms of this Amendment shall govern. Except as set forth in this Amendment, the terms of the Original Agreement shall remain in full force and effect. This Amendment may not be amended, modified, altered or otherwise changed in any respect except by written agreement signed by authorized representatives on behalf of Borrower and Lender. If any one or more of the provisions contained in this Amendment shall be invalid, illegal or unenforceable in any respect, the validity, legality or enforce ability of the remaining provisions contained herein shall not in any way be affected or impaired.

IN WITNESS WHEREOF, duly executed representatives of each of the parties hereto have executed and delivered this Amendment as of the Effective Date.


Borrower:                                 Lender:

MENDOCINO BREWING COMPANY, INC.           UNITED BREWERIES OF AMERICA, INC.
a California corporation                  a Delaware corporation


By:    /s/ N. Mahadevan                   By:    /s/ Anil Pisharody
       ------------------------------            ------------------------------

Name:  N. Mahadevan                       Name:  Anil Pisharody
       ------------------------------            ------------------------------

Title: Secretary                          Title: Secretary
       ------------------------------            ------------------------------