Form 10KSB
period 2002-12-31
MENDOCINO BREWING CO INC
filed 2003-03-31
CIK 919134

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                  For the fiscal year ended December 31, 2002

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to ___________________


                         Commission file number: 1-13636

                           Mendocino Brewing Company, Inc.
                   (Name of small business issuer in its charter)

              California                                     68-0318293
    (State or other jurisdiction of         (I.R.S. Employee Identification No.)
     incorporation or organization)

       13351 Highway 101 South                                95449
            Hopland, CA                                     (Zip code)
(Address of principal executive offices)

                    Issuer's telephone number: (707) 744-1015

Securities registered under Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
Common Stock, without par value                    OTC Bulletin Board

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year:  $ 26,085,100

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid price of $0.17 and ask price of $0.35 of such stock as of March 16, 2003 was: $ 546,703

The number of shares the issuer's Common Stock outstanding as of February 28, 2003 is: 11,266,874

                       DOCUMENTS INCORPORATED BY REFERENCE

N/A

Transitional Small Business Disclosure Format      Yes |_|        No |X|

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

                                     PART I

Item 1. Description of Business.

Overview

      Mendocino Brewing Company, Inc., a California corporation, was founded in 1983. It was one of the first of the modern craft brewers, having opened the first new brewpub in California and the second in the United States since the repeal of Prohibition, and it has been recognized for its innovations in the brewpub concept, its craft brew style and its distinctive labels. (In this Annual Report, the term "the Company" and its variants is generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity.)

      The Company operates in two market and geographic areas, domestic (the United States) and European (including Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom (the "European Territory"), as well as Canada). The Company's domestic operations consist primarily of brewing and marketing a variety of proprietary craft beers, including among others Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, Peregrine Golden Ale, and Carmel Wheat, and a licensed international specialty beer, Kingfisher Premium Lager. The Company brews its brands for domestic distribution in both of its own facilities, which are located in Ukiah, California and Saratoga Springs, New York, and these beers are distributed in 36 states and the District of Columbia.

      The Company's European operations, which are conducted through its wholly-owned subsidiary United Breweries International (UK) Limited ("UBI") and UBI's own subsidiary UBSN, Ltd. ("UBSN"), consist primarily of the marketing and distribution of Kingfisher Lager in the U.K., Ireland, continental Europe, and Canada, and to a lesser extent the marketing and distribution of Sun Lik Chinese Lager in the U.K., in both cases through ethnic restaurants (Indian for Kingfisher Lager and Chinese for Sun Lik), chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). The Company holds the license to brew and distribute Kingfisher from United Breweries Limited ("UB Limited"), an Indian corporation. The Company's Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the Board of UB Limited. Shepherd Neame, Ltd. ("Shepherd Neame"), a prominent English brewer, holds the license to brew and distribute Sun Lik (in the U.K. only) from an unrelated entity, the San Miguel Corporation; and in September 2001 Shepherd Neame granted UBSN a sublicense to distribute this beer (also in the U.K. only). One of the Company's Directors, R.H.B.

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

Company Background

      MBC was originally formed in March 1983. It first bottled its flagship brand, Red Tail Ale, in December 1983. In February 1995, the Company completed a $3.6 million direct public offering at $6 per share. The Company completed construction of its Company-owned brewery in Ukiah, California in May 1997. This facility, which has a current annual capacity of 60,000 brewers' barrels ("bbl."), was designed to enable the Company's production to be expanded to 200,000 bbl. per year with the addition of necessary equipment.

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

      The Company acquired UBI and its wholly-owned subsidiary (and only material asset) UBSN on August 13, 2001, in a related party transaction (the "UBI Acquisition"). The UBI Acquisition was consummated pursuant to a Share Purchase Agreement among MBC, Golden EagleTrust, a trust formed under the laws of the Isle of Man (part of the United Kingdom) ("Golden Eagle"), and Inversiones Mirabel, S.A., a Panamanian company ("Inversiones") which is a wholly-owned subsidiary of Golden Eagle. The sole consideration paid by the Company to acquire UBI was 5,500,000 newly issued but unregistered shares of MBC's Common Stock, all of which were issued to Inversiones. (For more information about the UBI Acquisition please refer to "Certain Relationships and Related Transactions," below).

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

      As a result of the UBI Acquisition, the Company now holds the direct brewing and distribution rights for Kingfisher Lager in the United States. Mendocino Brewing Company brews Kingfisher in-house (currently, in its Saratoga Springs and Ukiah breweries), for distribution to the United States, while UBI has engaged Shepherd Neame to brew both beers - Kingfisher Lager for distribution in the U.K., Ireland, continental Europe, and Canada, and Sun Lik Chinese Lager for distribution in the U.K. only.

      All information presented shows the effect of the acquisition of UBI as of the earliest financial period presented. (For more information on this acquisition, see "PART III, Item 12, Certain Relationships and Related Transactions".)

Industry Overview

      Domestic Market

      The domestic beer market falls into a number of market categories, including among others the following: low-priced, premium, super premium, lite, import, and specialty/craft beers. Domestically, the Company competes in the specialty/craft category, which is estimated to be in the range of 6 million barrels per year and comprised approximately 3% of total U.S. beer sales in both 2002 and 2001. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews.

      European Market

      The Company's European market consists of Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom (the "European Territory"), as well as Canada, although Company sales during 2002 and 2001 were primarily in the U.K. Through its subsidiaries UBI and UBSN, the Company competes exclusively in the specialty category in the European Territory and Canada.

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

Business of the Company

      Products

      Beverage sales (wholesale and retail combined) constituted over 98% (by revenue) of the Company's total sales in 2002 and 2001, with food and merchandise retail sales (at the Hopland Brewery Brewpub) making up the balance in both years. In the domestic segment, beverage sales constituted approximately 97% of total sales for 2002 and 95% in 2001, while in the European market beverage sales constituted virtually all of total sales for both years.

      Domestically, the Company brews seven ales, one wheat beer, two lagers, and one stout on a year-round basis, one seasonal porter, and a root beer, all of which are brewed at the Company's proprietary facilities in Ukiah, California, and Saratoga Springs, New York.

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

o BLACK HAWK STOUT is a rich bodied stout with big traditional flavors. It is available year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

o EYE OF THE HAWK SELECT ALE is a high gravity deep amber summer ale. It is available year round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

o PEREGRINE GOLDEN ALE is a light-bodied ale with a distinctive hop character. It is available year-round only on the West Coast in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

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

o CARMEL WHEAT BEER is a light-bodied and delicately flavored Hefeweizen with refreshing floral aromas and subtle wheat flavor. It is available year-round only on the West Coast in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

o CARMEL PALE ALE is a full, smooth flavored ale with a malty and spicy character. It is available year-round only on the West Cost in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

o OLDE SARATOGA ROOT BEER is a creamy premium gourmet root beer crafted with all natural ingredients, including cane sugar. It is available year-round (but only on the East Coast), in quarter-barrel kegs.

o OLDE SARATOGA PREMIUM LAGER is a crisp and refreshing amber lager. It is available year around only on the East Coast in 12 oz. six packs, half barrel, quarter barrel and 5 gallon kegs.

o WHITE HAWK ORIGINAL IPA is a heavily hopped ale with distinctive hop character and bold malt flavor. It is available year round only on the West Coast in 12 oz. six packs and half barrel kegs.

o KINGFISHER PREMIUM LAGER is a conventionally fermented specialty lager with a smooth crisp taste. In the domestic market, Kingfisher is currently available year around in twelve ounce six-packs, 22 oz. bottles on-draft. In the European market, it is available year-round, in 330ml and 660ml bottles in multi packs in the U.K., Ireland, and continental Europe and in 330ml bottles in Canada, as well as in a variety of keg sizes. In the U.K., it is also available on draft through Indian restaurants.

o SUN LIK CHINESE LAGER is a conventional fermented specialty lager brewed with the addition of rice flakes. In the U.K. market, Sun Lik is marketed primarily on draft through Chinese restaurants and other licensed premises, although it is also available in bottles and a variety of keg sizes.

      Distribution Methods

      In the United States, the Company's bottled products are sold through distributors to consumers at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants, and convenience stores. Most of the Company's brands are also available on draft. The Company's products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Together with its distributors, the Company markets its products to retail outlets and relies on its distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. The Company also offers a variety of ales and lagers directly to consumers at the Hopland Brewery brewpub and merchandise store in Hopland, California.

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

      The Company believes that Kingfisher, which during 2002 had a market share of approximately 22% of the U.K. Indian restaurant market, is also the fastest growing ethnic brand in the grocery multiple sector in terms of volume and distribution. The Company vigorously promotes Kingfisher as the No.1. selling premium Indian Lager brand in the U.K. and continental Europe. The profile of this brand has been raised significantly through the Company's sponsorship of Kingfisher World Curry Week and Kingfisher Curry Capital of Britain.

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

      The Company's major suppliers in the United States are Great Western Malting Co., Yakima, Washington, and Briess Malting, Milwaukee, Wisconsin
(malt); Yakima Chief, Inc., Sunnyside, Washington (hops); Gamer Packaging Inc. Minneapolis, Minnesota (bottles); Crown Cork and Seal Company, Inc., Crawfordsville, Indiana (crown corks); Inland Paper Board and Packaging, Inc., Antioch, California (cartons); Sierra Pacific Packaging, Oroville, California (carriers); and Inland Printing Company Inc., Lacrosse, Wisconsin (labels).

      The Company's major supplier in Europe is Shepherd Neame, which brews on a contract basis all of the Company's products that are sold in Europe. The Company does not directly purchase any material amounts of agricultural commodities or other products in Europe.

Dependence on Major Customers

      Sales to the Company's top five customers totaled $6,718,100, or approximately 26%, of the Company's total sales for 2002, and $ 6,316,000, or 26% of total sales, for 2001. In the Company's domestic market, sales to its principal customer, Golden Gate Distributing, constituted approximately 12.7% of the Company's domestic sales (approximately 5.7% of its total sales) in 2002 and 13% of its domestic sales (6% of total sales) in 2001. In the European market segment, sales to UBSN's principal customer, Shepherd Neame, represented approximately 14.6% of the Company's European sales (or approximately 8.1% of the Company's total sales) in 2002 and approximately 15% of European market sales (or approximately 8% of the Company's total sales) in 2001. No other individual customer accounted for more than 5% of the Company's total sales during either 2002 or 2001.

Trademarks

      The Company has U.S. federal trademark registrations on the principal register of the United States Patent and Trademark Office for the following marks: MENDOCINO BREWING COMPANY word mark (Reg. No. 2,441,141), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL design mark (Reg. No. 2,011,817), BLUE HERON PALE ALE design mark (Reg. No. 2,011,816), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), EYE OF THE HAWK SELECT ALE design mark (Reg. No. 2,011,818), EYE OF THE HAWK SPECIAL EDITION ANNIVERSARY ALE design mark (Reg. No. 2,011,815), YULETIDE PORTER word mark (Reg. No. 1,666,891), BREWSLETTER word mark (Reg. No. 1,768,639), FROLIC SHIPWRECK ALE 1850 and design composite mark (Reg. No. 2,080,761), PEREGRINE GOLDEN ALE word mark (Reg. No. 2,475,222), HOPLAND BREWING COMPANY word mark (Reg. No. 2,509,464), BLACK EYE ALE word mark (Reg. No. 2,667,078), SUN LAGER PREMIUM HANDCRAFTED BREW word and design mark (Reg. No. 2,583,446), and PEREGRINE GOLDEN ALE word mark (Reg. No. 2,475,522).

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

      The Company's United States federal trademark registrations for the BLUE HERON word mark (Cancelled Reg. No. 1,820,076) and BLACK HAWK STOUT word mark (Cancelled Reg. No. 1,791,807) were cancelled as a result of alleged technical deficiencies in registration compliance filings. The Company continues to use the BLUE HERON and BLACK HAWK STOUT word marks and claims common law trademark rights in and to such marks. The Company presently has pending applications on file with the United States Patent and Trademark Office for the re-registration of the BLACK HAWK STOUT and BLUE HERON word marks.

      The Company claims common law trademark rights in and to the WHITE HAWK ORIGINAL IPA word mark and WHITE HAWK ORIGINAL IPA word and design mark. The Company intends to register these marks with the United States Patent and Trademark Office.

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

      Releta has federal trademark registrations on the principal register of the United States Patent and Trademark Office for the FAT BEAR word mark (Reg. No.2,267,709), TEN SPRINGS word mark (Reg. No. 2,243,852), and WHITEFACE word mark (Reg. No. 2,322,226). Releta has a federal trademark registration on the supplemental register of the United States Patent and Trademark Office for the SARATOGA CLASSIC PILSNER word mark (Reg. No. 2,396,601).

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

      Governmental Regulation

      The Company's United States operations are subject to licensing by both state and Federal governments, as well as to regulation by a variety of state and local governments and agencies. The Company is licensed to manufacture and sell beer by the Departments of Alcoholic Beverage Control in California and New York. A federal permit from the United States Bureau of Alcohol, Tobacco, and Firearms ("BATF") allows the Company to manufacture fermented malt beverages. To keep these licenses and permits in force the Company must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, or company structure must also be made to these regulatory agencies. BATF must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities in aggregate of 10% or more in the Company be investigated as to their suitability. The Company's production operations must also comply with the Occupational Safety and Health Administration's workplace safety and worker health regulations and comparable state laws. Management believes that the Company is presently in compliance with the aforementioned laws and regulations. In addition, the Company has implemented its own voluntary safety program. The Hopland Brewery's brewpub is regulated by the Mendocino County Health Department, which requires an annual permit and conducts spot inspections to monitor compliance with applicable health codes.

      In the United States, taxation of alcohol has increased significantly in recent years. Currently, the Federal tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. The California tax rate is $6.20 per bbl. The State of New York presently imposes an excise tax of $3.88 per bbl. on brewers for over 100,000 bbls. per year.

      The Company's European operations are subject to regulation by U.K. and European laws, as well as by the laws of various individual countries in which UBI distributes its products. Because Shepherd Neame is contracted to perform the brewing operations for the European market, Shepard Neame is subject to the various laws of the European countries regarding production, bottling, packaging, and labeling in lieu of the Company. The Company does not anticipate any significant increase in its applicable taxes in its European markets during 2003.

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

      The Company has built its own wastewater treatment plant for the Ukiah facility. As a consequence, the Company is not currently required to incur sewer hook-up fees at that location. If the Company's discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., the Company may be required to pay additional fees. The estimated cost of the wastewater treatment facility was $900,000, and the estimated cost of operating the plant is between $6,000 and $10,000 per month. The cost may increase with increased production. The Company has contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility for essentially the cost of transportation. The Company obtained a Mendocino County Air Quality Control Permit to operate the natural gas fired boiler in Ukiah; this permit is valid until August 30, 2003.

      The Saratoga Springs facility is subject to various federal, state, and local environmental laws which regulate use, storage and disposal of various materials. The Company's solid waste products consist of spent grain, cardboard, glass, and liquid waste. As for solid waste, the Company has instituted at this facility a recycling program for cardboard, office papers and glass at a minimal cost to the Company. The Company sells spent grain to local cattle dairy farms. The Company pays approximately $1,500 per month towards sewer fees for liquid waste. The sewer discharge from the brewery is monitored and is within the standards set by the Saratoga County Sewer Department. The Company follows and operates under the rules and regulations of the New York Department of Environmental Conservation for Air Pollution Control.

        Various states in which the Company sells its products in the U.S., including California and New York, have adopted certain restrictive packaging laws and regulations for beverages that require deposits on packages. The Company continues to do business in these states, and such laws have not had a significant effect on the Company's sales. The adoption of similar legislation by Congress or a substantial number of states or additional local jurisdictions might require the Company to incur significant capital expenditures to comply.

      In Europe, various countries require information to be displayed on packaging in the national language. In general, European packaging regulations are covered by specifications provided by the European Union, with which the Company believes itself to be in compliance. Trade with Canada is subject to, and in compliance with, the regulation of the provincial Liquor Boards.

      The Company has not received any notice from any governmental agency that it is a potentially responsible person under any environmental law.

      Employees

      As of December 31, 2002, MBC employed 60 full-time and 17 part-time individuals in the United States, including 12 in management and administration, 42 in brewing and production operations, 13 in retail and brewpub operations and 10 in sales and marketing positions. In England, UBI and UBSN together employed ten people in sales and marketing and six in managerial and administrative positions.

      Management believes that the Company's relations with its employees are generally good.

      On February 28, 2003, approximately 20 employees engaged in brewing, bottling, warehousing, and shipping at the Ukiah brewery elected Teamsters Local No. 896, International Brotherhood of Teamsters, AFL-CIO to represent them as a collective bargaining agent. The Company will commence negotiation of the collective bargaining agreement in the near future. Upon the execution of the agreement, all of such 20 employees' positions must be held and filled by members of the union.

      The Hopland Brewery Brewpub and Merchandise Store

      An important marketing tool for the Company's domestic market has been the Hopland Brewery brewpub and merchandise store. Located on a tourist route in Hopland, California, 100 miles north of San Francisco, the Hopland Brewery opened in 1983 as the first new brewpub in California and the second in the United States since the repeal of Prohibition.

      Beverages served at the Hopland Brew Pub include Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, Peregrine Golden Ale, White Hawk IPA, and a seasonal brew on tap, along with local wines and soft drinks, as well as hand pumped cask conditioned ales. The adjacent merchandise store sells the Company's brews and merchandise such as hand-screened label T-shirts, posters, engraved glasses and mugs, logo caps and other brewery-related gifts.

Item 2. Description of Property.

      In the United States, the Company owns nine acres of land in Ukiah, California on which its Ukiah brewery is operated. This facility is adequate for Company's current capacity and also has space for future expansion. Savings Bank of Mendocino County currently holds a first deed of trust on this property in connection with a loan advanced to the Company. (See PART II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Liquidity and Capital Resources - Long-Term Debt," below.) The principal amount outstanding on the loan as of December 31, 2002 was $2,534,700. CIT Group holds a second deed of trust on this property, securing a working capital facility granted to the Company. The amount owed to CIT Group by the Company under this capital facility was $1,920,400 as of December 31, 2002. (See MD&A -" Liquidity and Capital Resources -- Other Loans and Credit Facilities - CIT Group/Credit

Finance Line of Credit," below). The Company owes approximately $540,300 to the County in overdue property taxes (See MD&A -" Liquidity and Capital Resources -- Other Loans and Credit Facilities - Overdue Property Taxes," below).

      The Company has yet to complete the build-out of its administrative space and the exterior landscaping of the Ukiah facility. Completion of the construction is a condition to the issuance of a final certificate of occupancy. The Ukiah brewery has been operating under a temporary certificate of occupancy from the City of Ukiah since 1998 with no adverse consequences, and as long as the brewery continues to operate in its current manner, the Company has no reason to expect any adverse consequences in the future. Therefore, the Company does not plan to revisit completion of the project until it has the available funds to do so. If, in the future, the Company decides to complete the construction and landscaping, the remaining work and the estimated cost thereof are as follows: covering the parking lot with asphalt, approximately $30,000; building a concrete sidewalk to one of the entrances of the brewery building, approximately $10,000. The Company has estimated the life of the building at 40 years and depreciates the cost of the building on a straight-line method over its anticipated life. The Company does not depreciate the cost of the land. The Company's tax basis on the Ukiah facility is $7,107,000. Various other assets incorporated in this facility are being depreciated, on a straight-line basis, at between 10 and 20 years. Property taxes are currently assessed on the Ukiah facility at a rate of 1.1%, for an annual tax of $117,000.

      The Company also currently leases a 15,500 square foot building in Hopland on which the Hopland Brewery is located. The lease on this property expires in August 2004.

      The Company also leases 3.66 acres in Saratoga Springs, New York, on which Ten Springs Brewery operates under a lease. In June 2002, the Company exercised its option to extend the lease for an additional five years and extended the lease until October 30, 2007. The Company has the option to renew the lease for two successive terms of five years if it is not in default at the time each option to extend the lease is exercised.

      In the U.K., UBSN currently has two years remaining of a six year lease for offices located at Faversham, Kent, in England. The Company does not own or lease any other material properties in Europe.

      Additionally, the Company leases certain equipment and vehicles under operating leases which expire over the period from June 2003 through November 2006. The Company leases certain brewing equipment from FINOVA Capital Corporation pursuant to a lease which expires November 11, 2003. The Company also leases equipment under various small leases. As these leases expire, it is anticipated that the equipment will be acquired pursuant to the terms of the leases and the vehicles will be surrendered.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company held its Annual Meeting of Shareholders on October 4, 2002. At that meeting, the Company's shareholders voted to re-elect each of the Company's Directors for an additional term. The votes cast for each of the Directors were as follows (there were no broker non-votes or abstentions):

        Director Name               For                   Withheld
        -------------               ---                   --------

        Vijay Mallya                10,591,861            65,200
        H. Michael Laybourn         10,593,036            64,025
        Jerome G. Merchant          10,593,011            64,050
        R.H.B. Neame                10,592,811            64,250
        Sury Rao Palamand           10,592,661            64,400
        Kent D. Price               10,593,136            63,925
        Yashpal Singh               10,592,461            64,600
        David Townshend             10,593,036            64,025

      The Company's shareholders also voted to ratify the selection of Moss Adams, LLP as independent certified accountants to audit the Company's financial statements for the fiscal year ending December 31, 2002. The votes were cast as follows: for, 10,644,677; against, 3,842; abstain, 8,542; broker non-vote, 0.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

      The Company's Common Stock has been listed on the Nasdaq OTC Bulletin Board, under the symbol "MENB" since May 6, 2002. The Company's Common Stock had previously been listed on the Pacific Exchange under the symbol "MBR". However, because the Company could not maintain a minimum bid price of $1.00 per share, as required by the rules of the Pacific Exchange, all trading in the Company's Common Stock on the Pacific Exchange was suspended as of September 18, 2002. The Company's Board of Directors approved delisting the stock from the Pacific Exchange, therefore, the Company did not contest or appeal the suspension or delisting of the Company's Common Stock.

      The high and low prices for the Company's Common Stock are set forth below for the quarters indicated. All prices for 2001 and the first and second quarters of 2002 are the high and low sales prices as reported on the Pacific Exchange. The prices for the third and fourth quarters of 2002 are the high and low bid information as reported from the OTC Bulletin Board. All bid information from the OTC Bulletin Board reflects inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                              2002                                           2001
             ---------------------------------------       ---------------------------------------
               1st       2nd        3rd        4th           1st        2nd       3rd        4th
             Quarter   Quarter    Quarter    Quarter       Quarter    Quarter   Quarter    Quarter
    High      $0.69     $0.60      $0.35      $0.33         $1.13      $1.24     $1.15      $0.65

    Low       $0.45     $0.55      $0.26      $0.27         $0.87      $0.62     $0.60      $0.45

      The Company had approximately 2,345 shareholders of record as of December 31, 2002. The Company has never paid a cash dividend on its Common Stock and Management does not expect the Company to pay cash dividends in the foreseeable future. The Company's credit agreements provide that the Company may not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that similar restrictions will remain in effect for as long as the Company has significant bank financing.

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

Securities Authorized for Issuance Under Equity Compensation Plans

      As of December 31, 2002, the Company has authorized and issued equity compensation in the following amounts:

--------------------------- ------------------------- ------------------------- ------------------------
                            Number of securities to       Weighted-average       Number of securities
                            be issued upon exercise      exercise price of        remaining available
                            of outstanding options,     outstanding options,      for future issuance
                              warrants and rights       warrants and rights          under equity
                                                                                  compensation plans
                                                                                 (excluding securities
                                                                                 reflected in column (a)
--------------------------- ------------------------- ------------------------- ------------------------
                                      (a)                       (b)                       (c)
--------------------------- ------------------------- ------------------------- ------------------------
Equity compensation plans
   approved by security             429,273                    $0.82                    570,727
         holders
--------------------------- ------------------------- ------------------------- ------------------------
Equity compensation plans
 not approved by security
         holders                       0                         0                      361,895*
--------------------------- ------------------------- ------------------------- ------------------------
          Total                     429,273                    $0.82                    932,622
--------------------------- ------------------------- ------------------------- ------------------------

      *The Company has 361,895 unissued shares of Common Stock remaining in its reserve of shares registered pursuant to a direct public offering in 1997.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

      The Company's current policy for compensation of its non-employee Directors includes the issuance of unregistered options as compensation to each non-employee Director on an annual basis, pursuant to the Company's 1994 Stock Option Plan (the "Plan"), to purchase such number of shares of the Company's Common Stock having a fair market value of $25,000. Under this Plan, the Company's Board of Directors has authorized, and the Company has issued options to purchase, 240,385 shares of Common Stock on January 4, 2002, and options to purchase 100,000 shares of Common Stock on October 2, 2000. Because all of the options were issued to Directors of the Company who have extensive business experience with the Company and in the industry, and are financially sophisticated, Management believes that the issuance of the options (and any future issuance of the underlying Common Stock upon the exercise of the options) is exempt from registration under Section 4(2) of the Securities Act of 1933 (the "Act"), specifically pursuant to Rule 506 under Regulation D.

      On January 4, 2002, the Company's Board of Directors authorized the issuance of 30,000 unregistered shares of Common Stock to Harmohan S. Bedi as compensation for the performance of services for the Company. Mr. Bedi was the only offeree of the Company's shares in this transaction. Management believes that because Mr. Bedi is a resident of the State of California, and the Company is incorporated in, and doing business within, the State of California, the issuance of the Company's Common Stock to Mr. Bedi was exempt from registration under Section 3(11) of the Act. In the alternative, Management also believes that the issuance of shares to Mr. Bedi would have been exempt from registration pursuant to Section 4(2) of the Act in light of Mr. Bedi's financial sophistication, business experience, familiarity with the Company, and bargaining power in entering into the consulting transaction.

      On August 13, 2001, the Company issued 5,500,000 unregistered shares of its Common Stock to Inversiones in exchange for all of the shares of UBI. The Company's shareholders and Board of Directors approved the transaction and the issuance of shares on June 28, 2001. Management believes that the Issuance of shares to Inversiones was exempt from registration pursuant to Section 4(2) of the Act because the sole purchaser of these shares, Inversiones, has a substantial amount of financial sophistication, business experience, familiarity with the Company, and bargaining power in entering into the share purchase transaction.

      The Company issued 105,665 unregistered shares of Common Stock to Jerome Merchant on or about August 13, 2001, as partial compensation for his efforts in connection with the acquisition of UBI. Mr. Merchant was the only offeree of the Company's shares in this transaction. Because Mr. Merchant is a resident of the State of California, and the Company is incorporated in, and doing business within, the State of California, the issuance of the Company's Common Stock to Mr. Merchant was exempt from registration under Section 3(11) of the Securities. In the alternative, Management also believes that the issuance of shares to Mr. Merchant would have been exempt from registration pursuant to Section 4(2) of the Act in light of Mr. Merchant's financial sophistication, business experience, and insider status as a Director of the Company.

      Pursuant to the Master Line of Credit Agreement (discussed below under the heading "Liquidity and Capital Resources - Master Line of Credit Agreement"), the Company issued thirteen (13) promissory notes to United Breweries of America, Inc. ("UBA") between September, 1999, and July, 2001. The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of February 28, 2003, the outstanding principal and interest on the notes totaled approximately $1,850,387, and was convertible into 1,233,591 shares of the Company's Common Stock. In the event the convertible notes are deemed to be securities, the Company's Management believes that the issuance of the notes to UBA was exempt from registration pursuant to Section 4(2) of the Act because UBA, the sole offeree and recipient of the Notes, has significant business experience, financial sophistication, and knowledge of and familiarity with the business of the Company. Management believes that if the notes are converted into the Company's Common Stock, the issuance of such shares will also be exempt from registration pursuant to
Section 4(2) of the Act.

      During the past three years, the Company has granted a total of 98,300 shares of registered Common Stock to non-employee Directors as compensation for their services as members of the Board of Directors. In addition, on or about November 16, 2002, the Company issued 30,000 shares of registered Common Stock to Mark Anderson as compensation for his services as senior member of the Company's management. All of the shares of registered Common Stock issued by the Company during the last three years were issued out of a pool of unsold shares which were previously registered in an offering which commenced in February 1997 and terminated in August 1997 (Commission File No. 333-15673). The Company estimates that its total expenses in connection with the issuance of the registered shares to Mr. Anderson and members of the Company's Board of Directors were less than $10,000.

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

      To date, UBHL has not proposed any specific transaction to the Company, nor has it indicated when (if ever) it may make a specific proposal or commence negotiations with the Company for an actual acquisition of any shares, although representatives of UBHL have indicated that its board does intend to consider these issues, possibly during 2003.

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

      o A full valuation allowance of deferred tax assets for net operating loss carryforwards that are expected to expire prior to utilization; and

      o The carrying value of certain plant and equipment in not impaired under FASB 144 based on expected future cash flows from operations.

These accounting policies are applied consistently for all years presented. Our operating results would be affected if other alternatives were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Overview

      During the year 2002, the Company launched Olde Saratoga Premium Lager Beer from its Saratoga Springs brewery in draft and six packs, introduced Kingfisher premium Lager Beer in 22 oz bottles in the entire domestic market, and in draft for the West Coast market. The Company also launched White Hawk Original IPA, available in six packs and in draft, in the West Coast market. The Company made a few of its products available in new packaging sizes in the year 2002. On the East Coast, Red Tail Ale is now available in twelve packs. On the West Coast, the Company introduced a new packaging design for twelve packs of Red Tail Ale.

      In January of 2002 the Company completed installation at the Ukiah facility of a refurbished bottle rinser, 350 bottle per minute H&K filler crowner, bi-directional accumulation table and carrier erectors. The Company also acquired a carton erector for its Ukiah facility during the year. These installations are expected to result in decreased manufacturing costs, improved bottling speed, and better packaging of the products.

      Kingfisher Premium Lager beer won a Gold Medal at the Brewing Industry International Awards held in London in April, 2002, in the draught lager class in the alcohol by volume range of 4.6% to 6.9%. In May of 2002, Kingfisher was awarded a Gold Medal at the Australian International Beer Awards 2002, held in Melbourne, Australia in the International Section - Packaged Beer Class-1-Lager, Sub-Class-A European Style Lager.

      Since May of 2002, the Company's Common Stock has been quoted on the Nasdaq OTC Bulletin Board, under the symbol "MENB". The Company's stock had previously been listed on the Pacific Exchange. However, because the stock did not maintain a minimum bid price of $1.00 per share, as required by the rules of the Pacific Exchange, trading was suspended from trading on the Pacific Exchange effective as of September 19, 2002, and the Common Stock was finally delisted on December 12, 2002. Management had previously determined that due to the low volume of trading in the Company's stock on the Pacific Exchange, the Company's Common Stock is better suited to the OTC Bulletin Board, and the Board of Directors did not contest or appeal the suspension of trading or the delisting of the Common Stock by the Pacific Exchange.

      The Company's brewing operation's sales in the United States during the year 2002 decreased to 58,616 barrels, a decrease of 67 barrels, or 0.1%, over the 58,683 barrels sold in the year 2001. Of the total sales of barrels, the sales out of the Ukiah facility during 2002 amounted to 47,440 barrels and the sales out of the Saratoga Springs facility amounted to 11,176 barrels. This compares to 48,905 barrels out of Ukiah and 10,588 barrels out of the Saratoga Springs facility in 2001.

      During the year 2002, UBSN sold 57,072 barrels in the United Kingdom and Europe, compared to 54,229 barrels during the year 2001. This represents an increase of 5.2% over the year 2001. Because the U.S. distribution of Kingfisher was shifted to the Company's Saratoga Springs facility, instead of through UBSN, the Company realized an increase in Kingfisher volume attributable to MBC, and a proportionate decrease in volume attributable to UBSN. As a result, UBSN experienced a drop in volume of 2,060 barrels during the year 2002 when compared to the year 2001. Sales in the United Kingdom, continental Europe, and Canada increased to 57,072 barrels during the year 2002, compared to 52,169 barrels during the year 2001, for a 9.4% increase. The sales in the United Kingdom have increased by 8.2% and sales to continental Europe and Canada have increased by 21.4% during the year 2002 compared to the year 2001.

      Although sales in the craft beer industry have suffered an overall setback, mainly caused by the general economic recession, the fall in tourism, and the lasting ramifications on the industry of the terrorist attacks of September 2001, the Company has acted in response to the setback by instituting various measures to improve its profitability during the year. The Company curtailed promotional expenses and reduced other operating expenses by reducing manpower and limiting hours of operation of the brewpub. All of these cost-cutting measures have led to the Company's improved operational results in 2002.

      Total sales during 2002 were approximately $26,085,000, an increase of approximately $1,817,000 over sales of approximately $24,268,000 for 2001, Net sales for 2002 were approximately $25,434,000 an increase of approximately $ 1,832,000 over net sales of $23,602,000 in 2001. The Company ended the year 2002 with a net loss of approximately $1,730,000, an improvement of approximately $1,114,000 as compared with a net loss of approximately $2,844,000 for 2001. As set forth more fully under "Results of Operations," below, increases in the cost of goods sold and an increase in income tax provision contributed to the net loss.

Segment Information

      Historically, the Company's business operations have been exclusively located in the United States, where it was divided into two segments, manufacturing and distribution of beer, accounted for the majority of the Company's gross sales, and retail operations (primarily at the Company's Hopland, California, Brewpub facility) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of UBI and UBSN in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Operations"). This segment accounted for 55% of the Company's gross sales during 2002 (as compared to 52% in 2001), with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Operations") accounting for the remaining 45%. With expanded wholesale distribution of beer, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

Results of Operations

      The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.

                                                      --------------------------
                                                        Year Ended December 31
                                                      --------------------------
                                                       2002              2001
    Statements of Operations Data:                      %                 %
                                                      ------            ------
    Sales                                             102.56            102.82
    Less Excise taxes                                   2.56              2.82
                                                      ------            ------
    Net Sales                                         100.00            100.00
    Cost of Goods Sold                                 66.42             67.40
                                                      ------            ------
    Gross Profit                                       33.58             32.60
                                                      ------            ------
    Retail Operating Expenses                           1.32              1.96
    Marketing Expense                                  16.69             19.47
    General and Administrative Expenses                10.74             11.71
                                                      ------             -----
    Total Operating Expenses                           28.75             33.14
                                                      ------            ------
    Profit / (Loss) from Operations                     4.83             (0.54)
    Other (Income) / Expense                           (0.75)            (0.33)
    Acquisition Expenses                                                  3.47
    Interest Expense                                    3.64              3.93
                                                      ------            ------
    Income (Loss) before income taxes                   1.94             (7.61)
    Provision for income taxes                         (8.74)            (4.43)
                                                      ------            ------
    Net Loss                                           (6.80%)          (12.04%)
                                                       ======           ======

                                           ---------------------------
                                           Year Ended December 31
                                           ---------------------------
                                             2002             2001
    Balance Sheet Data:                        $                $
                                           ----------       ----------
    Cash and Cash Equivalents                 146,800           89,800
    Working Capital                        (4,509,700)      (4,213,200)
    Property and Equipment                 14,159,400       14,640,600
    Deposits and Other Assets                  73,600           87,500
    Total Assets                           22,289,600       23,947,400
    Long-term Debt                          3,920,200        3,775,100
    Obligation Under Capital Lease            193,900          925,000
    Total Liabilities                      15,943,200       16,085,800
    Accumulated Deficit                    (8,494,500)      (6,764,700)
    Shareholder's equity                    6,346,400        7,861,600

Net Sales

      Overall net sales for the year 2002 were $25,433,500, an increase of $1,831,200, or 7.8%, compared to $23,602,300 for the year 2001. Volume increases in the European operations, coupled with price increases in the year 2002 contributed to the increase in sales.

      Domestic Operations: Net sales for the year 2002 were $11,017,900 compared to $10,932,000 for the year 2001, representing a marginal increase of 0.79%. Sales volume decreased by 67 barrels, to 58,616 barrels in the year 2002 from 58,683 barrels in 2001, as a result of a decrease in the sale of the Company's brands (other than Kingfisher) by 2,516 barrels and a decrease in the sale of contract brands by 1,897 barrels, partially offset by a 4,346 barrel increase in the sale of Kingfisher Lager. The increase in the sale of Kingfisher in the year 2002 compared to the year 2001 resulted from the Company's year-round distribution of this product in the year 2002, whereas in the year 2001, it was distributed only for part of the year. The increase in overall net sales during the year 2002 was achieved, despite the drop in the volume of beer sold, mainly by higher wholesale shipments, which represented an increase of $200,700 over the wholesale shipments during the year 2001. Retail sales for the year 2002 showed a decrease of $114,800, to $511,300, when compared to retail sales of $626,100 during 2001.

      European Operations: Net sales for the year 2002 were $14,415,600 ((pound)9,594,400) compared to $12,670,400 ((pound)8,821,200) during 2001, an increase of 13.77%. During the year 2002, UBSN sold 57,072 barrels, an increase of 2,843 barrels, or 5.2%, as compared to 54,229 barrels during 2001. UBSN increased its selling prices at the end of the first quarter of the year 2002. Because of exchange rate fluctuations when measured in United States dollars, when the net sales results are compared in Pounds Sterling, there is an increase of 8.77%.

Cost of Goods Sold:

      Cost of goods sold as a percentage of net sales during the year 2002 was 66.4%, as compared to 67.4% during 2001. The decrease was largely the result of higher sales realization and increases in the cost of materials, which were partly offset by new production efficiency in the US operations.

      Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the year 2002 was 67.1%, as compared to 68.6% during the year 2001, representing a decrease of 1.5%. During the year 2002, there was an increase in bottle prices, minimum wages and insurance costs. These cost increases were offset by improved production efficiency because of installation of a refurbished bottling line at the beginning of the year 2002. The Company relies heavily on natural gas to operate its brewing operations, and electricity to operate its bottling and refrigeration units. Any significant increase in the use or charges of these utilities could significantly impact operations.

      European Operations: Cost of goods sold as a percentage of net sales in the United Kingdom during the year 2002 was 65.9%, as compared to 66.4% during 2001 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing a decrease of 0.5% mainly due to exchange rate fluctuations and cost increases.

Gross Profit

      As a result of the higher net sales described above, gross profit for the year 2002 increased to approximately $8,540,700, an increase of approximately $845,900, or 11%, from $7,694,800 for 2001. As a percentage of net sales, the gross profit during the year 2002 increased to 33.6% from that of 32.6% for 2001, because of the increase in net sales and reduction in cost of sales as discussed above.

Operating Expenses

      Operating expenses for the year 2002 were $7,312,000, a decrease of $510,000, or 6.5%, as compared to $7,822,200 for 2001. Operating expenses consist of retail operating expenses, marketing and distribution expenses, and general and administrative expenses.

      Retail Operating Expenses: Retail operating expenses for the year 2002 were $335,300, representing a decrease of $127,100, or 27.5%, from the year 2001. As a percentage of net sales, retail operating expenses decreased to 1.3% as compared to 1.9% for the year 2001. The decrease in retail operating expenses consisted mainly of decreases in labor expenses, which Management attributes to reduced hours of operation and better utilization of its manpower.

      Marketing and Distribution Expenses: Marketing and distribution expenses for the year 2002 were $4,244,400, representing a decrease of $351,900, or 7.6%, from the year 2001. As a percentage of net sales, marketing and distribution expenses represented 16.7% as compared to 19.5% during the year 2001.

      Domestic Operations: Expenses for the year 2002 were $1,382,300 compared to $1,851,800 during the year 2001, representing a decrease of $469,500. As a percentage of net sales in the United States, the expenses decreased to 12.6% during the year 2002, compared to 16.9% during the year 2001. A portion of the decrease is due to the decrease of $220,600 in marketing and sales labor because of a reduction in the Company's sales force. This reduction in manpower also resulted in following decreases: telephone expenses decreased by $13,900 and travel, entertainment and sampling expenses decreased by $23,800. The Company reduced sales promotion expenses during the year 2002, therefore as compared to the corresponding period of 2001, media advertising decreased by $137,900. Other decreases are as follows: freight decreased by $38,800 and other expenses decreased by $34,500.

      European operations: Expenses for the year 2002 were $2,862,100 compared to $2,744,500 during 2001, representing an increase of $117,600. As a percentage of net sales in the United Kingdom, the expenses decreased to 19.85% during the year 2002 compared to 21.66% during 2002 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The Company increased manpower in the United Kingdom, which necessitated an increase of $76,600 in salary. Distribution and promotional expenses relating to Sun Lik beer increased during the year 2002 by $75,900 compared to the year 2001, because this product was distributed throughout 2002, whereas it was distributed only during part of 2001. The following expenses associated with UBSN's sales of Kingfisher in the United States decreased because the Company began distributing Kingfisher out of its Saratoga Springs facility: reduction in freight of $46,300, and reduction in sales commissions of $20,500. The costs of repair and replacement of beer dispensing equipment installed in bars by the Company decreased by $85,200, and other miscellaneous distribution expenses increased by $117,100.

      General And Administrative Expenses: General and administrative expenses were $2,732,300, representing a decrease of $31,200 over the year 2001. As a percentage of net sales, the general and administrative expenses were 10.7% for the year 2002, as compared to 11.7% for 2001.

      Domestic Operations: General and administrative expenses were $1,664,200, representing a decrease of $15,000 over the year 2001. The Company provided for bad debts of $40,000 for the year 2002 (zero for the year 2001). Salary increased by $25,000 in 2002 because two of the management employees were employed only for part of the year 2001, and insurance expenses increased by $20,200 due to increased premiums. Depreciation decreased by $50,200, bank charges decreased by $18,000, auto expenses decreased by $14,500, postage and telephone expenses decreased by $15,400, and other miscellaneous expenses decreased by $2,100.

      European Operations: General and administrative expenses were $1,068,100, representing a decrease of $16,200 from the year 2001. Bad debts provision increased by $62,100 and depreciation expenses decreased by $39,800. Legal and audit expenses increased by $17,200 and net other miscellaneous expenses decreased by $5,100.

Other Expenses

      Other expenses for the year 2002 totaled $735,400, representing a decrease of $932,200 when compared to the year 2001. The other expenses consist of interest expenses, miscellaneous income, and during the year 2001, acquisition costs. Interest expense decreased by $1,600. Miscellaneous income increased by $121,600 mainly due to UBSN's receipt of an insurance settlement of $119,700 for a claim against a third party with regard to a problem with quality control. The transaction costs of acquiring UBI during the year 2001 amounted to $818,200, including legal and accounting fees, fairness opinions, consulting, finders fees, and other components.

Income Taxes

      The Company has a provision for income taxes of $2,223,100 for 2002, compared to $1,048,600 for the year 2001. The provision for taxes includes a tax of $298,400 related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom and $1,922,600 that reflects a change in the amount of previously recognized deferred tax assets. Due to continued losses, the Company believes that a portion of their deferred tax assets associated with net operating loss carry forwards may expire prior to utilization. In order to utilize these deferred tax assets, the Company would require a minimum of $550,000 in taxable income per year over the life of the loss carryforwards. The Company currently does not generate sufficient income to achieve that level. Due to depreciation differences and foreign income that is not taxable for federal purposes, the taxable income in the United States is significantly less than pretax earnings.

Provision For / Benefit From Income Taxes: As of December 31, 2002, the Company had approximately $9,527,700, $2,821,600, and $1,441,600 of Federal, California and New York net operating losses, respectively, available to carry forward. Of the Federal and New York net operating losses, approximately $2,079,700 will expire in 2012, and the remainder will expire through 2022. The State of California has suspended the ability to use net operating loss carryforwards until 2005. The Company anticipates that any taxable income in California during this period will be offset by investment tax credits. The California net operating losses begin to expire in 2005 and will continue to expire through 2011. The Company also has $66,900 of California Manufactures Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007. The Company has recorded a valuation allowance of $1,922,600 on deferred tax assets for net operating loss carryforwards that may expire prior to utilization. Management believes that the Company could still utilize the deferred tax assets in the ordinary course of business, but due to the significant time period that may elapse before utilization, Management has decided that a valuation allowance was necessary. The Company is implementing various strategies to achieve profits sufficient to utilize these assets.

Net Loss

      The Company's net loss for the year 2002 was $1,729,800, as compared to loss of $2,843,600 for the year 2001. After providing for foreign currency translation adjustment of $42,500 during the year 2002 (it was negative $77,800 for 2001), the comprehensive loss for the year 2002 was $1,687,300, compared to a loss of $2,921,400 in 2001.

Seasonality

      Domestic Operations: Beer consumption nationwide has historically increased by approximately 20% during the summer months. It is not clear to what extent seasonality will affect the Company as it expands its capacity and its geographic markets.

      European Operations: Beer consumption in the United Kingdom, Ireland, and continental Europe has historically increased during the winter months. Although it is not clear to what extent seasonality and the expansion of its geographic markets will affect the Company, it is believed that the seasonality difference between the United States and United Kingdom-European markets will benefit the Company overall.

Capital Demands

      The Saratoga Springs facility commenced brewing operations in February 1998. Both the Ukiah and Releta facilities have been operating at significantly less than full capacity during 2002. Both breweries have placed demands upon the Company's assets and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations.

      The Company has yet to complete the build-out of its administrative space and the exterior landscaping of the Ukiah facility. Completion of the construction is a condition to the issuance of a final certificate of occupancy. However, the Ukiah brewery has been operating under a temporary certificate of occupancy from the City of Ukiah since 1998 with no adverse consequences. The Company does not plan to revisit completion of the project until it has the available funds to do so. If, in the future, the Company decides to complete the construction and landscaping, the remaining work and the estimated cost thereof are as follows: covering the parking lot with asphalt, approximately $30,000; building a concrete sidewalk to one of the entrances of the brewery building, approximately $10,000.

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

Brewing Contract with Wolavers Enterprises, LLC.

      During September 2000 the Company entered into an agreement with Wolaver's Enterprises, LLC, ("Wolaver's") a Florida limited liability company, to brew, on a contract basis, their line of organic beers. The Company produced 3,500 barrels of Wolaver's brand beer during year 2002, compared to 3,442 barrels during the year 2001. In July 2002, Wolaver's informed the Company that it had merged with Otter Creek Brewing Company in Middlebury, Vermont. Because of the merger, Wolaver's requested termination of the brewing contract, and the Company agreed to terminate the brewing contract effective as of December 31, 2002. Termination of this contract will increase the Company's unused brewing capacity. The Company will continue to look for opportunities to utilize its brewing facilities at a greater capacity.

Liquidity and Capital Resources

      Master Line of Credit. On August 31, 1999, MBC and one of its principal shareholders, UBA, entered into a Master Line of Credit Agreement, which was subsequently amended on April 28, 2000, and February 12, 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000. As of December 31, 2002, the aggregate amount drawn under the Credit Agreement, together with interest accrued thereon, was approximately $1,836,300, an increase of $93,300 over the amount the Company had drawn (together with interest due thereon) as of December 31, 2001, which was approximately $1,743,000. The Company and UBA executed an Extension of Term of Notes under Master Line of Credit Agreement in February of 2002, which was later amended in August of 2002, and March of 2003 (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the UBA Notes for a period ending on June 30, 2003. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which provides a written confirmation that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes. (For further information about the Credit Agreement please refer to "PART III, Item 12 - Certain Relationships and Related Transactions -Master Line of Credit Agreement," below.)

      Long Term Debt: MBC has obtained a $2.7 million loan from Savings Bank of Mendocino County ("SBMC"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan is payable in monthly installments of $24,443 including interest at the rate of 7.24%, maturing December 2012 with a balloon payment in the amount of $932,600. The interest rate is adjusted on every five year anniversary of the agreement to the Treasury Constant Maturity Rate plus 4.17%. The amount of the balloon payment will vary depending on the change in interest rates over the years. In addition to the Ukiah land and facility, this loan is secured by some of the other assets of the Company (other than the Releta facility), including, without limitation, most of the Company's equipment.

      Shareholder Commitment: UBA, the Company's second-largest shareholder, has provided the Company with a credit facility. The company has borrowed the maximum amount available under this facility. (See discussion above under "Overview." For mote information about this facility please see "ITEM III - Certain Relationships and Related Transactions - Master Line of Credit," below).

      Equipment Lease: FINOVA Capital Corporation leased new brewing equipment with a total cost of approximately $1.78 million to MBC for a term of 7 years (beginning December 1996) with monthly rental payments of approximately $27,100 each. At expiration of the initial term of the lease, the Company anticipates that it will exercise its option to either purchase the equipment at its then current fair market value but not less than 25% nor more than 30% of the original cost of the equipment, or extend the term of the lease for an additional year at approximately $39,000 per month with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable.

Other Loans and Credit Facilities.

      CIT Group/Credit Finance Line of Credit: The CIT Group/Credit Finance, Inc. has provided the Company a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, originally scheduled to mature on September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which was repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700.

      On January 17, 2003, CIT group amended the facility and extended the term of the facility to expire on November 30, 2003. This amendment increased the maximum credit available to $3,500,000 and provided a term loan of $750,000 consisting of the original balance of $346,300 and a new term loan of $403,700 repayable in 30 equal consecutive monthly installments of $24,733, commencing February 1, 2003, with a final payment of $8,016. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of December 31, 2002, the total amount outstanding on the line of credit was approximately $1,920,379.

      Savings Bank of Mendocino Line of Credit: On June 25, 2001, Savings Bank of Mendocino County ("SBMC") extended a revolving line of credit in the principal amount of $250,000 to the Company, secured by the existing assets of the Company and by a personal guarantee by Dr. Vijay Mallya. The rate of interest on the facility was the adjusted base commercial rate of SBMC on the first and fifteenth day of each month, plus one percent, which was 8%. This line of credit was paid down and terminated in November of 2001.

      Necor Bank Limited Option Facility: Necor Bank Limited, a South African registered company, has provided UBSN with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of December 31, 2002 was approximately $580,800.

      Shepherd Neame Loan: Shepherd Neame has a contract with UBSN to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of 600,000 Pounds Sterling to UBSN, repayable in monthly installments of 5,000 Pounds Sterling per month, commencing in June 2003. The loan carries an interest rate of 5%. (For more information about this loan please see "PART III -- Certain Relationships and Related Transactions -- Loan Agreement Between UBSN and Shepherd Neame," below.)

      Interest: The weighted average interest rates paid on the Company's U.S. debts (including the long term capital lease of equipment by FINOVA Capital Corporation Inc.) was 8.19% for the year 2002 and 9.57% for the year 2001.

      Keg Management Arrangement: The Company has entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. The agreement has been extended on a monthly basis since September 2002. If, on any given month, the agreement is not extended and terminates, the Company is required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available. However, there can be no assurance that the Company will be able to finance the purchase of kegs. Failure to extend the contract or failure to purchase the necessary kegs from MicroStar on termination of contract is likely to have a material adverse effect on the Company.

      Overdue Property Taxes: As of December 31, 2002, the delinquent property taxes due on the Company's Ukiah property, including penalties and interest, totaled $540,300. This amount represents the overdue taxes for the period from April of 1999 to April of 2002. The taxes due for the 2002 to 2003 tax year total approximately $117,000, for an aggregate outstanding tax bill of $657,000. If the default continues beyond June 2004, the Mendocino County Tax Collector will have the power to auction the property in order to collect on the overdue bill. Management has entered into negotiations with the County to develop a payment plan for the outstanding amounts in order to and settle the overdue taxes. The Company and the County have not yet reached agreement on the terms of the payment plan, but the Company anticipates that the initial payment under the plan will be an amount equal to 20% or more of the taxes then due. The balance of the overdue taxes would then be paid in four subsequent annual installments, on or before April 10 of each year, of 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. In addition, all current and future property taxes coming due each year during the plan must be paid before their respective due dates. Because of the large amount of taxes owed, and the County's ability to sell the Ukiah property to satisfy a delinquency, failure to either enter into a payment plan satisfactory to the County, or to settle the tax dues in full before June 2004 may have serious adverse effect on the Company's business and financial condition.

      Current Ratio: The Company's ratio of current assets to current liabilities on December 31, 2002 was 0.64 to 1.0 and its ratio of total assets to total liabilities was 1.4 to 1.0. On December 31, 2001, the Company's ratio of current assets to current liabilities was 0.63 to 1.0 and its ratio of total assets to total liabilities was 1.49 to 1.0.

      Impact of Expansion on Cash Flow: The Company must make timely payment of its debt and lease commitments to continue its operations. Unused capacity at the Ukiah and Saratoga Springs facilities has placed demands on the Company's working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities. Management had success in negotiating these credit facilities in the past and expects to successfully negotiate these facilities in the future. However, there can be no assurance that the Company will have access to any such sources of funds in the future, and the inability to secure sufficient funds will have a materially adverse effect on the Company. Further, the CIT Group line of credit is due for renewal in November 2003, and the Finova Lease terminates in November 2003. Failure to renew these facilities would have a material adverse impact on the Company.

      Related Party Transactions: During 2001 and 2002, MBC and its subsidiaries entered into or amended several agreements with affiliated and related entities. Among these were a Brewing Agreement and a Loan Agreement between UBSN and Shepherd Neame; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. (For more information on all of these agreements please see "PART III -- Certain Relationships and Related Transactions," below.)

Item 7. Financial Statements.

      The information required by this item is set forth at Pages F-1 through F-16 to this Annual Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers of the Company

      The following table sets forth the names, ages as of February 28, 2003 , and certain information regarding each of the Company's current Directors and executive officers:

                                                                                      Director
Name                                 Age   Position                                     Since
----                                 ---   -------                                    --------
H. Michael Laybourn                  64    Director                                     1993
Vijay Mallya, Ph.D.                  48    Director, Chairman of the Board, and         1997
                                           Chief Executive Officer
Jerome G. Merchant*+                 41    Director                                     1997
Mahadevan Narayanan                  45    Chief Financial Officer and Secretary        -----
R.H.B. (Bobby) Neame                 69    Director                                     1998
Sury Rao Palamand, Ph.D.*+           72    Director                                     1998
Kent D. Price*+                      59    Director                                     1998
Yashpal Singh                        57    Director and President                       1997
David R. Townshend                   56    Director                                     2001

--------------

 *     Member of the Audit/Finance Committee.

 +     Member of the Compensation Committee.

      H. Michael Laybourn, co-founder of the Company, served as the Company's President from its inception in 1982 through December, 1999, and as its Chief Executive Officer from inception through October 1997. Mr. Laybourn was elected a Director in November 1993 when the Company began the process of converting from a limited partnership to a corporation and served as Chairman of the Board from June 1994 through October 1997. Mr. Laybourn is a former Vice President of the California Small Brewers Association and a former Chairman of the Board of Directors of the Brewers Association of America. Mr. Laybourn holds a Bachelor of Fine Arts degree from Arizona State University.

      Vijay Mallya, Ph.D., became Chairman of the Board and Chief Executive Officer of the Company in October 1997. Dr. Mallya has been the Chairman of several companies since 1983. Dr. Mallya is Chairman of UBICS, Inc., United Breweries Limited, UB Engineering Limited, Mangalore Chemicals and Fertilizers Ltd., Herbertsons Limited, McDowell & Co. Ltd., and other affiliated companies (collectively the "UB Group"). United Breweries Limited and McDowell & Co., Ltd. are two of Asia's leading beer and spirits companies. The UB Group has annual sales in excess of (US) $1 Billion. He also sits on boards of several foreign companies and organizations including companies comprising the UB Group, The Institute of Economic Studies (India), and the Federation of the Indian Chamber of Commerce and Industries. Dr. Mallya was recently elected to serve as a member of the Upper House of the Indian Parliament. Dr. Mallya holds a Bachelor of Commerce degree from the University of Calcutta in India and an honorary Doctorate in Business Administration from the University of California, Irvine.

      Jerome G. Merchant became a Director in October 1997 and was Chief Financial Officer of the Company from November 1997 to October, 1998. Mr. Merchant currently serves as the Strategic Planning Consultant to the Chairman's Office of the Company and has served in such capacity since July 1996. Since April 1993, Mr. Merchant has served in various capacities for Cal Fed Investments, a wholly owned subsidiary of Cal Fed Bank. He was responsible for the due diligence and monitoring of all investment products for Cal Fed Investments. As a result of the acquisition of Cal Fed Bank by Citigroup, Mr. Merchant is currently serving as a Vice President and Regional Sales Director for Citigroup. Mr. Merchant received his Bachelor of Science degree in Managerial Economics-Finance from the University of California, Davis.

      Mahadevan Narayanan joined the company in early 2001 as Secretary, Corporate Controller and Chief Financial Officer. Before joining the Company, he served the United Breweries Group in India for the prior 17 years in various financial and accounting capacities. Mr. Mahadevan was most recently employed as Senior Manager of Accounting Services of Herbertsons Ltd. for the past six years. He holds a Bachelor of Science degree in Mathematics from Madurai Kamaraj University in India and is an associate member of the Institute of Chartered Accountants of India.

      R.H.B. (Bobby) Neame became a Director in January 1998. Mr. Neame has served as the Chairman of Shepherd Neame Ltd. for more than thirty years. Shepherd Neame Ltd. has operated as a brewery in England for 300 years, making it England's oldest continuously operating brewery.

      Sury Rao Palamand, Ph.D., became a Director in January 1998. Dr. Palamand is the president of Summit Products, Inc., a beverage development firm serving the beverage industry; Chairman of the Southend Management, LLC which owns and operates a chain of restaurant breweries in the States of North Carolina, South Carolina, and Florida; and President of the Historic Lemp Brewery, LLC, which develops micro breweries and restaurants. From 1966 to 1989, Dr. Palamand served as Director, Beer and New Beverage Development for Anheuser-Busch Companies, Inc. Dr. Palamand holds a Master of Science in Chemistry from the University of Bombay, India and a Master of Science and Doctorate in Food and Flavor Technology from the Ohio State University, Columbus Ohio, USA.

      Kent D. Price became a Director in January 1998. He is currently the President and CEO of Robert Kent and Company, an investment and consulting company. Additionally, he is currently the Chairman of Fluid, Inc., President of Parker Price Venture Capital, and a Director of Capital Markets Company. From August 1994 until July 1998, he was employed by IBM Banking, Finance and Securities Industries as General Manager of Securities and Capital Markets. From 1993 through August 1994, he served as Chairman and Chief Executive Officer of the Bank of San Francisco. He currently serves as a Director of The San Francisco Company, which is the holding company for the Bank of San Francisco. He also sits on the board of the American Bridge Company. Mr. Price received a Bachelor of Arts in history and politics and a Master of Arts in Slavic studies from the University of Montana and attended Oxford University as a Rhodes Scholar.

      Yashpal Singh, President of the Company since January 2000, became a Director in October 1997 and has served as its Executive Vice President and Chief operating Officer since May 1998. From May 1997 to March 1998, Mr. Singh served as Executive Vice-President- Operations for UBA, an affiliate of the Company (see "Security Ownership of Certain Beneficial Owners and Management," below) In that capacity, he was responsible for UBA's United States brewing operations. Between 1992 and 1997, Mr. Singh also served as Senior Vice President-Operations for United Breweries Ltd., an Indian Corporation, where he was responsible for the operations of 12 breweries, instituting new projects, and technical and operational evaluation of potential acquisition opportunities worldwide. Mr. Singh has over 38 years of experience in the brewing industry. Mr. Singh holds a Bachelors degree in Science from Punjab University in India, and has graduate training in the fields of Brewing, Malting, and Mineral Water Technology. Mr. Singh is an associate member of the Institute of Brewing, London; a member of the Master Brewers Association of America; and was a former executive member of the Managing Committee of the All India Brewer's Association.

      David Townshend became a Director in 2001. He is also a Director of UBSN, and has been the General Manager of UBSN since 1990. Mr. Townshend's responsibilities encompass all aspects of UBSN's operations.

Prior to his promotion to General Manager of UBSN, Mr. Townshend served as Transport Manager for Shepherd Neame Limited, where his responsibilities included distribution and customer services.

      Based solely on its review of the Forms 4 and 5 furnished to the Company during and with respect to the year 2002, the Company is not aware of any person that was a Director, officer, or greater than 10% beneficial owner of the Company that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 10. Executive Compensation.

Executive Compensation

      The following table sets forth the annual compensation, including salary, bonuses, and certain other compensation, paid by the Company to its Chief Executive Officer and most highly-compensated executive officers during each of the fiscal years ended December 31, 2000, 2001 and 2002. None of the Company's other executive officers received total compensation in excess of $100,000 in any of those years.

SUMMARY COMPENSATION TABLE

                              Annual Compensation                             Long-Term Compensation
                   -------------------------------------------  ---------------------------------------------------
                                                                         Awards                    Payouts
                                                                -------------------------  ------------------------
                                                                Restricted    Securities
                                                Other Annual      Stock       Underlying     LTIP      All Other
      Name                 Salary     Bonus     Compensation     Award(s)      Options/    Payouts    Compensation
  And Principal    Year      ($)       ($)          ($)            ($)           SARs        ($)          ($)
    Position                                                                     (#)
------------------ ------ ---------- --------- ---------------  ------------  -----------  --------   -------------
Vijay Mallya,      2002    $120,000     $0.00        $0.00
Chief Executive    2001    $120,000     $0.00        $0.00
Officer            2000    $120,000     $0.00        $0.00

Yashpal Singh,     2002    $115,500   $37,035      $11,539*
President          2001    $115,965   $33,212      $ 9,983*
                   2000    $106,267   $30,050      $ 9,027*

* The value of the executive's medical benefits makes up approximately 80% of each of these amounts.

Compensation of Directors

      The Company compensates each non-employee Director for his attendance at the meetings of the Board of Directors and for his attendance at meetings of committees of the Board of Directors. Each year, the Company grants to each non-employee Director the number of shares of the Company's common stock having fair market values of $3,000 for each board meeting, and $1,000 for each committee meeting that such Director attended during the prior year. The Company also grants each non-employee Director options to purchase such number of shares of the Company's common stock having a fair market value of $25,000 on an annual basis.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock as of February 28, 2003, for (a) each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock or Series A Preferred Stock; (b) each Director; and (c) all Directors and executive officers of the Company as a group. Except as noted, the Company believes that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                                       Shares
                                                    Beneficially     Approximate
                       Name                           Owned(1)       Percentage
                       ----                         ------------     -----------
United Breweries of America, Inc.+                    3,087,818(2)      27.4%

Inversiones Mirabel S.A.                              5,500,000         48.8%
Hong Kong Bank Building
6th Floor, Samuel Lewis Avenue
P O Box 6-4298, El Dorado
Panama City

Vijay Mallya, Ph.D.+                                  8,587,818(3)      76.2%

H. Michael Laybourn++                                   354,254(4)       3.1%

R.H.B. (Bobby) Neame                                    127,810(5)       1.1%
        c/o Shepherd Neame, Ltd.
        17 Court Street.
        Faversham, Kent ME13 3AX
        United Kingdom

Kent Price                                              180,097(5)       1.6%
        c/o Robert Kent and Company
        Wood Island #308
        60 E. Sir Francis Drake Blvd.
        Larkspur, CA 94939

Sury Rao Palamand, Ph.D.                                147,500(5)       1.2%
        50 Crestwood Executive Center, Suite 207
        St. Louis, MO 63126

Jerome G. Merchant+                                     195,964(5)       1.7%

Yashpal Singh++                                              --          --

David Townshend                                              --          --
        c/o UBSN Limited
        17 Court Street
        Faversham, Kent ME13 3AX
        United Kingdom

All Directors and executive officers as a group       9,593,443(6)        82%
(8 persons)

SERIES A PREFERRED STOCK:

H. Michael Laybourn                                       6,100          2.7%
All Directors and executive officers as a group           6,100          2.7%
(8 persons)

--------------

+     Three Harbor Drive, Suite 115, Sausalito, CA 94965

++    1601 Airport Road, Ukiah, CA 95402

(1) Applicable percentages of ownership are based on 11,266,874 shares of Common Stock outstanding. Shares of Common Stock subject to a contract of purchase or options currently exercisable or exercisable within 60 days after the date of this Statement are deemed outstanding for computing the percentage ownership of the person obligated to purchase the shares or holding the options, but are not deemed outstanding for computing the percentage of any other person.

(2) Does not include (i) 1,233,591 shares issuable upon conversion of certain convertible notes issued to UBA to terminate an existing Master Line of Credit Agreement and convert certain outstanding Notes into shares of Common Stock (see "PART III - Item 12, Certain Relationships and Related Transactions," below), or (ii) 882,057 outstanding shares which are held in the aggregate by Messrs. Laybourn, Scahill, Franks, and Barkley and which, pursuant to a Shareholders' Agreement, are subject to (A) a right of first refusal to purchase, held by the Company, which may become exercisable within 60 days, and (B) the requirement that the owners of record vote such shares for four Directors designated by UBA and two additional independent Directors who are acceptable to UBA.

(3) Includes all shares held by UBA and Inversiones. Dr. Mallya may be deemed to be a beneficial owner of UBA and Inversiones because they are both controlled by Golden Eagle Trust, which in turn is controlled by persons who may exercise discretion in Dr. Mallya's favor among others. Dr. Mallya is also the Chairman and Chief Executive Officer of UBA. Does not include
      (i) 1,224,201 shares issuable upon conversion of certain convertible notes issued to UBA to terminate an existing Master Line of Credit Agreement and convert certain outstanding Notes into shares of Common Stock. (See "PART III - Item 12, Certain Relationships and Related Transactions," below).

(4) Includes 68,077 shares subject to options exercisable or will be exercisable within 60 days. Does not include 3,683,698 currently outstanding shares held by UBA, Messrs. Scahill, Franks, and Barkley, all of which are subject to Shareholders' Agreement which requires the parties thereto to vote for one Director designated by Mr. Laybourn.

(5) Includes 90,299 shares subject to options which are presently exercisable or will be exercisable within 60 days.

(6) Does not include 595,880 outstanding shares held by Messrs. Scahill, Franks, and Barkley pursuant to a Shareholders' Agreement which requires the parties thereto to vote for four Directors designated by UBA, one Director designated by Mr. Laybourn, and two additional independent Directors who are acceptable to UBA, and which grants UBA a right of first refusal with respect to such shares. Includes 429,273 shares subject to options which are presently exercisable or will be exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions.

      Acquisition of UBI.

      Effective as of August 13, 2001, the Company consummated a shareholder-approved transaction by which it purchased all of the issued and outstanding capital stock of UBI in exchange for 5,500,000 shares of the Company's Common Stock. UBI has as its wholly-owned subsidiary UBSN. At the time of the acquisition, UBI was owned by Inversiones, which was in turn owned by Golden Eagle Trust, a trust formed under the laws of the Isle of Man (part of the United Kingdom) ("Golden Eagle"). The Company's Chairman of the Board and Chief Executive Officer, Dr. Vijay Mallya, may be deemed to be a beneficial owner of, and therefore have a material financial interest in, Golden Eagle because the Golden Eagle trustees may exercise discretion in favor of Dr. Mallya or his beneficiaries. Dr. Mallya is also a member of the board of directors of UBSN.

      Prior to the Acquisition, Golden Eagle had already held a controlling interest in the Company through its controlling (97%) interest in UBA, which owns 3,087,818 shares of the Company's Common Stock (representing 55.3% of the Company's Common Stock outstanding prior to the acquisition). As a result of its ownership or control of Inversiones and UBA, Golden Eagle currently controls of record 8,587,818 shares, or 76.2%, of the Company's outstanding shares of Common Stock.

      As described below, under the heading "Master Line of Credit Agreement," UBA also has the right, under the terms of certain convertible promissory notes issued to it by the Company, to convert the outstanding principal and interest under such notes into additional shares of the Company's common stock (the "Conversion Rights"). If the Conversion Rights were to be exercised in full, UBA could acquire an additional 1,233,591 shares of the Company's Common Stock, representing an additional 9.9% of the Company's outstanding Common shares after such conversion, which would increase its ownership percentage to approximately 35% (and the interest of Golden Eagle to approximately 79%). UBA also has an agreement with certain of the Company's original founders under which it holds rights of first refusal to acquire from them up to an additional 882,057 shares of Common Stock. These shares would represent 7% of the Company's currently outstanding shares of Common Stock, increasing UBA's total ownership (including the conversion shares) to 5,203,466 shares of Common Stock and its ownership percentage to 42%. The exercise of these rights of first refusal would also increase the number of shares controlled by Golden Eagle to 10,703,466, and its ownership percentage to 86%.

      Master Line of Credit Agreement

      On August 31, 1999, the Company and UBA entered into a Master Line of Credit Agreement, which was subsequently amended in April of 2000, and February of 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000.

      As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen (18) month promissory notes issued by the Company to UBA (the "UBA Notes"). As of February 28, 2003, the aggregate outstanding principal amount of the UBA Notes was $1,515,371, and the accrued but unpaid interest thereon was equal to approximately $335,016.

      The UBA Notes require the Company to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted the Company to capitalize all accrued interest, therefore, the Company has borrowed the maximum amount available under the facility. Upon maturity of any UBA Note, unless UBA has given the Company prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Note may be converted, at the option of UBA, into shares of the Company's common stock. If UBA does not elect to so convert any UBA Note upon maturity, it has the option to extend the term of such UBA Note for any period of time mutually agreed upon by UBA and the Company. During the extended term of any UBA Note, UBA has the right to require the Company to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days.

      On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which provides a written confirmation that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

      The Company and UBA executed an Extension of Term of Notes under Master Line of Credit Agreement in February of 2002, which was later amended in August of 2002 and March of 2003 (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the UBA Notes for a period ending on June 30, 2003.

License of the Kingfisher Trademark

      UBI licenses the trademark Kingfisher (the "Mark") from UB Limited, pursuant to a License Agreement dated October 9, 1998 and amended pursuant to a Supplemental Agreement dated October 22, 2001 (together, the "License Agreement"). Under the terms of the License Agreement, UB Limited has granted UBI and UBSN the exclusive right to use the Mark in a number of European countries, including among others Austria, Belgium, Italy, France, Germany, Ireland, the Netherlands, Spain, Sweden and the United Kingdom (collectively, the "Licensed Territory"). UB Limited, which owns the Mark, is responsible for maintaining the registration of the Mark in all relevant market areas. The License Agreement, which will expire on October 9, 2013, also provides that neither party may transfer its rights or obligations thereunder to any other person or entity unless the transferee enters into an agreement to be bound by the obligations of the transferor.

      In July 2001 MBC entered into a Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., a Delaware corporation affiliated with UB Limited, pursuant to which MBC obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. Because the Company's Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the Board of UB Limited, this transaction represented by this license agreement may be deemed to be a related party transaction. Under its terms, this agreement will remain in effect for so long as the Distribution Agreement (described below) between UBI and UBSN does. Currently, that agreement is scheduled to expire in October 2013.

Distribution Agreement

      UBI entered into a Distribution Agreement with its wholly-owned subsidiary UBSN on October 9, 1998. Under this agreement, which was subsequently amended by a Supplemental Agreement dated as of October 24, 2001 (together, the "Distribution Agreement"), UBI granted UBSN an exclusive sublicense for the distribution of all lager and other beer products brewed or prepared for sale in the United Kingdom, Ireland, and 17 countries in continental Europe (the "European Territory"), and a sublicense to use the Kingfisher trademark and trade name, to manufacture, package, market, distribute, and sell beer and other products using the Kingfisher trademark and logo, and to enter into the Brewing Agreement described below. The Distribution Agreement, which also requires UBSN to pay UBI a royalty fee of 50 British pence for every 100 liters of beer brewed for sale in the territory described above, will expire (unless its term is extended) in October 2013.

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

      The Brewing Agreement, which was entered into (and amended) in conjunction with the Loan Agreement described below, grants Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, and with respect to the distribution of such products elsewhere in the European Territory, UBI and UBSN further agreed that they would require any other distributor of such products (subject to applicable laws and regulations) both to obtain such products directly from a company related to UBI or its subsidiaries and to refrain from seeking customers, or establishing a distribution network for such products, in the United Kingdom. In exchange, Shepherd Neame agreed to brew and/or supply Kingfisher Lager and related products to UBSN for destinations within (and, with the consent of Shepherd Neame, outside) the United Kingdom. The price UBSN pays to Shepherd Neame for brewing Kingfisher Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Lager and other factors.

Loan Agreement Between UBSN and Shepherd Neame

      Concurrently with the Brewing Agreement described above, UBSN and Shepherd Neame entered into a Loan Agreement, under which on or about October 24, 2001, Shepherd Neame advanced to UBSN 600,000 Pounds Sterling (the full amount available under the Loan Agreement), at a fixed interest rate of 5%, for general corporate purposes. This loan is payable in ten annual installments of 60,000 Pounds Sterling each, commencing on June 30, 2003 and continuing on each anniversary thereof until the Loan is fully repaid. Any remaining balance of principal or interest will become due and payable (and the loan will terminate) on June 30, 2013. It will be an event of default under the Loan Agreement, and the lender will have the right, at will, not only to cancel the Loan Agreement and accelerate all sums due under it, but also to terminate the Brewing Agreement, if UBSN terminates or defaults under the brewing Agreement, or if either the UBI License or the UBSN License is terminated (except in accordance with their terms or in connection with the parties' entry into an equivalent Brewing Agreement).

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

Item 13. Exhibits and Reports on Form 8-K.

   (a)   Exhibits

  Exhibit
  Number            Description of Document
  --------          -----------------------
    3.1      (T)    Articles of Incorporation of the Company, as amended.

    3.2      (T)    Bylaws of the Company, as amended.

   10.1      (A)    Mendocino Brewing Company Profit Sharing Plan.

   10.2      (T)    Amended 1994 Stock Option Plan

   10.3      (A)    Wholesale Distribution Agreement between the Company and Bay
                    Area Distributing.

   10.4      (A)    Wholesale Distribution Agreement between the Company and
                    Golden Gate Distributing.

   10.5      (B)    Liquid Sediment Removal Services Agreement with Cold Creek
                    Compost, Inc.

   10.6      (A)    Lease Agreement between the Company and Kohn Properties.

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

   10.10     (F)+   Keg Management Agreement with MicroStar Keg Management LLC.

   10.11 (G) Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).

   10.12     (H)    Manufacturing Business Expansion and Relocation Agreement
                    with the City of Ukiah.

   10.13     (H)    Manufacturing Business Expansion and Relocation Agreement
                    with the Ukiah Redevelopment Agency.

   10.14     (I)    $2,700,000 Note in favor of the Savings Bank of Mendocino
                    County.

   10.15     (I)    Hazardous Substances Certificate and Indemnity with the
                    Savings Bank of Mendocino County.

   10.16     (J)    Equipment Lease with FINOVA Capital Corporation.

   10.17     (J)    Tri-Election Rider to Equipment Lease with FINOVA Capital
                    Corporation.

   10.18     (J)    Master Lease Schedule with FINOVA Capital Corporation.

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

   10.22     (L)    Indemnification Agreement with Vijay Mallya.

   10.23     (L)    Indemnification Agreement with Michael Laybourn.

  Exhibit
  Number            Description of Document
  --------          -----------------------
   10.24     (L)    Indemnification Agreement with Jerome Merchant.

   10.25     (L)    Indemnification Agreement with Yashpal Singh.

   10.27     (L)    Indemnification Agreement with Robert Neame.

   10.28     (L)    Indemnification Agreement with Sury Rao Palamand.

   10.29     (L)    Indemnification Agreement with Kent Price.

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

   10.33     (N)    Employment Agreement with Yashpal Singh.

   10.35     (O)    Master Loan Agreement between the Company and the United
                    Breweries of America Inc.

   10.36     (O)    Convertible Note in favor of the United Breweries of America
                    Inc. dated Sept. 7, 1999

   10.37     (P)    Convertible Note in favor of the United Breweries of America
                    Inc. dated October 21, 1999

   10.38     (P)    Convertible Note in favor of the United Breweries of America
                    Inc. dated November 12, 1999

   10.39     (P)    Convertible Note in favor of the United Breweries of America
                    Inc. dated December 17, 1999

   10.40     (P)    Convertible Note in favor of the United Breweries of America
                    Inc. dated December 31, 1999

   10.41     (P)    Convertible Note in favor of the United Breweries of America
                    Inc. dated February 16, 2000

   10.42     (P)    Convertible Note in favor of the United Breweries of America
                    Inc. dated February 17, 2000

   10.43     (P)    Convertible Note in favor of the United Breweries of America
                    Inc. dated April 28, 2000

   10.44     (P)    First Amendment to Master Loan Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000

   10.45     (Q)    Convertible Note in favor of the United Breweries of America
                    Inc. dated September 11, 2000

   10.46     (Q)    Convertible Note in favor of the United Breweries of America
                    Inc. dated September 30, 2000

   10.47     (Q)    Convertible Note in favor of the United Breweries of America
                    Inc. dated December 31, 2000

   10.48     (Q)    Convertible Note in favor of the United Breweries of America
                    Inc. dated February 12, 2001

   10.49     (R)    Convertible Note in favor of the United Breweries of America
                    Inc. dated July 1, 2001

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

   10.52     (T)    License Agreement between United Breweries Limited and
                    United Breweries International (UK), Limited

   10.53     (T)    Supplemental Agreement to License Agreement between United
                    Breweries Limited and United Breweries International (UK),
                    Limited

   10.54     (T)    Distribution Agreement between United Breweries
                    International (UK), Limited. and UBSN, Ltd.

   10.55     (T)    Supplemental Agreement to Distribution Agreement between
                    United Breweries International (UK), Limited. and UBSN, Ltd.

   10.56     (T)    Market Development, General and Administrative Services
                    Agreement between Mendocino Brewing Company, Inc. and UBSN,
                    Ltd.

  Exhibit
  Number            Description of Document
  --------          -----------------------
   10.57     (T)    Contract to Brew and Supply Kingfisher Products among
                    Shepherd Neame, Limited, United Breweries International
                    (UK), Limited. and UBSN, Ltd.

   10.58     (T)    Supplemental Agreement to Contract to Brew and Supply
                    Kingfisher Products among Shepherd Neame, Limited, United
                    Breweries International (UK), Limited. and UBSN, Ltd.

   10.59     (T)    Loan Agreement between Shepherd Neame, Limited and UBSN,
                    Ltd.

   10.60     (T)    Brewing License Agreement between UBSN, Ltd. and Mendocino
                    Brewing Company, Inc.

   10.61     (T)    Kingfisher Trade Mark and Trade Name License Agreement
                    between Kingfisher of America, Inc. and Mendocino Brewing
                    Company, Inc.

   10.62     (U)    First Amendment to Extension of Term of Notes Under Master
                    Line of Credit Agreement between Mendocino Brewing Company,
                    Inc. and United Breweries of America, Inc., dated November
                    13, 2002.

   10.63     (U)    Second Amendment to Extension of Term of Notes Under Master
                    Line of Credit Agreement between Mendocino Brewing Company,
                    Inc. and United Breweries of America, Inc., dated March,
                    2003.

   10.64 Amendment to Loan and Security Agreement between Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC and the CIT Group/Business Credit, Inc., dated January 17, 2003.

   99.1             Certification Pursuant to Title 18, U.S.C. Section 1350

                    NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

             (A) The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

             (B) The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

             (C) The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

             (D) The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

             (E) The Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.

             (F) The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996

             (G) The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995

             (H) The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996

             (I) The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997

             (J) The Company's Registration Statement dated February 6, 1997, as amended, Registration No. 33-15673

             (K) Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya

             (L) The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998

             (M) The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998

             (N) The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999

             (O) Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

             (P) Amendment No. 6 to Schedule l3D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

  Exhibit
  Number            Description of Document
  --------          -----------------------
             (Q)    Amendment No. 7 to Schedule 13D filed February 22, 2001, by
                    United Breweries of America, Inc. and Vijay Mallya.

             (R) Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

             (S) The Company's Current Report on Form 8-K filed as of February 19, 2002

             (T) The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001

             (U) Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya


             + Portions of this Exhibit were omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

        (b)    Current Reports on Form 8-K

               During the fourth quarter of 2002, the Registrant did not file any Current Reports on Form 8-K.

Item 14. Controls and Procedures.

      The Company's Management including the Chief Executive Officer, President and Chief Financial Officer, have evaluated, within 90 days prior to the filing of this annual report, the effectiveness of the design, maintenance, and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

      Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

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

                                    (Registrant) Mendocino Brewing Company, Inc.


                                    By: /s/ Vijay Mallya
                                        ----------------------------------------
                                        Vijay Mallya, Chairman of the Board and
                                                         Chief Executive Officer
                                                            Date: March 31, 2003

      Pursuant to the requirements of Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    By: /s/ Vijay Mallya
                                        ----------------------------------------
                                        Vijay Mallya, Chairman of the Board and
                                                         Chief Executive Officer
                                                            Date: March 31, 2003


                                    By: /s/ Yashpal Singh
                                        ----------------------------------------
                                        Yashpal Singh, President and Director
                                                            Date: March 31, 2003


                                    By: /s/ Jerome G. Merchant
                                        ----------------------------------------
                                        Jerome G. Merchant, Director
                                                            Date: March 31, 2003


                                    By: /s/ N. Mahadevan
                                        ----------------------------------------
                                        N. Mahadevan, Secretary and
                                                         Chief Financial Officer
                                                            Date: March 31, 2003


                                    By: /s/ H. Michael Laybourn
                                        ----------------------------------------
                                        H. Michael Laybourn, Director
                                                            Date: March 31, 2003


                                    By: /s/ R.H.B. Neame
                                        ----------------------------------------
                                        R.H.B. Neame, Director
                                                           Date: March 31 , 2003


                                    By: /s/ Kent Price
                                        ----------------------------------------
                                        Kent Price, Director
                                                            Date: March 31, 2003


                                    By: /s/ Sury Rao Palamand
                                        ----------------------------------------
                                        Sury Rao Palamand, Director
                                                            Date: March 31, 2003


                                    By: /s/ David Townshend
                                        ----------------------------------------
                                        David Townshend, Director
                                                            Date: March 31, 2003

                                 CERTIFICATIONS

                    Statement of Principal Executive Officer

I, Dr. Vijay Mallya, certify that:

1. I have reviewed this annual report on Form 10-KSB of Mendocino Brewing Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        /s/ Dr. Vijay Mallya
        ---------------------
        Dr. Vijay Mallya, Chairman of the Board and Chief Executive Officer
        Date: March_31, 2003

                    Statement of Principal Financial Officer

I, N. Mahadevan, certify that:

1. I have reviewed this annual report on Form 10-KSB of Mendocino Brewing Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        /s/ N. Mahadevan
        -----------------
        N. Mahadevan, Chief Financial Officer
        Date:  March 31, 2003

EXHIBIT LIST


                                                                    Page No.
                                                                    --------

10.64 Amendment to Loan and Security Agreement between
      Mendocino Brewing Company, Inc. and Releta Brewing
      Company, LLC and the CIT Group/Business Credit, Inc.,
      dated January 17, 2003.                                            59

99.1  Certification Pursuant to Title 18, U.S.C. Section 1350            64

================================================================================



                        [MENDOCINO BREWING COMPANY LOGO]



                          INDEPENDENT AUDITOR'S REPORT

                                       AND

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



================================================================================

================================================================================



                                    CONTENTS

                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT...............................................F - 1


CONSOLIDATED FINANCIAL STATEMENTS

    Balance sheets.........................................................F - 2

    Statements of operations and comprehensive loss........................F - 3

    Statements of stockholders' equity.....................................F - 4

    Statements of cash flows...............................................F - 5

    Notes to financial statements..........................................F - 6



================================================================================

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Mendocino Brewing Company, Inc.


We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc., as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the two years ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mendocino Brewing Company, Inc., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the two years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                        //Moss Adams LLP

Santa Rosa, California
February 7, 2003


                                                                      Page F - 1

                                                MENDOCINO BREWING COMPANY, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                     December 31, 2002 and 2001
================================================================================

                                     ASSETS

                                                                                      2002            2001
                                                                                  ------------    ------------
CURRENT ASSETS
   Cash                                                                           $    146,800    $     89,800
   Accounts receivable, net of allowance for doubtful accounts
     of $157,300 and $131,100                                                        5,924,900       5,599,200
   Inventories                                                                       1,474,300       1,273,700
   Prepaid expenses                                                                    403,400         209,800
                                                                                  ------------    ------------

       Total current assets                                                          7,949,400       7,172,500
                                                                                  ------------    ------------

PROPERTY AND EQUIPMENT                                                              14,159,400      14,640,600
                                                                                  ------------    ------------

OTHER ASSETS
  Deferred income taxes                                                                     --       1,922,600
  Deposits and other assets                                                             73,600          87,500
  Intangibles, net of amortization                                                     107,200         124,200
                                                                                  ------------    ------------

                                                                                       180,800       2,134,300
                                                                                  ------------    ------------

      Total assets                                                                $ 22,289,600    $ 23,947,400
                                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                                                  $  2,264,500    $  2,413,700
  Accounts payable                                                                   5,598,700       5,319,800
  Accrued liabilities                                                                  898,500         970,600
  Income taxes payable                                                                 443,500         235,300
  Notes to related party                                                             1,836,300       1,742,700
  Current maturities of long-term debt                                                 581,200         356,800
  Current maturities of capital lease obligations                                      836,400         346,800
                                                                                  ------------    ------------

      Total current liabilities                                                     12,459,100      11,385,700

LONG-TERM DEBT, less current maturities                                              3,290,200       3,775,100

CAPITAL LEASE OBLIGATIONS, less current maturities                                     193,900         925,000
                                                                                  ------------    ------------

      Total liabilities                                                             15,943,200      16,085,800
                                                                                  ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A, no par value, with aggregate liquidation preference of $227,600; 10,000,000 shares
     authorized, 227,600 shares issued and outstanding                                 227,600         227,600
  Common stock, no par value; 30,000,000 shares authorized,
     11,266,874 and 11,083,228 shares issued and outstanding                        14,648,600      14,476,500
  Accumulated comprehensive loss                                                       (35,300)        (77,800)
  Accumulated deficit                                                               (8,494,500)     (6,764,700)
                                                                                  ------------    ------------

     Total stockholders' equity                                                      6,346,400       7,861,600
                                                                                  ------------    ------------

     Total liabilities and stockholders' equity                                   $ 22,289,600    $ 23,947,400
                                                                                  ============    ============


See accompanying notes.

                                                                      Page F - 2

                                                 MENDOCINO BREWING COMPANY, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                          Years Ended December 31, 2002 and 2001
================================================================================

                                                      2002              2001
                                                 ------------      ------------

SALES                                            $ 26,085,100      $ 24,268,400

LESS EXCISE TAXES                                     651,600           666,100
                                                 ------------      ------------

NET SALES                                          25,433,500        23,602,300

COST OF GOODS SOLD                                 16,892,800        15,907,500
                                                 ------------      ------------

GROSS PROFIT                                        8,540,700         7,694,800
                                                 ------------      ------------

OPERATING EXPENSES
  Retail operating                                    335,300           462,400
  Marketing                                         4,244,400         4,596,300
  General and administrative                        2,732,300         2,763,500
                                                 ------------      ------------

                                                    7,312,000         7,822,200
                                                 ------------      ------------

INCOME (LOSS) FROM OPERATIONS                       1,228,700          (127,400)
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
  Acquisition expense                                      --          (818,200)
  Miscellaneous income                                200,200            78,600
  Loss on sale of equipment                            (9,200)               --
  Interest expense                                   (926,400)         (928,000)
                                                 ------------      ------------

                                                     (735,400)       (1,667,600)
                                                 ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                     493,300        (1,795,000)

PROVISION FOR INCOME TAXES                          2,223,100         1,048,600
                                                 ------------      ------------

NET LOSS                                           (1,729,800)       (2,843,600)

OTHER COMPREHENSIVE LOSS, net of tax
  foreign currency translation adjustment              42,500           (77,800)
                                                 ------------      ------------

COMPREHENSIVE LOSS                               $ (1,687,300)     $ (2,921,400)
                                                 ============      ============

NET LOSS PER COMMON SHARE                        $      (0.15)     $      (0.26)
                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         11,173,686        11,080,366
                                                 ============      ============


See accompanying notes.
                                                                      Page F - 3

                                                 MENDOCINO BREWING COMPANY, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          Years Ended December 31, 2002 and 2001
================================================================================

                                          Series A
                                        Preferred Stock             Common Stock          Accumulated
                                   -----------------------   --------------------------  Comprehensive   Accumulated      Total
                                     Shares       Amount       Shares         Amount         Loss          Deficit        Equity
                                   ----------   ----------   ----------    ------------  -------------  -------------  ------------
Balance, December 31, 2000           227,600     $227,600    11,080,498    $ 14,477,400    $     --     $ (3,921,100)  $ 10,783,900

Stock repurchase                          --           --       (22,270)        (18,100)         --               --        (18,100)

Stock issued to employee                  --           --        25,000          17,200          --               --         17,200

Currency translation adjustment           --           --            --              --     (77,800)              --        (77,800)

Net loss                                  --           --            --              --          --       (2,843,600)    (2,843,600)
                                     -------     --------   -----------    ------------    --------      -----------    -----------

Balance, December 31, 2001           227,600      227,600    11,083,228      14,476,500     (77,800)      (6,764,700)     7,861,600

Stock issued for services                 --           --       135,665         125,100          --               --        125,100

Stock issued to Board of Directors        --           --        47,981          47,000          --               --         47,000

Currency translation adjustment           --           --            --              --      42,500               --         42,500

Net loss                                  --           --            --              --          --       (1,729,800)    (1,729,800)
                                     -------     --------   -----------    ------------    --------      -----------    -----------

Balance, December 31, 2002           227,600     $227,600    11,266,874    $ 14,648,600    $(35,300)     $(8,494,500)   $ 6,346,400
                                     =======     ========   ===========    ============    ========      ===========    ===========


See accompanying notes.
                                                                      Page F - 4

                                                 MENDOCINO BREWING COMPANY, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Years Ended December 31, 2002 and 2001
================================================================================

                                                            2002             2001
                                                        ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(1,729,800)     $(2,843,600)
  Adjustments to reconcile net loss to net
     cash from operating activities:
        Depreciation and amortization                    1,049,000        1,083,300
        Allowance for doubtful accounts                     18,700           15,500
        Loss on sale of assets                               9,200            1,400
        Deferred income taxes                            1,922,600          893,500
        Stock issued for services                           44,000          189,300
     Changes in:
        Accounts receivable                                  4,800         (355,600)
        Inventories                                       (199,700)          29,200
        Prepaid expenses                                   (68,100)         (56,900)
        Deposits and other assets                           13,800          265,700
        Accounts payable                                   (21,000)       1,129,400
        Accrued liabilities                                 12,500           69,300
        Income taxes payable                               170,200          (54,500)
                                                       -----------      -----------

            Net cash from operating activities           1,226,200          366,000
                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                     (368,100)        (699,700)
  Proceeds from sale of fixed assets                        23,700            6,800
                                                       -----------      -----------

             Net cash from investing activities           (344,400)        (692,900)
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments on line of credit                        (350,900)        (304,600)
  Redemption of common stock                                    --          (18,100)
  Principal payments on long-term debt                    (356,400)        (434,900)
  Payments on obligations under capital lease             (359,000)        (336,000)
  Disbursements in excess of deposits                      134,300           (1,700)
  Proceeds from notes payable to related party              93,500        1,311,000
                                                       -----------      -----------

             Net cash from financing activities           (838,500)         215,700
                                                       -----------      -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     13,700           (7,900)
                                                       -----------      -----------

NET CHANGE IN CASH                                          57,000         (119,100)

CASH, beginning of year                                     89,800          208,900
                                                       -----------      -----------

CASH, end of year                                      $   146,800      $    89,800
                                                       ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                         $   950,600      $   804,900
      Income taxes                                     $   147,700      $   207,300
  Non-cash investing and financing activities:
      Seller financed equipment                        $   117,400      $   177,300
      Stock issued for acquisition                     $        --      $   601,500


See accompanying notes.
                                                                      Page F - 5

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Description of operations - Mendocino Brewing Company, Inc. (the Company), and its subsidiary, Releta Brewing Company, operate two breweries that are in the business of producing beer and malt beverages for the specialty "craft" segment of the beer market, as well as own and operate a brewpub and gift store. The breweries are located in Ukiah, California, and Saratoga Springs, New York. The brewpub and gift store are located in Hopland, California. The majority of sales for Mendocino Brewing Company are in California. The Company brews several brands, of which Red Tail Ale is the Flagship brand. In addition, the Company performs contract brewing for several other brands.

The Company acquired United Breweries International, Limited (UK) (UBIUK), a holding company for UBSN Limited, in August 2001. UBSN is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe. The distributorship is located in Faversham, Kent, in the United Kingdom (see
Note 16).

Principles of consolidation - The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly owned subsidiaries, Releta Brewing Company, LLC, and UBIUK. All material inter-company balances, profits, and transactions have been eliminated.

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

          Building                                             40 years
          Machinery and equipment                          3 - 40 years
          Equipment under capital lease                         7 years
          Leasehold improvements                           7 - 20 years
          Vehicles                                         2 -  5 years
          Furniture and fixtures                           5 - 10 years

Intangibles - Intangibles consist of receipts, tradenames, trademarks, and other intangibles. Amounts are amortized using the straight-line method over twenty years, which is the estimated useful life of the intangibles. Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, Goodwill and Other Intangibles, but are tested for impairment on an annual basis.

Concentration of credit risks - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. The Company's cash deposits are placed with major financial institutions. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $146,800 in cash and $4,667,300 of accounts receivable located in the United Kingdom.

Income taxes - The provision for income taxes is based on pre-tax earnings reported in the financial statements and adjusted for requirements of current tax law plus the change in deferred taxes. Deferred tax assets and liabilities are recognized using enacted tax rates and reflect the expected future tax consequences of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the tax basis of such assets and liabilities, and the future benefits from net operating loss carryforwards.

Shipping costs - Shipping costs are included in marketing expense and totaled $600,200 and $661,100 for the years ended December 31, 2002 and 2001.

Revenue recognition - The Company recognizes revenue from the brewing and distribution operations when product is shipped. Revenues from the brewpub and gift store are recognized when services have been completed.


                                                                      Page F - 6

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation expense is the excess, if any, of the fair value of the Company's stock at a measurement date over the amount that must be paid to acquire the stock. SFAS No. 123 requires a fair value method to be used when determining compensation expense for stock options and similar equity instruments. SFAS No. 123 permits a company to continue to use APB No. 25 to account for stock-based compensation to employees, but pro forma disclosures of net income and earnings per share must be made as if SFAS No. 123 had been adopted in its entirety. Stock options issued to non-employees are valued under the provisions of SFAS No. 123.

Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                                    2002                2001
                                                ------------        ------------

Net loss - as reported                          $(1,729,800)        $(2,843,600)
Compensation expense                                 99,100                  --
                                                -----------         -----------

Net loss - pro forma                            $(1,828,900)        $(2,843,600)
                                                ===========         ===========

Loss per share - pro forma                      $     (0.16)        $     (0.26)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      2002              2001
                                                    --------          -------

Dividends                                             None              N/A
Expected volatility                                  106.79%            N/A
Risk free interest rate                                4.50%            N/A
Expected life                                        5 years            N/A

Loss per common share - Loss per common share is computed using the weighted average number of common shares outstanding. Since a loss from operations exists, a diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with convertible notes and stock options, which are exercisable into 2,265,573 and 1,350,710 of common stock at December 31, 2002 and 2001, could potentially dilute earnings per share in future years.

Foreign currency translation - The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at December 31, 2002 and 2001, and the statements of operations were translated at the average exchange rates for the years then ended. Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholder's equity. Cash at UBIUK was translated at exchange rates in effect at December 31, 2002 and 2001, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results. Significant estimates include the future utilization of deferred tax assets and possible impairment of certain plant and equipment. The Company has determined that deferred tax assets associated with net operating loss carryforwards may expire prior to utilization. The Company has placed a valuation allowance on these assets. The Company has estimated that its future cash flows from operations will be sufficient over the estimated useful lives to utilize all assets in the normal course of business.


                                                                      Page F - 7

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Accounts receivable - Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. Receivables in excess of 60 days were approximately $598,400 and $753,700 at December 31, 2002 and 2001.

Advertising - Advertising costs are expensed as incurred, and were $972,400 and $1,197,300 for the years ended December 31, 2002 and 2001.

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

New accounting pronouncements - The Financial Accounting Standards Board (FASB) has issued the following accounting pronouncements:

SFAS No.145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

SFAS No.148, Accounting for Stock-Based Compensation. This Statement addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement permits two additional transition methods that avoid the ramp-up effect arising from prospective application of the fair value based method. In addition, it amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, the Company has adopted the disclosure requirements of the Statement and continues to follow the intrinsic value method to account for stock-based employee compensation.

Financial Accounting Standards Board Interpretation (FASBI) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also significantly expands the disclosures guarantors must include in their financial statements. While the Interpretation's accounting provisions are effective prospectively to guarantees issued or modified after December 31, 2002, its disclosure requirements generally apply to all guarantees and must be included in financial statements of interim and annual periods ending after December 15, 2002. The adoption of Interpretation No. 45 is not expected to have a material effect on the Company's consolidated financial statements.


                                                                      Page F - 8

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Comprehensive loss - Comprehensive loss is composed of the Company's net loss and changes in equity from non-stockholder sources. The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

NOTE 2 - MANAGEMENT PLANS

There is a working capital deficit of $4,509,700 that the Company intends to manage through the following:

      o Refinance short-term debt in conjunction with certain plant and equipment to take advantage of increased valuations, which will generate cash for operations.

      o Seek to induce the conversion of $1,836,000 of convertible short-term debt to common stock.

      o Utilize the undistributed earnings of approximately $1,000,000 in its wholly owned subsidiary through annual dividends of approximately $150,000 per year. The payment of dividends is limited by the subsidiary's line of credit agreement. The Company is in negotiations to remove the dividend restriction.

NOTE 3 - INVENTORIES

                                                                  2002            2001
                                                               ----------      ----------
          Raw materials                                        $  398,300      $  503,800
          Work-in-process                                         169,200         163,100
          Finished goods                                          881,000         574,800
          Merchandise                                              25,800          32,000
                                                               ----------      ----------

                                                               $1,474,300      $1,273,700
                                                               ==========      ==========

NOTE 4 - PROPERTY AND EQUIPMENT

                                                                   2002           2001
                                                               -----------    -----------
          Machinery and equipment                              $ 7,998,700    $ 7,729,700
          Buildings                                              7,791,900      7,791,900
          Equipment under capital lease                          2,370,200      2,473,600
          Land                                                     810,900        810,900
          Leasehold improvements                                   793,400        792,200
          Vehicles                                                 319,100        297,900
          Furniture and fixtures                                    37,300         58,000
          Equipment in progress                                         --        417,600
                                                               -----------    -----------
                                                                20,121,500     20,371,800
          Less accumulated depreciation and amortization         5,962,100      5,731,200
                                                               -----------    -----------

                                                               $14,159,400    $14,640,600
                                                               ===========    ===========

The Company has property and equipment located in the United Kingdom with a net book value of approximately $990,400.


                                                                      Page F - 9

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 5 - LINE OF CREDIT

The Company has available a $3,500,000 line of credit, with interest at the prime rate plus 2.25%. Approximately $1,484,000 was advanced to the Company in the form of a term loan (see Note 6). The bank's commitment under the line of credit matures November 2003. The agreement is secured by substantially all the assets of the Releta Brewing Company, LLC, accounts receivable, inventory, certain securities pledged by a stockholder, and a second position on the real property of Mendocino Brewing Company. The Company had $1,549,000 and $1,618,000 outstanding as of December 31, 2002 and 2001.

The Company's subsidiary, UBSN Limited, has available a (pound)1,250,000 (approximately $2,000,000 at December 31, 2002) line of credit with interest at the bank's base rate plus 1.5%. The bank's commitment under the line of credit is available on an on-going basis until further notice. The agreement is secured by substantially all of the assets of UBSN Limited. The subsidiary had (pound)360,900 and (pound)541,900 ($581,000 and $796,000) outstanding as of
December 31, 2002 and 2001. Dividends are currently limited to approximately (pound)100,000 ($160,000 at December 31, 2002) per year.

NOTE 6 - LONG-TERM DEBT

                                                                                      2002          2001
                                                                                   ----------    ----------
Note to a bank; payable in monthly installments of $24,400, including interest at the Treasury Constant Maturity Index, plus 4.17% (currently 7.24%); maturing
December 2012, with a balloon payment; secured by
substantially all of the assets of Mendocino Brewing Company                       $2,534,700    $2,586,500

Note to a financial institution; payable in monthly installments of $24,700, plus interest at the prime rate plus 2.25%; maturing March 2004; secured by substantially all assets of the Releta Brewing Company, certain securities pledged by a stockholder, accounts receivable, inventory, and a second position
on the remaining assets of Mendocino Brewing Company                                  371,000       667,800

Note payable to Sheperd Neame, Ltd., a related party; payable in monthly installments of $7,300 plus interest at 5% beginning June
2003; maturing December 2012; unsecured                                               965,700       877,600
                                                                                   ----------    ----------

                                                                                    3,871,400     4,131,900
Less current maturities                                                               581,200       356,800
                                                                                   ----------    ----------

                                                                                   $3,290,200    $3,775,100
                                                                                   ==========    ==========

Maturities of long-term debt for succeeding years are as follows:

           Year Ending December 31,
           ------------------------

                     2003                     $  581,200
                     2004                        218,600
                     2005                        227,800
                     2006                        237,600
                     2007                        248,200
                  Thereafter                   2,358,000
                                              ----------

                                              $3,871,400
                                              ==========


                                                                     Page F - 10

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 7 - CAPITAL LEASE OBLIGATIONS

The Company leases brewing and office equipment under various capital lease agreements with various financial institutions. Future minimum lease payments under these capital lease agreements are as follows:

                    Year Ending December 31,
                    ------------------------

                               2003                           $  922,000
                               2004                              116,600
                               2005                               90,700
                               2006                               27,000
                               2007                                1,900
                                                              ----------

                                                               1,158,200
   Less amounts representing interest                            127,900
                                                              ----------

   Present value of minimum lease payments                     1,030,300
   Less current maturities                                       836,400
                                                              ----------

                                                              $  193,900
                                                              ==========

NOTE 8 - NOTES TO RELATED PARTY

Notes payable to a related party consist of convertible notes to United Breweries of America (UBA), with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The notes are convertible into common stock at $1.50 per share or may be repaid in 60 monthly installments. The Company offered UBA an inducement to convert at $1 per share. UBA has not accepted the conversion, but the offer does not expire. Subsequent to year end, the notes were extended to mature on March 31, 2003. The notes include $320,900 and $277,300 of accrued interest at December 31, 2002 and 2001. The notes are unsecured and, though subordinated to bank debt, are reflected as current liabilities.

NOTE 9 - PROFIT-SHARING PLAN

The Company has a profit-sharing retirement plan under which it may make employer contributions at the discretion of the Board of Directors, although no such contributions are required. Employer contributions vest over a period of six years. The plan covers substantially all full-time employees meeting certain minimum age and service requirements. There were no contributions made for the years ended December 31, 2002 and 2001.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating leases - The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; land at its Saratoga Springs facility; a building in the United Kingdom; and certain personal property. The land lease includes a renewal option for two additional five-year periods, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index. The land lease also contains an option to purchase. The leases begin expiring in 2004. Management expects to renew leases expiring in the near term at rates that are competitive in the marketplace. Rent expense charged to operations was $221,300 and $234,500 for the years ended December 31, 2002 and 2001.


                                                                     Page F - 11

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

              Year Ending December 31,
              ------------------------

                        2003                                   $161,800
                        2004                                    148,100
                        2005                                    103,200
                        2006                                    100,000
                        2007                                     83,300
                                                               --------

                                                               $596,400
                                                               ========

Keg management agreement - In January 1997, the Company entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee between $5 and $15, depending on volume. The agreement is effective on a month-to-month basis. If terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. The Company expects to continue this relationship. Rental expense associated with this agreement was $84,400 and $75,000 for the years ended December 31, 2002 and 2001.

Property taxes - The Company has not paid its real or personal property tax for the Ukiah, California, brewery since 1999. The Company has accrued for all taxes due plus interest and penalties in the amount of $540,000. The county assessor has represented that they will not proceed against the property until June 2004. The Company intends to enter into a payment plan for the past due amounts, but failure to negotiate a payment plan or pay the past due taxes may result in foreclosure on the Ukiah brewery.

NOTE 11 - RELATED-PARTY TRANSACTIONS

The Company conducts business with United Breweries of America (UBA), which owns approximately 28% of the Company's common stock. Additionally, UBSN Limited has significant transactions with Sheperd Neame, Ltd., which is related to a Board member. The Company also has transactions with AUBI, a company affiliated with one of the Board members. The following table reflects balances outstanding and the value of the transactions with these related parties for the years ended December 31, 2002 and 2001.

                                                           2002          2001
                                                        ----------    ----------
Transactions

Sales to Sheperd Neame, Ltd.                            $2,110,200    $1,907,100
Purchases from Sheperd Neame, Ltd.                       9,470,700     7,283,000
Expense reimbursements to Sheperd Neame, Ltd.              710,600       566,000
Commissions paid to AUBI                                        --        68,800
Interest expense associated to UBA convertible notes
    payable (see Note 8)                                    93,500       123,200
Interest paid to Sheperd Neame, Ltd. (see Note 6)           52,300            --
Expense reimbursements to UBA                                   --        11,000

Account balances

Accounts payable to Sheperd Neame, Ltd.                  3,004,200     2,951,400
Accounts receivable from Sheperd Neame, Ltd.               224,400       666,100
Amounts payable to AUBI                                     20,000        20,000


                                                                     Page F - 12

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 12 - MAJOR CUSTOMERS

Sales to the top five customers totaled $6,718,100 and $6,316,000 for the years ended December 31, 2002 and 2001,which represents 26% of sales. Two customers, Golden Gate Distributing and Sheperd Neame, Ltd., generated 14% of sales for the two years ended December 31, 2002. Subsequent to December 31, 2002, the Company notified Golden Gate Distributing that it was terminating the distribution agreement. The Company anticipates that the sales to Golden Gate Distributing will be absorbed by other distributors.

NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock - In 2001, common stock authorized to be issued was increased from 20 million shares to 30 million shares.

In August 2001, 5,500,000 shares were issued to Inversiones Mirabel for the outstanding stock of United Breweries International (UK) Limited. Since Mendocino Brewing and United Breweries International (UK) were under common control, the business combination was recorded as if it were a pooling of business interest, and the assets and liabilities were recorded at historical cost (see Note 17). As part of this transaction, the Company agreed to issue shares of common stock as payment for various acquisition costs totaling $69,200. These shares were issued in 2002. Dissenting stockholders were given the option to have the Company repurchase their stock at $.81 per share. 22,270 shares were acquired at a cost of $18,100.

Independent outside members of the Board of Directors are compensated for attending Board of Directors and committee meetings. Compensation is with common stock. Expenses related to this compensation totaled $44,000 and $47,000 for the years ended December 31, 2002 and 2001. Stock has not yet been issued for the 2002 expense.

Preferred Stock - Ten million shares of preferred stock have been authorized, of which 227,600 are designated as Series A. Series A shareholders are entitled to receive cash dividends and/or liquidation proceeds equal, in the aggregate, to $1.00 per share before any cash dividends are paid on the common stock or any other series of preferred stock. When the entire Series A dividend/liquidation proceeds have been paid, the Series A shares are automatically canceled and will cease to be outstanding. Only a complete corporate dissolution will cause a liquidation preference to be paid.

NOTE 14 - STOCK OPTION PLAN

Under the 1994 Stock Option Plan, the Company may issue options to purchase up to 1,000,000 shares of common stock. The Plan provides for both incentive stock options, as defined in Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options. The Plan terminates upon the earlier of (a) the tenth anniversary of its adoption by the Board or (b) the date on which all shares available for issuance under the Plan have been issued.

The exercise price of incentive options must be no less than the fair-market value of such stock at the date the option is granted, while the exercise price of non-statutory options will be no less than 85% of the fair-market value per share on the date of grant. With respect to options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock, the exercise price will be no less than 110% of the fair-market value of such share at the grant date. During 2002, 240,385 non-statutory stock options with a five-year term were issued to the independent members of the Board of Directors at the market price on the date of grant. All options are exercisable at the date of grant. There were no options issued during 2001. Outstanding options expire through January 2007, with 88,888 options expiring in 2004, 100,000 options expiring in 2005, and 240,385 options expiring in 2007.

                                                                     Page F - 13

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

The following table summarizes the number of options granted and exercisable and the weighted average exercise prices.

                                                               Shares Under  Weighted-Average
                                                                  Option      Exercise Price
                                                               ------------  ----------------
Balance at December 31, 2000                                     201,388          $1.66
Options canceled                                                 (12,500)         $8.80
                                                                 -------

Balance at December 31, 2001                                     188,888          $1.19
Options granted                                                  240,385          $0.52
                                                                 -------

Balance at December 31, 2002                                     429,273          $0.82
                                                                 =======

NOTE 15 - INCOME TAXES

Slower than anticipated sales and a loss for the year ended December 31, 2002, has resulted in the Company determining that the deferred tax assets associated with net operating loss carryforwards and investment tax credits may expire prior to utilization. The Company recorded a valuation allowance of $3,261,600 for deferred tax assets that may expire prior to utilization. The Company also has $66,900 of California Manufacturers' Investment Tax Credits that can be carried forward to reduce future taxes. These credits begin expiring in 2007.

                                                                 2002           2001
                                                             -----------     ----------
Provision for income taxes
     Federal                                                 $        --     $       --
     United Kingdom                                              298,400        151,800
     States                                                        8,900          3,300
     Benefit of state investment tax credit carryforwards         (6,800)            --
                                                             -----------     ----------

                                                                 300,500        155,100
     Change in deferred income taxes                           1,922,600        893,500
                                                             -----------     ----------

                                                             $ 2,223,100     $1,048,600
                                                             ===========     ==========

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

                                                                 2002            2001
                                                             -----------     -----------
Income tax benefit at 34%                                    $  (274,300)    $ (733,900)
State taxes                                                        2,100          3,300
State tax benefit of net operating loss carryforward              (7,100)       (60,200)
United Kingdom tax                                               298,400        151,800
Recognition of future tax revenues                               428,300        201,600
Valuation allowance                                            1,775,700      1,486,000
                                                             -----------     ----------

                                                             $ 2,223,100     $1,048,600
                                                             ===========     ==========


                                                                     Page F - 14

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                                            2002            2001
                                                                        -----------     -----------
Allowance for doubtful accounts                                         $    19,100     $    13,100
Inventories                                                                   8,000          13,700
Accruals                                                                     15,400          41,400
Depreciation and amortization                                              (253,800)       (154,700)
Benefit of net operating loss carryforward                                3,614,400       3,467,500
Undistributed earnings of United Breweries Interanational (UK), Ltd.       (582,100)             --
Investment in United Breweries International (UK) Ltd.                      328,300         350,700
Other                                                                       112,300        (323,100)
                                                                        -----------     -----------

                                                                          3,261,600       3,408,600
Less valuation allowance                                                 (3,261,600)     (1,486,000)
                                                                        -----------     -----------

                                                                        $        --     $ 1,922,600
                                                                        ===========     ===========


Valuation allowance - beginning of year                                 $ 1,486,000     $        --
Valuation allowance - end of year                                         3,261,600       1,486,000
                                                                        -----------     -----------

Change in valuation allowance                                           $ 1,775,600     $ 1,486,000
                                                                        ===========     ===========

Net operating losses available for carryforward will expire as follows:

  Date of expiration           Federal                California                 New York
  ------------------         ----------               ----------                ----------
         2005                $       --               $2,417,000                $       --
         2010                        --                  250,900                        --
         2011                        --                  153,700                        --
         2012                 1,802,300                       --                   277,400
         2018                 2,758,800                       --                   424,700
         2019                 2,153,100                       --                   320,300
         2020                   965,600                       --                   134,200
         2021                 1,041,100                       --                   160,200
         2022                   806,800                       --                   124,200
                             ----------               ----------                ----------

                             $9,527,700               $2,821,600                $1,441,000
                             ==========               ==========                ==========

NOTE 16 - SEGMENT INFORMATION

The Company's business presently consists of three segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 43% and 46% of the Company's gross sales during 2002 and 2001. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe. This segment accounted for approximately 55% and 52% of the Company's gross sales during 2002 and 2001. The third segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 2% of the Company's gross sales during 2002 and 2001. A summary of each segment is as follows:


                                                                     Page F - 15

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                                                         Year Ended December 31, 2002
                                   ---------------------------------------------------------------------------
                                      Brewing        Hopland      Distributor      Corporate
                                    Operations       Brewery      Operations       and other          Total
                                   ------------     ---------     -----------     ------------     -----------
Sales                              $11,158,100      $511,400      $14,415,600      $       --      $26,085,100
Operating income                       221,400        22,800          984,500              --        1,228,700
Identifiable assets                 14,500,800        99,600        5,973,100       1,716,100       22,289,600
Depreciation and amortization          758,900         5,700          246,500          37,900        1,049,000
Capital expenditures                   133,900            --          350,900           2,700          487,500


                                                          Year Ended December 31, 2001
                                  ------------------------------------------------------------------------------
                                      Brewing        Hopland      Distributor       Corporate
                                    Operations       Brewery      Operations        and other         Total
                                   ------------     ----------    -----------      -----------     ------------
Sales                              $ 10,971,900     $ 626,100     $12,670,400      $       --      $ 24,268,400
Operating income (loss)                (535,200)      (22,900)        430,700              --          (127,400)
Identifiable assets                  15,037,100        31,900       5,326,700       3,551,700        23,947,400
Depreciation and amortization           777,900         7,200         283,200          15,000         1,083,300
Capital expenditures                    420,400        15,100         264,200              --           699,700

NOTE 17 - ACQUISITION

In August 2001, the Company acquired 100% of the outstanding shares of UBIUK from Inversiones Mirabel for 5,500,000 shares of the Company's common stock. UBIUK is a holding company for its wholly-owned subsidiary, UBSN Limited. UBSN Limited is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe. Inversiones Mirabel is wholly owned by Golden Eagle Trust. Golden Eagle Trust controls United Breweries of America (UBA), which, prior to the acquisition, owned 57% of Mendocino Brewing Company. Due to the related-party nature of the acquisition, the business combination was accounted for as if it were a pooling of interest. All assets and liabilities were recorded at their historical cost, and UBIUK continues to operate as if it were a separate company.

All financial information presented gives effect to the transaction as of the earliest financial statement presented.

                                                             Through August 13,
                                                                    2001
                                                             ------------------

Revenues for United Breweries International (UK) Limited         $5,904,700
                                                                 ==========

Net income from United Breweries International (UK) Limited      $  136,800
                                                                 ==========


                                                                     Page F - 16