Form 10QSB
period 2003-03-31
MENDOCINO BREWING CO INC
filed 2003-05-15
CIK 919134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                         Commission file number 1-13636

                         Mendocino Brewing Company, Inc.
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

           California                                            68-0318293
           ----------                                            ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

               13351 Highway 101 South, Hopland, California 95449
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (707) 744-1015
                                 --------------
                          (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date : The number of shares of the issuer's common stock outstanding as of May 10, 2003 is 11,266,874.

Transitional Small Business Disclosure Format (check one):

Yes ___  No ___

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.
        ---------------------

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
   Cash                                                         $    107,900
   Accounts receivable                                             5,732,300
   Inventories                                                     1,390,300
   Prepaid expenses                                                  181,400
                                                                ------------
            Total Current Assets:                                  7,411,900
                                                                ------------

PROPERTY AND EQUIPMENT                                            13,977,400
                                                                ------------
OTHER ASSETS
   Deposits and other Assets                                         177,400
   Intangibles net of amortization
                                                                     101,700
            Total Other Assets:                                      279,100
                                                                ------------
            Total Assets:                                       $ 21,668,400
                                                                ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES
   Disbursements in excess of deposits                          $     86,600
   Accounts payable                                                4,904,400
   Accrued liabilities                                               918,100
   Income taxes payable                                              422,000
   Current maturities of obligation under capital lease              742,900
   Current maturities of obligation under long-term debt             910,700
   Line of credit                                                  2,316,100
   Notes to related party                                          1,857,800
                                                                ------------

            Total Current Liabilities:                            12,158,600

LONG TERM DEBT, less current maturities                            3,195,600
OBLIGATIONS UNDER CAPITAL LEASE, less current maturities             268,700
                                                                ------------
            Total Liabilities:                                    15,622,900
                                                                ------------

STOCKHOLDERS' EQUITY
   Preferred stock, Series A, no par value, with aggregate
   liquidation preference of $227,600; 227,600 shares
   authorized, issued and outstanding                                227,600

   Common stock, no par value: 30,000,000 shares authorized,
   11,266,874 shares issued and outstanding                       14,648,600
   Accumulated comprehensive loss                                    (46,800)
   Accumulated deficit                                            (8,783,900)
                                                                ------------
            Total Stockholders' Equity                             6,045,500
                                                                ------------
            Total Liabilities and Stockholders' Equity:         $ 21,668,400
                                                                ============

                   The accompanying notes are an integral part
                         of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         March 31
                                              -----------------------------
                                                  2003             2002
                                              ------------     ------------

SALES                                         $  6,009,900     $  5,212,600

LESS EXCISE TAXES                                  139,800          136,500
                                              ------------     ------------

NET SALES                                        5,870,100        5,076,100

COST OF GOODS SOLD                               3,994,600        3,521,200
                                              ------------     ------------

GROSS PROFIT                                     1,875,500        1,554,900
                                              ------------     ------------

MARKETING, GENERAL AND ADMINISTRATIVE            1,933,200        1,676,800
                                              ------------     ------------

LOSS FROM OPERATIONS                               (57,700)        (121,900)
                                              ------------     ------------

OTHER INCOME (EXPENSE)
         Other income                                4,900           10,100
         Interest expense                         (205,400)        (214,300)
                                              ------------     ------------
                                                  (200,500)        (204,200)
                                              ------------     ------------
LOSS BEFORE INCOME TAXES                          (258,200)        (326,100)

PROVISION FOR INCOME TAXES                          31,200           28,300
                                              ------------     ------------

NET LOSS                                      $   (289,400)    $   (354,400)
                                              ------------     ------------

Foreign currency translation adjustment            (11,500)         (19,800)

COMPREHENSIVE LOSS                            $   (300,900)    $   (374,200)
                                              ============     ============

NET LOSS PER SHARE                            $      (0.03)    $      (0.03)
                                              ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      11,266,874       11,083,228
                                              ============     ============

                   The accompanying notes are an integral part
                         of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              March 31
                                                                    ---------------------------
                                                                        2003            2002
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                            $  (289,400)    $  (354,400)
    Adjustments to reconcile net loss to net cash from operating activities:
             Depreciation and amortization                              286,500         275,900
             Deferred income taxes
             Allowance for doubtful accounts                             20,000          10,600
             Loss/(Gain) on sale of assets                                   --          12,900
    Changes in:
             Accounts receivable                                        (26,900)      1,109,900
             Inventories                                                 84,000         (61,800)
             Prepaid expenses                                           221,100          62,500
             Deposits and other assets                                    9,400         (68,300)
             Accounts payable                                          (708,900)       (371,100)
             Accrued liabilities                                        133,600        (396,200)
             Income taxes payable                                       (54,200)        (35,000)
                                                                    -----------     -----------
                      Net cash from operating activities:              (324,800)        185,000
                                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, equipment, and leasehold improvements       (118,300)       (145,000)
    Proceeds from sale of fixed assets                                       --           5,500
                                                                    -----------     -----------
                      Net cash from investing activities:              (118,300)       (139,500)
                                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net borrowing/(repayment) on line of credit                         203,500        (254,600)
    Principal payments on long-term debt                               (151,200)        (82,700)
    Net borrowing on long term debt                                     403,700              --
    Borrowings on related party debt                                     21,500          37,500
    Payments on obligation under long term lease                        (18,600)         23,400
    Disbursements in excess of deposits                                 (47,700)        215,200
                                                                    -----------     -----------
                      Net cash from financing activities:               411,200         (61,200)
                                                                    -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (7,000)         (1,100)
                                                                    -----------     -----------
NET CHANGE IN CASH                                                      (38,900)        (16,800)
                                                                    -----------     -----------
CASH, beginning of period                                               146,800          89,800
                                                                    -----------     -----------
CASH, end of period                                                 $   107,900     $    73,000
                                                                    ===========     ===========
    Supplemental cash flow information includes the following:
    Cash paid during the period for:
    Interest                                                        $   183,900     $   183,400
                                                                    ===========     ===========

                  The accompanying notes are an integral part
                         of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Mendocino Brewing Company, Inc. have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

In these notes and in this report, the term "the Company" and its variants is generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Note 2 - Line of Credit

The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly. The line of credit is secured by all accounts receivable, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which was repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700.

The line of credit was originally scheduled to mature on September 23, 2002, but was amended in January, 2003, and extended to expire on November 30, 2003. This amendment increased the maximum credit available to $3,500,000 and provided a term loan of $750,000 (consisting of the original balance of $346,300 and a new term loan of $403,700). The $750,000 loan is repayable in 30 equal consecutive monthly installments of approximately $24,700, commencing February 1, 2003, with a final payment of approximately $8,000. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of March 31, 2003, the total amount outstanding on the line of credit was approximately $2,006,700.

Necor Bank Limited, a South African registered company, has provided a multi-currency option facility of 1,250,000 GBP to UBSN Ltd. ("UBSN"), a wholly-owned subsidiary of United Breweries International (UK) Ltd. ("UBI"), which is in turn wholly-owned by the Company. This overdraft facility is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of March 31, 2003, was approximately $1,009,900.

Note 3 - Long Term Debt and Notes to Related Parties

The Company has a note outstanding in the principal amount of $2,700,000, with interest at the treasury constant maturity index for five year treasury notes plus 4.17%, currently 7.24%. The note requires monthly payments of principal and interest of $24,400. The note matures in December 2012 with a balloon payment, and is secured by real property located in Ukiah, California.

UBSN has engaged Shepherd Neame Limited ("Shepherd Neame"), a related party, to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for the recent extension of the brewing contract, Shepherd Neame advanced a loan of GBP 600,000 to UBSN, repayable in monthly installment of GBP 5,000 per month, commencing in June 2003. The loan carries an interest rate of 5%.

The Company has issued unsecured convertible notes in favor of United Breweries of America, Inc. ("UBA") in the amount of approximately $1,515,400 as of March 31, 2002. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and each note originally matured 18 months from the date of the particular advance. The notes were extended to mature on June 30, 2003. The notes are convertible, at UBA's option, into common stock at $1.50 per share. Interest accrued on the notes as of March 31, 2003, is approximately $342,400.

Note 4 - Income Taxes

As of March 31, 2003, the Company has net operating losses available to carry forward in the jurisdictions of the U.S., California, and New York. The losses will expire as follows:

                                         NET OPERATING LOSS

Date of Expiration            FEDERAL         CALIFORNIA        NEW YORK
------------------           ----------       ----------       ----------
2005                         $       --       $2,417,000               --
2010                                 --          250,900               --
2011                                 --          153,700               --
2012                          1,802,300               --          277,400
2018                          2,758,800               --          424,700
2019                          2,153,100               --          320,300
2020                            965,600               --          134,200
2021                          1,041,100               --          160,200
2022                            806,800               --          124,200
                             ----------       ----------       ----------
                             $9,527,700       $2,821,600       $1,441,000
                             ==========       ==========       ==========

The Company also has $66,900 of California Manufacturer's Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007.

Temporary differences and carry-forwards which give rise to deferred tax assets and liabilities on March 31, 2003, are as follows:

      Accounts receivables allowance                         $19,100
      Benefits from net operating loss carry forwards      3,751,600
      Inventory                                                8,000
      Accruals                                                15,400
      Valuation allowance                                 (3,414,900)
      Depreciation and amortization                         (253,800)
      Investment in UBI                                      328,300
      Undistributed Earnings of UBI                         (566,000)
      Others                                                 112,300

Note 5 - Related Party Transactions

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

Additional information about these transactions is contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, and such information is incorporated herein by reference.

The following table reflects the value of the transactions for the quarters ended March 31, 2003 and March 31, 2002 and the balances outstanding at March 31, 2003, and March 31, 2002.

------------------------------------------------------------------------------------------------------
                                                                              2003              2002
------------------------------------------------------------------------------------------------------
Sales to Shepherd Neame                                                    $ 428,900         $ 363,800
------------------------------------------------------------------------------------------------------
Purchases from Shepherd Neame                                              2,329,300         1,848,300
------------------------------------------------------------------------------------------------------
Expenses reimbursement to Shepherd Neame                                     206,700           155,900
------------------------------------------------------------------------------------------------------
Interest expenses associated with UBA convertible notes payable               21,500            23,400
------------------------------------------------------------------------------------------------------
Accounts payable to Shepherd Neame                                         2,280,700         2,915,800
------------------------------------------------------------------------------------------------------
Account receivable from Shepherd Neame                                       201,400           281,600
------------------------------------------------------------------------------------------------------
Amounts payable to distributor, American United Breweries Int'l, Inc.         20,000            20,000
------------------------------------------------------------------------------------------------------

Note 6 - Net Income Per Common and Common Equivalent Share

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding, which include dilutive stock options and notes that are convertible into the Company's common stock. Common equivalent shares associated with stock options and convertible notes have been excluded from periods with a net loss as the potentially dilutive shares would be antidilutive.

                                                                         Three months ended
                                                                    ----------------------------
                                                                      3/31/2003        3/31/2002
                                                                    ------------     ------------
Net loss                                                            $   (289,400)    $   (354,400)
                                                                    ============     ============
Weighted average common shares outstanding                            11,266,874       11,083,228
                                                                    ============     ============
Basic net loss per share                                            $      (0.03)    $      (0.03)
                                                                    ============     ============
Diluted net loss per share
Net loss                                                            $   (289,400)    $   (354,400)
Interest expense on convertible notes payable                                 --               --
                                                                    ------------     ------------
Income for the purpose of computing diluted net income per share    $   (289,400)    $   (354,400)
                                                                    ============     ============
Weighted average common shares outstanding                            11,266,874       11,083,228
Dilutive stock options                                                        --               --
Assumed conversion of convertible notes payable                               --               --
                                                                    ------------     ------------
Weighted average common shares outstanding for the purpose of         11,266,874       11,083,228
computing diluted net income (loss) per share
                                                                    ============     ============
Diluted net loss per share                                          $      (0.03)    $      (0.03)
                                                                    ============     ============

Note 7 - Inventory

                              March 31, 2003
                              --------------

     Raw Materials                  $338,500
     Beer-in-process                 228,100
     Finished Goods                  789,500
     Merchandise                      34,200
                                  ----------
                                  $1,390,300
                                  ==========

Note 8 - Property and Equipment

                                                           March 31, 2003
                                                           --------------
     Buildings                                                $ 7,807,800
     Machinery and equipment                                    8,186,700
     Equipment under capital lease                              2,405,800
     Land                                                         810,900
     Leasehold improvements                                       777,600
     Equipment in progress                                         21,600
     Vehicles                                                      83,200
     Furniture and fixtures                                       201,100
                                                              -----------
                                                               20,294,700
     Less: Accumulated depreciation and amortization            6,317,300
                                                              -----------
                                                              $13,977,400
                                                              ===========

Note 9 - Stockholders' Equity

The following table summarizes equity transactions during the three months ended March 31, 2003:

                           SERIES A
                        PREFERRED STOCK             COMMON STOCK             OTHER
                      -------------------    -------------------------    COMPREHENSIVE    ACCUMULATED       TOTAL
                       SHARES     AMOUNT       SHARES        AMOUNT       INCOME/(LOSS)      DEFICIT        EQUITY
                      -------    --------    ----------    -----------    -------------    -----------    ----------
Balance,
December 31, 2002     227,600    $227,600    11,266,874    $14,648,600    $    (35,300)    $(8,494,500)   $6,346,400

Net Loss                                                                                      (289,400)     (289,400)

Currency
Translation
Adjustment                                                                     (11,500)                      (11,500)
                      -------    --------    ----------    -----------    ------------     -----------    ----------
Balance,
March 31, 2003        227,600    $227,600    11,266,874    $14,648,600    $    (46,800)    $(8,783,900)   $6,045,500
                      =======    ========    ==========    ===========    ============     ===========    ==========

Note 10  - Stock-Based Compensation

The Company has a stock-based employee compensation plan that allows the Company to grant options to purchase up to 1,000,000 shares of the Company's common stock. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as each option granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based compensation.

                                                         Three Months Ended March 31,
                                                          --------------------------
                                                             2003            2002
                                                          ----------      ----------
Net loss, as reported                                     $ (289,400)     $ (354,400)
Deduct: Total stock-based employee compensation
    expense determined under fair value based methods
    For all awards, net of tax related effects                    --         (99,100)
                                                          ----------      ----------
Pro forma net loss                                        $ (289,400)     $ (453,500)
                                                          ==========      ==========

Earnings per share:
Basic and diluted - as reported                           $    (0.03)     $    (0.03)
                                                          ==========      ==========
Basic and diluted - pro forma                             $    (0.03)     $    (0.04)
                                                          ==========      ==========

Note 11 - Segment Information

The Company's three business segments are (i) brewing operations, (ii) distributing operations in the United Kingdom, and (iii) retail sales at the Hopland Brewery and the tasting room at Saratoga Springs. A summary of each segment is as follows:

                                                             Three months ended March 31, 2003

                              Domestic Brewing       Distributor           Retail            Corporate &
                                Operations           Operations          Operations             Others                Total
                               ------------         ------------        ------------         ------------        ------------
Net Sales                      $  2,247,400         $  3,532,300        $     90,400         $         --        $  5,870,100

Operating Profit/(Loss)            (168,900)             128,800             (17,600)                  --             (57,700)

Identifiable Assets              14,214,000            5,554,900             110,500            1,789,000          21,668,400

Depreciation &                      187,500               86,700               1,300               11,000             286,500
amortization

Capital Expenditures                 28,500               89,800                  --                                  118,300

                                                             Three months ended March 31, 2002

                              Domestic Brewing       Distributor           Retail            Corporate &
                                Operations           Operations          Operations             Others                Total
                               ------------         ------------        ------------         ------------        ------------
Net Sales                      $  2,211,800         $  2,773,300        $     91,000         $         --        $  5,076,100

Operating Profit/(Loss)            (198,700)              97,700             (20,900)                  --            (121,900)

Identifiable Assets              14,904,400            4,086,800             145,100            3,472,900          22,609,200

Depreciation &                      190,700               72,400               1,700               11,100             275,900
amortization

Capital Expenditures                 74,900               64,600                  --              139,500

Note 12 - Legal Dispute

The Company recently terminated a written distribution agreement with the House of Daniels, Inc., dba Golden Gate Distributing Company ("GGD"), in accordance with the provisions of the agreement, upon 30 days' written notice to GGD.

On April 1, 2003, GGD filed an action in Marin County Superior Court, claiming that the termination of the agreement was wrongful and sued the Company for breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, negligent and intentional interference with economic relationships.

The Company believes that even though the agreement did not require a showing of good cause for termination, the Company nevertheless had ample good cause to terminate the agreement, and that, by failing to perform according to the contract, GGD has breached its contract with the Company. By the response deadline of May 19, 2003, the Company expects that it will file a cross-complaint against GGD asserting these claims and seeking the appropriate remedies, including compensatory and punitive damages. Based on the facts and the Company's beliefs set forth above, the Company did not provide for any liability against the claims of GGD.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS.
        --------------

         The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2003, compared to the three months ended March 31, 2002, and the year ended December 31, 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 2002.

         This discussion contains statements regarding the Company's expectations concerning its future operations, earnings, and outlook. These statements are forward-looking statements that involve significant risks and uncertainties, and accordingly, no assurances can be given that such expectations will be correct. These expectations are based upon many assumptions that the Company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the Company's products; changes in demand for malt beverage products in the Company's markets; changes in customer preference for the Company's malt beverage products; regulatory or legislative changes; changes in raw materials prices; and changes in interest rates. The Company disclaims any obligation to update any of these forward-looking statements. If the Company determines to update any forward-looking statement, it will do so publicly. No private statements by the Company or its personnel should be interpreted as updating forward-looking statements.

CRITICAL ACCOUNTING POLICIES

         In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the U.S. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

         o The first-in, first-out (FIFO) method to value the majority of the Company's inventories;

         o The intrinsic value method, or APB Opinion No. 25, to account for incentive awards of Company common stock;

         o A full valuation allowance of deferred tax assets for net operating loss carryforwards that are expected to expire prior to utilization;

         o The carrying value of certain plant and equipment not impaired under FASB 144 based on expected future cash flows from operations; and

         o The decision by the Company not to accrue any amounts in connection with the litigation involving Golden Gate Distributing, based on the Company's belief that it will prevail in the litigation.

         These accounting policies are applied consistently for all years presented. The Company's operating results would be affected if other alternatives were used. Information about the impact on operating results is included in the footnotes to the Company's consolidated financial statements.

OVERVIEW

         MBC was originally formed in March 1983 and bottled its flagship brand, Red Tail Ale, in December 1983. The Company is celebrating its 20th anniversary during the year 2003. During the first quarter of the year 2003, the Company prepared to launch Red Tail Ale in a commemorative 22 oz. bottle. This limited edition bottle, with an exciting `Red Tail Ale - Reggae on the River' label designed by artist Jesse Miller will be distributed in select markets including California, Washington, Oregon, Arizona, and Texas. The Company also began selling White Hawk IPA on the East Coast during the first quarter of the year 2003.

         The Company's sales in the U.S. during the first quarter of the year 2003 increased to 12,593 barrels, a marginal increase of 95 barrels, or 0.8%, over the 12,498 barrels sold during the first quarter of 2002. Management attributes the small size of the increase to the poor economy in the U.S. and a significant decline in business in the restaurant and tourism industry. During the first quarter of 2003, UBSN sold 12,980 barrels in the U.K., Europe, and Canada, compared to 11,912 barrels during the corresponding period in 2002.

         The Company ended the first quarter of 2003 with a net loss of $289,400, as compared to a net loss of $354,400 for the same period in 2002. As set forth more fully under "Results of Operations," below, the main contributor to decrease in the net loss is the percentage decrease in the cost of sales.

RESULTS OF OPERATIONS

         The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations.

                                        ---------------------------------
                                           THREE MONTHS ENDED MARCH 31
                                        ---------------------------------
                                              2003                2002
                                                 %                   %
                                            ------              ------
STATEMENTS OF OPERATIONS DATA:
Sales                                       102.38              102.69
Less Excise taxes                             2.38                2.69
                                            ------                ----
NET SALES                                   100.00              100.00
Costs of Sales                               68.05               69.37
                                            ------               -----
GROSS PROFIT                                 31.95               30.63
                                            ------               -----
Marketing, General, and Administrative
Expenses                                     32.93               33.03
                                            ------               -----
LOSS FROM OPERATIONS                         (0.98)              (2.40)
Other Income                                 (0.08)              (0.20)
Interest Expense                              3.50                4.22
                                           -------                ----
Loss before income taxes                     (4.40)              (6.42)
Provision for income taxes                    0.53                0.56
NET LOSS                                     (4.93%)             (6.98%)
                                           =======              ======
Other Comprehensive Loss                     (0.20)              (0.39)
                                           =======              ======
COMPREHENSIVE LOSS                           (5.13%)             (7.37%)
                                           =======              ======

                                        ---------------------------------
                                           THREE MONTHS ENDED MARCH 31
                                        ---------------------------------
                                              2003                2002
                                                 $                   $
                                            ------              ------
BALANCE SHEET DATA:
Cash and Cash Equivalents                  107,900              73,000
Working Capital                         (4,746,700)         (4,577,700)
Property and Equipment                  13,977,400           4,481,900
Deposits and Other Assets                  279,100           2,219,700
Total Assets                            21,668,400          22,609,200
Long-Term Debt                           3,195,600           3,708,200
Obligation under Capital Lease             268,700             928,300
Total Liabilities                       15,622,900          15,121,800
Accumulated Deficit                     (8,783,900)         (7,119,100)
Stockholder's Equity                     6,045,500           7,487,400

         NET SALES

         Overall net sales for the first quarter of 2003 were $5,870,100, an increase of $794,000, or 15.4%, compared to $5,076,100 for the first quarter of 2002. The increase was mainly due to increased sales in Europe.

         Domestic Operations. Domestic net sales for first quarter of 2003 were $2,337,800 compared to $2,302,800 for the same period in 2002, a 1.52% increase. The sales volume increased to 12,593 barrels in first quarter of 2003 from 12,498 barrels in the first quarter 2002, representing an increase of 95 barrels, or 0.8%. Sales of the Company's brands increased by 615 barrels; sales of the Kingfisher brand decreased by 78 barrels, and sales of contract brands decreased by 442 barrels. The decrease in sales of contract brands is due to the termination in December, 2002, of the agreement to brew and sell Wolaver's ales. The increase in overall net sales during the first quarter of 2003 was mainly due to increase in wholesale shipments. Retail sales at the Hopland Brewery and the Saratoga Springs tasting room showed a marginal increase of $600 when compared to the same period in 2002.

         European Operations: Net sales for the first quarter of 2003 were $3,532,300 (GBP 2,204,100) compared to $2,773,300 (GBP 1,957,700) during the corresponding period of 2002, an increase of 27.37%. During the first quarter of 2003, UBSN sold 12,980 barrels compared to 11,912 barrels during the first quarter of 2002. However, because of fluctuations in the exchange rate, when the net sales results are compared in Pounds Sterling, the increase in net sales is just 12.58%.

         COST OF GOODS SOLD

         Cost of goods sold as a percentage of net sales during the first quarter of 2003 was 68.05%, as compared to 69.37% during the corresponding period of 2002. The slight decrease results from higher sales and increased productivity in U.S. operations.

         Domestic Operations: Cost of goods sold as a percentage of net sales in the U.S. during the first quarter of 2003 was 71.68%, as compared to 73.09% during the corresponding period of 2002. The decrease of 1.41% is mainly due to increased productivity, which was partially offset by increased insurance costs and an increase in the price of raw materials.

         European Operations: Cost of goods sold as a percentage of net sales in the United Kingdom during the first quarter of 2003 was 66.07%, as compared to 66.86% during corresponding period in 2002 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The slight decrease of 0.79% was mainly due to a shift towards products sold in less expensive packaging, and exchange rate fluctuations.

         GROSS PROFIT

         As a result of the higher net sales described above, gross profit for the first quarter of 2003 increased to $1,875,500, from $1,554,900 during the corresponding period of 2002, representing an increase of 20.62%. As a percentage of net sales, the gross profit during the first quarter of 2003 increased to 31.95% from that of 30.63% for the first quarter of 2002.

         MARKETING, GENERAL, AND ADMINISTRATIVE EXPENSES

         Marketing, general, and administrative expenses for the first quarter of 2003 were $1,993,200, as compared to $1,676,800 for the first quarter of 2002, representing an increase of 15.29%.

         Domestic Operations: Expenses for the first quarter of 2003 were $863,500 compared to $839,200 during the corresponding period of 2002, representing an increase of $24,300. As a percentage of net sales in the U.S., the expenses increased to 36.94% during the first quarter of 2003, compared to 36.44% during the corresponding period of 2002 mainly because of an increase in legal fees with regard to contractual disputes and loan fees on additional debt incurred by the Company. However, the increase was partially offset by a reduction in manpower.

         European operations: Expenses for the first quarter of 2003 were $1,069,700, compared to $837,600 during the corresponding period of 2002, representing an increase of $232,100. As a percentage of net sales in the U.K., the expenses increased to 30.28% during the first quarter of 2003, compared to 30.2% during the corresponding period of 2002 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase is mainly because of increases in office staff, wages, travel expenses, promotional expenses, commissions, and discounts.

         OTHER EXPENSES

         Other expenses for the first quarter of 2003 totaled $200,500, representing a decrease of $3,700 when compared to the first quarter of 2002. The other expenses consist of interest expenses, miscellaneous income, and acquisition costs. Interest expenses decreased by $8,900 because of reductions in the line of credit, other long term debt, and interest rates. Miscellaneous income decreased by $5,200.

         INCOME TAXES

         The Company has a provision for income taxes of $31,200 for the first quarter of 2003, compared to $28,300 for the first quarter of 2002. The provision for taxes is based on the estimated amount of taxes that will be imposed by the taxing authorities in the U.K.

         The Company has also provided a valuation allowance of $3,414,900 for U.S. federal and state net operating losses that may expire prior to utilization.

         NET LOSS

         The Company's net loss for the first quarter of 2003 was $289,400, as compared to loss of $354,400 for the first quarter of 2002. After providing for a negative foreign currency translation adjustment of $11,500 during the first quarter of 2003 ($19,800 for 2002), the comprehensive loss for 2003 was $300,900, compared to a loss of $374,200 in 2002.

         CAPITAL DEMANDS

         The Ukiah and Releta facilities have continued to operate at significantly less than full capacity during 2003. Both breweries have placed demands upon the Company's assets and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations.

         The Company has yet to complete the build-out of its administrative space and the exterior landscaping of the Ukiah facility. Completion of the construction is a condition to the issuance of a final certificate of occupancy. However, the Ukiah brewery has been operating under a temporary certificate of occupancy from the City of Ukiah since 1998 with no adverse consequences. The Company does not plan to revisit completion of the project until it has the available funds to do so. If, in the future, the Company decides to complete the construction and landscaping, the remaining work, and the estimated cost thereof, are as follows: covering the parking lot with asphalt, approximately $30,000; building a concrete sidewalk to one of the entrances of the brewery building, approximately $10,000.

         PROCEEDS FROM OPERATIONS INSUFFICIENT TO SUSTAIN OPERATIONS

         The Company must make timely payment of its debt and lease commitments to continue its operations. As stated above, unused capacity at the Ukiah and Saratoga Springs facilities has placed demands on the Company's working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities (see "Liquidity and Capital Resources," below). Although Management has had success in negotiating these credit facilities in the past, there can be no assurance that the Company will be able to do so in the future, either at any price or at a price the Company will be able to sustain, or that the Company will have access to any alternative sources of funds in the future. Failure to secure sufficient funds will have a materially adverse effect on the Company.

         BREWING CONTRACT WITH WOLAVER'S ENTERPRISES, LLC.

         During September 2000 the Company entered into an agreement with Wolaver's Enterprises, LLC, ("Wolaver's") a Florida limited liability company, to brew, on a contract basis, their line of organic beers. The Company produced 3,500 barrels of Wolaver's brand beer during 2002. In July 2002, Wolaver's informed the Company that it had merged with Otter Creek Brewing Company in Middlebury, Vermont. Because of the merger, Wolaver's requested termination of the brewing contract, and the Company agreed to terminate the brewing contract effective as of December 31, 2002. Termination of this contract increased the Company's unused brewing capacity. The Company will continue to look for opportunities to utilize its brewing facilities at a greater capacity.

         LIQUIDITY AND CAPITAL RESOURCES

         Master Line of Credit. On August 31, 1999, the Company and UBA entered into a Master Line of Credit Agreement, which was subsequently amended in April of 2000, and February of 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000.

         UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen (18) month promissory notes issued by the Company to UBA (the "UBA Notes"). As of March 31, 2003, the aggregate outstanding principal amount of the UBA Notes was $1,515,371, and the accrued but unpaid interest thereon was equal to approximately $342,400.

         The UBA Notes require the Company to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted the Company to capitalize all accrued interest, therefore, the Company has borrowed the maximum amount available under the facility. Upon maturity of any UBA Note, unless UBA has given the Company prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Note may be converted, at the option of UBA, into shares of the Company's common stock. If UBA does not elect to so convert any UBA Note upon maturity, it has the option to extend the term of such UBA Note for any period of time mutually agreed upon by UBA and the Company. During the extended term of any UBA Note, UBA has the right to require the Company to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days. Because the UBA Notes are subordinated to certain bank debt, the Company does not expect to repay the UBA Notes within the next calendar year.

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

         Long Term Debt: MBC has obtained a $2.7 million loan from Savings Bank of Mendocino County ("SBMC"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan is payable in monthly installments of $24,443 including interest at the rate of 7.24%, maturing December 2012 with a balloon payment in the amount of $932,600. The interest rate is adjusted on every five year anniversary of the agreement to the treasury constant maturity rate plus 4.17% (but not to exceed 10%). The amount of the balloon payment will vary depending on the change in interest rates over the years. In addition to the Ukiah land and facility, this loan is secured by some of the other assets of the Company (other than the Releta facility), including most of the Company's equipment.

         Equipment Lease: FINOVA Capital Corporation leased new brewing equipment with a total cost of approximately $1.78 million to MBC for a term of 7 years (beginning December 1996) with monthly rental payments of approximately $27,100 each. At expiration of the initial term of the lease in November 2003, the Company anticipates that it will exercise its option to either purchase the equipment at its then current fair market value (but not less than 25% nor more than 30% of the original cost of the equipment), or extend the term of the lease for an additional year at approximately $39,000 per month with an option to purchase the equipment at the end of the year at then current fair market value. The lease is not pre-payable.

         OTHER LOANS AND CREDIT FACILITIES.

         CIT Group/Credit Finance Line of Credit: The CIT Group/Credit Finance, Inc. has provided the Company with a $3,000,000 maximum line of credit with an advance rate of 80% of the Company's qualified accounts receivable and 60% of the Company's inventory, at an interest rate equal to the prime rate of Chase Manhattan Bank of New York plus 2.25%, payable monthly. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which was repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700.

         The facility was originally scheduled to mature on September 23, 2002, but on January 17, 2003, the facility was amended to extend the term of the facility to expire on November 30, 2003. This amendment also increased the maximum amount of available credit to $3,500,000, and provided a term loan of $750,000 (consisting of the original balance of $346,300 and a new term loan of $403,700) that is repayable in 30 equal consecutive monthly installments of $24,733, commencing February 1, 2003, with a final payment of $8,016. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of March 31, 2003, the total amount outstanding on the line of credit was approximately $2,006,709.

         Necor Bank Limited Option Facility: Necor Bank Limited, a South African registered company, has provided UBSN with a multi-currency option facility of 1,250,000 GBP. This facility is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of March 31, 2003 was approximately $1,009,900.

         Shepherd Neame Loan: UBSN has contracted with Shepherd Neame to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of 600,000 GBP to UBSN, repayable in monthly installments of 5,000 GBP per month, commencing in June of 2003. The loan carries an interest rate of 5%.

         Interest: The weighted average interest rates paid on the Company's U.S. debts (including the long term capital lease of equipment by FINOVA Capital Corporation Inc.) was 8.19% for the first quarter of the year 2003, and 8.41% for the corresponding period of 2002.

         Keg Management Arrangement: The Company is a party to a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of to the Company. MicroStar then supplies the Company with additional kegs. The agreement has been extended on a monthly basis since September of 2002. If, on any given month, the agreement is not extended and terminates, the Company will be required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available. However, there can be no assurance that the Company will be able to finance the purchase of the kegs. A failure to extend the contract, or to purchase the necessary kegs from MicroStar upon termination of contract, would likely have a material adverse effect on the Company.

         Overdue Property Taxes: As of December 31, 2002, the delinquent property taxes due on the Company's Ukiah property, including penalties and interest, totaled $540,300. This amount represents the overdue taxes for the period from April of 1999 to April of 2002. The taxes due for the 2002 to 2003 tax year total approximately $117,000, for an aggregate outstanding tax bill of $657,000. If the default continues beyond June 2004, the Mendocino County Tax Collector will have the power to auction the property in order to collect on the overdue bill. Management has entered into negotiations with the County to develop a payment plan for the outstanding amounts in order to and settle the overdue taxes. The Company and the County have not yet reached agreement on the terms of the payment plan, but the Company anticipates that the initial payment under the plan will be an amount equal to 20% or more of the taxes then due. The balance of the overdue taxes would then be paid in four subsequent annual installments, on or before April 10 of each year, of 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. In addition, all current and future property taxes coming due each year during the plan must be paid before their respective due dates. Because of the large amount of taxes owed, and the County's ability to sell the Ukiah property to satisfy the delinquency, failure to either enter into a payment plan satisfactory to the County, or to settle the tax dues in full before June 2004 may have serious adverse effect on the Company's business and financial condition.

         Summary: The Company must make timely payment of its debt and lease commitments to continue its operations. To fund its operating deficits over the past six years, the Company has relied upon lines of credit and other credit facilities. Management had success in negotiating these credit facilities in the past and expects to successfully negotiate these facilities in the future. However, there can be no assurance that the Company will have access to any such sources of funds in the future, and the inability to secure sufficient funds will have a materially adverse effect on the Company. Further, the CIT Group line of credit is due for renewal in November 2003, and the Finova Lease terminates in November 2003. Failure to renew these facilities would have a material adverse impact on the Company.

         CURRENT RATIO

         The Company's ratio of current assets to current liabilities on March 31, 2003, was 0.61 to 1.0, and its ratio of total assets to total liabilities was 1.39 to 1.0. On March 31, 2002, the Company's ratio of current assets to current liabilities was 0.57 to 1.0, and its ratio of total assets to total liabilities was 1.50 to 1.0.

         UNION REPRESENTATION

         On February 28, 2003, approximately 20 employees engaged in brewing, bottling, warehousing, and shipping at the Ukiah brewery elected Teamsters Local No. 896, International Brotherhood of Teamsters, AFL-CIO to represent them as a collective bargaining agent. The Company has commenced negotiation of the collective bargaining agreement. Upon the execution of the agreement, all of such 20 employees' positions must be held and filled by members of the union.

ITEM 3. CONTROLS AND PROCEDURES.
        ------------------------

         The Company's Management including the Chief Executive Officer, President and Chief Financial Officer, have evaluated, within 90 days prior to the filing of this Report, the effectiveness of the design, maintenance, and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

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

                                    PART II

ITEM 1. LEGAL PROCEEDINGS.
        ------------------

         The Company had a written distribution agreement with the House of Daniels, Inc., dba Golden Gate Distributing Company ("GGD") for the distribution of beer products in certain counties, including Napa and Marin counties. Pursuant to the express terms of this agreement, the Company had the right to terminate the agreement without cause upon 30 days' written notice to GGD. The Company exercised its contractual right to terminate the agreement by written notice, such termination to be effective on or about March 28, 2003.

         On April 1, 2003, GGD filed an action in Marin County Superior Court, naming the Company and Mark Anderson (Mr. Anderson is employed by the Company as a sales manager) as defendants. GGD claims that the termination of the agreement was wrongful in that there was no "good cause" reason therefor, and that, in terminating the agreement, the Company committed various business torts against GGD. GGD has sued the Company for breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, negligent and intentional interference with economic relationships. GGD seeks compensatory damages, disgorgement of profits, punitive damages, interest, and reasonable attorneys' fees. GGD's claims against Mr. Anderson, individually, are limited to the two interference tort claims. In informal discussions, GGD's attorney has claimed that GGD is entitled to a recovery of compensatory damages in an amount no less than seven years' profit margins realized by GGD during its distributorship of the Company's products.

         The Company believes that even though the agreement did not require a showing of good cause for termination, the Company nevertheless had ample good cause to terminate the agreement, and that, by failing to perform according to the contract, GGD has breached its contract with the Company. Moreover, during the thirty days' notice period that the Company gave GGD prior to termination, GGD engaged in tortious conduct that constituted wrongful interference with the Company's contractual relationships and economic advantage, trade libel and unfair business practices. By the response deadline of May 19, 2003, the Company expects that it will file a cross-complaint against GGD asserting these claims and seeking the appropriate remedies, including compensatory and punitive damages.

ITEM 2. CHANGES IN SECURITIES
        ---------------------

         None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.
        -------------------------------

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ----------------------------------------------------

         None.

ITEM 5. OTHER ITEMS.
        ------------

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

         (a) Exhibits. The Company's officers' certifications pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 were inadvertently omitted from the Company's Quarterly Report of Form 10-QBS for the quarterly period ended on September 30, 2002, and are attached hereto as Exhibit 99.2.

         Exhibit Number    Description of Document
         --------------    -----------------------

         99.1 Officers' Certifications pursuant to Title 18, United States Code, Section 1350

         99.2 Officers' Certifications pursuant to Title 18, United States Code, Section 1350


         (b) Current Reports on Form 8-K

             None.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               REGISTRANT:

                               MENDOCINO BREWING COMPANY, INC.

Dated: May 14, 2003            By: /s/ Vijay Mallya
                                   ---------------------------------------------
                               Dr. Vijay Mallya
                               Chairman of the Board and Chief Executive Officer

Dated: May 14, 2003            By: /s/ N. Mahadevan
                                   ---------------------------------------------
                               N.  Mahadevan
                               Chief Financial Officer and Secretary

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


/s/ Vijay Mallya
-------------------------------------------------
Dr. Vijay Mallya,
Chairman of the Board and Chief Executive Officer
Date:  May 13, 2003

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


/s/ N. Mahadevan
--------------------------------
N. Mahadevan,
Chief Financial Officer
Date:  May 13, 2003

EXHIBIT LIST

                                                                            Page
                                                                            ----
 No.
----
99.1     Certification Pursuant to Title 18, U.S.C. Section 1350             29

99.2     Certification Pursuant to Title 18, U.S.C. Section 1350             30