Form 10QSB
period 2003-06-30
MENDOCINO BREWING CO INC
filed 2003-08-14
CIK 919134

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X| quarterly report under section 13 or 15(d) of the securities exchange act of 1934

                  For the quarterly period ended June 30, 2003

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of June 30, 2003 is 11,266,874.

Transitional Small Business Disclosure Format (check one):

Yes ___  No ___

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.
        ---------------------

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                     ASSETS
                                     ------
  CURRENT ASSETS
     Cash                                                          $    511,400
     Accounts receivable                                              5,630,400
     Inventories                                                      1,356,600
     Prepaid expenses                                                   472,800
                                                                   ------------
                           Total Current Assets:                      7,971,200
                                                                   ------------

PROPERTY AND EQUIPMENT                                               13,860,500
                                                                   ------------
OTHER ASSETS
     Deposits and other Assets                                          280,500
     Intangibles net of amortization                                     99,800
                           Total Other Assets:                          380,300
                                                                   ------------
                           Total Assets:                           $ 22,212,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
     Accounts payable                                              $  4,569,600
     Accrued liabilities                                              1,896,200
     Income taxes Payable                                               290,800
     Current maturities of obligation under capital lease               702,900
     Current maturities of obligation under long-term debt              843,200
     Line of credit                                                   2,441,700
     Notes to related party                                           1,879,600
                                                                   ------------
                   Total Current Liabilities:                        12,624,000

LONG TERM DEBT, less current maturities                               3,153,400
OBLIGATIONS UNDER CAPITAL LEASE, less current maturities                197,300
                                                                   ------------
        Total Liabilities:                                           15,974,700
                                                                   ------------
STOCKHOLDERS' EQUITY
     Preferred stock, Series A, no par value, with aggregate
        liquidation preference of $227,600; 227,600
        shares authorized, issued and outstanding                       227,600
     Common stock, no par value:  30,000,000 shares authorized,
        11,266,874 shares issued and outstanding                     14,648,600
    Accumulated comprehensive loss                                      (16,900)
     Accumulated deficit                                             (8,622,000)
                                                                   ------------
                   Total Stockholders' Equity                         6,237,300
                                                                   ------------
                   Total Liabilities and Stockholders' Equity:     $ 22,212,000
                                                                   ============


                   The accompanying notes are an integral part
                         of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF
                       OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                           -----------------------------     -----------------------------
                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      June 30                          June 30
                                           -----------------------------     -----------------------------
                                               2003             2002             2003            2002
                                           ------------     ------------     ------------     ------------
NET SALES                                     7,112,900        6,349,600       12,983,000       11,425,700
COST OF GOODS SOLD                            4,816,900        4,181,600        8,811,500        7,702,700
                                           ------------     ------------     ------------     ------------
GROSS PROFIT                                  2,296,000        2,168,000        4,171,500        3,723,000
                                           ------------     ------------     ------------     ------------
OPERATING EXPENSES
Marketing, General and Administrative         1,856,600        1,781,100        3,789,800        3,458,200
                                           ------------     ------------     ------------     ------------
INCOME FROM OPERATIONS                          439,400          386,900          381,700          264,800
                                           ------------     ------------     ------------     ------------
OTHER INCOME (EXPENSE)
Other income                                      5,700            2,300           10,600           12,500
Interest Expense                               (202,400)        (209,800)        (407,800)        (424,000)
                                           ------------     ------------     ------------     ------------
                                               (196,700)        (207,500)        (397,200)        (411,500)
                                           ------------     ------------     ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES               242,700          179,400          (15,500)        (146,700)
PROVISION FOR INCOME TAX                         80,800           52,300          112,000           80,600
                                           ------------     ------------     ------------     ------------
NET INCOME (LOSS)                          $    161,900     $    127,100     $   (127,500)    $   (227,300)
                                           ------------     ------------     ------------     ------------
OTHER COMPREHENSIVE INCOME/

(LOSS), net of tax
Foreign Currency Translation Adjustment          29,900           23,400           18,400            3,600
                                           ------------     ------------     ------------     ------------
COMPREHENSIVE INCOME (LOSS)                $    191,800     $    150,500     $   (109,100)    $   (223,700)
                                           ============     ============     ============     ============

NET INCOME (LOSS) PER COMMON SHARE         $       0.02     $       0.01     $      (0.01)    $      (0.02)
                                           ============     ============     ============     ============

DILUTED NET INCOME (LOSS)
PER COMMON SHARE                           $       0.01     $       0.01     $      (0.01)    $      (0.02)
                                           ============     ============     ============     ============

                   The accompanying notes are an integral part
                         of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             ---------------------------    ---------------------------
                                                                                                  SIX MONTHS ENDED
                                                                                                      June 30
                                                             ---------------------------    ---------------------------
                                                                                                2003            2002
                                                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                                      $  (127,500)    $  (227,300)
     Adjustments to reconcile net income (loss) to net
       cash from operating activities:
         Depreciation and amortization                                                          561,200         563,800
         Loss on sale of assets                                                                   1,900              --
         Stock issued for services                                                                   --         172,100

     Changes in:
         Accounts receivable                                                                    280,600         367,000
         Inventories                                                                            117,700         (17,500)
         Prepaid expenses                                                                      (212,300)       (146,500)
         Deposits and other assets                                                               55,700        (124,000)
         Accounts payable                                                                    (1,149,900)       (349,100)
         Accrued liabilities                                                                    232,500        (310,400)
                                                                                            -----------     -----------
                    Net cash from operating activities:                                        (240,100)        (71,900)
                                                                                            -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold                                           (239,000)       (230,900)
       improvements
     Proceeds from sale of fixed assets                                                          10,900              --
                                                                                            -----------     -----------
                    Net cash from investing activities:                                        (228,100)       (230,900)
                                                                                            -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowings on line of credit                                                           289,300         822,100
     Principal payments on long-term debt                                                      (302,000)       (685,100)
     Net borrowing on long-term debt                                                            403 700              --
     Payments on obligation under capital lease                                                (130,000)        (67,500)
     Proceeds from notes payable to related parties                                              43,300          47,000
     Proceeds from new distributors                                                             655,200              --
     Disbursement in excess of deposit                                                         (134,300)        157,300
                                                                                            -----------     -----------
                Net cash from financing activities:                                             825,200         273,800
                                                                                            -----------     -----------
Effect of exchange rate change on cash                                                            7,600           4,100
                                                                                            -----------     -----------
INCREASE/(DECREASE) IN CASH                                                                     364,600         (24,900)
                                                                                            -----------     -----------
CASH, beginning of period                                                                       146,800          90,000
                                                                                            -----------     -----------
CASH, end of period                                                                         $   511,400     $    65,100
                                                                                            ===========     ===========
     Supplemental cash flow information includes the
       following:
     Cash paid during the period for:
         Interest                                                                           $   364,500     $   355,300
                                                                                            -----------     -----------
         Income Tax                                                                         $   257,700     $    94,200
                                                                                            -----------     -----------

                   The accompanying notes are an integral part
                         of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The Company has adopted EITF - 01-09 "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)". This EITF requires that certain cash consideration paid to customers for services or placement fees are to be reported as a reduction in revenue rather than as an expense. The Company has reclassified these items on the income statements for the six-month periods ending June 30, 2002, as a reduction in revenue and as a corresponding reduction in marketing and selling expenses. This reclassification has no impact on net income.


Note 2 - Line of Credit

The CIT Group/Credit Finance, Inc. has provided the Company a $3,500,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of inventory at an interest rate equal to the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, scheduled to mature on November 30, 2003. The line of credit is secured by all accounts receivable, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which was repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700.

On January 17, 2003, CIT group amended the facility and extended the term of the facility to expire on November 30, 2003. This amendment increased the maximum credit available to $3,500,000 and provided a term loan of $750,000 consisting of the original balance of $346,300 and a new term loan of $403,700 repayable in 30 equal consecutive monthly installments of $24,700, commencing February 1, 2003, with a final payment of $8,000. As of June 30, 2003, the amount outstanding on the term loan was approximately $626,400. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of June 30, 2003, the total amount outstanding on the line of credit was approximately $1,586,900.

Nedcor Bank Limited, a South African registered company, has provided a multi-currency option facility of 1,250,000 GBP to UBSN Ltd. ("UBSN"), a wholly-owned subsidiary of United Breweries International (UK) Ltd. ("UBI"), which is in turn wholly-owned by the Company. This overdraft facility is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of June 30, 2003, was approximately $854,900.


Note 3 - Long Term Debt and Notes to Related Parties

The Company has a note outstanding in the principal amount of $2,700,000, with interest at the treasury constant maturity index for five year treasuries plus 4.17%, currently 7.24%. The note requires monthly payments of principal and interest of $24,400. The note matures in December 2012 with a balloon payment and is secured by real property located in Ukiah, California.

UBSN has engaged Shepherd Neame Limited ("Shepherd Neame"), a related party, to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for the extension of the brewing contract, Shepherd Neame advanced a loan of GBP 600,000 to UBSN, repayable in monthly installment of GBP 5,000 per month, commencing in June 2003. The loan carries an interest rate of 5%.

The Company has issued unsecured convertible notes in favor of United Breweries of America, Inc. ("UBA") in the amount of approximately $1,515,400 as of June 30, 2003. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and each note originally matured 18 months from the date of the particular advance. The notes were extended to mature on August 14, 2004. The notes are convertible, at UBA's option, into common stock at $1.50 per share. Interest accrued on the notes as of June 30, 2003, is approximately $364,200.


Note 4 - Income Taxes

As of June 30, 2003, the Company has available for carry-forward Federal, California and New York net operating losses. The losses will expire as follows:

                                             NET OPERATING LOSS
                            ----------------------------------------------------
      Date of Expiration          FEDERAL        CALIFORNIA       NEW YORK
      ------------------          -------        ----------       --------
             2005               $        --     $ 2,417,000     $        --
             2010                        --         250,900              --
             2011                        --         153,700              --
             2012                 1,802,300              --         277,400
             2018                 2,758,800              --         424,700
             2019                 2,153,100              --         320,300
             2020                   965,600              --         134,200
             2021                 1,041,100              --         160,200
             2022                   806,800              --         124,200
                                -----------     -----------     -----------
                                $ 9,527,700     $ 2,821,600     $ 1,441,000
                                ===========     ===========     ===========

The Company also has $66,900 of California Manufacturer's Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007.

Temporary differences and carry-forwards which give rise to deferred tax assets and liabilities on June 30, 2003, are as follows:

     Accounts receivables allowance                             $    19,100
     Benefits from net operating loss carry forwards              3,751,600
     Inventory                                                        8,000
     Accruals                                                        15,400
     Valuation allowance                                         (3,414,900)
     Depreciation and amortization                                 (253,800)
     Investment in United Breweries International (UK) Ltd.         328,300
     Undistributed earnings of UBI (UK)                            (566,000)
     Others                                                         112,300


Note 5 -- Related party Transactions

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

The following table reflects the value of the transactions for the six months ended June 30, 2003 and 2002 and the balances outstanding at June 30, 2003 and 2002.

-------------------------------------------------------------------- ------------ -------------
                                                                         2003          2002
-------------------------------------------------------------------- ------------ -------------
Sales to Shepherd Neame Ltd                                          $ 1,186,700     $ 969,800
-------------------------------------------------------------------- ------------ -------------
Purchases from Shepherd Neame Ltd.                                     5,101,700     4,122,700
-------------------------------------------------------------------- ------------ -------------
Expenses reimbursement to Shepherd Neame Ltd.                            462,700       369,400
-------------------------------------------------------------------- ------------ -------------
Interest expenses associated with UBA convertible notes payable           43,300        47,000
-------------------------------------------------------------------- ------------ -------------
Accounts payable to Shepherd Neame Ltd                                 2,427,400     2,345,400
-------------------------------------------------------------------- ------------ -------------
Account receivable from Shepherd Neame Ltd.                              544,900       525,100
-------------------------------------------------------------------- ------------ -------------
Amounts payable to American United Breweries International                20,000        20,000
-------------------------------------------------------------------- ------------ -------------


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

                                                         Three months ended               Six months ended
                                                         ------------------               ----------------
                                                     6/30/2003       6/30/2002       6/30/2003       6/30/2002
                                                   ------------------------------------------------------------
     Net income (loss)                             $    161,900    $    127,100    $  (127,500)    $   (227,300)
                                                   ============================================================
     Weighted average common shares outstanding      11,266,874      11,266,874     11,266,874       11,266,874
                                                   ============================================================
Basic net income (loss) per share                  $       0.01    $       0.01    $     (0.01)    $      (0.02)
                                                   ============================================================
Diluted net income (loss) per share
     Net income (loss)                             $    161,900    $    127,100    $  (127,500)    $   (227,300)
     Interest expense on convertible notes
     payable                                             21,800          23,600             --               --
                                                   ------------------------------------------------------------
     Income for the purpose of computing
     diluted net income per share                  $    183,700    $    150,700    $  (127,500)    $   (227,300)
                                                   ============================================================
     Weighted average common shares outstanding      11,266,874      11,266,874     11,266,874       11,266,874
     Dilutive stock options                             429,273         429,273             --               --
     Assumed conversion of convertible notes
     payable                                          1,253,076       1,193,133             --               --
                                                   ------------------------------------------------------------

     Weighted average common shares outstanding
     for the purpose of computing diluted net
     income (loss) per share                         12,949,223      12,889,280     11,266,874       11,266,874
                                                   ============================================================
Diluted net income (loss) per share                $       0.01    $       0.01    $     (0.01)    $      (0.02)
                                                   ============================================================


Note 7 - Inventory                                             June 30, 2003
                                                               -------------

         Raw Materials                                           $   416,400
         Beer-in-process                                             230,700
         Finished Goods                                              680,100
         Merchandise                                                  29,400
                                                                 -----------
                                                                 $ 1,356,600
                                                                 ===========


Note 8. Property And Equipment                                 June 30, 2003
                                                               -------------

        Buildings                                                $ 7,807,800
        Machinery and equipment                                    8,375,900
        Equipment under capital lease                              2,405,800
        Land                                                         810,900

        Leasehold improvements                                       777,600
        Equipment in progress                                         21,600
        Vehicles                                                      86,300
        Furniture and fixtures                                       205,300
                                                                 -----------
                                                                  20,491,200
        Less: Accumulated depreciation and amortization            6,630,700
                                                                 -----------
                                                                 $13,860,500
                                                                 ===========


Note 9 - Stockholders' Equity

The following table summarizes equity transactions during the six months ended June 30, 2003:

                                  SERIES A
                               PREFERRED STOCK                 COMMON STOCK              OTHER
                         ---------------------------   ------------------------      COMPREHENSIVE    ACCUMULATED       TOTAL
                            SHARES         AMOUNT         SHARES         AMOUNT      INCOME/(LOSS)      DEFICIT        EQUITY
                         ------------   ------------   ------------   ------------   ----------------------------   ------------
Balance,
    December 31, 2002    $    227,600   $    227,600     11,266,874   $ 14,648,600         (35,300)  $ (8,494,500)  $  6,346,400

    Net Loss                                                                                             (127,500)      (127,500)

    Currency Translation
    Adjustment                                                                              18,400                        18,400
                         ------------   ------------   ------------   ------------    ------------   ------------   ------------
Balance,
    June  30, 2003            227,600   $    227,600     11,266,874   $ 14,648,600    $    (16,900)  $ (8,622,000)  $  6,237,300
                         ============   ============   ============   ============    ============   ============   ============


Note 10 - Stock Based Compensation

The Company has a stock-based employee compensation plan that allows the Company to grant options to purchase up to 1,000,000 shares of the Company's common stock. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based compensation.

----------------------------------------- ------------------------------- -------------------------------
                                             Three months ended June 30       Six months ended June 30
----------------------------------------- ------------------------------- -------------------------------
                                                2003            2002            2003           2002
----------------------------------------- --------------- --------------- --------------- ---------------
Net income / (loss) as reported              $ 161,900       $ 127,100       $(127,500)      $(227,300)
----------------------------------------- --------------- --------------- --------------- ---------------
Deduct: Total stock-based employee                                                             (99,100)
compensation expense determined under
fair value based methods for all awards,
net of tax related effects
----------------------------------------- --------------- --------------- --------------- ---------------

----------------------------------------- --------------- --------------- --------------- ---------------
Pro forma Net Loss                           $ 161,900       $ 127,100       $ (127,500)     $ (326,400)
----------------------------------------- --------------- --------------- --------------- ---------------
Earning Per Share
----------------------------------------- --------------- --------------- --------------- ---------------
      Basic and diluted (as reported)        $    0.01       $    0.01       $    (0.01)     $    (0.02)
----------------------------------------- --------------- --------------- --------------- ---------------
      Basic and diluted (pro forma)          $    0.01       $    0.01       $    (0.01)     $    (0.02)
----------------------------------------- --------------- --------------- --------------- ---------------


Note 11. Segment Information

The Company's three business segments are (i) brewing operations, (ii) distributing operations in the United Kingdom, and (iii) retail sales at the Hopland Brewery and the tasting room at Saratoga Springs. A summary of each segment is as follows:

                                                                            Six months ended June 30, 2003
                    Domestic Brewing      Distributor           Retail       Corporate &            Total
                          Operations       Operations       Operations            Others
Net Sales                $ 5,110,800      $ 7,655,400      $   216,800       $        --      $12,983,000

Operating
Profit/(Loss)                 16,900          396,400          (31,600)               --          381,700

Identifiable Assets       14,002,700        4,855,200          105,700         2,942,000       21,905,600

Depreciation &
amortization                 375,400          177,300            2,600             5,900          561,200

Capital
Expenditures                  28,500          210,500               --                --          239,000


                                                                            Six months ended June 30, 2002
                    Domestic Brewing      Distributor           Retail       Corporate &            Total
                          Operations       Operations       Operations            Others
Net Sales                $ 4,987,900      $ 6,211,500      $   226,300       $        --      $11,425,700

Operating Profit/(Loss)        1,300          275,300          (11,800)               --          264,800

Identifiable Assets       14,684,500        4,284,700           85,500         3,939,400       22,994,100

Depreciation &
amortization                 381,000          159,900            3,100            19,800          563,800

Capital Expenditures          87,700          143,200               --                --          230,900

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

The Company believes that even though the agreement did not require a showing of good cause for termination, the Company nevertheless had ample good cause to terminate the agreement, and that, by failing to perform according to the contract, GGD has breached its contract with the Company. The Company filed a cross-complaint against GGD asserting these claims and seeking the appropriate remedies, including compensatory and punitive damages. Based on the facts and the Company's beliefs set forth above, the Company did not provide for any liability for the claims of GGD.

During the second quarter of the year 2003, the Company received $655,200 from two new distributors in exchange for the Company's business in the former territory of GGD. Normally the changing of distributors occurs outside of the Company, and the new distributors pay the old distributors for developing the territory. Because of the dispute between the Company and GGD, the Company determined that the new distributors should pay these funds directly to the Company. The Company will use these funds to pay off any obligation owed to GGD once the legal matters have been settled.

UBSN is involved in a dispute with customs and excise authorities in the United Kingdom regarding the recoverability of Value Added Tax on certain materials. If UBSN is unsuccessful in defending its case, costs (including penalties and interest) are estimated at GBP 70,000. However, UBSN believes that it will be successful in its defense and accordingly, the Company did not provide for any liability for this dispute.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, and the year ended December 31, 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 2002.

This discussion contains statements regarding the company's expectations concerning its future operations, earnings and outlook. These statements are forward-looking statements that involve significant risks and uncertainties, and accordingly, no assurances can be given that such expectations will be correct. These expectations are based upon many assumptions that the Company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the Company's products; changes in demand for malt beverage products in different Company markets; changes in customer preference for the Company's malt beverage products; regulatory or legislative changes; changes in raw materials prices; changes in interest rates; and changes in the company's European beer and/or restaurant business. The Company disclaims any obligation to update any of these forward-looking statements. If the Company determines to update any forward-looking statement, it will do so publicly. No private statements by the Company or its personnel should be interpreted as updating forward-looking statements.


CRITICAL ACCOUNTING POLICIES

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

o The first-in, first-out (FIFO) method to value the majority of the Company's inventories.

o The intrinsic value method, or APB Opinion No. 25, to account for incentive awards of Company common stock.

o A full valuation allowance of deferred tax assets for net operating loss carryforwards that are expected to expire prior to utilization.

o The carrying value of certain plant and equipment is not impaired under FASB 144 based on expected future cash flows from operations.

o The decision by the Company not to accrue any amounts in connection with the litigation involving Golden Gate Distributing, based on the Company's belief that it will prevail in the litigation and similar decision in connection with a dispute with customs and excise authorities in the United Kingdom based on the Company's belief that it will be successful in its defense.

     These accounting policies are applied consistently for all years presented. The Company's operating results would be affected if other alternatives were used. Information about the impact on operating results is included in the footnotes to the Company's consolidated financial statements.


OVERVIEW

MBC was originally formed in March 1983 and bottled its flagship brand, Red Tail Ale, in December 1983. The Company is celebrating its 20th anniversary during the year 2003. During the first quarter of the year 2003, the Company prepared to launch Red Tail Ale in a commemorative 22 oz. bottle. This limited edition bottle, with an exciting `Red Tail Ale - Reggae on the River' label designed by artist Jesse Miller is distributed in select markets in California and Oregon. During the second quarter, the Company started brewing products of Monterey County Ales, Inc. at its breweries located in Ukiah and Saratoga Springs.

The Company's brewing operation's sales in the United States during the first six months of the year 2003 increased to 28,323 barrels, an increase of 335 barrels, or 1.2%, over the 27,988 barrels sold in the first six months of the year 2002. Management had hoped for a larger increase and attributes this marginal increase to the poor economy and a significant decline in business experienced by the restaurant and tourism industry. During the first six months of the year 2003, UBSN sold 29,561 barrels in the United Kingdom, Europe and Canada, compared to 26,977 barrels during the corresponding period in the year 2002.

The Company ended the first six months of 2003 with a net loss of $127,500, as compared to a net loss of $227,300 for the same period in 2002. As set forth more fully under "Results of Operations," below, the overall net loss is attributed to increases in net sales, cost of goods, marketing, general and administrative expenses, a reduction in other income and interest, and an increase in the income tax provision.


RESULTS OF OPERATIONS

The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.

                                                        ------------------------
                                                        SIX MONTHS ENDED JUNE 30
                                                        ------------------------
                                                           2003          2002
     STATEMENTS OF OPERATIONS DATA:                         %             %
                                                       ---------     ---------

     NET SALES                                            100.00        100.00
     Costs of Sales                                        67.87         67.42
                                                       ---------     ---------
     GROSS PROFIT                                          32.13         32.58
                                                       =========     =========

     Marketing, General and Administrative  Expense        29.19         30.26
     PROFIT / (LOSS) FROM OPERATIONS                        2.94          2.32
     Other (Income) / Expense                              (0.08)        (0.11)
     Interest Expense                                       3.14          3.71
                                                       ---------     ---------
     (Loss) before income taxes                            (0.12)        (1.28)
     Provision for income taxes                             0.86          0.71
                                                       ---------     ---------
     NET LOSS                                              (0.98%)       (1.99%)
                                                       =========     =========
     Other Comprehensive Loss                              (0.14)        (0.03)
                                                       =========     =========
     COMPREHENSIVE LOSS                                    (0.84%)       (1.96%)
                                                       =========     =========

                                          ------------------------
                                          SIX MONTHS ENDED JUNE 30
                                          ------------------------
                                            2003            2002
     BALANCE SHEET DATA:                     $               $
                                        ----------      ----------
     Cash and Cash Equivalents             511,400          65,100
     Working Capital                    (4,652,800)     (4,533,300)
     Property and Equipment             13,860,500      14,358,800
     Deposits and Other Assets             380,300       2,277,400
     Total Assets                       22,212,000      22,994,100
     Long-term Debt                      3,153,400       3,446,400
     Obligation Under Capital Lease        197,300         846,500
     Total Liabilities                  15,974,700      15,184,100
     Accumulated Deficit                (8,622,000)     (6,992,000)
     Stockholder's equity                6,237,300       7,810,000


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002


NET SALES

     Overall net sales for the second quarter of 2003 were $7,112,900, an increase of $763,300, or 12.02%, compared to $6,349,600 for the second quarter of 2002. Of the increase, sales from the Company's domestic operations increased by $78,400 and sales from the European operation increased by $684,900.

     Domestic Operations. Domestic net sales for first six months of 2003 were $2,989,800 compared to $2,911,400 for the same period in 2002, a 2.69% increase. The sales volume increased to 15,730 barrels in the second quarter of 2003 from 15,490 barrels in the second quarter of 2002, representing an increase of 240 barrels or 1.55%. Of the increase, sales of the Company's brands increased by 503 barrels; sales of Kingfisher decreased by 119 barrels; and sales of contract brands decreased by 144 barrels. The decrease in the sale of contract brands is mainly due to the termination of the brewing agreement with Wolaver's Enterprises in December

2002, but is partially offset by sales of Monterey County Ale products. The increase in overall net sales during the second quarter of 2003 was mainly due to an increase in wholesale shipments. Retail sales for the second quarter of 2003 showed a decrease of $8,700 over the same period in 2002.

     European Operations: Net sales for the second quarter of 2003 were $4,123,100 (GBP 2,548,200) compared to $3,438,200 (GBP 2,329,300) during the corresponding period of 2002, an increase of 19.92%. During the second quarter of 2003, UBSN sold 15,936 barrels compared to 15,065 barrels during the same period in 2002. Exchange rate fluctuations when measured in United States dollars increased the amount of growth as compared to last year, hence when the net sales results are compared in Pounds Sterling, there is an increase of only 9.4%.


COST OF GOODS SOLD

Cost of goods sold as a percentage of net sales during the second quarter of 2003 was 67.72%, as compared to 65.86% during the corresponding period of 2002.

     Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the second quarter of 2003 was 68.54%, as compared to 66.25% during the corresponding period of 2002, representing an increase of 2.29%, mainly due to increases in the price of raw materials and increased insurance costs.

     European Operations: Cost of goods sold as a percentage of net sales in the United Kingdom during the second quarter of 2003 was 67.61%, as compared to 66.16% during corresponding period in 2002 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing a slight increase of 1.45%.


GROSS PROFIT

As a result of the higher net sales described above, gross profit for the second quarter of the year 2003 increased to $2,296,000, from $2,168,000 during the corresponding period of 2002, representing an increase of 5.9%. As a percentage of net sales, the gross profit during the second quarter of 2003 decreased to 32.28% from that of 34.14% for the second quarter of 2002.


MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

Marketing, general and administrative expenses for the second quarter of 2003 were $1,856,600, as compared to $1,781,100 for the second quarter of 2002, representing an increase of 4.24%.

     Domestic Operations: Expenses for the second quarter of 2003 were $788,800 compared to $811,400 during the corresponding period of 2002, representing a decrease of $22,600. As a percentage of net sales in the United States, the expenses decreased to 26.38% during the second quarter of 2003, compared to 27.87% during the corresponding period of 2002, mainly on account of a reduction in manpower.

     European operations: Expenses for the second quarter of 2003 were $1,067,800 compared to $969,700 during the corresponding period of 2002, representing an increase of

$98,100. As a percentage of net sales in the United Kingdom, the expenses decreased to 25.9% during the second quarter of 2003 compared to 28.2% during the corresponding period of 2002 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase is mainly on account of increases in manpower, travel costs, and promotional expenses.


OTHER EXPENSES

Other expenses for the second quarter of 2003 totaled $196,700, representing a decrease of $10,800 when compared to the second quarter of 2002. The other expenses consist of interest expenses, miscellaneous income, and acquisition costs. Interest expenses decreased by $7,400 because of the reduction in long term debts and reduction in interest rates. Miscellaneous income increased by $3,400.


INCOME TAXES

The Company has a provision for income taxes of $80,800 for the second quarter of 2003, compared to $52,300 for the second quarter of 2002. The provision for taxes relates to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.


NET INCOME

The Company's net income for the second quarter of 2003 was $161,900, as compared to income of $127,100 for the second quarter of 2002. After providing for a foreign currency translation adjustment of $29,900 during the second quarter of 2003 ($23,400 for 2002), the comprehensive income for 2003 was $191,800, compared to $150,500 in 2002.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002


NET SALES

Overall net sales for the first six months of 2003 were $12,983,000, an increase of $1,557,300, or 13.63%, compared to $11,425,700 for the first six months of 2002. Of the increase, Company's domestic operations sales increased by $113,400 and European operation's sales increased by $1,443,900.

     Domestic Operations. Domestic net sales for first six months of 2003 were $5,327,600 compared to $5,214,200 for the same period in 2002, a 2.17% increase. The sales volume increased to 28,323 barrels in first six months of 2003 from 27,988 barrels in the first six months of 2002, representing an increase of 335 barrels or 1.2%. Of the increase, sales of the Company's brands increased by 1,117 barrels; sales of Kingfisher decreased by 196 barrels, and sales of contract brands decreased by 586 barrels. The decrease in the sales of contract brands is mainly due to the termination of the brewing agreement with Wolaver's Enterprises, LLC in December 2002. The increase in overall net sales during the first six months of 2003 was mainly due to increase in wholesale shipments. Retail sales for the first six months of 2003 showed a decrease of $9,500 over the same period in 2002.

     European Operations: Net sales for the first six months of 2003 were $7,655,400 (GBP 4,752,300) compared to $6,211,500 (GBP 4,287,100) during the corresponding period of 2002, an increase of 23.25%. During the first six months of 2003, UBSN sold 29,561 barrels, compared to 26,977 barrels during the same period in 2002. However, effective as of March 1, 2003, UBSN increased its prices for its products. Exchange rate fluctuations when measured in United States dollars caused the growth percentage to increase as compared to last year, hence when the net sales results are compared in Pounds Sterling, there is an increase of 10.85%.


COST OF GOODS SOLD

Cost of goods sold as a percentage of net sales during the first six months of 2003 was 67.87%, as compared to 67.42% during the corresponding period of 2002. This slight increase is largely due to increased costs in the United States operations.

     Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the first six months of 2003 was 69.92%, as compared to 69.27% during the corresponding period of 2002, representing an increase of 0.65%, which is mainly due to an increase in the price of raw materials and increased insurance costs.

     European Operations: Cost of goods sold as a percentage of net sales in the United Kingdom during the first six months of 2003 was 66.90%, as compared to 66.47% during corresponding period in 2002 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing an increase of 0.43% mainly due to product mix and exchange rate fluctuations.


GROSS PROFIT

As a result of the higher net sales described above, gross profit for the first six months of the year 2003 increased to $4,171,500, from $3,723,000 during the corresponding period of 2002, representing an increase of 12.05%. As a percentage of net sales, the gross profit during the first quarter of 2003 decreased to 32.13% from that of 32.58% for the first six months of 2002.


MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

Marketing, general and administrative expenses for the first six months of 2003 were $3,789,800, as compared to $3,458,200 for the first six months of 2002, representing an increase of 9.59%.

     Domestic Operations: Expenses for the first six months of 2003 were $1,652,300 compared to $1,650,600 during the corresponding period of 2002, representing an increase of $1,700. As a percentage of net sales in the United States, the expenses decreased to 31.01% during the first six months of 2003, compared to 31.66% during the corresponding period of 2002, mainly on account of increases in legal costs on contractual disputes, insurance costs, and sales promotion expenses. However, these increases in expenses were partially offset by savings caused by the Company's reduction in manpower.

     European operations: Expenses for the first six months of 2003 were $2,137,500 compared to $1,807,600 during the corresponding period of 2002, representing an increase of $329,900. As a percentage of net sales in the United Kingdom, the expenses decreased to 27.92% during the first six months of 2003 compared to 29.1% during the corresponding period of 2002 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase is mainly on account of increased manpower and travel costs, sales promotional expenses, commissions, and discounts on increased sales.


OTHER EXPENSES

Other expenses for the first six months of 2003 totaled $397,200, representing a decrease of $14,300 when compared to the first six months of 2002. The other expenses consist of interest expenses, miscellaneous income, and acquisition costs. Interest expenses decreased by $16,200 because of reductions in long term debts, interest rates, and the outstanding balance on the line of credit. Miscellaneous income decreased by $1,900.


INCOME TAXES

The Company has a provision for income taxes of $112,000 for the first six months of 2003, compared to $80,600 for the first six months of 2002. The provision for taxes relates to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

The Company has also provided valuation allowance $3,414,900 for federal and state net operating losses that may expire prior to utilization.


NET LOSS

The Company's net loss for the first six months of 2003 was $127,500, as compared to loss of $227,300 for the first six months of 2002. After providing for a foreign currency translation adjustment of $18,400 during the first quarter of 2003 ($3,600 for 2002), the comprehensive loss for 2003 was $109,100, compared to a loss of $223,700 in 2002.


CAPITAL DEMANDS

Both the Ukiah and Releta facilities continue to operate at significantly less than full capacity. Both breweries have placed demands upon the Company's assets and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations.

The Company has yet to complete the build-out of its administrative space and the exterior landscaping of the Ukiah facility. Completion of the construction is a condition to the issuance of a final certificate of occupancy. However, the Ukiah brewery has been operating under a temporary certificate of occupancy from the City of Ukiah since 1998 with no adverse consequences. The Company does not plan to revisit completion of the project until it has the available funds to do so. If, in the future, the Company decides to complete the landscaping, the remaining work and the estimated cost thereof are as follows: covering the parking lot with asphalt, approximately $30,000; building a concrete sidewalk to one of the entrances of the brewery building, approximately $10,000.

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

BREWING CONTRACT WITH WOLAVER'S ENTERPRISES, LLC.

            During September 2000 the Company entered into an agreement with Wolaver's Enterprises, LLC, ("Wolaver's") a Florida limited liability company, to brew, on a contract basis, their line of organic beers. The Company produced 3,500 barrels of Wolaver's brand beer during year 2002. In July 2002, Wolaver's informed the Company that it had merged with Otter Creek Brewing Company in Middlebury, Vermont. Because of the merger, Wolaver's requested termination of the brewing contract, and the Company agreed to terminate the brewing contract effective as of December 31, 2002. Termination of this contract increased the Company's unused brewing capacity. The Company will continue to look for opportunities to utilize its brewing facilities at a greater capacity.

LIQUIDITY AND CAPITAL RESOURCES

     Master Line of Credit. On August 31, 1999, the Company and UBA entered into a Master Line of Credit Agreement, which was subsequently amended in April of 2000, and February of 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000.

UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen (18) month promissory notes issued by the Company to UBA (the "UBA Notes"). As of June 30, 2003, the aggregate outstanding principal amount of the UBA Notes was $1,515,371, and the accrued but unpaid interest thereon was equal to approximately $364,200.

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

On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which provides a written confirmation that UBA had waived its rights as of August 13, 2001, with regard to all conversion rate protection set forth in the UBA Notes.

The Company and UBA executed an Extension of Term of Notes under Master Line of Credit Agreement in February of 2002, which was later amended in August of 2002, March of 2003, and August of 2003 (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the UBA Notes for a period that ends on August 14, 2004.

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


Other Loans and Credit Facilities.

CIT Group/Credit Finance Line of Credit: The CIT Group/Credit Finance, Inc. has provided the Company a $3,000,000 maximum line of credit with an advance rate of 80% of qualified accounts receivable and 60% of inventory at an interest rate equal to the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which was repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700.

The facility was originally scheduled to mature on September 23, 2002, but on January 17, 2003, the facility was amended to extend the term of the facility to expire on November 30, 2003. This amendment also increased the maximum amount of available credit to $3,500,000, and provided a term loan of $750,000 (consisting of the original balance of $346,300 and a new term loan of $403,700) that is repayable in 30 equal consecutive monthly installments of $24,700, commencing February 1, 2003, with a final payment of $8,000. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of June 30, 2003, the total amount outstanding on the line of credit was approximately $1,586,900.

Nedcor Bank Limited Option Facility: Necor Bank Limited, a South African registered company, has provided UBSN with a multi-currency option facility of GBP 1,250,000. This overdraft facility has an interest rate of 1.5% over Necor Bank's base rate, and is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of June 30, 2003 was approximately $854,900.

Shepherd Neame Loan: Shepherd Neame has a contract with UBSN to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of GBP 600,000 to UBSN, repayable in annual installments of GBP 60,000 per year, commencing in June 2003. UBSN has repaid GBP 60,000 as of June 2003 and the amount outstanding as of June 30, 2003 is GBP 540,000. The loan carries an interest rate of 5%.

Interest: The weighted average interest rates paid on the Company's U.S. debts (including the long term capital lease of equipment by FINOVA Capital Corporation Inc.) was 7.39% for the first six months of the year 2003 and 8.44% for the corresponding period of 2002.

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

Overdue Property Taxes: As of June 30, 2003, the delinquent property taxes due on the Company's Ukiah property, including penalties and interest, totaled $710,600. This amount represents the overdue taxes for the period from April of 1999 to June of 2003. The Company entered into a payment plan on July 31, 2003 to settle the amount of overdue taxes. The Company made an initial payment of $143,000 under the plan. The balance of the overdue taxes would then be paid in four subsequent annual installments, on or before April 10 of each year, of 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. Because of the large amount of taxes owed, and the County's ability to sell the Ukiah property to satisfy a delinquency, failure to settle all current and future property taxes including payments due under the payment plan may have serious adverse effect on the Company's business and financial condition.

Restricted New Assets: UBI has undistributed earnings of approximately $1,895,000, because its line of credit agreement restricts payments and dividends to the parent company to $150,000 per year.

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


CURRENT RATIO

The Company's ratio of current assets to current liabilities on June 30, 2003 was 0.63 to 1.0 and its ratio of total assets to total liabilities was 1.39 to
1.0. On June 30, 2002, the Company's ratio of current assets to current liabilities was 0.58 to 1.0 and its ratio of total assets to total liabilities was 1.51 to 1.0.


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


ITEM 3. CONTROLS AND PROCEDURES.

The Company's Management including the Chief Executive Officer, President and Chief Financial Officer, have evaluated the effectiveness of the design, maintenance, and operation of the Company's disclosure controls and procedures during the period of time covered by this report. Management determined that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms.

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

On April 1, 2003, GGD filed an action in Marin County Superior Court, naming the Company and Mark Anderson (Mr. Anderson is employed by the Company as a sales manager) as defendants. GGD claims that the termination of the agreement was wrongful in that there was no "good cause" reason therefor, and that, in terminating the agreement, the Company committed various business torts against GGD. GGD has sued the Company for breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, negligent and intentional interference with economic relationships. GGD seeks compensatory damages, disgorgement of profits, punitive damages, interest, and reasonable attorneys' fees. GGD's claims against Mr. Anderson, individually, are limited to the two interference tort claims. Because Mr. Anderson is an employee of the Company, the Company may have some obligation to indemnify Mr. Anderson for his costs and expenses in connection with these claims. In informal discussions, GGD's attorney has claimed that GGD is entitled to a recovery of compensatory damages in an amount no less than seven years' profit margins realized by GGD during its distributorship of the Company's products.

The Company believes that even though the agreement did not require a showing of good cause for termination, the Company nevertheless had ample good cause to terminate the agreement, and that, by failing to perform according to the contract, GGD has breached its contract with the Company. Moreover, during the thirty days' notice period that the Company gave GGD prior to termination, GGD engaged in tortious conduct that constituted wrongful interference with the Company's contractual relationships and economic advantage, trade libel and unfair business practices. The Company has filed a cross-complaint against GGD asserting these claims and seeking the appropriate remedies, including compensatory and punitive damages.

During the second quarter of the year 2003, the Company received $655,200 from two new distributors in exchange for the Company's business in the former territory of GGD. Normally the changing of distributors occurs outside of the Company, and the new distributors pay the old distributors for developing the territory. Because of the dispute between the Company and GGD, the Company determined that the new distributors should pay these funds directly to the Company. The Company will use these funds to pay off any obligation owed to GGD once the legal matters have been settled.


ITEM 2. CHANGES IN SECURITIES.

     None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES.
        -------------------------------

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

     None.


ITEM 5. OTHER ITEMS.
        ------------

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
        ---------------------------------

     (a)  Exhibits.                                                     Page No.

    31.1  Certification of Principal Executive Officer Pursuant to           25
          Rule 13a-14(a) or Rule 15d-14(a)
    31.2  Certification of Principal Financial Officer Pursuant to           27
          Rule 13a-14(a) or Rule 15d-14(a)
    32.1  Certification Pursuant to Title 18, U.S.C. Section 1350            29
    32.2  Certification Pursuant to Title 18, U.S.C. Section 1350            30

     (b)  Current Reports on Form 8-K

                  None.


                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               REGISTRANT:

                               MENDOCINO BREWING COMPANY, INC.


Dated: August 12, 2003                 By: /s/ Dr. Vijay Mallya
                                           -------------------------------------
                                       Dr. Vijay Mallya
                                       Chairman of the Board and Chief Executive
                                       Officer



Dated: August 12, 2003                 By: /s/ N. Mahadevan
                                           -------------------------------------
                                       N. Mahadevan
                                       Chief Financial Officer and Secretary

EXHIBIT LIST

                                                                        Page No.
                                                                        --------

    31.1  Certification of Principal Executive Officer Pursuant to           25
          Rule 13a-14(a) or Rule 15d-14(a)

    31.2  Certification of Principal Financial Officer Pursuant to           27
          Rule 13a-14(a) or Rule 15d-14(a)

    32.1  Certification Pursuant to Title 18, U.S.C. Section 1350            29

    32.2  Certification Pursuant to Title 18, U.S.C. Section 1350            30