Form 10QSB
period 2003-09-30
MENDOCINO BREWING CO INC
filed 2003-11-14
CIK 919134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2003.
                                            -------------------

o      TRANSITION report under section 13 or 15(d) of the exchange act

              For the transition period from            to
                                            -----------    -----------

                         Commission file number 1-13636


                         Mendocino Brewing Company, Inc.
        (Exact name of small business issuer as specified in its charter)


          California                                       68-0318293
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


                       1601, Airport Road, Ukiah, CA 95482
                    (Address of principal executive offices)


                                 (707) 463-2087
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of September 30, 2003 is 11,266,874.

Transitional Small Business Disclosure Format (check one):

Yes     No  X
   ---     ---


                                               PART I

ITEM 1.     FINANCIAL STATEMENTS.

                          MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEET
                                        SEPTEMBER 30, 2003
                                            (UNAUDITED)

                                              ASSETS
                                              ------

CURRENT ASSETS
   Cash                                                                          $   579,300
   Accounts receivable                                                             5,849,100
   Inventories                                                                     1,346,700
   Prepaid expenses                                                                  372,500
                                                                                 -----------
                      Total Current Assets:                                        8,147,600
                                                                                 -----------

PROPERTY AND EQUIPMENT
OTHER ASSETS                                                                      13,795,500
                                                                                 -----------

   Deposits and other assets                                                         195,800
   Intangibles net of amortization                                                    97,000
                                                                                 -----------

                      Total Other Assets:                                            292,800
                                                                                 -----------
                      Total Assets:                                              $22,235,900
                                                                                 ===========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES
   Accounts payable                                                              $ 4,057,300
   Accrued liabilities                                                             1,590,300
   Income taxes payable                                                              352,600
   Current maturities of obligation under capital lease                              656,500
   Current maturities of obligation under long-term debt                             771,500
   Line of credit                                                                  2,340,400
                                                                                 -----------
                      Total Current Liabilities:                                   9,768,600

Notes to related party                                                             1,900,500
Long term debt, less current maturities                                            3,699,200
Obligations under capital lease, less current maturities                             183,200
                                                                                 -----------
                      Total Liabilities:                                          15,551,500
                                                                                 -----------

STOCKHOLDERS' EQUITY
   Preferred stock, Series A, no par value, with aggregate liquidation preference of 227,600 $227,600; shares authorized, issued
      and outstanding                                                                227,600
   Common stock, no par value:  30,000,000 shares authorized, 11,266,874          14,648,600
      shares issued and outstanding
   Accumulated comprehensive loss                                                     (5,200)
   Accumulated deficit                                                            (8,186,600)
                                                                                 -----------
                      Total Stockholders' Equity                                   6,684,400
                                                                                 -----------
                      Total Liabilities and Stockholders' Equity:                $22,235,900
                                                                                 ===========

          The accompanying notes are an integral part of these financial statements.



                                          MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF
                                                  INCOME AND COMPREHENSIVE INCOME
                                                            (UNAUDITED)


                                                    -----------------------------------    ------------------------------------
                                                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                               September 30                           September 30
                                                    -----------------------------------    ------------------------------------
                                                           2003              2002                2003                2002
                                                           ----              ----                ----                ----
Net Sales                                              $ 7,628,300       $ 6,989,400         $ 20,611,300       $ 18,502,800
Cost of goods sold                                       5,101,600         4,557,900           13,913,100         12,254,800
                                                       -----------       -----------         ------------       ------------
Gross Profit                                             2,526,700         2,431,500            6,698,200          6,248,000
                                                       -----------       -----------         ------------       ------------
Operating expenses
Marketing, General and Administrative                    1,939,400         1,902,900            5,729,300          5,454,600
                                                       -----------       -----------         ------------       ------------
Income from operations                                     587,300           528,600              968,900            793,400
                                                       -----------       -----------         ------------       ------------
Other income (expense)
Other Income                                               143,700            62,400              154,400             74,900
Interest Expense                                          (202,200)         (207,700)            (610,000)          (631,700)
                                                       -----------       -----------         ------------       ------------
                                                           (58,500)         (145,300)            (455,600)          (556,800)
                                                       -----------       -----------         ------------       ------------
INCOME BEFORE INCOME TAXES                                 528,800           383,300              513,300            236,600

PROVISION FOR INCOME TAX                                    93,400            62,600              205,400            143,200
                                                       -----------       -----------         ------------       ------------
NET INCOME                                             $   435,400       $   320,700         $    307,900       $     93,400
                                                       -----------       -----------         ------------       ------------
OTHER COMPREHENSIVE INCOME (LOSS),
net of tax

Foreign Currency Translation Adjustment                     11,700            (3,500)              30,100                500
                                                       -----------       -----------         ------------       ------------

COMPREHENSIVE Income                                   $   447,100       $   317,200         $    338,000       $     93,900
                                                       ===========       ===========         ============       ============

NET INCOME PER COMMON SHARE                                  $0.04             $0.03                $0.03              $0.01
                                                             =====             =====                =====              =====

DILUTED NET INCOME
PER COMMON SHARE                                             $0.04             $0.03                $0.03              $0.01
                                                             =====             =====                =====              =====

                                The accompanying notes are an integral part of these financial statements.

                                                                     2


                               MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                           ----------------------------------
                                                                                   NINE MONTHS ENDED
                                                                                      September 30
                                                                           ----------------------------------
                                                                                2003                2002
                                                                                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                $   307,900          $   93,400
  Adjustments to reconcile net income to net cash from
    operating activities:
      Depreciation and amortization                                             842,100             844,100
      Loss on sale of assets                                                      1,200              14,800
        Stock issued for services                                                     -             172,100

  Changes in:
      Accounts receivable                                                        83,200             (52,400)
      Inventories                                                               127,600            (104,000)
      Prepaid expenses                                                           32,900             (77,600)
      Deposits and other assets                                                  (2,500)            (47,900)
      Accounts payable                                                       (1,101,500)            (91,200)
      Accrued liabilities                                                        (9,800)            (55,800)
                                                                            -----------          ----------
                      Net cash from operating activities:                       281,100             695,500
                                                                            -----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, equipment, and leasehold
    improvements                                                               (445,100)           (362,300)
   Proceeds from sale of fixed assets                                            10,900              17,900
   Proceeds from new distributors                                               655,200                   -
                                                                            -----------          ----------
                     Net cash from investing activities:                        221,000            (344,400)
                                                                            -----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings on line of credit                                             180,900             300,900
   Principal payments on long-term debt                                        (404,800)           (694,100)
   Net borrowing on long-term debt                                              403 700                   -
   Payments on obligation under capital lease                                  (190,500)           (154,400)
   Proceeds from notes payable to related parties                                64,200              70,900
   Disbursement in excess of deposit                                           (134,300)            112,500
                                                                            -----------          ----------
                     Net cash from financing activities:                        (80,800)           (364,200)
                                                                            -----------          ----------
Effect of exchange rate change on cash                                           11,200             (12,000)
                                                                            -----------          ----------
INCREASE / (DECREASE) IN CASH                                                   432,500             (25,100)
                                                                            -----------          ----------
CASH, beginning of period                                                       146,800              89,800
                                                                            -----------          ----------
CASH, end of period                                                         $   579,300          $   64,700
                                                                            ===========          ==========
Supplemental cash flow information includes the following:
      Cash paid during the period for:
        Interest                                                            $   545,800          $  527,400
                                                                            -----------          ----------
        Income tax                                                          $   299,900          $  142,800
                                                                            ===========          ==========

                      The accompanying notes are an integral part of these financial statements.

                                                          3

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The Company has adopted EITF - 01-09 "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)". This EITF requires that certain cash consideration paid to customers for services or placement fees are to be reported as a reduction in revenue rather than as an expense. The Company has reclassified these items on the income statements as a reduction in revenue and as a corresponding reduction in marketing and selling expenses. This reclassification has no impact on net income.


Note 2 - Line of Credit

The CIT Group/Credit Finance, Inc. ("CIT") has provided the Company with a $3,500,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of inventory at an interest rate equal to the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly. The line of credit was scheduled to mature on November 30, 2003 but has been extended on a month to month basis. The line of credit is secured by all accounts receivable, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements.

On January 17, 2003, CIT amended the facility, thereby increasing the maximum credit available from $3,000,000 to $3,500,000, and providing a term loan of $750,000 consisting of the original balance of $346,300 and a new term loan of $403,700. The new term loan is repayable in 30 equal consecutive monthly installments of $24,700, commencing February 1, 2003, with a final payment of $8,000. As of September 30, 2003, the amount outstanding on the term loan was approximately $552,100. Based on the Company's current level of qualified accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of September 30, 2003, the total amount outstanding on the line of credit was approximately $1,403,400.

Nedcor Bank Limited, a South African registered company, has provided a credit facility of GBP 1,250,000 to UBSN Ltd. ("UBSN"), a wholly-owned subsidiary of United Breweries International (UK) Ltd. ("UBI"), which is in turn wholly-owned by the Company. This facility includes a revolving short-term loan, overdraft protection, and foreign exchange services. It is only available until terminated by Nedcor Bank, and is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of September 30, 2003, was approximately $937,000.



Note 3 - Long Term Debt and Notes to Related Parties

The Company has a note outstanding in the principal amount of $2,700,000 in favor of Savings Bank of Mendocino County ("SBMC"), with interest at the five-year treasury constant maturity index plus 4.17%, currently 7.24%. The note requires monthly payments of principal and interest of $24,400. The note matures in December 2012 with a balloon payment of $932,600, and is secured by real property located in Ukiah, California.

The Company owes the County of Mendocino $574,500, which represents overdue taxes for the period from April of 1999 to June of 2003. Under the payment plan executed with the County, this amount is payable in four annual installments on or before April 10 of each year, commencing from the year 2005, along with accrued interest calculated at 18% per year. Failure to timely pay any installment or current property taxes may result in the County selling the Company's Ukiah property to satisfy this outstanding debt.

UBSN has engaged Shepherd Neame Limited ("Shepherd Neame"), a related party, to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for the extension of the brewing contract, Shepherd Neame advanced a loan of GBP 600,000 to UBSN, repayable in ten annual installments of GBP 60,000, commencing in June 2003. At the time of the filing this report, GBP 600,000 was roughly equal to $1,000,000, therefore, each payment of 60,000 GBP would be approximately equal to $100,000. The loan carries an interest rate of 5% per year.

The Company has issued unsecured convertible notes in favor of United Breweries of America, Inc. ("UBA") in the amount of approximately $1,515,400 as of September 30, 2003. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and each note originally matured 18 months from the date of the particular advance. The notes were extended to mature on August 14, 2004. The notes are convertible, at UBA's option, into common stock at $1.50 per share. Interest accrued on the notes as of September 30, 2003, is approximately $385,100. Because these notes are subordinated to the CIT line of credit and SBMC note, the Company does not expect to make payments on the notes within the next year. The Company expects the maturity dates to be extended again and has shown the amount as long-term debt.


Note 4 - Income Taxes

As of September 30, 2003, the Company has available for carry-forward Federal, California and New York net operating losses. The losses will expire as follows:

                                           NET OPERATING LOSS
                        ------------------------------------------------------
  Date of Expiration         FEDERAL           CALIFORNIA         NEW YORK
  ------------------         -------           ----------         --------

         2005              $    -              $2,417,000        $     -
         2010                   -                 250,900              -
         2011                   -                 153,700              -
         2012               1,802,300                -              277,400
         2018               2,758,800                -              424,700
         2019               2,153,100                -              320,300
         2020                 965,600                -              134,200
         2021               1,041,100                -              160,200
         2022                 806,800                -              124,200
                           ----------          ----------        ----------
                           $9,527,700          $2,821,600        $1,441,000
                           ==========          ==========        ==========

The Company also has $ 49,800 of California Manufacturer's Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007. The valuation allowance for all deferred tax assets has been provided because management believes that it is more likely than not that the assets may expire prior to utilization.

Temporary differences and carry forwards which give rise to deferred tax assets and liabilities on September 30, 2003, are as follows:

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

The following table reflects the value of the transactions for the nine months ended September 30, 2003 and 2002, and the balances outstanding at September 30, 2003 and 2002.


---------------------------------------------------------- -------------- -------------
                                                                    2003          2002
---------------------------------------------------------- -------------- -------------
Sales to Shepherd Neame                                      $ 1,777,600   $ 1,466,000
---------------------------------------------------------- -------------- -------------
Purchases from Shepherd Neame                                  7,915,800     6,571,700
---------------------------------------------------------- -------------- -------------
Reimbursement of expenses of Shepherd Neame                      608,300       539,100
---------------------------------------------------------- -------------- -------------
Interest expenses associated with UBA convertible notes           64,200        70,800
---------------------------------------------------------- -------------- -------------
Accounts payable to Shepherd Neame                             2,736,400     2,317,700
---------------------------------------------------------- -------------- -------------
Accounts receivable from Shepherd Neame                          727,300       189,900
---------------------------------------------------------- -------------- -------------

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


                                                           Three months ended                 Nine months ended
                                                           ------------------                 -----------------

                                                         9/30/2003        9/30/2002        9/30/2003       9/30/2002
                                                  ----------------- ---------------- ---------------- ---------------
  Net income                                      $        435,400  $       320,700  $       307,900  $       93,400
                                                  ================= ================ ================ ===============
  Weighted average common shares outstanding
                                                        11,266,874       11,266,874       11,266,874      11,266,874
                                                  ================= ================ ================ ===============
Basic net income per share                        $           0.04  $          0.03  $          0.03  $         0.01
                                                  ================= ================ ================ ===============
Diluted net income (loss) per share
  Net income                                      $        435,400  $       320,700  $       307,900  $       93,400
  Interest expense on convertible notes                     20,900           23,900           64,200          70,800
  payable
                                                  ----------------- ---------------- ---------------- ---------------
  Income for the purpose of computing
  diluted net income per share                    $        456,300  $       344,600  $       372,100  $      164,200
                                                  ================= ================ ================ ===============
  Weighted average common shares outstanding
                                                        11,266,874       11,266,874       11,266,874      11,266,874
  Dilutive stock options                                         -                -                -               -
  Assumed conversion of convertible notes
  payable                                                1,267,012        1,209,048        1,267,012       1,209,048
                                                  ----------------- ---------------- ---------------- ---------------
  Weighted average common shares outstanding
  for the purpose of computing diluted net
  income per share                                      12,533,886       12,475,922       12,533,886      12,475,922
                                                  ================= ================ ================ ===============
Diluted net income per share                      $           0.04  $          0.03  $          0.03  $         0.01
                                                  ================= ================ ================ ===============

Note 7. - Inventory                                        September 30, 2003
                                                           ------------------

       Raw materials                                           $   463,000
       Beer in process                                             196,700
       Finished goods                                              666,300
       Merchandise                                                  20,700
                                                               -----------
                                                               $ 1,346,700
                                                               ===========

Note 8. Property And Equipment                             September 30, 2003
                                                           ------------------

       Buildings                                               $ 7,202,300
       Machinery and equipment                                   8,246,100
       Equipment under capital lease                             2,521,300
       Land                                                        810,900
       Leasehold improvements                                    1,432,400
       Equipment in progress                                       202,100
       Vehicles                                                    100,300
       Furniture and fixtures                                      200,300
                                                               -----------
                                                                20,715,700
       Less: Accumulated depreciation and amortization           6,920,200
                                                               -----------
                                                               $13,795,500
                                                               ===========

Note 9 - Stockholders' Equity

The following table summarizes equity transactions during the nine months ended September 30, 2003:


                                SERIES A
                             PREFERRED STOCK          COMMON STOCK             OTHER
                         --------------------- --------------------------   COMPREHENSIVE      ACCUMULATED       TOTAL
                           SHARES     AMOUNT      SHARES        AMOUNT      INCOME /(LOSS)       DEFICIT        EQUITY
                         ---------- ---------- ------------ ------------- ---------------------------------- --------------
Balance,
   December 31, 2002       227,600   $ 227,600  11,266,874   $ 14,648,600    $  (35,300)      $ (8,494,500)    $6,346,400

   Net Income                                                                                      307,900        307,900

   Currency Translation
   Adjustment                                                                    30,100                            30,100
                         ---------- ---------- ------------ ------------- ----------------- ---------------- --------------
Balance,
   September  30, 2003     227,600   $ 227,600  11,266,874   $ 14,648,600        (5,200)      $ (8,186,600)    $6,684,400
                         ========== ========== ============ ============= ================= ================ ==============

Note 10 - Stock Based Compensation

The Company has a stock-based employee compensation plan that allows the Company to grant options to purchase up to 1,000,000 shares of the Company's common stock. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based compensation.


--------------------------------------------------- --------------------------------- -------------------------------
                                                            Three months ended            Nine months ended
                                                               September 30,                 September 30,
--------------------------------------------------- --------------------------------- -------------------------------
                                                          2003            2002             2003            2002
--------------------------------------------------- ---------------- ---------------- ---------------- --------------
Net Income as reported                                    $435,400        $320,700         $307,900        $93,400
--------------------------------------------------- ---------------- ---------------- ---------------- --------------
Deduct: Total stock-based employee compensation                                                            (99,100)
expense determined under fair value based methods
for all awards, net of tax related
effects
--------------------------------------------------- ---------------- ---------------- ---------------- --------------
Pro forma Net Income (Loss)                               $435,400        $320,700         $307,900        $(5,700)
--------------------------------------------------- ---------------- ---------------- ---------------- --------------
Earning Per Share
--------------------------------------------------- ---------------- ---------------- ---------------- --------------
     Basic and diluted (as reported)                        $ 0.04          $ 0.03           $ 0.03         $ 0.01
--------------------------------------------------- ---------------- ---------------- ---------------- --------------
     Basic and diluted (pro forma)                          $ 0.04          $ 0.03           $ 0.03         $(0.01)
--------------------------------------------------- ---------------- ---------------- ---------------- --------------

Note 11. Segment Information

The Company's three business segments are (i) brewing operations, (ii) distributing operations in the United Kingdom, and (iii) retail sales at the Hopland Brewery and the tasting room at Saratoga Springs. A summary of each segment is as follows:


                                                   Nine months ended September 30, 2003

                                 Brewing        Distributing         Retail       Corporate &      Total
                               Operations        Operations        Operations       Others
Net Sales                     $ 8,386,400       $ 11,844,300       $ 380,600      $        -    $ 20,611,300
Operating Profit/(Loss)           252,100            738,600        (21,800)               -         968,900

Identifiable Assets            13,890,000          5,297,500          97,000       2,951,400      22,235,900
Depreciation &                    552,000            272,000           4,700          13,400         842,100
amortization

Capital Expenditures              101,600            343,500               -               -         445,100


                                                   Nine months ended September 30, 2003

                                 Brewing        Distributing         Retail       Corporate &      Total
                               Operations        Operations        Operations       Others

Net Sales                     $ 8,137,100        $ 9,968,500       $ 397,200      $        -    $ 18,502,800

Operating Profit/(Loss)           296,100            490,000           7,300               -         793.400

Identifiable Assets            14,626,400          4,495,300          83,200       4,112,200      23,317,100

Depreciation &                    573,300            236,900           4,400          29,500         844,100
amortization

Capital Expenditures              126,800            232,800               -           2,700         362,300

Note 12 - Legal Disputes

Effective March 28, 2003, the Company terminated a written distribution agreement with the House of Daniels, Inc., dba Golden Gate Distributing Company ("GGD"), in accordance with the provisions of the agreement, upon 30 days' written notice to GGD. On April 1, 2003, GGD filed an action in Marin County Superior Court, claiming that the termination of the agreement was wrongful and sued the Company for breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, negligent and intentional interference with economic relationships.

The Company believes that it had sufficient cause to terminate the agreement, and that, by failing to perform according to the contract, GGD has breached its contract with the Company. The Company filed a cross-complaint against GGD asserting these claims and seeking the appropriate remedies, including compensatory and punitive damages. The Company and GGD have agreed to a non-binding mediation, which is currently scheduled to be held on December 4, 2003. Based on the facts and the Company's beliefs set forth above, the Company has not provided for any liability for the claims of GGD.

However, during the second quarter of the year 2003, the Company received $655,200 from two new distributors in exchange for the Company's business in the former territory of GGD. Normally the changing of distributors occurs outside of the Company, and the new distributors pay the old distributors for developing the territory. Because of the dispute between the Company and GGD, the Company determined that the new distributors should pay these funds directly to the Company. The Company will use these funds to pay off any obligation owed to GGD once the legal matters have been settled.

As reported in the Company's prior Quarterly Report on Form 10-QSB, UBSN has been involved in a dispute with the United Kingdom Commissioners of Customs and Excise (the "Commissioners") regarding the recoverability of Value Added Tax on certain materials. The dispute began in March of 2002, when the Commissioners issued a Notice of Assessment to UBSN. The Company has been informed that as of September 1, 2003, all claims against UBSN have been withdrawn, and the reported dispute has been resolved on that basis.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of the Company for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, and the year ended December 31, 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

This discussion contains statements regarding the company's expectations concerning its future operations, earnings and outlook. These statements are forward-looking statements that involve significant risks and uncertainties, and accordingly, no assurances can be given that such expectations will be correct. These expectations are based upon many assumptions that the Company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in or to the following: the pricing environment for the Company's products; demand for malt beverage products in the Company's markets; customer preference for the Company's malt beverage products; regulations or laws; raw materials prices; interest rates; and the Company's European beer and/or restaurant business. The Company disclaims any obligation to update any of these forward-looking statements. If the Company determines to update any forward-looking statement, it will do so publicly. No private statements by the Company or its personnel should be interpreted as updating forward-looking statements.

CRITICAL ACCOUNTING POLICIES

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, contingencies and litigation. The Company has also chosen to follow certain accounting policies when options were available, including:

o The first-in, first-out (FIFO) method to value the majority of the Company's inventories.

o The intrinsic value method, or APB Opinion No. 25, to account for incentive awards of Company common stock.

o A full valuation allowance of deferred tax assets for net operating loss carry forwards that are expected to expire prior to utilization.

o The carrying value of certain plant and equipment is not impaired under FASB 144 based on expected future cash flows from operations.

o The decision by the Company not to accrue any amounts in connection with the litigation involving GGD, based on the Company's belief that it will prevail in the litigation.

     These accounting policies are applied consistently for all years presented. The Company's operating results would be affected if other alternatives were used. Information about the impact on operating results is included in the footnotes to the Company's consolidated financial statements.

OVERVIEW

MBC was originally formed in March 1983 and launched its flagship brand, Red Tail Ale, in August 1983. The Company is celebrating its 20th anniversary during the year 2003. During the second quarter of the year 2003, the Company launched Red Tail Ale in a commemorative 22 oz. bottle. This limited edition bottle has a `Red Tail Ale - Reggae on the River' label designed by artist Jesse Miller, and is distributed in select markets in California and Oregon. During the second quarter, the Company started brewing products of Monterey County Ales, Inc. at its breweries located in Ukiah and Saratoga Springs. `Raptor Red Lager', a new craft lager beer sold in the West Coast market, was introduced during the third quarter of the year 2003. In October 2003, the Company closed the restaurant located at the Hopland property. Management decided to close the restaurant because the space available for renewal at the end of the term of the current lease is limited, and the restaurant has traditionally done less business during the winter months. However, the Company continues to operate the bar and merchandise stores.

Management is pleased to report that the Company has reported a profit for the second consecutive fiscal quarter. The Company's brewing operation's sales in the United States during the first nine months of the year 2003 increased to 46,656 barrels, an increase of 1,204 barrels, or 2.65%, over the 45,452 barrels sold in the first nine months of the year 2002. Management considers this increase significant in light of the current industry environment, poor economy, and significant decline in business experienced by the restaurant and tourism industry. During the first nine months of the year 2003, UBSN sold 43,613 barrels in the United Kingdom, Europe and Canada, compared to 40,241 barrels during the corresponding period in the year 2002.

The Company ended the first nine months of 2003 with net income of $307,900. That figure is comprised of net income of $428,800 from the Company's European operations, and a net loss of $120,900 from the Company's domestic operations. During the same period in 2002, the Company's European operations generated a net income of $237,300 and domestic operations generated a net loss of $143,900, resulting in an overall net income of only $93,400. As set forth more fully under "Results of Operations," below, the majority of the overall gain in net income can be attributed to increases in sales, both in Europe and domestically, and the increase in the prices of the Company's products in Europe.

RESULTS OF OPERATIONS

The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.


                                                        ---------------------------------
                                                         NINE MONTHS ENDED SEPTEMBER 30
                                                        ---------------------------------
                                                          2003                     2002
     STATEMENTS OF OPERATIONS DATA:                         %                        %
                                                            -                        -
     NET SALES                                           100.00                   100.00

     Costs of Sales                                       67.50                    66.23
                                                         ------                   ------
     GROSS PROFIT                                         32.50                    33.77
                                                         ------                   ------
     Marketing, General and Administrative  Expense       27.80                    29.48

     PROFIT FROM OPERATIONS                                4.70                     4.29

     Other (Income)                                       (0.75)                   (0.40)

     Interest Expense                                      2.96                     3.41
                                                         ------                   ------
     Profit  before Income Taxes                           2.49                     1.28

     Provision for Income Taxes                            1.00                     0.77
                                                         ------                   ------
     NET INCOME                                            1.49%                    0.51%
                                                         ======                   ======
     Other Comprehensive Income                            0.15                     0.00
                                                         ======                   ======
     COMPREHENSIVE INCOME                                  1.64%                    0.51%
                                                         ======                   ======

                                               --------------------------------
                                                NINE MONTHS ENDED SEPTEMBER 30
                                               --------------------------------
                                                   2003                2002
     BALANCE SHEET DATA:                             $                   $
                                                     -                   -
     Cash and Cash Equivalents                      579,300              64,700
     Working Capital                             (1,621,000)         (4,079,000)
     Property and Equipment                      13,795,500          14,206,600
     Deposits and Other Assets                      292,800           2,198,100
     Total Assets                                22,235,900          23,317,100
     Long-term Debt                               3,699,200           3,463,800
     Obligation Under Capital Lease                 183,200             734,300
     Total Liabilities                           15,551,600          15,189,500
     Accumulated Deficit                        (8,186,600)          (6,671,300)
     Stockholder's equity                         6,684,400           8,127,600

                THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES

     Overall net sales for the third quarter of 2003 were $7,628,300, an increase of $638,900, or 9.14%, compared to $6,989,400 for the third quarter of 2002. Of the increase, sales from the Company's domestic operations accounted for $119,400 of the increase and sales from European operations made up the remainder.

     DOMESTIC OPERATIONS. Domestic net sales for first nine months of 2003 were $3,439,400 compared to $3,320,000 for the same period in 2002, a 3.6% increase. The sales volume increased to 18,333 barrels in the third quarter of 2003 from 17,593 barrels in the third quarter of 2002, representing an increase of 740 barrels or 5.34%. Of the increase, sales of the Company's brands decreased by 497 barrels; sales of Kingfisher increased by 24 barrels; and sales of contract brands increased by 1,213 barrels. The increase in overall net sales during the third quarter of 2003 was mainly due to an increase in wholesale shipments. Retail sales for the third quarter of 2003 showed a decrease of $7,100 over the same period in 2002.

     EUROPEAN OPERATIONS: Net sales for the third quarter of 2003 were $4,188,900 (GBP 2,601,200), compared to $3,669,400 (GBP 2,329,300) during the corresponding period of 2002, an increase of 14.16%. During the third quarter of 2003, UBSN sold 15,419 barrels compared to 14,463 barrels during the same period in 2002. Exchange rate fluctuations when measured in United States dollars increased the amount of growth as compared to last year, hence when the net sales results are compared in Pounds Sterling, there is an increase of only 11.67%.

COST OF GOODS SOLD

Cost of goods sold as a percentage of net sales during the third quarter of 2003 was 66.88%, as compared to 65.21% during the corresponding period of 2002.

     DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during the third quarter of 2003 was 67.11%, as compared to 64.24% during the corresponding period of 2002, representing an increase of 2.87%, mainly due to increases in the price of raw materials and increased insurance costs.

     EUROPEAN OPERATIONS: Cost of goods sold as a percentage of net sales in the United Kingdom during the third quarter of 2003 was 67.29%, as compared to 66.85% during the corresponding period in 2002 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing a slight increase of 0.44%.

GROSS PROFIT

As a result of the higher net sales described above, gross profit for the third quarter of the year 2003 increased to $2,526,700, from $2,431,500 during the corresponding period of 2002, representing an increase of 3.92%. As a percentage of net sales, the gross profit during the third quarter of 2003 decreased to 33.12% from that of 34.79% for the third quarter of 2002.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

Marketing, general and administrative expenses for the third quarter of 2003 were $1,939,400, an increase of 1.9% as compared to $1,902,900 for the third quarter of 2002.

     DOMESTIC OPERATIONS: Expenses for the third quarter of 2003 were $911,300 compared to $897,100 during the corresponding period of 2002, representing a decrease of $14,200. As a percentage of net sales in the United States, the expenses decreased to 26.50% during the third quarter of 2003, compared to 27.02% during the corresponding period of 2002.

     EUROPEAN OPERATIONS: Expenses for the third quarter of 2003 were $1,028,100 compared to $1,005,800 during the corresponding period of 2002, representing an increase of $22,300. As a percentage of net sales in the United Kingdom, the expenses decreased to 24.69% during the third quarter of 2003 compared to 27.61% during the corresponding period of 2002 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase is mainly attributable to increases in operational costs and legal and professional fees.

OTHER EXPENSES

Other expenses for the third quarter of 2003 totaled $58,500, representing a decrease of $86,800 when compared to the third quarter of 2002. The other expenses consist of interest expenses, miscellaneous income, and acquisition costs. Interest expenses decreased by $5,500 because of the reduction in long term debts and reduction in interest rates. Other income increased by $81,300 mainly due to income received from the early termination of a brewing contract by Wolaver's Enterprises, LLC.

INCOME TAXES

The Company has a provision for income taxes of $93,400 for the third quarter of 2003, compared to $62,600 for the third quarter of 2002. The provision for taxes relates to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

NET INCOME

The Company's net income for the third quarter of 2003 was $435,400, as compared to $320,700 for the third quarter of 2002. After providing for a foreign currency translation adjustment of $11,700 during the third quarter of 2003 ($3,500 for 2002), the comprehensive income for 2003 was $447,100, compared to $317,200 in 2002.

                NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES

Overall net sales for the first nine months of 2003 were $20,611,300, an increase of $2,108,500, or 11.39%, compared to $18,502,800 for the first nine months of 2002. Of the increase, the Company's domestic operations sales increased by $232,700 and European operation's sales increased by $1,875,800.

     DOMESTIC OPERATIONS. Domestic net sales for first nine months of 2003 were $8,767,000 compared to $8,534,300 for the same period in 2002, a 2.73% increase. The sales volume increased to 46,656 barrels in first nine months of 2003 from 45,452 barrels in the first nine months of 2002, representing an increase of 1,204 barrels or 3.07%. Of the increase, sales of the Company's brands increased by 750 barrels; sales of Kingfisher decreased by 173 barrels, and sales of contract brands increased by 627 barrels. The increase in overall net sales during the first nine months of 2003 was mainly due to an increase in wholesale shipments. Retail sales for the first nine months of 2003 showed a decrease of $16,600 over the same period in 2002.

     EUROPEAN OPERATIONS: Net sales for the first nine months of 2003 were $11,844,300

(GBP 7,353,500) compared to $9,968,500 (GBP 6,708,700) during the corresponding period of 2002, an increase of 18.82%. Slightly more than half of this increase is the result of exchange rate fluctuations, which inflated the Company's European sales results (achieved primarily in Pounds Sterling) when they are converted to in United States Dollars. When net sales for the period are compared in Pounds Sterling, the increase is only 9.61%. Aside from exchange rate fluctuations, the increase is primarily the result of price increases by UBSN which took effect on March 1, 2003, coupled with increased sales in Europe during the first nine months of 2003. During the period, UBSN sold 43,613 barrels, an increase of 8.4% compared to the 40,241 barrels sold during the same period in 2002.

COST OF GOODS SOLD

Cost of goods sold as a percentage of net sales during the first nine months of 2003 was 67.50%, as compared to 66.23% during the corresponding period of 2002. This slight increase is largely due to increased costs in the United States.

     DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during the first nine months of 2003 was 68.81%, as compared to 67.31% during the corresponding period of 2002, representing an increase of 1.5%. Management attributes this to increases in the price of raw materials, insurance costs, and sales of products packaged in bottles, which are more costly than products packaged in kegs.

     EUROPEAN OPERATIONS: Cost of goods sold as a percentage of net sales in the United Kingdom during the first nine months of 2003 was 67.04%, as compared to 65.92% during corresponding period in 2002 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing a slight increase of 0.43%.

GROSS PROFIT

As a result of the higher net sales described above, gross profit for the first nine months of the year 2003 increased to $6,698,200, from $6,248,000 during the corresponding period of 2002, representing an increase of 7.2%. As a percentage of net sales, the gross profit during the first nine months of 2003 decreased to 32.50% from that of 33.77% for the first nine months of 2002.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES

Marketing, general and administrative expenses for the first nine months of 2003 were $5,729,300, as compared to $5,454,600 for the first nine months of 2002, representing an increase of 5.04%.

     DOMESTIC OPERATIONS: Expenses for the first nine months of 2003 were $2,563,600 compared to $2,547,800 during the corresponding period of 2002, representing an increase of $15,800. As a percentage of net sales in the United States, the expenses decreased to 29.24% during the first nine months of 2003, compared to 29.85% during the corresponding period of 2002. The increase in expenses is mainly because of increases in legal costs on contractual disputes, insurance costs, and sales promotion expenses. However, these increases in expenses were mostly offset by savings caused by the Company's reduction of other expenses.

     EUROPEAN OPERATIONS: Expenses for the first nine months of 2003 were $3,165,700 compared to $2,906,800 during the corresponding period of 2002, representing an increase of $258,900. As a percentage of net sales in the United Kingdom, the expenses decreased to 26.73% during the first nine months of 2003 compared to 29.16% during the corresponding period of 2002 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase is mainly caused by greater expenditures for manpower, travel, commissions, advertising, and promotions.

OTHER EXPENSES

Other expenses for the first nine months of 2003 totaled $455,600, representing a decrease of $101,200 when compared to the first nine months of 2002. The other expenses consist of interest expenses and miscellaneous income. Interest expenses decreased by $21,700 because of reductions in long term debts, interest rates, and the outstanding balance on the line of credit. Miscellaneous income increased by $79,500.

INCOME TAXES

The Company has a provision for income taxes of $205,400 for the first nine months of 2003, compared to $143,200 for the first nine months of 2002. The provision for taxes relates to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

NET INCOME

The Company's net income for the first nine months of 2003 was $307,900, as compared to net income of $93,400 for the first nine months of 2002. After providing for a foreign currency translation adjustment of $30,100 for the first nine months of 2003 (this amount was only $500 in 2002), the comprehensive income for 2003 was $338,000, compared to $93,900 in 2002.

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

PROCEEDS FROM OPERATIONS INSUFFICIENT TO SUSTAIN OPERATIONS

The Company must make timely payment of its debt and lease commitments to continue its operations. Unused capacity at the Ukiah and Saratoga Springs facilities has placed demands on the Company's working capital. Beginning in approximately the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities (see "Liquidity and Capital Resources," below). Although Management has had success in negotiating these credit facilities in the past, there can be no assurance that the Company will be able to do so in the future, either at any price or at a price the Company will be able to sustain, or that the Company will have access to any alternative sources of funds in the future. Failure to secure sufficient funds will have a materially adverse effect on the Company.

BREWING CONTRACT WITH WOLAVER'S ENTERPRISES, LLC.

During September 2000 the Company entered into an agreement with Wolaver's Enterprises, LLC, ("Wolaver's") a Florida limited liability company, to brew their line of organic beers on a contract basis. The Company produced 3,500 barrels of Wolaver's brand beer during year 2002. In July 2002, Wolaver's informed the Company that it had merged with Otter Creek Brewing Company in Middlebury, Vermont. Because of the merger, Wolaver's requested termination of the brewing contract, and the Company agreed to terminate the brewing contract effective as of December 31, 2002. During the third quarter of 2003, Wolaver's agreed to pay to the Company, on account of its early termination of its brewing contract, the amount of $122,000 in 49 equal monthly installments. Termination of the Wolaver's contract increased the Company's unused brewing capacity. The Company will continue to look for opportunities to utilize its brewing facilities at a greater capacity.

LIQUIDITY AND CAPITAL RESOURCES

MASTER LINE OF CREDIT. On August 31, 1999, the Company and UBA entered into a Master Line of Credit Agreement, which was subsequently amended in April of 2000, and February of 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000.

UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen (18) month promissory notes issued by the Company to UBA (the "UBA Notes"). As of September 30, 2003, the aggregate outstanding principal amount of the UBA Notes was $1,515,371, and the accrued but unpaid interest thereon was equal to approximately $385,200.

The UBA Notes require the Company to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted the Company to capitalize all accrued interest, therefore, the Company has borrowed the maximum amount available under the facility. Upon maturity of any UBA Note, unless UBA has given the Company prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Note may be converted, at the option of UBA, into shares of the Company's common stock. If UBA does not elect to so convert any UBA Note upon maturity, it has the option to extend the term of such UBA Note for any period of time mutually agreed upon by UBA and the Company. During the extended term of any UBA Note, UBA has the right to require the Company to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days. The UBA Notes are subordinated to the loan from Savings Bank of Mendocino County and the CIT line of credit and any repayment of the UBA Notes must be first approved by these lenders.

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

LONG-TERM DEBT: MBC has obtained a $2.7 million loan from Savings Bank of Mendocino County ("SBMC"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan is payable in monthly installments of $24,443 including interest at the rate of 7.24%, maturing December 2012 with a balloon payment in the amount of $932,600. The interest rate is adjusted on every five year anniversary of the agreement to the treasury constant maturity rate plus 4.17%. The amount of the balloon payment will vary depending on the change in interest rates over the years. In addition to the Ukiah land and facility, this loan is secured by some of the other assets of the Company (other than the Releta facility), including, without limitation, most of the Company's equipment.

EQUIPMENT LEASE: FINOVA Capital Corporation leased new brewing equipment with a total cost of approximately $1.78 million to MBC for a term of seven years (beginning December 1996) with monthly rental payments of approximately $27,100 each. The initial term of the lease expires in November 2003, and the Company has the option to purchase the equipment by December 31, 2003, at its current fair market value but not less than 25% nor more than 30% of the original cost of the equipment. The Company has decided to exercise the purchase option, and is in discussion with prospective lenders to finance the purchase. Failure to secure financing sufficient to purchase the brewing equipment may have a material adverse effect on the Company's operations.

OTHER LOANS AND CREDIT FACILITIES.

CIT GROUP/CREDIT FINANCE LINE OF CREDIT: In September 1998 The CIT Group/Credit Finance, Inc. provided the Company a $3,000,000 maximum line of credit with an advance rate of 80% of qualified accounts receivable and 60% of inventory at an interest rate equal to the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which was repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700.

The facility was originally scheduled to mature on September 23, 2002, but on January 17, 2003, the facility was amended to extend the term of the facility to expire on November 30, 2003, which has been further extended, on a month to month basis in order to allow the Company time to refinance. This amendment also increased the maximum amount of available credit to $3,500,000, and provided a term loan of $750,000 (consisting of the original balance of $346,300 and a new term loan of $403,700) that is repayable in 30 equal consecutive monthly installments of $24,700, commencing February 1, 2003, with a final payment of $8,000. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of September 30, 2003, the total amount outstanding on the line of credit was approximately $1,955,600. The Company is pursuing alternative financing in order to repay this facility. The Company has been successful in the past with obtaining financing but failure to arrange a new loan to replace the CIT facility would have a material adverse effect on the Company.

NEDCOR BANK LIMITED OPTION FACILITY: Nedcor Bank Limited, a South African registered company, has provided UBSN with a credit facility of GBP 1,250,000 (at the time of the filing of this report, GBP 1,250,000 is equal to approximately $2,100,000). This overdraft facility includes a revolving short-term loan, overdraft protection, and foreign exchange services. It is available only until terminated by Nedcor Bank and has an interest rate of 1.5% over Nedcor Bank's base rate, currently 5%, and is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of September 30, 2003 was approximately $937,000.

SHEPHERD NEAME LOAN: Shepherd Neame has a contract with UBSN to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of GBP 600,000 to UBSN, repayable in annual installments of GBP 60,000 per year, commencing in June 2003. UBSN has repaid GBP 60,000 as of September 2003 and the amount outstanding as of September 30, 2003 is GBP 540,000. The loan carries an interest rate of 5%.

INTEREST: The weighted average interest rates paid on the Company's U.S. debts (including the long term capital lease of equipment by FINOVA Capital Corporation Inc.) was 7.35% for the first nine months of the year 2003 and 8.43% for the corresponding period of 2002.

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

OVERDUE PROPERTY TAXES: As of June 30, 2003, the delinquent property taxes due on the Company's Ukiah property, including penalties and interest, totaled $710,600. This amount represents the overdue taxes for the period from April of 1999 to June of 2003. The Company entered into a payment plan on July 31, 2003 to settle the amount of overdue taxes. The Company made an initial payment of $143,000 under the plan. The balance of the overdue taxes would then be paid in four subsequent annual installments, on or before April 10 of each year, commencing in the year 2005, of 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. Because of the large amount of taxes owed, and the County's ability to sell the Ukiah property to satisfy a delinquency, failure to settle all current and future property taxes (including payments due under the payment plan) may have a serious adverse effect on the Company's business and financial condition.

RESTRICTED NET ASSETS. The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $2,000,000. Under UBI's line of credit agreement, distributions and other payments to the Company from its subsidiary are limited to approximately $125,000 per year.

SUMMARY: The Company must make timely payment of its debt and lease commitments to continue its operations. To fund its operating deficits over the past six years, the Company has relied upon lines of credit and other credit facilities. Management had success in negotiating these credit facilities in the past and expects to successfully negotiate these facilities in the future. However, there can be no assurance that the Company will have access to any such sources of funds in the future, and the inability to secure sufficient funds will have a materially adverse effect on the Company. Further, the CIT Group line of credit is due for repayment on November 30, 2003, and the FINOVA Lease terminates in November 2003. Failure to repay these facilities would have a material adverse impact on the Company.

CURRENT RATIO

The Company's ratio of current assets to current liabilities on September 30, 2003 was 0.83 to 1.0 and its ratio of total assets to total liabilities was 1.43 to 1.0. On September 30, 2002, the Company's ratio of current assets to current liabilities was 0.63 to 1.0 and its ratio of total assets to total liabilities was 1.54 to 1.0.

UNION REPRESENTATION

On February 28, 2003, approximately 20 employees engaged in brewing, bottling, warehousing, and shipping at the Ukiah brewery elected Teamsters Local No. 896, International Brotherhood of Teamsters, AFL-CIO to represent them as a collective bargaining agent. The Company concluded the negotiation of the collective bargaining agreement on October 30, 2003. Upon the expected ratification and subsequent execution of the agreement in November 2003, all of such employees' positions must be held and filled by members of the union.

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

                                     PART II

ITEM 1.    LEGAL PROCEEDINGS.
           ------------------

Effective March 28, 2003, the Company terminated a written distribution agreement with the House of Daniels, Inc., dba Golden Gate Distributing Company ("GGD"), in accordance with the provisions of the agreement, upon 30 days' written notice to GGD. On April 1, 2003, GGD filed an action in Marin County Superior Court, naming the Company and Mark Anderson (Mr. Anderson is employed by the Company as a sales manager) as defendants. Because Mr. Anderson is an employee of the Company, the Company may have some obligation to indemnify Mr. Anderson for his costs and expenses in connection with these claims. GGD claims that the termination of the agreement was wrongful and sued the Company for breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, negligent and intentional interference with economic relationships.

     The Company believes that it had sufficient cause to terminate the agreement, and that, by failing to perform according to the contract, GGD has breached its contract with the Company. The Company filed a cross-complaint against GGD asserting these claims and seeking the appropriate remedies, including compensatory and punitive damages. The Company and GGD have agreed to a non-binding mediation, which is currently scheduled to be held on December 4, 2003.

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

As reported in the Company's prior Quarterly Report on Form 10-QSB, UBSN has been involved in a dispute with the United Kingdom Commissioners of Customs and Excise (the "Commissioners") regarding the recoverability of Value Added Tax on certain materials. The dispute began in March of 2002, when the Commissioners issued a Notice of Assessment to UBSN. The Company has been informed that as of September 1, 2003, all claims against UBSN have been withdrawn, and the reported dispute has been resolved on that basis.

ITEM 2.    CHANGES IN SECURITIES.
           ----------------------

           None.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES.
           -------------------------------

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ---------------------------------------------------

The Company's annual shareholders' meeting was held on October 27, 2003. At the meeting, the company's shareholders voted to approve the reelection of all eight current directors, and ratified the selection of Moss Adams, L.L.P. as the Company's independent auditors for the current fiscal year. The results of the voting are as follows:

     Election of Directors          FOR                 WITHHELD
     -----------------------------------------------------------
     Dr. Vijay Mallya               10,126,949          101,514
     H. Michael Laybourn            10,126,674          101,789
     Jerome G. Merchant             10,127,074          101,389
     R.H.B. (Bobby) Neame           10,127,074          101,389
     Sury Rao Palamand              10,126,949          101,514
     Kent D. Price                  10,127,074          101,389
     Yashpal Singh                  10,126,849          101,614
     David R. Townshend             10,126,974          101,489

To ratify the selection of Moss Adams, L.L.P. as independent auditors of the Company for the current fiscal year.

      FOR                  AGAINST         ABSTAIN
      --------------------------------------------
      10,139,536           23,195          65,732

ITEM 5.    OTHER ITEMS.
           ------------

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           ---------------------------------

     (a)   Exhibits.                                                    Page No.

     31.1  Certification of Principal Executive Officer Pursuant to           27
           Rule 13a-14(a) or Rule 15d-14(a)
     31.2  Certification of Principal Financial Officer Pursuant to           28
           Rule 13a-14(a) or Rule 15d-14(a)
     32.1  Certification Pursuant to Title 18, U.S.C. Section 1350            29
     32.2  Certification Pursuant to Title 18, U.S.C. Section 1350            30

     (b)   Current Reports on Form 8-K
           ---------------------------

           None.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         REGISTRANT:

                                         MENDOCINO BREWING COMPANY, INC.


Dated:  November 11, 2003                By: /s/ Dr. Vijay Mallya
                                         ---------------------------------------
                                         Dr. Vijay Mallya
                                         Chairman of the Board and Chief
                                         Executive Officer


Dated:  November 11, 2003                By: /s/ N. Mahadevan
                                         ---------------------------------------
                                         N. Mahadevan
                                         Chief Financial Officer and Secretary

EXHIBIT LIST

                                                                           Page
                                                                           ----
No.
---
31.1    Certification of Principal Executive Officer Pursuant to           27
        Rule 13a-14(a) or Rule 15d-14(a)

31.2    Certification of Principal Financial Officer Pursuant to           28
        Rule 13a-14(a) or Rule 15d-14(a)

32.1    Certification Pursuant to Title 18, U.S.C. Section 1350            29

32.2    Certification Pursuant to Title 18, U.S.C. Section 1350            30