Form 10KSB
period 2003-12-31
MENDOCINO BREWING CO INC
filed 2004-04-14
CIK 919134

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ___________________


                         Commission file number: 1-13636

                         MENDOCINO BREWING COMPANY, INC.
                 (Name of small business issuer in its charter)

             CALIFORNIA                                       68-0318293
  (State or other jurisdiction of                          (I.R.S. Employee
  incorporation or organization)                          Identification No.)

        1601 AIRPORT ROAD, UKIAH, CA                             95482
  (Address of principal executive offices)                    (Zip code)

                    Issuer's telephone number: (707) 463-6610

Securities registered under Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
        COMMON STOCK,                              OTC BULLETIN BOARD
     WITHOUT PAR VALUE

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

State issuer's revenues for its most recent fiscal year:  $ 28,864,200

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid price of $0.20 and ask price of $0.35 of such stock as of March 22, 2004 was: $481,900.

The number of shares the issuer's Common Stock outstanding as of MARCH 22, 2004 is: 11,266,874

                       DOCUMENTS INCORPORATED BY REFERENCE

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

       The Company's domestic operations consist primarily of brewing and marketing a variety of proprietary craft beers, including among others Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, White

Hawk Original IPA, and Raptor Red Lager, and a licensed international specialty beer, Kingfisher Premium Lager. For domestic distribution, the Company brews its brands in its own facilities, which are located in Ukiah, California and Saratoga Springs, New York, and these beers are distributed in 36 states and the District of Columbia.

       The Company's European operations, which are conducted through its wholly-owned subsidiary United Breweries International (UK) Limited ("UBI") and UBI's own subsidiary UBSN, Ltd. ("UBSN"), consist primarily of the marketing and distribution of Kingfisher Lager throughout the European Territory, and to a lesser extent the marketing and distribution of Sun Lik Chinese Lager in the U.K., in both cases through ethnic restaurants (Indian for Kingfisher Lager and Chinese for Sun Lik), chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). The Company holds the license to brew and distribute Kingfisher from United Breweries Limited ("UB Limited"), an Indian corporation. The Company's Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the Board of UB Limited.

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

COMPANY BACKGROUND

       MBC was originally formed in March 1983. It first bottled its flagship brand, Red Tail Ale, in December 1983, and made its initial public offering in February 1995. The Company completed construction of its brewery in Ukiah, California in May 1997. This facility, which has a current annual capacity of 60,000 brewers' barrels ("bbl."), was designed to enable the Company's production to be expanded to 200,000 bbl. per year with the addition of necessary equipment.

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

       On August 13, 2001, the Company acquired United Breweries International
(UK) Limited ("UBI") together with UBI's own subsidiary UBSN, Ltd. ("UBSN"), from Inversiones Mirabel, S. A., a Panamanian corporation ("Inversiones"), in exchange for MBC stock valued at approximately $4,468,750 (the "UBI Acquisition"). The UBI Acquisition was considered to be a related-party transaction because at the time Inversiones was owned by a trust in which the Company's Chairman, Dr. Mallya, may be deemed to be a beneficial owner. The Company operates UBI and UBSN primarily in the marketing, sale, and distribution of Kingfisher Lager in the Company's European Territory, and in the marketing and distribution of Sun Lik Chinese Lager in the U.K. Kingfisher Lager, which is the flagship brand of UB Limited, an India-based brewing and distribution company, is a recognized international brand, with wide distribution outside the Company's market areas.

       As a result of the UBI Acquisition, the Company now holds, in addition to UBI and UBSN, the United States brewing and distribution rights for Kingfisher Lager. The Company brews Kingfisher Lager for US distribution to the United States in both of its US brewing facilities -- Saratoga Springs and Ukiah. The Company has engaged Shepherd Neame to brew Kingfisher Lager for distribution in European Territory, and Sun Lik Chinese Lager for distribution in the U.K. only. (The Company does not brew or distribute Sun Lik Chinese Lager outside the United Kingdom.)

INDUSTRY OVERVIEW

       DOMESTIC MARKET

       The domestic beer market falls into a number of market categories, including among others low-priced, premium, super premium, lite, import, and specialty/craft beers. Domestically, the Company competes in the specialty/craft category, which is estimated to be in the range of 6 million barrels per year and comprised approximately 3% of total U.S. beer sales in both 2003 and 2002. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews.

       EUROPEAN TERRITORY

       The Company's European Territory consists of Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden,

Switzerland, and the United Kingdom as well as Canada, although during 2003 and 2002 Company sales were primarily in the U.K. Through its subsidiaries UBI and UBSN, the Company competes exclusively in the specialty category in the European Territory and Canada.

       The category in which the Company competes in Europe is primarily the Indian restaurant niche, although the Company does distribute its beers through other licensed premises and through other retail outlets such as supermarkets, liquor stores, and licensed shops and convenience stores. In the U.K., this market niche is estimated to be in the range of 150,000 to 175,000 bbl. per year. Management believes that, for Europe as a whole, this market niche is substantially larger. The Company offers two brands of beer in its European
Territory: Kingfisher Lager (both within and outside the U.K.) and Sun Lik Chinese Lager (in the U.K. only). With approximately 7,000 premises in the U.K., the Indian restaurant niche is substantially larger than the equivalent Chinese restaurant market, which currently includes only about 3,500 premises in the U.K. The Company believes that Kingfisher Lager is the fastest growing ethnic brand in the U.K. Indian restaurant niche.

       In both the domestic and European markets, the rate at which the sales in the craft and specialty categories grow will have a material affect on the Company's business, financial condition, and results of operations. Actual industry performance will depend on many factors that are outside the control of the Company.

BUSINESS OF THE COMPANY

       PRODUCTS

       Beverage sales (wholesale and retail combined) constituted over 98% (by revenue) of the Company's total sales in both 2003 and 2002, with food and merchandise retail sales (at the Hopland tavern) making up the balance in both years. In the US market, beverage sales constituted approximately 98% of total sales for 2003 and 97% in 2002, while in the European Territory beverage sales constituted virtually all of total sales for both years.

       Domestically, the Company brews seven ales, one wheat beer, three lagers, and one stout on a year-round basis, and a root beer, all of which are brewed at the Company's proprietary facilities in Ukiah, California, and Saratoga Springs, New York.

       The Company's principal products are as follows.

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

o EYE OF THE HAWK SELECT ALE is a strong rich bodied amber ale. It is available year round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

o WHITE HAWK ORIGINAL IPA is a heavily hopped ale with distinctive hop character and bold malt flavor. It is available year round in 12 oz. six packs and half barrel kegs.

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

o RAPTOR RED LAGER is a traditional lager, with a smooth light feel and a crisp dry finish. It is currently available year round only on the West Coast in 12 oz. six packs and half barrel kegs.

       DISTRIBUTION METHODS

       In the United States, the Company's bottled products are sold through distributors to consumers at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants, and convenience stores. Most of the Company's brands are also available on draft. The Company's products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Together with its distributors, the Company markets its products to retail outlets and relies on its distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. The Company also offers a variety of ales and lagers directly to consumers at the tavern and merchandise store in Hopland, California.

       In the European Territory, the Company's products are distributed primarily through sales by Indian restaurants. Such sales represent approximately 95% of the Company's total European sales volume, with the remaining sales coming through other ethnic restaurants (primarily Chinese) and in sales by supermarkets, liquor stores, and licensed shops and convenience stores. In the U.K., Kingfisher has a market share of approximately 22% of the Indian restaurant market, through sales by some 7,000 Indian restaurants and other licensed premises. The majority of the Company's sales in these restaurants is through its approximately 3,500 on-tap draft installations. UBI also exports Kingfisher to 16 European markets outside of the U.K. and to Canada, and its growth in those markets typically develops alongside the growth of Indian restaurants in those markets.

       The Company does not physically distribute its products to its ultimate trade customers in the European Territory, relying instead on specialist restaurant trade distributors and Shepherd Neame, acting as UBSN's agent on a commission basis, for the supermarket and liquor and convenience store trade.

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

       The U.K. lager market is dominated by major international brands such as Carling, Budweiser, Becks, and Holsten Pils, both in the restaurant and pub segment and in sales through supermarkets and other retail outlets. The Company's products are marketed both through Indian and other restaurants and through major supermarket chains, smaller chains, and individual stores. In all these sectors, the Company faces competition from other ethnic and international brands, many of which are produced by local and large international brewers.

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

       SOURCES AND AVAILABILITY OF RAW MATERIALS

       Production of the Company's beverages requires quantities of various agricultural products, including barley for malt, hops, malt, and malted wheat for beer. The Company fulfills its commodities requirements by purchases from various sources, including both contractual arrangements and on the open market. In its European Territory, these purchases are made directly by or for Shepherd Neame, which brews the Company's products on a contract basis. Although the Company believes that adequate supplies of these agricultural products are available at the present time, it cannot predict future availability or prices of such products and materials. The commodity markets have experienced and will continue to experience price fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture. The Company does not use any hedges or unconditional purchase obligations to purchase these products.

       The Company's major suppliers in the United States are Great Western Malting Co., Yakima, Washington, and Briess Malting, Milwaukee, Wisconsin
(malt); Yakima Chief, Inc., Sunnyside, Washington and S S Steiner, Inc, New York, New York (hops); Gamer Packaging Inc. Minneapolis, Minnesota (bottles and crown corks); Inland Paper Board and Packaging, Inc., Antioch, California and Empire State Container, Inc. Syracuse, New York (cartons); Sierra Pacific Packaging, Oroville, California and Caraustar, Ashland, Ohio (carriers); and Inland Printing Company Inc., Lacrosse, Wisconsin (labels).

       The Company's major supplier in Europe is Shepherd Neame, which brews on a contract basis all of the Company's products that are sold in Europe. The Company does not directly purchase any material amounts of agricultural commodities or other products in Europe.

       DEPENDENCE ON MAJOR CUSTOMERS

       Sales to the Company's top five customers in 2003 totaled $7,088,800, or approximately 25%, of the Company's total sales, as compared to $6,718,100, or 26% of total sales, for 2002.

       In the Company's domestic market, sales to its principal customer, Alta Marketing, during 2003 constituted approximately 10.1% of the Company's domestic sales (or approximately 4.2% of its total sales). In 2002, by comparison, sales to the Company's largest US customer constituted approximately 12.7% of its domestic sales (or approximately 5.7% of total sales).

       Sales during 2003 to the Company's principal European customer, Shepherd Neame, represented approximately 15.5% of the Company's European Territory sales (or approximately 9% of the Company's total sales) for the year, as compared to approximately 14.6% of European Territory sales (or approximately 8.1% of total sales) in 2002. No other individual customer accounted for more than 5% of the Company's total sales during either 2003 or 2002.

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

       The Company claims common law trademark rights in and to the WHITE HAWK ORIGINAL IPA word mark and WHITE HAWK ORIGINAL IPA word and design mark. The Company has applied to register the WHITE HAWK ORIGINAL IPA word and design mark with the United States Patent and Trademark Office (Ser. No. 78/304,844) and the application is currently pending. Similarly, the

Company claims common law trademark rights in and to the RAPTOR RED LAGER word mark and RAPTOR RED LAGER word and design mark. The Company has applied to register the RAPTOR RED LAGER word and design mark with the United States Patent and Trademark Office (Ser. No. 78/304,831) and the application is currently pending. Additionally, the Company claims common law trademark rights in and to the TALON BARLEY WINE ALE word mark and TALON BARLEY WINE ALE word and design mark and intends to register the marks with the United States Patent and Trademark Office.

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

       GOVERNMENTAL REGULATION

       The Company's United States operations are subject to licensing by both state and Federal governments, as well as to regulation by a variety of state and local governments and agencies. The Company is licensed to manufacture and sell beer by the Departments of Alcoholic Beverage Control in California and New York. A federal permit from the United States Bureau of Alcohol, Tobacco, and Firearms ("BATF") allows the Company to manufacture fermented malt beverages. To keep these licenses and permits in force the Company must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, or company structure must also be made to these regulatory agencies. BATF must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities in aggregate of 10% or more in the Company be investigated as to their suitability. The Company's production operations must also comply with the Occupational Safety and Health Administration's workplace safety and worker health regulations and comparable state laws. Management believes that the Company is presently in compliance with the aforementioned laws and regulations. In addition, the Company has implemented its own voluntary safety program. The Hopland tavern is regulated by the Mendocino County Health Department, which requires an annual permit and conducts spot inspections to monitor compliance with applicable health codes.

       In the United States, taxation of alcohol has increased significantly in recent years. Currently, the Federal tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. The California tax rate is $6.20 per bbl. The State of New York presently imposes an excise tax of $3.88 per bbl. on brewers for over 100,000 bbl. per year.

       The Company's European operations are subject to regulation by U.K. and European laws, as well as by the laws of various individual countries in which UBI distributes its products. Because Shepherd Neame is contracted to perform the brewing operations for the European market, Shepard Neame is subject to the various laws of the European countries regarding production, bottling, packaging, and labeling in lieu of the Company. The Company does not anticipate any significant increase in its applicable taxes in its European markets during 2004.

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

       The Company has built its own wastewater treatment plant for the Ukiah facility. As a consequence, the Company is not currently required to incur sewer hook-up fees at that location. If the Company's discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., the Company may be required to pay additional fees. The estimated cost of the wastewater treatment facility was $900,000, and the estimated cost of operating the plant is between $6,000 and $10,000 per month. The cost may increase with increased production. The Company has contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility for essentially the cost of transportation. The Company obtained a Mendocino County Air Quality Control Permit to operate the natural gas fired boiler in Ukiah; this permit is valid until August 30, 2004. Management expects this permit to be renewed.

       The Saratoga Springs facility is subject to various federal, state, and local environmental laws which regulate use, storage and disposal of various materials. The Company's solid waste products consist of spent grain, cardboard, glass, and liquid waste. As for solid waste, the Company has instituted at this facility a recycling program for cardboard, office papers and glass at a minimal cost to the Company. The Company sells spent grain to local cattle dairy farms. The Company pays approximately $1,400 per month towards sewer fees for liquid waste. The sewer discharge from the brewery is monitored and is within the standards set by the Saratoga County Sewer Department. The Company follows and operates under the rules and regulations of the New York Department of Environmental Conservation for Air Pollution Control.

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

       EMPLOYEES

       As of December 31, 2003, MBC employed 57 full-time and 12 part-time individuals in the United States, including 11 in management and administration, 42 in brewing and production operations, 4 in retail and tavern operations and 12 in sales and marketing positions. By comparison, in England, UBI and UBSN together employed ten people in sales and marketing and six in managerial and administrative positions.

       Management believes that the Company's relations with its employees are generally good.

       On February 28, 2003, approximately 21 employees engaged in brewing, bottling, warehousing, and shipping at the Ukiah brewery elected Teamsters Local No. 896, International Brotherhood of Teamsters, AFL-CIO ("Union") to represent them as a collective bargaining agent. The Company and the Union executed a collective bargaining agreement effective November 17, 2003 through July 31, 2008. All of such 21 employees' positions henceforth must be held and filled by members of the union.

       THE HOPLAND TAVERN AND MERCHANDISE STORE

       An important marketing tool for the Company's domestic market has been the Hopland tavern and merchandise store. Located on a tourist route in Hopland, California, 100 miles north of San Francisco, the Hopland Brewery opened in 1983 as the first new brewpub in California and the second in the United States since the repeal of Prohibition.

       Beverages served at the Hopland tavern include Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, Peregrine Golden Ale, White Hawk IPA, and a seasonal brew on tap, along with local wines and soft drinks, as well as hand pumped cask conditioned ales. The adjacent merchandise store sells the Company's brews and merchandise such as hand-screened label T-shirts, posters, engraved glasses and mugs, logo caps and other brewery-related gifts.

       In October 2003, the Company closed the restaurant located at the Hopland property. Management decided to close the restaurant because the space available for renewal at the end of the term of the current lease is limited, and the restaurant has traditionally done less business during the winter months. However, the Company continues to operate the bar and merchandise stores. There was no signifant cost incurred by the Company in shutting down the restaurant facility.

ITEM 2.      DESCRIPTION OF PROPERTY.

       In the United States, the Company owns nine acres of land in Ukiah, California on which its Ukiah brewery is operated. This facility is adequate for Company's current capacity and also has space for future expansion. Savings Bank of Mendocino County currently holds a first deed of trust on this property in connection with a loan advanced to the Company. (See PART II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Liquidity and Capital Resources - Long-Term Debt," below.) The principal amount outstanding on the loan as of December 31, 2003 was $2,421,300. CIT Group holds a second deed of trust on this property, securing a working capital facility granted to the Company. The amount owed to CIT Group by the Company under this capital facility was $1,674,000 as of December 31, 2003. (See MD&A -" Liquidity and Capital Resources -- Other Loans and Credit Facilities - CIT Group/Credit Finance Line of Credit," below). The Company owes approximately $618,000 to the County in overdue property taxes and accrued interest (See MD&A -" Liquidity and Capital Resources -- Other Loans and Credit Facilities - Overdue Property Taxes," below).

       Although it has now received a Certificate of Occupancy, the Company has yet to complete the build-out of its administrative space and the exterior landscaping of the Ukiah facility, and does not plan completion of the project until it has the available funds to do so. There is about $40,000 of work remaining to complete the construction and landscaping. The Company has estimated the life of the building at 40 years and depreciates the cost of the building on a straight-line method over its anticipated life. The Company does not depreciate the cost of the land. The Company's tax basis on the Ukiah facility is $7,584,000. Various other assets incorporated in this facility are being depreciated, on a straight-line basis, at between 10 and 20 years. Property taxes are currently assessed on the Ukiah property at a rate of 1.1%, for an annual tax of $106,800.

       The Company also currently leases a 15,500 square foot building in Hopland on which the Hopland tavern and merchandise store are located. The lease on this property expires in August 2004, and the Company is currently in negotiations with the property owner for renewal of the lease.

       The Company also leases 3.66 acres in Saratoga Springs, New York, on which Ten Springs Brewery operates under a lease. In June 2002, the Company exercised its option to extend the lease for an additional five years and extended the lease until October 30, 2007. The Company has the option to renew the lease for two successive terms of five years if it is not in default at the time each option to extend the lease is exercised, and to purchase the land at the time the lease expires.

       The Company leases certain equipment and vehicles under capital and operating leases which expire at varying times from May 2004 to November 2006. Additionally, the Company leases equipment under various smaller leases. As these leases expire, it is anticipated that the equipment will be acquired pursuant to the terms of the leases and the vehicles will be surrendered.

       In the U.K., UBSN currently has one year remaining of a six year lease for offices located at Faversham, Kent, in England. The Company does not own or lease any other material properties in Europe.

       The Company considers its land, buildings, improvements, and equipment to be well maintained and in good condition, and adequate to meet the operating demands placed upon them. In the opinion of Management, all of these properties are adequately covered by insurance.

ITEM 3.      LEGAL PROCEEDINGS.

       Effective March 28, 2003, the Company terminated a written distribution agreement with the House of Daniels, Inc., dba Golden Gate Distributing Company ("GGDC"). On April 1, 2003, GGDC filed an action in Marin County Superior Court, naming the Company and Mr. Mark Anderson (who is employed by the Company as a sales manager) as defendants, and seeking actual and punitive damages in an amount not stated in the complaint. GGDC's action asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, and negligent and intentional interference with economic relationships, all arising out of the allegedly wrongful termination of the GGDC distribution agreement.

       On January 21, 2004, GGDC filed an amended complaint, naming as additional defendants Dr. Vijay Mallya, the Company's Chairman; United Breweries of America, Inc., one of its principal shareholders; and the distribution companies now servicing the territory formerly handled by GGDC. The amended complaint seeks to impose a constructive trust on $655,000 that the Company received from its new distributors, and alleges new causes of action for conspiracy and conversion. The Company could be found to have an obligation to indemnify some or all of the other defendants for their legal costs and expenses and for all or a portion of any judgment against them in the action.

       The Company disputes GGDC's allegations, and intends to vigorously defend the action. The Company has filed a cross-complaint against GGDC, alleging breach of contract, tortious interference with prospective economic advantage, and unfair business practices. The Company is seeking the appropriate remedies, including compensatory and punitive damages.

       The Company is unable at this time to evaluate the likelihood of an unfavorable outcome in this litigation, or to provide an estimate of the amount or range of the potential loss in such an event.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Company held its Annual Meeting of Shareholders on October 27, 2003. At that meeting, the Company's shareholders voted to re-elect each of the Company's Directors for an additional term. The votes cast for each of the Directors were as follows. There were no broker non-votes; ballots for a total of 1,038,411 shares were not cast with respect to any candidate.

       Director Name                  For               Withheld
       -------------                  ---               --------

       Vijay Mallya                   10,126,949        101,514
       H. Michael Laybourn            10,126,674        101,789
       Jerome G. Merchant             10,127,074        101,389
       R.H.B. Neame                   10,127,074        101,389
       Sury Rao Palamand              10,126,949        101,514
       Kent D. Price                  10,127,074        101,389
       Yashpal Singh                  10,126,849        101,614
       David Townshend                10,126,974        101,489

       The Company's shareholders also voted to ratify the selection of Moss Adams, LLP as independent certified accountants to audit the Company's financial statements for the fiscal year ending December 31, 2003. The votes were cast as follows: for, 10,139,536; against, 23,195; abstain, 65,732. There were no broker non-votes; ballots for a total of 1,038,411 shares were not cast with respect to the selection of Moss Adams, LLC.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

       Since May of 2002, the Company's Common Stock has been quoted on the Nasdaq OTC Bulletin Board, under the symbol "MENB". The Company's stock had previously been listed on the Pacific Exchange. However, because the stock did not maintain a minimum bid price of $1.00 per share as required by the rules of the Pacific Exchange, trading was suspended on the Pacific Exchange effective as of September 19, 2002, and the Common Stock was finally delisted on December 12, 2002. Management had previously determined that due to the low volume of trading in the Company's stock on the Pacific Exchange, the Company's Common Stock is better suited to the OTC Bulletin Board, and the Board of Directors did not contest or appeal the suspension of trading or the delisting of the Common Stock by the Pacific Exchange.

       The high and low prices or bids for the Company's Common Stock are set forth below for the quarters indicated. All prices for the first and second quarters of 2002 are the high and low sales prices as reported on the Pacific Exchange. The prices for the third and fourth quarters of 2002 and all prices for 2003 are the high and low bid information as reported from the OTC Bulletin Board. That information reflects inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.


                               2003                                    2002
             ---------------------------------------- --------------------------------------
                   1st      2nd      3rd       4th        1st      2nd      3rd      4th
                 Quarter  Quarter  Quarter   Quarter    Quarter  Quarter  Quarter  Quarter

           High   $0.35    $0.35    $0.40     $0.45      $0.69    $0.60    $0.35    $0.33

            Low   $0.21    $0.16    $0.19     $0.18      $0.45    $0.55    $0.26    $0.27

       The Company had approximately 2,348 holders of its common stock of record as of December 31, 2003. The Company has never paid a cash dividend on its Common Stock and Management does not expect the Company to pay cash dividends in the foreseeable future. The Company's credit agreements provide that the Company may not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that similar restrictions will remain in effect for as long as the Company has significant bank financing.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

       As of December 31, 2003, the Company has authorized and issued equity compensation in the following amounts:


--------------------------------- ----------------------- -------------------------- --------------------------------
                                  Number of securities to  Weighted-average exercise  Number of securities remaining
                                  be issued upon exercise    price of outstanding      available for future issuance
                                  of outstanding options,    options, warrants and    under equity compensation plans
                                    warrants and rights             rights            (excluding securities reflected
                                                                                              in column (a))
--------------------------------- ----------------------- -------------------------- --------------------------------
                                            (a)                       (b)                           (c)
--------------------------------- ----------------------- -------------------------- --------------------------------
    Equity compensation plans
   approved by security holders           429,273                    $0.82                        570,727
--------------------------------- ----------------------- -------------------------- --------------------------------
  Equity compensation plans not              *                         *                             *
   approved by security holders
--------------------------------- ----------------------- -------------------------- --------------------------------
              Total                       429,273                    $0.82                        570,727
--------------------------------- ----------------------- -------------------------- --------------------------------

------------
* See " Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities," below for a description of the status of the Company's Director's Stock Grant Plan in 2003 and currently.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

       The Company's policy for compensation of its non-employee Directors has in the past included the annual issuance of options, pursuant to the Company's 1994 Stock Option Plan (the "Plan"), to purchase a number of shares of the Company's Common Stock having a fair market value of $25,000. In addition to such option grants, the Company had a policy of granting shares of Common Stock to non-employee Directors as compensation for their attendance at meetings of the Board of Directors and of Committees of the Board on which they serve the "Directors' Stock Grant Plan"). However, because the market value of the Company's Common Stock was consistently below fifty cents per share during the latter half of 2002 and all of 2003 (at times falling below twenty cents per share), the Compensation Committee of the Company's Board of Directors has taken both of these policies under review. Pending completion of that review and a decision by the Committee and the Board as to appropriate compensation levels under these circumstances, no stock options or stock grants have been approved during 2003 or to date in 2004 in connection with any Director's service on the Board for that year.

       Pursuant to the Master Line of Credit Agreement (discussed in Item 6 below under the heading "Liquidity and Capital Resources - Master Line of Credit Agreement"), the Company issued thirteen (13) promissory notes to United Breweries of America, Inc. ("UBA") between September, 1999, and July, 2001. The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2003, the outstanding principal and interest on the notes totaled approximately $1,921,500, and was convertible into 1,281,017 shares of the Company's Common Stock. In the event the convertible notes are deemed to be securities, the Company's Management believes that the issuance of the notes to UBA was exempt from registration pursuant to Section 4(2) of the Act because UBA, the sole offeree and recipient of the Notes, has significant business experience, financial sophistication, and knowledge of and familiarity with the business of the Company. Management believes that if the notes are converted into the Company's Common Stock, the issuance of such shares will also be exempt from registration pursuant to Section 4(2) of the Act.

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

OVERVIEW

       The Company reported a net profit for the year 2003 - its first yearly net profit since 1995 -- primarily as a result of increased beverage sales in the United Kingdom; advantageous exchange-rate fluctuations; increased contract brewing sales at the Company's Releta facility in Saratoga Springs, New York; and a reduced provision for income taxes. The Company's sales gains were partially offset by significantly higher costs of goods sold, as well as by slightly lower sales in Canada and Continental Europe.

       The Company's brewing operation's sales in the United States during 2003 increased to 60,871 bbl., an increase of 2,255 bbl., or 3.85%, over the 58,616 bbl. sold in 2002. Sales out of the Ukiah facility during 2003 amounted to 47,315 barrels and the sales out of the Saratoga Springs facility amounted to 13,556 barrels. This compares to 47,440 barrels out of Ukiah and 11,176 barrels out of the Saratoga Springs facility in 2002.

       The Company sold 61,040 bbl. in its European Territory during 2003, an increase of 3,968 bbl. or 6.9%, as compared to 57,072 bbl. sold during 2002. This increase was confined largely to the United Kingdom, however, where sales improved to 55,425 bbl. an increase of 7.8% as compared to sales of 51,426 bbl. during 2002. Sales to continental Europe and Canada actually decreased to 5,614 bbl. or 0.5% during 2003, as compared to sales of 5,645 during 2002.

       Total sales during 2003 were approximately $28,864,000, an increase of approximately $2,779,000, or 10.58%, over sales of approximately $26,085,000 in 2002. Net sales, after deducting excise taxes, were approximately $28,190,000 for 2003, an increase of approximately $ 2,756,000, or 10.85%, over net sales of 25,434,000 in 2002. The Company ended 2003 with a net income of approximately $47,000, an improvement of approximately $1,777,000 as compared with a net loss of approximately $1,730,000 for 2002. As discussed more fully under "Results of Operations," below, the amount of net income recorded for 2003 was also significantly affected by increases in the Company's cost of goods sold and operating expenses, as well as by decreases in its provision for income taxes and other expenses.

       During the second quarter of 2003, the Company launched Red Tail Ale in a commemorative 22 oz. bottle, and started brewing products of Monterey County Ales, Inc. at its breweries located in Ukiah and Saratoga Springs. `Raptor Red Lager', a new craft lager beer sold in the West Coast market, was introduced during the third quarter of the year. In October of 2003, the Company closed the restaurant located at the Hopland tavern property, because the space available for renewal at the end of the term of the current lease is limited, and the restaurant has traditionally done less business during the winter months. However, the Company continues to operate the bar and merchandise store at that location.

Segment Information

       Prior to 2001, the Company's business operations were exclusively located in the United States, where it was divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of UBI and UBSN in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 58% of the Company's gross sales during 2003 (as compared to 55% in 2002), with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 42%. With expanded wholesale distribution of beer and closure of restaurant at Hopland, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

RESULTS OF OPERATIONS

       The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.


                                                          ---------------------------------
                                                               YEAR ENDED DECEMBER 31
                                                          ---------------------------------
                                                              2003                2002
     STATEMENTS OF OPERATIONS DATA:                             %                   %
                                                               ---                 ---
     Sales                                                    102.39              102.56
     Less Excise taxes                                          2.39                2.56
                                                             -------             -------
     NET SALES                                                100.00              100.00
     Cost of Goods Sold                                        67.92               66.42
                                                             -------             -------
     GROSS PROFIT                                              32.08               33.58
                                                             -------             -------
     Retail Operating Expenses                                  1.14                1.32
     Marketing Expense                                         15.69               16.69
     General and Administrative Expenses                       11.78               10.74
                                                             -------             -------
     Total Operating Expenses                                  28.61               28.75
                                                             -------             -------
     INCOME FROM OPERATIONS                                     3.47                4.83
     Other (Income)                                            (0.58)              (0.75)
     Interest Expense                                           2.94                3.64
                                                             -------             -------
     Income before income taxes                                 1.11                1.94
     Provision for income taxes                                 0.94                8.74
                                                             -------             -------
     NET INCOME (LOSS)                                          0.17%              (6.80%)
                                                             =======             =======


                                                        ------------------------------------
                                                               YEAR ENDED DECEMBER 31
                                                        -------------------------------------
                                                              2003                2002
     BALANCE SHEET DATA:                                        $                  $
                                                                -                  -
     Cash and Cash Equivalents                               554,300              146,800
     Working Capital                                     (1,795,600)          (4,509,700)
     Property and Equipment                               13,874,800           14,159,400
     Deposits and Other Assets                               188,600               73,600
     Total Assets                                         23,471,700           22,289,600
     Long-term Debt                                        3,730,200            3,290,200
     Obligation Under Capital Lease                          204,100              193,900
     Total Liabilities                                    16,965,100           15,943,200
     Accumulated Deficit                                 (8,447,600)          (8,494,500)
     Shareholder's equity                                  6,506,600            6,346,400

NET SALES

       As used herein, the term "net sales" refers to gross sales less excise taxes. Other expenses, such as cost of goods sold, are not deducted from gross sales to determine net sales. Overall net sales for 2003 were $28,190,300, an increase of $2,756,800, or 10.8%, as compared to $25,433,500 in 2002. Sales volume and (in the European Territory) price increases contributed to the increase in sales.

       DOMESTIC OPERATIONS: Net U.S. sales were $11,341,500 in 2003, compared to $11,017,900 for 2002, representing an increase of 2.9%. Sales volume for the year increased by 2,255 barrels, to 60,871 barrels an increase of 3.84% as compared to 58,616 barrels in 2002 The growth reflects increases in the sale of the Company's brands (other than Kingfisher) by 1,307 bbl., contract brands by 857 bbl, and by 91 bbl. of Kingfisher Lager. The increase in overall net sales during 2003 was achieved mainly by higher wholesale shipments, which represented an increase of $409,700 over the wholesale shipments during 2002. Retail sales for the year decreased by $86,100, to $425,300, a decrease of 16.84% when compared to retail sales of $511,400 during 2002.

       EUROPEAN TERRITORY: Net sales in the Company's European Territory were $16,848,800 ((pound)10,310,700) in 2003, compared to $14,415,600
((pound)9,594,400) during 2002. Because of exchange rate fluctuations, when the net sales results are compared in dollars they amount to an increase of 16.88%, as compared to 2002, while when measured in Pounds Sterling, the increase is only 7.47%. During 2003, the Company sold 61,040 barrels in its European Territory, an increase of 3,968 barrels, or 6.9%, as compared to 57,072 barrels during 2002. The Company increased its selling prices in all its European Territory markets by approximately 2.5% in March 2003, and about 1.7% of the increase in net sales is attributable to those price hikes.

COST OF GOODS SOLD:

       Overall cost of goods sold during 2003 was $19,145,500, as compared to $16,892,800 during 2002, an increase of $2,252,700, or 13.34%. As a percentage of net sales, costs of goods sold was 67.9% in 2003, as compared to 66.4% during 2002. (The foregoing amounts are calculated in US dollars, and do not take into account the effect of exchange rate fluctuations on the actual costs of goods sold in the Company's European Territory.)

       DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during 2003 was 70.3%, as compared to 67.1% during the year 2002, representing an increase of 3.2%. During 2003, there were increases in the price of packaging material (mainly bottles), rent, and insurance costs. The Company relies heavily on natural gas to operate its brewing operations, and electricity to operate its bottling and refrigeration units. Any significant increase in the use or charges of these utilities could significantly impact operations.

       EUROPEAN TERRITORY: Cost of goods sold in 2003 was $11,249,900 ((pound)6,884,500), as compared to similar costs of $9,470,700 ((pound)6,303,300) in 2002. As a percentage of net sales, cost of goods sold in the United Kingdom during 2003 was 66.8%, as compared to 65.9% during 2002 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations). The increase was mainly due to exchange rate fluctuations and price increase by Shepherd Neame.

GROSS PROFIT

       As a result of the higher sales volumes, price increases, and exchange rate fluctuations described above, gross profit for 2003 (expressed in dollars) grew to approximately $9,044,800, an increase of approximately $504,100, or 5.9%, as compared to gross profit of $8,540,700 achieved in 2002. As a percentage of net sales, however, the Company's overall gross profit during the year 2003 decreased to 32.1%, as compared to 33.6% for 2002, largely as a result of increases in costs of goods sold and excise taxes.

OPERATING EXPENSES

       Operating expenses for the year 2003 were $8,067,300, an increase of $755,300, or 10.3%, as compared to $7,312,000 for 2002. Operating expenses consist of marketing and distribution expenses, general and administrative expenses, and retail operating expenses.

       MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of salesmen's salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and related costs. For 2003, such expenses were $4,423,900, an increase of

$179,500, or 4.2%, as compared to $4,244,400 in 2002. As a percentage of net sales, the Company's marketing and distribution expenses decreased to 15.7% in 2003, as compared to 16.7% in 2002.

       DOMESTIC OPERATIONS: Domestic marketing and distribution expenses in 2003 were $1,339,700, a decrease of $42,600, or 3.09%, as compared to the $1,382,300 incurred during 2002. These expenses were equal to only 11.8% of U.S. net sales during the year 2003, as compared to 12.6% during 2002. This decrease is primarily due to a reduction in the Company's U.S. sales staff, which resulted in lower compensation, travel, entertainment and sampling expenses. Partially offsetting these reductions were increases in the Company's sales promotion expenses, including media advertising costs and point of sales materials.

       EUROPEAN TERRITORY: Marketing and distribution expenses in the European Territory during 2003 were $3,084,200, an increase of $222,100, or 7.76%, as compared to $2,862,100 during 2002. As a percentage of net sales in the United Kingdom, such expenses decreased to 18.31% during 2003, as compared to 19.85% during 2002 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase was due primarily to increased promotional activities, including marketing and sales promotion expenses, which increased by $190,000, to $932,000 in 2003 as compared to $742,000 in 2002; higher personnel costs; personnel costs and sales commissions due to increased sales in supermarkets and convenient stores; increased distribution and promotional expenses relating to Sun Lik beer; and increases in the costs of repair and replacement of beer dispensing equipment installed in bars by the Company. These increases were partially offset by decreases in freight costs due to a reduction in export sales, and other miscellaneous distribution expenses.

       GENERAL AND ADMINISTRATIVE EXPENSES: The Company's general and administrative expenses were $3,320,000 for 2003, representing an increase of $587,700, or 21.5%, over $2,732,300 for 2002. These expenses were equal to 11.8%
of net sales for 2003, as compared to 10.7% of net sales for 2002.

       DOMESTIC OPERATIONS. Domestic general and administrative expenses were $1,833,600 for 2003, representing an increase of $189,400, or 11.5%, over $1,644,200 for 2002. The increase was primarily due to $289,800 in increased legal and professional expenses caused by negotiation of a collective bargaining agreement at the Company's Ukiah, California, facility, and a legal dispute with a distributor. This increase was partly offset by decreases in bad debt, rent, certain lease fees and bank charges, investor related expenses, and travel expenses.

       EUROPEAN TERRITORY. General and administrative expenses related to the European Territory were $1,486,400 for 2003, representing an increase of $418,300, or 39.2%, as compared to $1,068,100 for 2002. These increases were led by $181,200 in higher personnel costs and $110,000 in increased depreciation expenses.

       RETAIL OPERATING EXPENSES: Retail operating expenses for 2003 were $323,400, representing a decrease of $11,900, or 3.5%, from $335,300 in 2002. As a percentage of net sales, retail operating expenses decreased to 1.1% as compared to 1.3% for the year 2002. The decrease in retail operating expenses consisted mainly of decreases in labor expenses as a result of reduced hours of operation of the tavern and closure of the associated restaurant.

OTHER EXPENSES

       Other expenses totaled $665,900 in 2003, representing a decrease of $69,500, or 9.5%, when compared to $735,400 in 2002. The decrease was primarily a result of lower interest expenses and miscellaneous income.

INCOME TAXES

       The Company's provision for income taxes was $264,700 for 2003, a drop of $1,958,400, or 88.1%, as compared to $2,223,100 for 2002. The provision for taxes includes $263,400 related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

       As of December 31, 2003, the Company had approximately $9,888,400, $2,966,700, and $1,496,200 of Federal, California, and New York net operating losses, respectively, available to carry forward. Of the Federal and New York net operating losses, approximately $2,079,700 will expire in 2012, and the remainder will expire through 2023. The State of California has suspended the ability to use net operating loss carryforwards until 2005. The Company anticipates that any taxable income in California during this period will be offset by investment tax credits. The California net operating losses begin to expire in 2005 and will continue to expire through 2012. The Company also has $58,000 of California Manufacturers' Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007. The Company has recorded a valuation allowance of $3,117,600 on deferred tax assets for net operating loss carryforwards that may expire prior to utilization. Management believes that the Company could still utilize the deferred tax assets in the ordinary course of business, but due to the significant time period that may elapse before utilization, Management has decided that a valuation allowance was necessary. The Company is implementing various strategies to achieve profits sufficient to utilize these assets.

NET INCOME

       The Company's net income for 2003 was $46,900, an improvement of $1,775,700 as compared to a net loss of $1,729,800 for the year 2002. After providing for a foreign currency translation adjustment of $113,300 for 2003 ($42,500 for 2002), the Company's comprehensive 2003 income was $160,200, as compared to a loss of $1,687,300 in 2002.

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

CAPITAL DEMANDS

       The Saratoga Springs facility commenced brewing operations in February 1998. Both the Ukiah and Releta facilities have been operating at significantly less than full capacity during 2003. Both breweries have placed demands upon the Company's assets and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations.

       The Company has yet to complete the build-out of its administrative space and the exterior landscaping of its Ukiah facility, and does not plan to revisit completion of the project until it has the available funds to do so. If, in the future, the Company decides to complete the construction and landscaping, the remaining work and the currently cost thereof are estimated to be as follows: covering the parking lot with asphalt, approximately $30,000; and building a concrete sidewalk to one of the entrances of the brewery building, approximately $10,000.

PROCEEDS FROM OPERATIONS INSUFFICIENT TO SUSTAIN OPERATIONS

       Unused capacity at the Ukiah and Saratoga Springs facilities has placed severe demands on the Company's working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital for day to day operations. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities, including loans from Company affiliates and loans and lines of credit from banks and other third party lenders (see "Liquidity and Capital Resources," below).

       Even though the Company's overall operations have resulted in net profit during the year 2003, continuing losses in its United States operations and the maturing of certain of its debts in April and June of 2004 could have a serious adverse effect on the Company's operations. The Company does not currently have sufficient funds available to repay these currently maturing loans (which are secured by substantially all of MBC's assets) as they become due. The Company has successfully negotiated refinancing arrangements in the past, and is currently in discussion with potential new lenders to refinance the maturing debts. In the event that refinancing negotiations are not successful, one of the Company's principal shareholders has committed to provide financial assistance in order to avoid default under the currently maturing loans when they become due, although the terms of such financial assistance have not yet been agreed upon (see "Liquidity and Capital Resources," below). Despite this commitment, however, Management does not anticipate that renewing or replacing the existing loans would in itself correct its ongoing operating deficits.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has entered into a substantial number of loans, lines of credit, other credit facilities, and lease agreements over the last several years, with the result that a substantial majority of its assets are encumbered and it is carrying a relatively large debt burden. In order to continue its operations, the Company will have to make timely payments of its debt and lease commitments as they fall due. Any breach of a loan or lease which actually leads to default, or to an attempt by a creditor to exercise its rights in the Company's tangible or intangible assets, could potentially make it impossible, at least in the short term, for the Company to continue its operations.

       In particular, MBC's line of credit from CIT Group and its temporary loan from Savings Bank of Mendocino (both of which are more fully described below under "Other Loans and Credit Facilities") are scheduled to fall due on April 30 and June 23, 2004, respectively. A failure to replace, renegotiate, or extend either of these agreements would have a significant adverse impact on the Company's liquidity and operations. Although Management has been able to do so in the past, there can be no assurance that the Company will have access to the same or equivalent sources of funds in the future, either on a comparable basis or on any other terms acceptable to the Company.

       On April 4, 2004, MBC received a commitment from United Breweries of America, Inc. ("UBA"), one of its major shareholders, to the effect that UBA would provide MBC with such financial assistance as may be in UBA's power to prevent or avoid any default under either the CIT Group line of credit or the temporary loan from Savings Bank of Mendocino County when they become due. The terms of any such assistance have not yet been determined, however.

       MASTER LINE OF CREDIT. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000. The Company and UBA executed an Extension of Term of Notes under Master Line of Credit Agreement in February 2002, which was later amended in August 2002, and again in March and August 2003 (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the UBA Notes for a period ending on August 14, 2004. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

       As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen (18) month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of

February 27, 2003, was $1,515,371, and the accrued but unpaid interest thereon was equal to approximately $406,155. These amounts reflect an increase of approximately $85,200 in the interest currently due on the UBA Notes, as compared to December 31, 2002.

       The UBA Notes require the Company to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted the Company to capitalize all accrued interest; therefore, the Company has borrowed the maximum amount available under the facility. Upon maturity of any UBA Note, unless UBA has given the Company prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Note may be converted, at the option of UBA, into shares of the Company's common stock. If UBA does not elect to so convert any UBA Note upon maturity, it has the option to extend the term of such UBA Note for any period of time mutually agreed upon by UBA and the Company. During the extended term of any UBA Note, UBA has the right to require the Company to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days.

       The outstanding principal amount of the Notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2003, the outstanding principal and interest on the notes was convertible into 1,281,017 shares of the Company's Common Stock. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which provides a written confirmation that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

       (For further information about the Credit Agreement please refer to "PART III, Item 12 - Certain Relationships and Related Transactions -Master Line of Credit Agreement," below.)

       LONG TERM DEBT: MBC has obtained a $2.7 million loan from Savings Bank of Mendocino County ("SBMC"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan is payable in partially amortizing monthly installments of $24,443 including interest at the rate of 7.24%, maturing December 2012 with a balloon payment in the amount of $932,600. The interest rate is adjusted on every five year anniversary of the agreement to the Treasury Constant Maturity Rate plus 4.17%. The amount of the balloon payment will vary depending on the change in interest rates over the years. In addition to the Ukiah land and facility, this loan is secured by some of the other assets of the Company (other than the Releta facility), including, without limitation, most of the Company's equipment.

       EQUIPMENT LEASE: From 1996 until 2003, Finova Capital Corporation ("Finova") leased new brewing equipment with an original total cost of approximately $1.78 million to MBC, with monthly rental payments of approximately $27,100 each. During 2003, the Company exercised its option to purchase the equipment at a cost of approximately $576,200.

OTHER LOANS AND CREDIT FACILITIES.

       CIT GROUP/CREDIT FINANCE LINE OF CREDIT: The CIT Group/Credit Finance, Inc. has provided MBC a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at an interest rate of the prime rate of Chase Manhattan Bank of New York plus 2.25% payable monthly, originally scheduled to mature on September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of MBC except for the specific equipment and fixtures of the Company leased from Finova Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to MBC as an initial term loan, which was repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700.

       On January 17, 2003, the term of this facility was extended to November 30, 2003. At the same time, the maximum credit available was increased to $3,500,000, and MBC was provided a term loan of $750,000 consisting of the original balance of $346,300 and a new term loan of $403,700 repayable in 30 equal consecutive monthly installments of $24,700, commencing February 1, 2003, with a final payment of $8,000. CIT Group amended the facility on December 1, 2003, January 30, 2004 and February 27, 2004 and extended the term of the facility to expire on April 30, 2004 in order to allow MBC time to refinance. Based on MBC's current level of accounts receivable and inventory, MBC has drawn the maximum amount permitted under the line of credit. As of December 31, 2003, the total amount outstanding on the line of credit was approximately $1,674,000. Management believes that it will be successful in refinancing this agreement, but failure to do so would have a significant impact on the Company's liquidity and operations.

       SAVINGS BANK OF MENDOCINO TEMPORARY LOAN: On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended a temporary loan in the principal amount of $576,200 to MBC in order to finance a buy-out of equipment leased through Finova Capital Corporation. This loan, which is due for repayment on June 23, 2004, is secured by the existing assets of the Company and the assets released by Finova on lease termination. The rate of interest on the loan is 7%. Management believes that it will be successful in refinancing this agreement, but failure to do so would have a significant impact on the Company's liquidity and operations.

       NEDBANK BANK LIMITED OPTION FACILITY: Nedbank Limited (formerly Necor Bank Limited), a South African registered company, has provided UBSN with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of December 31, 2003 was approximately $765,600.

       SHEPHERD NEAME LOAN: Shepherd Neame has a contract with UBSN to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of (pound)600,000 (Pounds Sterling) to UBSN, repayable in annual installments of (pound)60,000 (Pounds Sterling) per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year. (For more information about this loan please see "PART III -- Certain Relationships and Related Transactions -- Loan Agreement Between UBSN and Shepherd Neame," below.)

       WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts (including the long term capital lease of equipment by Finova Capital Corporation Inc.) was 7.38% for the year 2003 and 8.19% for the year 2002. For loans primarily associated with Company's European territory, the weighted average rate paid was 6.42% in 2003 and 6.94% in 2002. Overall the weigted average rates were 7.26% for 2003 and 8.03% for 2002.

       KEG MANAGEMENT ARRANGEMENT: The Company entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. The agreement has been extended on a monthly basis since September 2002. The Company is currently negotiating a new contract. If, on any given month, the agreement is not extended and terminates, the Company is required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available. However, there can be no assurance that the Company will be able to finance the purchase of kegs. Failure to extend the contract or failure to purchase the necessary kegs from MicroStar on termination of contract is likely to have a material adverse effect on the Company.

       CURRENT RATIO: The Company's ratio of current assets to current liabilities on December 31, 2003 was 0.84 to 1.0 and its ratio of total assets to total liabilities was 1.4 to 1.0. On December 31, 2002, the Company's ratio of current assets to current liabilities was 0.64 to 1.0 and its ratio of total assets to total liabilities was 1.4 to 1.0.

       OVERDUE PROPERTY TAXES: As of June 30, 2003, the delinquent property taxes due on the Company's Ukiah property, including penalties and interest, totaled $710,600, representing overdue taxes for the period from April 1999 to

June 2003. On July 31, 2003, the Company entered into a payment plan to settle these issues, pursuant to which it made an initial payment to the County of $143,000. The balance of the overdue taxes will be paid in four annual installments, due on or before April 10, 2005, 2006, 2007, and 2008, each representing 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. Because of the large amount of taxes owed, and the County's ability to sell the Ukiah property to satisfy a delinquency, failure to settle these tax issues (including payments due under the payment plan) could have, or have had, a serious adverse effect on the Company's business and financial condition.

       RESTRICTED NET ASSETS. The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $2,238,000. Under UBI's line of credit agreement, distributions and other payments to the Company from its subsidiary are limited to approximately $200,000 per year.

       RELATED PARTY TRANSACTIONS: In the last several years, MBC and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these have been a Brewing Agreement and a Loan Agreement between UBSN and Shepherd Neame; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. (For more information on all of these agreements please see "PART III - Item 12 -- Certain Relationships and Related Transactions," below.)

ITEM 7.      FINANCIAL STATEMENTS.

       The information required by this item is set forth at Pages F-1 through F-16 to this Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.     CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

       The following table sets forth the names, ages as of February 28, 2004 , and certain information regarding each of the Company's current Directors and executive officers:


                                                                                        Director
Name                             Age     Position                                         Since
----                             ---     --------                                         -----

H. Michael Laybourn              65      Director                                          1993
Vijay Mallya, Ph.D.              49      Director, Chairman of the Board, and Chief        1997
                                         Executive Officer
Jerome G. Merchant*+             42      Director                                          1997
Mahadevan Narayanan              46      Chief Financial Officer and Secretary              ---
R.H.B. (Bobby) Neame             70      Director                                          1998
Sury Rao Palamand, Ph.D.*+       73      Director                                          1998
Kent D. Price*+                  60      Director                                          1998
Yashpal Singh                    58      Director and President                            1997
David R. Townshend               57      Director                                          2001

---------------
   *     Member of the Audit/Finance Committee.
   +     Member of the Compensation Committee.

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

       Vijay Mallya, Ph.D., became Chairman of the Board and Chief Executive Officer of the Company in October 1997. Dr. Mallya is Chairman of UBICS, Inc., United Breweries Limited, UB Engineering Limited, Mangalore Chemicals and Fertilizers Ltd., Herbertsons Limited, McDowell & Co. Ltd., and other affiliated companies (collectively the "UB Group"). (See "Security Ownership of Certain Beneficial Owners and Management," below.) United Breweries Limited and McDowell & Co., Ltd. are two of Asia's leading beer and spirits companies. The UB Group has annual sales in excess of (US) $1 Billion. He also sits on boards of several foreign companies and organizations including companies comprising the UB Group, The Institute of Economic Studies (India), and the Federation of the Indian Chamber of Commerce and Industries. Dr. Mallya was recently elected to serve as a member of the Upper House of the Indian Parliament. Dr. Mallya holds a Bachelor of Commerce degree from the University of Calcutta in India and an honorary Doctorate in Business Administration from the University of California, Irvine.

       Jerome G. Merchant became a Director in October 1997 and was Chief Financial Officer of the Company from November 1997 to October, 1998. Mr. Merchant currently serves as the Strategic Planning Consultant to the Chairman's Office of the Company and has served in such capacity since July 1996. Between April 1993 and December 2003, Mr. Merchant served in various capacities for Cal Fed Investments, a wholly owned subsidiary of Cal Fed Bank. His responsibilities included due diligence review and monitoring of investment products for Cal Fed Investments. As a result of the acquisition of Cal Fed Bank by Citigroup, since January 2003 Mr. Merchant has been serving as a Vice President and Regional Sales Director for Citigroup. Mr. Merchant received his Bachelor of Science degree in Managerial Economics-Finance from the University of California, Davis.

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

       Yashpal Singh, President of the Company since January 2000, became a Director in October 1997 and has served as its Executive Vice President and Chief operating Officer since May 1998. From May 1997 to March 1998, Mr. Singh served as Executive Vice-President- Operations for UBA, an affiliate of the Company (see "Security Ownership of Certain Beneficial Owners and Management," below). In that capacity, he was responsible for UBA's United States brewing operations. Between 1992 and 1997, Mr. Singh also served as Senior Vice President-Operations for United Breweries Ltd., an Indian Corporation, where he was responsible for the operations of 12 breweries, instituting new projects, and technical and operational evaluation of potential acquisition opportunities worldwide. Mr. Singh has over 38 years of experience in the brewing industry. Mr. Singh holds a Bachelors degree in Science from Punjab University in India, and has graduate training in the fields of Brewing, Malting, and Mineral Water Technology. Mr. Singh is an associate member of the Institute of Brewing, London; a member of the Master Brewers Association of America; and was a former executive member of the Managing Committee of the All India Brewer's Association.

       David Townshend became a Director in 2001. He is also a Director of UBSN, and has been the General Manager of UBSN since 1990. Mr. Townshend's responsibilities encompass all aspects of UBSN's operations. Prior to his promotion to General Manager of UBSN, Mr. Townshend served as Transport Manager for Shepherd Neame Limited, where his responsibilities included distribution and customer services. Mr. Townshend remains an employee of Shepherd Neame, which pays his compensation directly to him, although UBSN's agreements with Shepherd Neame provide for reimbursement of all or part of his salary and related expenses.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       Based solely on its review of the Forms 4 and 5 furnished to the Company during and with respect to the year 2003, the Company is not aware of any person that was a Director, officer, or greater than 10% beneficial owner of the Company that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

AUDIT COMMITTEE FINANCIAL EXPERT

       The Company's Board of Directors believes that at least one member of the Company's Audit Committee - Mr. Kent D. Price - is both an independent Director and qualifies as an "audit committee financial expert" as that term is defined in the regulations of the Securities and Exchange Commission.

CODE OF ETHICS

       The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, and principal accounting officer. The Code of Ethics is posted on the Company's Internet website at www.mendobrew.com. Any person desiring a free copy of the Code of Ethics should send a written request to the Company's Secretary, N. Mahadevan at the Company's principal executive offices located at 1601 Airport Road, Ukiah, CA 95482.

ITEM 10.     EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

       The following table sets forth the annual compensation, including salary, bonuses, and certain other compensation, paid by the Company to its Chief Executive Officer and most highly-compensated executive officers and employees during each of the fiscal years ended December 31, 2003, 2002 and 2001. None of the Company's other executive officers received total compensation in excess of $100,000 in any of those years.

SUMMARY COMPENSATION TABLE


                                         ANNUAL COMPENSATION                                          LONG-TERM COMPENSATION
                   -------------------------------------------------------------------------------------------------------------

                                                                                     AWARDS                     PAYOUTS
                                                                         -------------------------------------------------------
                                                                            RESTRICTED    SECURITIES
                                                            OTHER ANNUAL      STOCK       UNDERLYING      LTIP       ALL OTHER
       NAME                      SALARY        BONUS        COMPENSATION     AWARD(S)      OPTIONS/      PAYOUTS   COMPENSATION
   AND PRINCIPAL   YEAR           ($)           ($)             ($)            ($)           SARS          ($)         ($)
     POSITION                                                                                  (#)
--------------------------------------------------------------------------------------------------------------------------------
Vijay Mallya,      2003         $158,129*       $0.00             $0.00
Chief Executive
Officer

                   2002         $120,000        $0.00             $0.00

                   2001         $120,000        $0.00             $0.00


Yashpal Singh,     2003         $118,875      $41,887         $13,538**
President

                   2002         $115,500      $37,035         $11,539**

                   2001         $115,965      $33,212          $9,983**


Mark Anderson,     2003          $79,200      $27,091           .$7,847
Sales Manager

                   2002          $79,200      $27,606            $6,421

                   2001          $79,200      $45,297***         $5,502

       *Includes (pound)23,333 (Pounds Sterling) (approximately $38,129 in U.S. Dollars at current exchange rates) paid to Dr. Mallya by UBI during the period beginning September 1, 2003, as compensation for promoting the Company's products in the European Territory outside the U.K. This compensation is expected to equal approximately (pound)70,000 (Pounds Sterling) on an annual basis in the future (approximately $129,500 in U.S. Dollars at current exchange rates).

       **The value of the executive's medical benefits makes up approximately 80% of each of these amounts.

       ***Includes 25,000 common shares granted to Mr. Anderson as a stock bonus during 2001, valued at $0.688 per share.

COMPENSATION OF DIRECTORS

       In the past, the Company has compensated each non-employee Director for his attendance at the meetings of the Board of Directors and for his attendance at meetings of committees of the Board of Directors, annually granting each non-employee Director both (a) that number of shares of the Company's common stock which had a fair market value of $3,000 for each board meeting, and $1,000 for each committee meeting he attended during the prior year and (b) options to purchase that number of shares of the Company's common stock which had a fair market value of $25,000. In the last two years, however, noting the drop in the trading or quoted price for the Company's stock to less than $1.00 per share, the Board of Directors has suspended both the Company's stock option and stock grant programs. The Compensation Committee is currently considering a proposal to significantly modify the previous plans, and it is expected that one or more new plans and guidelines may be adopted later in the year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock as of February 27, 2004, for (a) each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock or Series A Preferred Stock; (b) each Director; and (c) all Directors and executive officers of the Company as a group. Except as noted, the Company believes that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                                                              Shares
                                                           Beneficially   Approximate
                            Name                             Owned(1)     Percentage
                            ----                             --------     ----------
      United Breweries of America, Inc.+                  3,087,818(2)      27.4%

      Inversiones Mirabel S.A.                               5,500,000      48.8%
      Hong Kong Bank Building
      6th Floor, Samuel Lewis Avenue
      P O Box 6-4298, El Dorado
      Panama City

      Vijay Mallya, Ph.D.+                                8,587,818(3)      76.2%

      H. Michael Laybourn++                                 354,254(4)       3.1%



      R.H.B. (Bobby) Neame                                     127,810(5)       1.1%
               c/o Shepherd Neame, Ltd.
               17 Court Street.
               Faversham, Kent ME13 3AX
               United Kingdom

      Kent Price                                               180,097(5)       1.6%
               c/o Robert Kent and Company
               Wood Island #308
               60 E. Sir Francis Drake Blvd.
               Larkspur, CA 94939

      Sury Rao Palamand, Ph.D.                                 147,500(5)       1.2%
               50 Crestwood Executive Center, Suite 207
               St. Louis, MO 63126

      Jerome G. Merchant+                                      195,964(5)       1.7%

      Yashpal Singh++                                                  --        --

      David Townshend                                                  --        --
               c/o UBSN Limited
               17 Court Street
               Faversham, Kent ME13 3AX
               United Kingdom

      All Directors and executive officers as a group
     (8 persons)                                                9,593,443(6)     82%

      SERIES A PREFERRED STOCK:

      H. Michael Laybourn                                           6,100       2.7%
      All Directors and executive officers as a group
      (8 persons)                                                   6,100       2.7%
      ---------------------
       +      2400, Bridgeway, Suite 290, Sausalito, CA 94965
       ++     1601 Airport Road, Ukiah, CA 95402

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

       (2) Does not include (i) 1,281,017 shares issuable upon conversion of certain convertible notes issued to UBA to terminate an existing Master Line of Credit Agreement and convert certain outstanding Notes into shares of Common Stock (see "PART III - Item 12, Certain Relationships and Related Transactions," below), or (ii) 882,057 outstanding shares which are held in the aggregate by Messrs. Laybourn, Scahill, Franks, and Barkley and which, pursuant to a Shareholders' Agreement, are subject to (A) a right of first refusal to purchase, held by the Company, which may become exercisable within 60 days, and (B) the requirement that the owners of record vote such shares for four Directors designated by UBA and two additional independent Directors who are acceptable to UBA.

       (3) Includes all shares held by the Company's two largest shareholders, United Breweries of America, Inc. ("UBA") and Inversiones Mirabel. S.A., a Panamanian corporation ("Inversiones"). Dr. Mallya may be deemed to be a beneficial owner of UBA and Inversiones because they are both controlled by Golden Eagle Trust, an Isle of Mann trust which in turn is controlled by persons who may exercise discretion in Dr. Mallya's favor among others. Dr. Mallya is also the Chairman and Chief Executive Officer of UBA. Does not include (i) 1,281,017 shares issuable upon conversion of certain convertible notes issued to UBA to terminate an existing Master Line of Credit Agreement and convert certain outstanding Notes into shares of Common Stock. (See "PART III - Item 12, Certain Relationships and Related Transactions," below).

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

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       MASTER LINE OF CREDIT AGREEMENT

       On August 31, 1999, the Company and UBA entered into a Master Line of Credit Agreement, which was subsequently amended in April of 2000, and February of 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen
(18) month promissory notes issued by the Company to UBA (the "UBA Notes"). As of February 28, 2003, the aggregate outstanding principal amount of the UBA Notes was $1,515,371, and the accrued but unpaid interest thereon was equal to approximately $406,155. (For more information on the Master Line of Credit Agreement, please refer to Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL INFORMATION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources," above.)

       LICENSE OF THE KINGFISHER TRADEMARK

       UBI licenses the trademark Kingfisher (the "Mark") from UB Limited, pursuant to a License Agreement dated October 9, 1998 and amended pursuant to a Supplemental Agreement dated October 22, 2001 (together, the "License Agreement"). Under the terms of the License Agreement, UB Limited has granted UBI and UBSN the exclusive right to use the Mark in a number of European countries, including among others Austria, Belgium, Italy, France, Germany, Ireland, the Netherlands, Spain, Sweden and the United Kingdom, as well as in Canada (collectively, the "Licensed Territory"). UB Limited, which owns the Mark, is responsible for maintaining the registration of the Mark in all relevant market areas. The License Agreement, which will expire on October 9, 2013, also provides that neither party may transfer its rights or obligations thereunder to any other person or entity unless the transferee enters into an agreement to be bound by the obligations of the transferor.

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

       Because the Company's Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the Board of UB Limited, the transactions represented by these license agreements may be deemed to be related party transactions.

DISTRIBUTION AGREEMENT

       UBI entered into a Distribution Agreement with its wholly-owned subsidiary UBSN on October 9, 1998. Under this agreement, which was subsequently amended by a Supplemental Agreement dated as of October 24, 2001 (together, the "Distribution Agreement"), UBI granted UBSN an exclusive sublicense for the distribution of all lager and other beer products brewed or prepared for sale in the Company's European Territory, and a sublicense to use the Kingfisher trademark and trade name, to manufacture, package, market, distribute, and sell beer and other products using the Kingfisher trademark and logo, and to enter into the Brewing Agreement described below. The Distribution Agreement, which also requires UBSN to pay UBI a royalty fee of 50 British pence (approximately $0.82, at the average exchange rates during 2003) for every 100 liters (26 gallons) of beer brewed for sale in the European Territory, will expire (unless its term is extended) in October 2013.

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

LOAN AGREEMENT BETWEEN UBSN AND SHEPHERD NEAME

       Concurrently with the Brewing Agreement described above, UBSN and Shepherd Neame entered into a Loan Agreement, under which on or about October 24, 2001, Shepherd Neame advanced to UBSN (pound)600,000 (Pounds Sterling) (the full amount available under the Loan Agreement), at a fixed interest rate of 5%, for general corporate purposes. This loan is payable in ten annual installments of (pound)60,000 (Pounds Sterling) each, commencing on June 30, 2003 and continuing on each anniversary thereof until the Loan is fully repaid. Any remaining balance of principal or interest will become due and payable (and the loan will terminate) on June 30, 2013. It would be an event of default under the Loan Agreement, and the lender would have the right, at will, not only to cancel the Loan Agreement and accelerate all sums due under it, but also to terminate the Brewing Agreement, if UBSN were to terminate or default under the Brewing Agreement, or if either of the License Agreements that UBI and UBSN have entered into with UB Limited (see "License of the Kingfisher Trademark, above) are terminated (except in accordance with their terms or in connection with the parties' entry into an equivalent Brewing Agreement).

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

ANNOUNCEMENT OF INTEREST BY UNITED BREWERIES HOLDINGS LTD.

       On September 30, 2002, the shareholders of United Breweries Holdings, Ltd. (formerly Kingfisher Properties & Holdings, Ltd.) ("UBHL"), a corporation based and incorporated in India and publicly-held in that country, approved resolutions authorizing UBHL's board of directors to consider a transaction by which UBHL would purchase some or all of the Company's outstanding shares. Dr. Mallya, the Company's Chairman of the Board and Chief Executive Officer, is also the Chairman of the Board of UBHL.

       To date, UBHL has not proposed any specific transaction to the Company, nor has it indicated when (if ever) it may make a specific proposal or commence negotiations with the Company for an actual acquisition of any of its shares.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits


  Exhibit
  Number                  Description of Document
  ------                  -----------------------
     3.1     (T)     Articles of Incorporation of the Company, as amended.
     3.2     (T)     Bylaws of the Company, as amended.
    10.1     (A)     Mendocino Brewing Company Profit Sharing Plan.
    10.2     (T)     Amended 1994 Stock Option Plan
    10.3     (A)     Wholesale Distribution Agreement between the Company and Bay Area Distributing.
    10.4     (A)     Wholesale Distribution Agreement between the Company and Golden Gate Distributing.
    10.5     (B)     Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
    10.6     (A)     Lease Agreement between the Company and Kohn Properties.
    10.7     (C)     Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as
                     Exhibit 19.2).
    10.8     (D)     Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
    10.9     (E)     Agreement between United Breweries of America Inc. and Releta Brewing Company LLC regarding payment of certain liens.
    10.10    (F)     Keg Management Agreement with MicroStar Keg Management LLC.
    10.11    (G)     Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).


  Exhibit
  Number                  Description of Document
  ------                  -----------------------
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

    10.31    (M)     Patent, Trademark and License Mortgage by the Company in favor of The CIT Group/Credit
                     Finance, Inc.

    10.32    (M)     Patent, Trademark and License Mortgage by Releta Brewing Company LLC in favor of The CIT
                     Group/Credit Finance, Inc.

    10.33    (N)     Employment Agreement with Yashpal Singh.


  Exhibit
  Number                  Description of Document
  ------                  -----------------------
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

    10.48    (Q)     Convertible Note in favor of the United Breweries of America Inc. dated February 12, 2001

    10.49    (R)     Convertible Note in favor of the United Breweries of America Inc. dated July 1, 2001

    10.50    (S)     Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of
                     America, Inc., dated as of December 28, 2001

    10.51    (S)     Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing
                     Company, Inc. and United Breweries of America, Inc., dated February 14, 2002


  Exhibit
  Number                  Description of Document
  ------                  -----------------------
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

    10.65            Commitment Letter from United Breweries of America, Inc. dated March 31, 2004.

    14.1             Code of Ethics


  Exhibit
  Number                  Description of Document
  ------                  -----------------------
    31.1            Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

    31.2            Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

    32.1            Certification of Chief Executive Officer Pursuant to U.S.C. 1350

    32.2            Certification of Chief Financial Officer Pursuant to U.S.C. 1350


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

             (H)     The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1996

             (I)     The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997

             (J)     The Company's Registration Statement dated February 6, 1997, as amended, Registration No.
                     33-15673

             (K)     Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya

             (L)     The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998


  Exhibit
  Number                  Description of Document
  ------                  -----------------------
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

                                 (Registrant) Mendocino Brewing Company, Inc.


                                      By:
                                         ---------------------------------------
                                           Dr. Vijay Mallya
                                             Its Chairman of the Board and
                                             Chief Executive Officer
                                           Date: April 14, 2004

       Pursuant to the requirements of Section 13 of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      By:
                                         ---------------------------------------
                                           Dr. Vijay Mallya
                                             Its Chairman of the Board and
                                             Chief Executive Officer
                                           Date: April 14, 2004

                                      By:
                                         ---------------------------------------
                                           Yashpal Singh
                                             Its President and Director
                                           Date: April 14, 2004

                                      By:
                                         ---------------------------------------
                                           Jerome G. Merchant, Director
                                           Date: April 14, 2004

                                      By:
                                         ---------------------------------------
                                           N. Mahadevan
                                             Its Secretary and
                                             Chief Financial Officer
                                           Date: April 14, 2004

                                      By:
                                         ---------------------------------------
                                           H. Michael Laybourn, Director
                                           Date: April 14, 2004

                                      By:
                                         ---------------------------------------
                                           R.H.B. Neame, Director
                                           Date: April 14, 2004

                                      By:
                                         ---------------------------------------
                                           Kent Price, Director
                                           Date: April 14, 2004

                                      By:
                                         ---------------------------------------
                                           Sury Rao Palamand, Director
                                           Date: April 14, 2004

                                      By:
                                         ---------------------------------------
                                           David Townshend, Director
                                           Date: April 14, 2004

                                  Exhibit List
                                  ------------

                                                                       Page
                                                                       ----
No.
---

10.64    Amendment to Loan and Security Agreement between
         Mendocino Brewing Company, Inc. and Releta Brewing
         Company, LLC and the CIT Group/Business Credit, Inc., dated January 17, 2003.

10.65    Commitment Letter from United Breweries of America,
         Inc. dated March 31, 2004.

14.1     Code of Ethics

31.1     Certification of Chief Executive Officer pursuant to
         Rule 13a-14(a)/15d-14(a)

31.2     Certification of Chief Financial Officer pursuant to
         Rule 13a-14(a)/15d-14(a)

32.1     Certification of Chief Executive Officer pursuant to
         Section 1350

32.2     Certification of Chief Financial Officer pursuant to
         Section 1350

--------------------------------------------------------------------------------






                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

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


                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT...............................................F - 1


CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets........................................................F - 2

     Statements of operations and comprehensive income.....................F - 3

     Statements of stockholders' equity....................................F - 4

     Statements of cash flows..............................................F - 5

     Notes to financial statements.........................................F - 6

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Mendocino Brewing Company, Inc.


We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc., as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mendocino Brewing Company, Inc., as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                  /S/ MOSS ADAMS LLP

Santa Rosa, California
February 20, 2004


                                                                      PAGE F - 1

                                                                               MENDOCINO BREWING COMPANY, INC.
                                                                                   CONSOLIDATED BALANCE SHEETS
                                                                                    DECEMBER 31, 2003 AND 2002

--------------------------------------------------------------------------------------------------------------

                                                  ASSETS
                                                                                2003               2002
                                                                           ---------------    ----------------
CURRENT ASSETS
   Cash                                                                     $     554,300      $     146,800
   Accounts receivable, net of allowance for doubtful accounts
       of $37,800 and $157,300                                                  7,017,700          5,924,900
   Inventories                                                                  1,186,100          1,474,300
   Prepaid expenses                                                               555,500            403,400
                                                                           ---------------    ----------------
       Total current assets                                                     9,313,600          7,949,400
                                                                           ---------------    ----------------
PROPERTY AND EQUIPMENT                                                        13,874,800         14,159,400
                                                                           ---------------    ----------------
OTHER ASSETS
   Deposits and other assets                                                      188,600             73,600
   Intangibles, net of amortization                                                94,700            107,200
                                                                           ---------------    ----------------
                                                                                  283,300            180,800
                                                                           ---------------    ----------------
       Total assets                                                         $  23,471,700      $  22,289,600
                                                                           ===============    ================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Line of credit                                                           $   1,974,800      $   2,264,500
   Note payable                                                                   576,200                  -
   Accounts payable                                                             5,340,100          5,598,700
   Accrued liabilities                                                          1,275,100            898,500
   Deferred gain                                                                  655,200                  -
   Income taxes payable                                                           465,100            443,500
   Current maturities of long-term debt                                           693,700            581,200
   Current maturities of capital lease obligations                                129,000            836,400
                                                                           ---------------    ----------------
       Total current liabilities                                               11,109,200         10,622,800
NOTES TO RELATED PARTY                                                          1,921,500          1,836,300
LONG-TERM DEBT, less current maturities                                         3,730,300          3,290,200
CAPITAL LEASE OBLIGATIONS, less current maturities                                204,100            193,900
                                                                           ---------------    ----------------
       Total liabilities                                                       16,965,100         15,943,200
                                                                           ---------------    ----------------
STOCKHOLDERS' EQUITY
  Preferred stock, Series A, no par value, with aggregate
       liquidation preference of $227,600; 10,000,000 shares
       authorized, 227,600 shares issued and outstanding                          227,600            227,600
  Common stock, no par value; 30,000,000 shares authorized,
       11,266,874 shares issued and outstanding                                14,648,600         14,648,600
  Accumulated comprehensive income (loss)                                          78,000            (35,300)
  Accumulated deficit                                                          (8,447,600)        (8,494,500)
                                                                           ---------------    ----------------
       Total stockholders' equity                                               6,506,600          6,346,400
                                                                           ---------------    ----------------
       Total liabilities and stockholders' equity                           $  23,471,700      $  22,289,600
                                                                           ===============    ================

SEE ACCOMPANYING NOTES.
--------------------------------------------------------------------------------------------------------------
                                                                                                    PAGE F - 2


                                                                               MENDOCINO BREWING COMPANY, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                                        YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------------------------------------

                                                                                2003               2002
                                                                           ---------------    ----------------

SALES                                                                       $  28,864,200      $  26,085,100
LESS EXCISE TAXES                                                                 673,900            651,600
                                                                           ---------------    ----------------
NET SALES                                                                      28,190,300         25,433,500
COST OF GOODS SOLD                                                             19,145,500         16,892,800
                                                                           ---------------    ----------------
GROSS PROFIT                                                                    9,044,800          8,540,700
                                                                           ---------------    ----------------

OPERATING EXPENSES
    Retail operating                                                              323,400            335,300
    Marketing                                                                   4,423,900          4,244,400
    General and administrative                                                  3,320,000          2,732,300
                                                                           ---------------    ----------------
                                                                                8,067,300          7,312,000
                                                                           ---------------    ----------------
INCOME FROM OPERATIONS                                                            977,500          1,228,700
                                                                           ---------------    ----------------
OTHER INCOME (EXPENSE)
    Miscellaneous income                                                          162,900            200,200
    Loss on sale of equipment                                                        (300)            (9,200)
    Interest expense                                                             (828,500)          (926,400)
                                                                           ---------------    ----------------
                                                                                 (665,900)          (735,400)
                                                                           ---------------    ----------------
INCOME BEFORE INCOME TAXES                                                        311,600            493,300
PROVISION FOR INCOME TAXES                                                        264,700          2,223,100
                                                                           ---------------    ----------------
NET INCOME (LOSS)                                                                  46,900         (1,729,800)
OTHER COMPREHENSIVE INCOME, net of tax
    foreign currency translation adjustment                                       113,300             42,500
                                                                           ---------------    ----------------
COMPREHENSIVE INCOME (LOSS)                                                 $     160,200      $  (1,687,300)
                                                                           ===============    ================

NET INCOME  (LOSS) PER COMMON SHARE - Basic and diluted                     $           -     $       (0.15)
                                                                           ===============    ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and diluted                 11,266,874         11,173,686
                                                                           ===============    ================







SEE ACCOMPANYING NOTES.
--------------------------------------------------------------------------------------------------------------
                                                                                                    PAGE F - 3


                                                                                                  MENDOCINO BREWING COMPANY, INC.
                                                                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                           YEARS ENDED DECEMBER 31, 2003 AND 2002
---------------------------------------------------------------------------------------------------------------------------------

                                        SERIES A
                                     PREFERRED STOCK          COMMON STOCK        ACCUMULATED
                                ----------------------- ------------------------ COMPREHENSIVE   ACCUMULATED          TOTAL
                                   SHARES      AMOUNT     SHARES        AMOUNT   INCOME (LOSS)     DEFICIT           EQUITY
                                ----------- ----------- ----------- ------------ -------------- --------------- -----------------

Balance, December 31, 2001        227,600    $ 227,600  11,083,228  $ 14,476,500 $    (77,800)  $  (6,764,700)    $ 7,861,600

Stock issued for services               -            -     135,665       125,100            -               -         125,100

Stock issued to Board of
  Directors                             -            -      47,981        47,000            -               -          47,000

Currency translation adjustment         -            -           -             -       42,500               -          42,500

Net loss                                -            -           -             -            -      (1,729,800)     (1,729,800)
                                ----------- ----------- ----------- ------------ -------------- --------------- -----------------

Balance, December 31, 2002        227,600      227,600  11,266,874    14,648,600      (35,300)     (8,494,500)      6,346,400

Currency translation adjustment         -            -           -             -      113,300               -         113,300

Net income                              -            -           -             -            -          46,900          46,900
                                ----------- ----------- ----------- ------------ -------------- --------------- -----------------

Balance, December 31, 2003        227,600    $ 227,600  11,266,874  $ 14,648,600 $     78,000   $  (8,447,600)    $ 6,506,600
                                =========== =========== =========== ============ ============== =============== =================










SEE ACCOMPANYING NOTES.
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       PAGE F - 4

                                                                               MENDOCINO BREWING COMPANY, INC.
                                                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        YEARS ENDED DECEMBER 31, 2003 AND 2002

--------------------------------------------------------------------------------------------------------------


                                                                                2003                2002
                                                                           ---------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                         $      46,900      $  (1,729,800)
  Adjustments to reconcile net income (loss) to net
    cash from operating activities:
       Depreciation and amortization                                            1,127,400          1,049,000
       Allowance for doubtful accounts                                           (122,700)            18,700
       Loss on sale of assets                                                         300              9,200
       Deferred income taxes                                                            -          1,922,600
       Stock issued for services                                                        -             44,000
    Changes in:
       Accounts receivable                                                       (519,800)             4,800
       Inventories                                                                288,200           (199,700)
       Prepaid expenses                                                          (124,200)           (68,100)
       Deposits and other assets                                                   (5,800)            13,800
       Accounts payable                                                           155,800            (21,000)
       Accrued liabilities                                                        334,200             12,500
       Income taxes payable                                                       (24,400)           170,200
                                                                           ---------------    ----------------
            Net cash from operating activities                                  1,155,900          1,226,200
                                                                           ---------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                            (728,600)          (368,100)
  Proceeds from new distributors                                                  655,200                  -
  Proceeds from sale of fixed assets                                               15,200             23,700
                                                                           ---------------    ----------------
            Net cash from investing activities                                    (58,200)          (344,400)
                                                                           ---------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments (borrowings) on line of credit and note payable                  347,600           (350,900)
  Net repayments (borrowings) on long-term debt                                  (331,000)           (356,400)
  Payments on obligations under capital lease                                    (680,900)          (359,000)
  Disbursements in excess of deposits                                            (134,300)           134,300
  Proceeds from notes payable to related party                                     85,200             93,500
                                                                           ---------------    ----------------
            Net cash from financing activities                                   (713,400)           (838,500)
                                                                           ---------------    ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            23,200             13,700
                                                                           ---------------    ----------------
NET CHANGE IN CASH                                                                407,500             57,000
CASH, beginning of year                                                           146,800             89,800
                                                                           ---------------    ----------------
CASH, end of year                                                           $     554,300      $     146,800
                                                                           ===============    ================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                                $     743,300      $     950,600
    Income taxes                                                            $     305,600      $     147,700
  Non-cash investing and financing activities:
    Seller financed equipment                                               $     173,900      $     117,400
    Accounts payable converted to note payable                              $     752,600      $           -


SEE ACCOMPANYING NOTES.
--------------------------------------------------------------------------------------------------------------
                                                                                                    PAGE F - 5

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1 -      DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

DESCRIPTION OF OPERATIONS - Mendocino Brewing Company, Inc. (the Company), and its subsidiary, Releta Brewing Company, operate two breweries that produce beer and malt beverages for the specialty "craft" segment of the beer market. The breweries are located in Ukiah, California, and Saratoga Springs, New York. The Company also owns and operates a brewpub and gift store located in Hopland, California. The majority of sales for Mendocino Brewing Company are in California. The Company brews several brands, of which Red Tail Ale is the Flagship brand. In addition, the Company performs contract brewing for several other brands.

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

      Building                                              40 years
      Machinery and equipment                           3 - 40 years
      Equipment under capital lease                     3 - 20 years
      Leasehold improvements                            7 - 20 years
      Vehicles                                          2 -  5 years
      Furniture and fixtures                            5 - 10 years


INTANGIBLES - Intangibles consist of receipts, trade names, trademarks, and other intangibles. Amounts are amortized using the straight-line method over 20 years, which is the estimated useful life of the intangibles. Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLES, but are tested for impairment on an annual basis.

CONCENTRATION OF CREDIT RISKS - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. The Company's cash deposits are placed with major financial institutions. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $252,800 in cash and $5,560,600 of accounts receivable located in the United Kingdom.

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

SHIPPING COSTS - Shipping costs are included in marketing expense and totaled $576,500 and $600,200 for the years ended December 31, 2003 and 2002.

REVENUE RECOGNITION - The Company recognizes revenue from the brewing and distribution operations when product is shipped. Revenues from the brewpub and gift store are recognized when services have been completed.

--------------------------------------------------------------------------------
                                                                      PAGE F - 6

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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

Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                                      2003           2002
                                                  ------------   -------------
Net income (loss) - as reported                   $     46,900   $  (1,729,800)
Compensation expense                                         -          99,100
                                                  ------------   -------------
Net income (loss) - pro forma                     $     46,900   $  (1,828,900)
                                                  ============   =============
Income (loss) per share - pro forma               $       0.00   $       (0.16)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      2003           2002
                                                  ------------   -------------
Dividends                                              N/A           None
Expected volatility                                    N/A           107%
Risk free interest rate                                N/A           4.50%
Expected life                                          N/A          5 years


INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share is computed using the weighted average number of common shares outstanding. A diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with convertible notes and stock options, which are exercisable into 1,710,290 and 1,653,474 of common stock at December 31, 2003 and 2002, could potentially dilute earnings per share in future years.

FOREIGN CURRENCY TRANSLATION - The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at December 31, 2003 and 2002, and the statements of operations were translated at the average exchange rates for the years then ended. Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity. Cash at UBIUK was translated at exchange rates in effect at December 31, 2003 and 2002, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

--------------------------------------------------------------------------------
                                                                      PAGE F - 7

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

ADVERTISING - Advertising costs are expensed as incurred, and were $1,196,100 and $972,400 for the years ended December 31, 2003 and 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Long-term debt: Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt approximates cost.

COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) is composed of the Company's net income (loss) and changes in equity from non-stockholder sources. The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

NOTE 2 -  LIQUIDITY AND MANAGEMENT PLANS

       Even though the Company's overall operations have resulted in net profit during the year 2003, continuing losses in its United States operations and the maturing of certain of its debts in April and June of 2004 could have a serious adverse effect on the Company's operations. The Company does not currently have sufficient funds available to repay the loans in question (which are secured by substantially all of the Company's assets) as they become due. The Company has successfully negotiated refinancing arrangements in the past and is currently in discussion with potential new lenders to refinance the maturing debts. In the event that refinancing negotiations are not successful, one of the Company's principal shareholders has committed to provide financial assistance in order to avoid default under the relevant loans when they become due.

NOTE 3 -  INVENTORIES

                                                               2003              2002
                                                          ---------------   ---------------
           Raw materials                                  $       459,600   $       398,300
           Work-in-process                                        190,400           169,200
           Finished goods                                         510,000           881,000
           Merchandise                                             26,100            25,800
                                                          ---------------   ---------------
                                                          $     1,186,100   $     1,474,300
                                                          ===============   ===============

NOTE 4 - PROPERTY AND EQUIPMENT

                                                               2003              2002
                                                          ---------------   ---------------
          Machinery and equipment                         $    10,323,800   $     7,998,700
          Buildings                                             7,202,300         7,202,300
          Equipment under capital lease                           573,300         2,370,200
          Land                                                    810,900           810,900
          Leasehold improvements                                1,432,400         1,383,000
          Vehicles                                                100,300           319,100
          Furniture and fixtures                                  167,800            37,300
          Equipment in progress                                   256,800                 -
                                                          ---------------   ---------------
                                                               20,867,600        20,121,500
          Less accumulated depreciation and amortization        6,992,800         5,962,100
                                                          ---------------   ---------------
                                                          $    13,874,800   $    14,159,400
                                                          ===============   ===============

The Company has property and equipment located in the United Kingdom with a net book value of approximately $1,196,100.

NOTE  5 -     LINE OF CREDIT AND NOTE PAYABLE

The Company has available a $3,500,000 line of credit, with interest at the prime rate plus 2.25%. Approximately $1,484,000 was advanced to the Company in the form of a term loan (see Note 6). The bank's commitment under the line of credit matures April 2004. The agreement is secured by substantially all the assets of the Releta Brewing Company, LLC, accounts receivable, inventory, certain securities pledged by a stockholder, and a second position on the real property of Mendocino Brewing Company. The Company had $1,674,000 and $1,549,000 outstanding as of December 31, 2003 and 2002.

--------------------------------------------------------------------------------
                                                                      PAGE F - 8

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The Company has available a temporary note loan of $576,200 from Savings Bank of Mendocino County to finance end of term buy-out of certain leased equipment. This note is secured against existing collateral with Savings Bank in addition to assets that were originally under capital lease. This loan matures in June 2004. The loan is expected to be refinanced but no agreement has been entered into subsequent to year end.

UBSN Limited has available a (pound)1,250,000 (approximately $2,230,300 at December 31, 2003) line of credit with interest at the bank's base rate plus 1.5%. The bank's commitment under the line of credit is available on an on-going basis until further notice. The agreement is secured by substantially all of the assets of UBSN Limited. The subsidiary had (pound)429,100 and (pound)360,900 ($765,500 and $581,000) outstanding as of December 31, 2003 and 2002. The agreement restricts dividends to approximately (pound)122,500 ($218,500 at December 31, 2003) per year.


NOTE  6 -     LONG-TERM DEBT

                                                                                    2003               2002
                                                                                -------------     --------------
Note to a bank; payable in monthly installments of $24,400, including interest at the Treasury Constant Maturity Index, plus 4.17%(currently
7.24%); maturing December 2012, with a balloon payment; secured by
substantially all of the assets of Mendocino Brewing Company                    $   2,421,300     $    2,534,700

Note to a financial institution; payable in monthly installments of
$24,700, plus interest at the prime rate plus 2.25%; maturing April
2004; secured by substantially all assets of the Releta Brewing
Company, certain securities pledged by a stockholder, accounts receivable, inventory, and a second position on the remaining assets
of Mendocino Brewing Company                                                          464,700            371,000

Payable to Mendocino County in 4 annual installments of $143,600,
plus interest at 18%, beginning April 2005; maturing April 2008                       574,500                  -

Note payable to Sheperd Neame, Ltd., a related party; payable in annual installments of $107,000 plus interest at 5% beginning June
2003; maturing December 2012; unsecured                                               963,500            965,700
                                                                                -------------     --------------
                                                                                    4,424,000          3,871,400
Less current maturities                                                               693,700            581,200
                                                                                -------------     --------------
                                                                                $   3,730,300     $    3,290,200
                                                                                =============     ==============

Maturities of long-term debt for succeeding years are as follows:

                                 Year Ending December 31,
                                 ------------------------
                                             2004                               $     693,700
                                             2005                                     381,900
                                             2006                                     391,500
                                             2007                                     402,100
                                             2008                                     413,600
                                          Thereafter                                2,141,200
                                                                                -------------
                                                                                $   4,424,000
                                                                                =============


--------------------------------------------------------------------------------
                                                                     PAGE F - 9

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE  7 -     CAPITAL LEASE OBLIGATIONS

The Company leases brewing and office equipment under various capital lease agreements with various financial institutions. Future minimum lease payments under these capital lease agreements are as follows:

                    Year Ending December 31,
                    ------------------------
                              2004                           $    176,000
                              2005                                164,800
                              2006                                 53,300
                              2007                                 13,100
                              2008                                  3,400
                                                            -------------
                                                                  410,600
        Less amounts representing interest                         77,500
                                                            -------------
        Present value of minimum lease payments                   333,100
        Less current maturities                                   129,000
                                                            -------------
                                                             $    204,100
                                                            =============

NOTE  8 -     NOTES TO RELATED PARTY

Notes payable to a related party consist of convertible notes to United Breweries of America (UBA), with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The notes are convertible into common stock at $1.50 per share or may be repaid in 60 monthly installments. The notes include $406,100 and $320,900 of accrued interest at December 31, 2003 and 2002. The notes are unsecured and subordinated to bank debt.


NOTE  9 -     PROFIT-SHARING PLAN

The Company has a profit-sharing retirement plan under which it may make employer contributions at the discretion of the Board of Directors, although no such contributions are required. Employer contributions vest over a period of six years. The plan covers substantially all full-time employees meeting certain minimum age and service requirements. There were no contributions made for the years ended December 31, 2003 and 2002.

--------------------------------------------------------------------------------
                                                                     PAGE F - 10

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 -     COMMITMENTS AND CONTINGENCIES

Effective March 28, 2003, the Company terminated a written distribution agreement with the House of Daniels, Inc., dba Golden Gate Distributing Company
(GGD), in accordance with the provisions of the agreement, upon 30 days' written notice to GGD. On April 1, 2003, GGD filed an action in Marin County Superior Court, naming the Company and Mark Anderson (Mr. Anderson is employed by the Company as a sales manager) as defendants. Because Mr. Anderson is an employee of the Company, the Company may have some obligation to indemnify Mr. Anderson for his costs and expenses in connection with these claims. GGD claims that the termination of the agreement was wrongful and sued the Company for breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, negligent and intentional interference with economic relationships.

The Company believes that cause was not required to terminate the agreement, but even if cause was required, the Company believes it had sufficient cause to terminate the agreement. The Company filed a cross-complaint against GGD alleging breach of contract, tortious interference with prospective economic advantage, and unfair business practices. The Company is seeking the appropriate remedies, including compensatory and punitive damages.

During the second quarter of the year 2003, the Company received $655,200 from the two new distributors for the territories of Napa, Solano, Marin, and Sonoma Counties. The Company has treated this receipt as deferred gain pending disposal of the lawsuit.

OPERATING LEASES - The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; land at its Saratoga Springs facility; a building in the United Kingdom; and certain personal property. The land lease includes a renewal option for two additional five-year periods, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index. The land lease also contains an option to purchase. The leases begin expiring in 2004. Management expects to renew leases expiring in the near term at rates that are competitive in the marketplace. Rent expense charged to operations was $210,500 and $221,300 for the years ended December 31, 2003 and 2002.

Future minimum lease payments under these agreements are as follows:

                    Year Ending December 31,
                    ------------------------
                              2004                           $    194,400
                              2005                                167,300
                              2006                                147,400
                              2007                                147,400
                              2008                                 37,200
                                                            -------------
                                                                  693,700
                                                            =============

KEG MANAGEMENT AGREEMENT - In January 1997, the Company entered into a keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee between $5 and $15, depending on territory. The agreement is effective on a month-to-month basis. If terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. The Company expects to continue this relationship and also negotiating a new contract. Rental expense associated with this agreement was $76,200 and $84,400 for the years ended December 31, 2003 and 2002.


NOTE 11 -     RELATED-PARTY TRANSACTIONS

The Company conducts business with United Breweries of America (UBA), which owns approximately 76% of the Company's common stock through common ownership. Additionally, UBSN Limited has significant transactions with Sheperd Neame, Ltd., which is related to a Board member. The Company also has transactions with AUBI, a company affiliated with one of the Board members. The following table reflects balances outstanding and the value of the transactions with these related parties for the years ended December 31, 2003 and 2002.

--------------------------------------------------------------------------------
                                                                     PAGE F - 11

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                          2003              2002
                                                                     --------------   --------------
TRANSACTIONS
------------

Sales to Sheperd Neame, Ltd.                                         $    2,536,000   $    2,110,200
Purchases from Sheperd Neame, Ltd.                                       11,240,000        9,470,700
Expense reimbursements to Sheperd Neame, Ltd.                               743,000          710,600
Interest expense associated to UBA convertible notes
payable (see Note 8)                                                         85,200           93,500
Interest paid to Sheperd Neame, Ltd. (see Note 6)                            46,600           52,300

ACCOUNT BALANCES
----------------

Accounts payable and accrued liabilities to Sheperd Neame, Ltd.           3,510,100        3,004,200
Accounts receivable and prepayments from Sheperd Neame, Ltd.                660,600          224,400
Amounts payable to AUBI                                                      20,000           20,000


NOTE 12 -     MAJOR CUSTOMERS

Sales to the top five customers totaled $7,088,800 and $6,718,100 for the years ended December 31, 2003 and 2002, which represents 25% and 26% of sales for the years ended December 31, 2003 and 2002. Two customers, Alta Marketing and Sheperd Neame, Ltd., generated 13% of sales for the year ended December 31, 2003,and Golden Gate Distributing and Sheperd Neame, Ltd., generated 14% of sales for the year ended December 31, 2002.


NOTE 13 -     STOCKHOLDERS' EQUITY

COMMON STOCK - In 2001, common stock authorized to be issued was increased from 20 million shares to 30 million shares.

In August 2001, 5,500,000 shares were issued to Inversiones Mirabel S.A., for the outstanding stock of United Breweries International (UK) Limited. Since Mendocino Brewing and United Breweries International (UK) were under common control, the business combination was recorded as if it were a pooling of business interest, and the assets and liabilities were recorded at historical cost (see Note 17). As part of this transaction, the Company agreed to issue shares of common stock as payment for various acquisition costs totaling $69,200. These shares were issued in 2002. Dissenting stockholders were given the option to have the Company repurchase their stock at $.81 per share. 22,270 shares were acquired at a cost of $18,100.

Independent outside members of the Board of Directors are compensated for attending Board of Directors and committee meetings. Compensation is with common stock. Expenses related to this compensation totaled $45,000 and $47,000 for the years ended December 31, 2003 and 2002. Stock has not yet been issued for the 2003 and 2002 expense as the Company is reviewing the policy.

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

--------------------------------------------------------------------------------
                                                                     PAGE F - 12

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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

The exercise price of incentive options must be no less than the fair-market value of such stock at the date the option is granted, while the exercise price of non-statutory options will be no less than 85% of the fair-market value per share on the date of grant. With respect to options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock, the exercise price will be no less than 110% of the fair-market value of such share at the grant date. During 2002, 240,385 non-statutory stock options with a five-year term were issued to the independent members of the Board of Directors at the market price on the date of grant. All options are exercisable at the date of grant. There were no options issued during 2003. Outstanding options expire through January 2007, with 88,888 options expiring in 2004; 100,000 options expiring in 2005; and 240,385 options expiring in 2007.

The following table summarizes the number of options granted and exercisable and the weighted average exercise prices.

                                               SHARES UNDER    WEIGHTED-AVERAGE
                                                  OPTION        EXERCISE PRICE
                                              ---------------- ----------------
Balance at December 31, 2001                          188,888   $         1.19
Options granted                                       240,385   $         0.52
                                              ----------------
Balance at December 31, 2002                          429,273   $         0.82
                                              ----------------
Balance at December 31, 2003                          429,273   $         0.82
                                              ================

NOTE 15 -     INCOME TAXES

The continuing losses in the U.S. operations has resulted in the Company determining that the deferred tax assets associated with net operating loss carryforwards and investment tax credits may expire prior to utilization. The Company recorded a valuation allowance of $3,117,000 for deferred tax assets that may expire prior to utilization. The Company also has $57,900 of California Manufacturers' Investment Tax Credits that can be carried forward to reduce future taxes. These credits begin expiring in 2008.


                                                                     2003             2002
                                                               ---------------- ----------------
Provision for income taxes
  Federal                                                        $           -    $          -
  United Kingdom                                                       263,400         298,400
  States                                                                16,300           8,900
  Benefit of state investment tax credit carryforwards                 (15,000)         (6,800)
                                                               ---------------- ----------------
                                                                       264,700         300,500
  Change in deferred income taxes                                            -       1,922,600
                                                               ---------------- ----------------
                                                                 $     264,700    $  2,223,100
                                                               ================ ================

--------------------------------------------------------------------------------
                                                                     PAGE F - 13

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:


                                                                                  2003            2002
                                                                             -------------    -------------
Income tax expense at 34%                                                    $     105,800    $     167,700
State taxes                                                                         12,900           20,300
Undistributed earnings                                                             209,500          359,400
United Kingdom tax                                                                 (71,200)         (61,000)
Intercompany foreign dividends                                                      76,200                -
Recognition of future tax revenues or expenses                                      75,800          (39,000)
Valuation allowance                                                               (144,300)       1,775,700
                                                                             -------------    -------------
                                                                             $     264,700    $   2,223,100
                                                                             =============    =============

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                                                  2003            2002
                                                                             -------------    -------------

Allowance for doubtful accounts                                              $       8,000    $      19,100
Inventories                                                                          6,300            8,000
Accruals                                                                            73,000           56,500
Depreciation and amortization                                                     (317,500)        (253,800)
Benefit of net operating loss carryforward                                       3,758,900        3,614,400
Undistributed earnings of United Breweries Interanational (UK), Ltd.              (800,300)        (582,100)
Investment in United Breweries International (UK) Ltd.                             328,400          328,300
Other                                                                               60,400           71,200
                                                                             -------------    -------------
                                                                                 3,117,200        3,261,600
Less valuation allowance                                                        (3,117,200)      (3,261,600)
                                                                             -------------    -------------
                                                                             $           -    $           -
                                                                             =============    =============

Valuation allowance - beginning of year                                      $   3,261,600    $   1,486,000
Valuation allowance - end of year                                                3,117,300        3,261,600
                                                                             -------------    -------------
Change in valuation allowance                                                $    (144,300)   $   1,775,600
                                                                             =============    =============

Net operating losses available for carryforward will expire as follows:

                              DATE OF EXPIRATION           FEDERAL         CALIFORNIA           NEW YORK
                              ------------------        -------------    ---------------     --------------
                                     2005               $           -    $     2,417,200     $            -
                                     2010                           -            250,900                  -
                                     2011                           -            153,700                  -
                                     2012                   1,802,300            144,900            277,400
                                     2018                   2,758,800                  -            424,700
                                     2019                   2,153,100                  -            320,300
                                     2020                     965,600                  -            134,200
                                     2021                   1,041,100                  -            160,200
                                     2022                     615,800                  -             94,400
                                     2023                     551,700                  -             85,000
                                                        -------------    ---------------     --------------
                                                        $   9,888,400    $     2,966,700     $    1,496,200
                                                        =============    ===============     ==============

--------------------------------------------------------------------------------
                                                                     PAGE F - 14

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


NOTE 16 -     SEGMENT INFORMATION

The Company's business presently consists of three segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 43% and 46% of the Company's gross sales during 2003 and 2002. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe. This segment accounted for approximately 55% and 52% of the Company's gross sales during 2003 and 2002. The third segment consists of brewing beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 2% of the Company's gross sales during 2003 and 2002. A summary of each segment is as follows:


                                                                  YEAR ENDED DECEMBER 31, 2003
                                      ---------------------------------------------------------------------------------
                                          BREWING         TAVERN &       DISTRIBUTOR       CORPORATE
                                        Operations     TASTING ROOM       OPERATIONS        AND OTHER        TOTAL
                                      --------------  ---------------  ----------------  --------------  --------------
Sales                                 $  11,590,100    $   425,300       $  16,848,800    $         -     $ 28,864,200
Operating income                            (19,400)       (31,400)          1,028,300              -          977,500
Identifiable assets                      13,695,200        102,400           6,676,900      1,336,700       21,811,200
Depreciation and amortization               736,500          6,000             358,800         26,100        1,127,400
Capital expenditures                        268,600              -             459,200              -          727,800

                                                                  YEAR ENDED DECEMBER 31, 2002
                                      ---------------------------------------------------------------------------------
                                          BREWING         TAVERN &       DISTRIBUTOR       CORPORATE
                                        Operations     TASTING ROOM       OPERATIONS        AND OTHER        TOTAL
                                      --------------  ---------------  ----------------  --------------  --------------
Sales                                 $  11,158,100    $   511,400       $  14,415,600    $         -     $  26,085,100
Operating income                            221,400         22,800             984,500              -         1,228,700
Identifiable assets                      14,500,800         99,600           5,973,100      1,716,100        22,289,600
Depreciation and amortization               758,900          5,700             246,500         37,900         1,049,000
Capital expenditures                        133,900              -             350,900          2,700           487,500





--------------------------------------------------------------------------------
                                                                     PAGE F - 15