Form 10-Q
period 2004-03-31
MENDOCINO BREWING CO INC
filed 2004-05-17
CIK 919134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended MARCH 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from ______________ to ______________


                         Commission file number 1-13636


                         Mendocino Brewing Company, Inc.
             (Exact name of Registrant as Specified in its Charter)


              California                                    68-0318293
    (State or Other Jurisdiction of                       (IRS Employer
    Incorporation or Organization)                     Identification No.)


                       1601 Airport Road, Ukiah, CA 95482
                    (Address of principal executive offices)


                                 (707) 463-6610
              (Registrant's Telephone Number, Including Area Code)


                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [X ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of March 31, 2004 is 11,266,874.


                                                 PART I

ITEM 1.  FINANCIAL STATEMENTS.

                             MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)

                                                 ASSETS

                                                                       MARCH 31,           DECEMBER 31,
                                                                          2004                 2003
  CURRENT ASSETS
     Cash                                                            $    703,100         $    554,300
     Accounts receivable, allowance for doubtful                        6,674,400            7,017,700
         accounts of $38,200 and $37,800
     Inventories                                                        1,104,300            1,186,100
     Prepaid expenses                                                     428,600              555,500
                                                                     ------------         ------------
                           Total Current Assets:                        8,910,400            9,313,600
                                                                     ------------         ------------

PROPERTY AND EQUIPMENT                                                 13,762,900           13,874,800
                                                                     ------------         ------------
OTHER ASSETS
     Deposits and other assets                                            198,100              188,600
     Intangibles net of amortization                                       93,300               94,700
                                                                     ------------         ------------
                           Total Other Assets:                            291,400              283,300
                                                                     ------------         ------------
                           Total Assets:                             $ 22,964,700         $ 23,471,700
                                                                     ============         ============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                     2,415,700            1,974,800
     Note payable                                                         576,200              576,200
     Accounts payable                                                   5,172,500            5,340,100
     Accrued liabilities                                                1,048,500            1,275,100
     Deferred gain                                                        683,600              655,200
     Income taxes payable                                                 341,300              465,100
     Current maturities of obligation under long-term debt                610,500              693,700
     Current maturities of obligation under capital lease                 141,000              129,000
                                                                     ------------         ------------
                           Total Current Liabilities:                  10,989,300           11,109,200
NOTES TO RELATED PARTY                                                  1,942,100            1,921,500
Long term debt, less current maturities                                 3,670,700            3,730,300
OBLIGATIONS UNDER CAPITAL LEASE, less current maturities                  168,300              204,100
                                                                     ------------         ------------
        Total Liabilities:                                             16,770,400           16,965,100
                                                                     ------------         ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, Series A, no par value, with aggregate
        liquidation preference of $227,600; 10,000,000 shares
        authorized, 227,600 shares issued and outstanding                 227,600              227,600
     Common stock, no par value:  30,000,000 shares
        authorized, 11,266,874 shares issued and outstanding           14,648,600           14,648,600
     Accumulated comprehensive income                                     140,100               78,000
     Accumulated deficit                                               (8,822,000)          (8,447,600)
                                                                     ------------         ------------
         Total Stockholders' Equity                                     6,194,300            6,506,600
                                                                     ------------         ------------
         Total Liabilities and Stockholders' Equity:
                                                                     $ 22,964,700         $ 23,471,700
                                                                     ============         ============


               The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 -------------------------------
                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                     2004              2003
                                                     ----              ----
Sales                                            $  6,946,000      $  6,009,900
Less excise taxes                                     142,800           139,800
                                                 ------------      ------------
Net Sales                                           6,803,200         5,870,100
Cost of goods sold                                  4,634,800         3,994,600
                                                 ------------      ------------
Gross Profit                                        2,168,400         1,875,500
                                                 ------------      ------------
Marketing                                           1,328,300         1,149,900
General and administrative                            984,100           783,300
                                                 ------------      ------------
                                                    2,312,400         1,933,200
                                                 ------------      ------------
Loss from operations                                 (144,000)          (57,700)
                                                 ------------      ------------
Other income (expense)
Miscellaneous income                                    4,000             4,900
Loss on sale of asset                                  (1,600)            ---
Interest expense                                     (212,000)         (205,400)
                                                 ------------      ------------
                                                     (209,600)         (200,500)
                                                 ------------      ------------
Loss before income taxes                             (353,600)         (258,200)
PROVISION FOR INCOME TAXES                             20,800            31,200
                                                 ------------      ------------
Net Loss                                             (374,400)         (289,400)
                                                 ------------      ------------
Foreign currency translation adjustment                62,100           (11,500)
                                                 ------------      ------------
COMPREHENSIVE LOSS                               $   (312,300)     $   (300,900)
                                                 ============      ============
NET Loss per share                               $      (0.03)     $      (0.03)
                                                 ============      ============
Weighted average common shares outstanding         11,266,874        11,266,874
                                                 ============      ============


   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 -------------------------------
                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                         2004           2003
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                          $(374,400)     $(289,400)
       Adjustments to reconcile net loss
       to net cash from operating
       activities:
         Depreciation and amortization                   302,700        286,500
       Allowance for doubtful accounts                    38,200         20,000
       Loss on sale of assets                              1,600             --
       Changes in:
         Accounts receivable                             485,600        (26,900)
         Inventories                                      81,800         84,000
        Prepaid expenses                                 136,400        221,100
         Deposits and other assets                       (16,200)         9,400
           Accounts payable                             (276,600)      (708,900)
         Accrued liabilities                            (357,100)       133,600
     Income taxes payable                                     --        (54,200)
                                                       ---------      ---------
             Net cash from  operating                     22,000       (324,800)
                                                       ---------      ---------
           activities:
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and              (156,300)      (118,300)
         leasehold improvements
     Proceeds from sale of fixed assets                    3,300             --
                                                       ---------      ---------
                Net cash from investing activities:     (153,000)      (118,300)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowing on line of credit                     416,700        203,500
     Net (repayment)/borrowing on long-term debt        (172,900)       252,500
     Borrowings on related party debt                     20,600         21,500
     Payments on obligation under long term lease        (23,800)       (18,600)
     Disbursements in excess of deposits                      --        (47,700)
                                                       ---------      ---------
         Net cash from  financing activities:            240,600        411,200
                                                       ---------      ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   39,200         (7,000)
                                                       ---------      ---------
NET CHANGE  IN CASH                                      148,800        (38,900)
                                                       ---------      ---------
CASH, beginning of period                                554,300        146,800
                                                       ---------      ---------
CASH, end of period                                    $ 703,100      $ 107,900
                                                       =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                          $ 191,400      $ 183,900
     Non-cash investing activity
     Seller Financed equipment                         $  15,400      $  28,500


   The accompanying notes are an integral part of these financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Company's line of credit from CIT Group and its temporary loan from Savings Bank of Mendocino (both of which are more fully described below under "Other Loans and Credit Facilities") are scheduled to fall due on June 30 and June 23, 2004, respectively. A failure to replace, renegotiate, or extend either of these agreements would have a significant adverse impact on the Company's liquidity and operations. Although Management has been able to do so in the past, there can be no assurance that the Company will have access to the same or equivalent sources of funds in the future, either on a comparable basis or on any other terms acceptable to the Company.

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

NOTE 2 - LINE OF CREDIT

The CIT Group/Credit Finance, Inc. has provided the Company a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at a current interest rate equal to the prime rate of Chase Manhattan Bank of New York plus 4.25% payable monthly, originally scheduled to mature on September 23, 2002. The line of credit is secured by all accounts receivable, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which was repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700.

On January 17, 2003, CIT group amended the facility and extended the term of the facility to expire on November 30, 2003. This amendment increased the maximum credit available to $3,500,000 and provided a term loan of $750,000 consisting of the original balance of $346,300 and a new term loan of $403,700 repayable in 30 equal consecutive monthly installments of $24,700, commencing February 1, 2003, with a final payment of $8,000. CIT group amended and extended the facility on December 1, 2003, January 30, 2004, and February 27, 2004 in order to allow the Company time to refinance. On May 3, 2004 CIT Group extended the term of the facility to expire on June 30, 2004 and increased the term loan repayment to $9,000 per week. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of March 31, 2004, the total amount outstanding on the line of credit was approximately $1,668,000.

Nedbank Limited, a South African registered company, has provided a credit facility of GBP 1,250,000 to UBSN Ltd. ("UBSN"), a wholly-owned subsidiary of United Breweries International (UK) Ltd. ("UBI"), which is in turn wholly-owned by the Company. This facility includes a revolving short-term loan, overdraft protection, and foreign exchange services. It is available until terminated by Nedbank, and is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of March 31, 2004 was approximately $1,124,400.

NOTE 3 - LONG TERM DEBT, NOTE PAYABLE, AND NOTES TO RELATED PARTIES

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

On December 31, 2003, SMBC extended a temporary loan in the principal amount of $576,200 to the Company in order to finance buy-out of equipment leased through Finova Capital Corporation. This loan, which is due for repayment on June 23, 2004, is secured by the existing assets of the Company and the assets released by Finova on lease termination. The rate of interest on the loan is 7%.

The Company owes the County of Mendocino $574,500, which represents overdue taxes for the period from April of 1999 to June of 2003. Under the payment plan executed with the County, this amount is payable in four annual installments on or before April 10 of each year, commencing in the year 2005, along with accrued interest calculated at 18% per year. Failure to timely pay any installment or any current property taxes may result in the County selling the Company's Ukiah property to satisfy this outstanding debt.

UBSN has engaged Shepherd Neame Limited ("Shepherd Neame"), a related party, to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for the extension of the brewing contract, Shepherd Neame advanced a loan of GBP 600,000 to UBSN, repayable in ten annual installments of GBP 60,000, commencing in June 2003. At the time of the filing this report, GBP 600,000 was approximately equal to $1,104,000, therefore, each payment of 60,000 GBP would be approximately equal to $110,400. The loan carries an interest rate of 5% per year.

The Company has issued unsecured convertible notes in favor of UBA in the amount of approximately $1,515,400 as of September 30, 2003. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and each note originally matured 18 months from the date of the particular advance. The notes were extended to mature on August 14, 2004. The notes are convertible, at UBA's option, into common stock at $1.50 per share. Interest accrued on the notes as of March 31, 2004, is approximately $426,700. Because these notes are subordinated to the CIT line of credit and SBMC note, the Company does not expect to make payments on the notes within the next year. The Company expects the maturity dates to be extended again and has shown the amount as long-term debt.

NOTE 4 -- RELATED PARTY TRANSACTIONS

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

Additional information about these transactions may be found in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

The following table reflects the value of the transactions for the quarters ended March 31, 2004 and 2003 and the balances outstanding at March 31, 2004 and 2003.

------------------------------------------------- -------------- --------------
                                                             March 31,
                                                       2004           2003
------------------------------------------------- -------------- --------------
Sales to Shepherd Neame                                $522,500       $428,900
------------------------------------------------- -------------- --------------
Purchases from Shepherd Neame                         2,989,700      2,329,300
------------------------------------------------- -------------- --------------
Expenses reimbursement to Shepherd Neame                243,100        206,700
------------------------------------------------- -------------- --------------
Interest expenses associated with
UBA convertible notes payable                            20,600         21,500
------------------------------------------------- -------------- --------------
Accounts payable to Shepherd Neame                    3,228,200      2,280,700
------------------------------------------------- -------------- --------------
Account receivable from Shepherd Neame                  516,400        201,400
------------------------------------------------- -------------- --------------

NOTE 5 - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

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


                                                                           Three months ended
                                                                           ------------------

                                                                     3/31/2004            3/31/2003
                                                                ---------------------------------------
     Net  (loss)                                                      $(374,400)            $(289,400)
                                                                =======================================
Weighted average common shares outstanding
                                                                     11,266,874            11,266,874
                                                                =======================================
Basic net  (loss) per share                                      $        (0.03)       $        (0.03)
                                                                =======================================

Diluted net loss per share
         Net loss                                                $     (374,400)       $     (289,400)
     Interest expense on convertible notes payable
                                                                              -                     -
                                                                ---------------------------------------
     Income for the purpose of computing diluted net
     income per share                                            $     (374,400)       $     (289,400)
                                                                =======================================
     Weighted average common shares outstanding                      11,266,874            11,266,874
         Dilutive stock options                                               -                     -
     Assumed conversion of convertible notes payable                          -                     -
                                                                ---------------------------------------
     Weighted average common shares outstanding for                  11,266,874            11,266,874
     the purpose of computing diluted net loss per
     share
                                                                =======================================
Diluted net loss per share                                       $        (0.03)       $        (0.03)
                                                                =======================================

NOTE 6 - INVENTORY

                                      March 31, 2004        December 31, 2003
                                    -------------------------------------------
         Raw Materials                 $   351,200              $  459,600
         Beer-in-process                   199,600                 190,400
         Finished Goods                    536,100                 510,000
         Merchandise                        17,400                  26,100
                                            ------                  ------
                  TOTAL                $ 1,104,300              $1,186,100
                                       ===========              ==========

NOTE 7 - STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the three months ended March 31, 2004.


                               SERIES A                                        OTHER
                           PREFERRED STOCK           COMMON STOCK          COMPREHENSIVE
                     ----------------------------------------------------      INCOME/      ACCUMULATED     TOTAL
                        SHARES       AMOUNT       SHARES       AMOUNT          (LOSS)         DEFICIT       EQUITY
                     ------------ ------------ ------------ ------------   -------------   ------------  ------------
Balance
   December 31, 2003     227,600   $  227,600   11,266,874  $ 14,648,600     $  78,000     $(8,447,600)  $ 6,506,600
   Net Loss                                                                                   (374,400)     (374,400)
   Currency
   Translation
   Adjustment                                                                   62,100                        62,100
                     ------------ ------------ ------------ ------------   -------------   ------------  ------------
Balance,
   March 31, 2004        227,600   $  227,600   11,266,874  $ 14,648,600     $ 140,100     $(8,822,000)  $ 6,194,300
                     ============ ============ ============ ============   =============   ============  ============

NOTE 8 - STOCK BASED COMPENSATION

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

-------------------------------------------------------------------------------
                                                        Three months ended
                                                             March 31,
-------------------------------------------------------------------------------
                                                       2004            2003
------------------------------------------------- -------------- --------------
Net Loss reported                                     $(374,400)     $(289,400)
------------------------------------------------- -------------- --------------
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   methods for all awards, net of tax related
   effects                                                   --             --
------------------------------------------------- -------------- --------------
Pro forma Net Income (Loss)                           $(374,400)     $(289,400)
------------------------------------------------- -------------- --------------
Earning Per Share
------------------------------------------------- -------------- --------------
       Basic and diluted (as reported)                $   (0.03)     $   (0.03)
------------------------------------------------- -------------- --------------
       Basic and diluted (pro forma)                  $   (0.03)     $   (0.03)
------------------------------------------------- -------------- --------------

NOTE 9.  SEGMENT INFORMATION

The Company's business segments are brewing operations, distributing operations in the United Kingdom, and retail sales at the Hopland Brewery and the tasting room at Saratoga Springs. A summary of each segment is as follows:

                                                  Three months ended March 31, 2004

                         Domestic            European         Retail         Corporate &
                        Operations          Territory       Operations         Others             Total
Net Sales               $ 2,298,600        $ 4,466,700      $   37,900       $         -       $ 6,803,200

Operating
Profit/(Loss)              (199,500)            63,200          (7,700)                -          (144,000)

Identifiable
Assets                   13,444,000          7,250,700          93,700         2,176,300        22,964,700

Depreciation
&  amortization             185,600            108,500           1,300             7,300           302,700

Capital
Expenditures                 15,400            140,900              -                              156,300

                                                  Three months ended March 31, 2003

                         Domestic            European         Retail         Corporate &
                        Operations          Territory       Operations         Others             Total

Net Sales               $ 2,247,400        $ 3,532,300      $   90,400       $         -       $ 5,870,100

Operating
Profit/(Loss)              (168,900)           128,800         (17,600)                -           (57,700)

Identifiable
Assets                   14,214,000          5,554,900         110,500         1,789,000        21,668,400

Depreciation &
amortization                187,500             86,700           1,300            11,000           286,500

Capital
Expenditures                 28,500             89,800               -                             118,300

NOTE 10 - LEGAL DISPUTES

Effective March 28, 2003, the Company terminated a written distribution agreement with the House of Daniels, Inc., dba Golden Gate Distributing Company
(GGD), in accordance with the provisions of the agreement, upon 30 days' written notice to GGD. On April 1, 2003, GGD filed an action in Marin County Superior Court, naming the Company and Mark Anderson (Mr. Anderson is employed by the Company as a sales manager) as defendants. Because Mr. Anderson is an employee of the Company, the Company may have some obligation to indemnify him for his costs and expenses in connection with these claims. GGD claims that the termination of the agreement was wrongful and sued the Company for breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, and intentional interference with economic relationships.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2004, compared to the three months ended March 31, 2003 and the year ended December 31, 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

     In this Report, the term "the Company" and its variants is generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

     FORWARD LOOKING STATEMENTS

     Various portions of this Quarterly Report, including but not limited to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for the Company's products; changes in demand for malt beverage products in different Company markets; changes in distributor relationships or performance, changes in customer preference for the Company's malt beverage products; regulatory or legislative changes; the impact of competition, changes in raw materials prices; availability of financing for operations, changes in interest rates; changes in the company's European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in the Company's Securities and Exchange Commission (the "Commission") filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and in general domestic and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

     o    The Company follows Accounting Principles Board Opinion No. 25 (APB
          25), "Accounting for Stock Issued to Employees," in accounting for its employee stock options using the fair value based method.

     o The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company's evaluation is based on an estimate of the future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Long-lived asset are written down to their estimated net fair value calculated using a discounted future cash flow analysis in the event of an impairment. If circumstances related to the Company's long-lived assets change, the Company's valuation of the long-lived assets could materially change.

     o The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. This evaluation is based on an assessment of the Company's ability to generate future U.S. taxable income. Results of operations in recent years are considered in the assessment. The Company records a valuation allowance for the portion of its deferred tax assets that do not meet the recognition criteria of SFAS No. 109, "Accounting for Income Taxes." If circumstances related the Company's ability to generate future U.S. taxable income change, the Company's evaluation of its deferred tax assets could materially change.

     o The Company believes that it will prevail in the litigation involving Golden Gate Distributing (see "PART II, Item 1 - Legal Proceedings," below) and has not accrued any amount in connection with this litigation.

     These accounting policies are applied consistently for all years presented. The Company's operating results would be affected if other alternatives were used. Information about the impact on operating results is included in the footnotes to the Company's consolidated financial statements.

     SEGMENT INFORMATION

     Prior to 2001, the Company's business operations were exclusively located in the United States, where it was divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of United Breweries International(UK) , Ltd. ("UBI") in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 64% of the Company's gross sales during the first quarter of 2004 (as compared to 59% for the same period during 2003), with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 36%. With expanded wholesale distribution of beer and closure of restaurant at Hopland, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

     SEASONALITY

     Sales of the Company's products are somewhat seasonal. Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both the US market and the Company's European Territory. In the US, sales volumes have been stronger during the second and third quarters and slower again during the fourth quarter, while in the Company's European Territory the fourth quarter has generated the highest sales volume. The volume of sales in any given area may also be affected by local weather conditions. Because of the seasonality of the Company's business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

SUMMARY OF FINANCIAL RESULTS

     The Company ended the first quarter of 2004 with a net loss of $355,400, as compared to a net loss of $289,400 for the same period in 2003. As set forth more fully under "Results of Operations," below, during the first quarter the Company experienced an increase in gross sales of $936,100, or 15.6% during the period, but this increase was offset by higher costs of goods sold (which increased by $640,200, or 16.0%), marketing costs (which increased by $178,400, or 15.5%), general and administrative costs (which increased by $200,800, or 25.6%), and higher interest expenses (which increased by $6,600, or 3.2%), all of which contributed to the net loss for the period.

RESULTS OF OPERATIONS

The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.

                                                    ----------------------------
                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2004              2003
     STATEMENTS OF OPERATIONS DATA:                     %                 %
                                                        -                 -

Sales                                                 102.10            102.38
Less Excise taxes                                       2.10              2.38
                                                     -------           -------
NET SALES                                             100.00            100.00
Costs of Sales                                         68.13             68.05
                                                     -------           -------
GROSS PROFIT                                           31.87             31.95
                                                     -------           -------
Marketing                                              19.52             19.59
General and Administrative  Expense                    14.47             13.34
PROFIT / (LOSS) FROM OPERATIONS                        (2.12)            (0.98)
Other (Income) / Expense                               (0.04)            (0.08)
Interest Expense                                        3.12              3.50
                                                     -------           -------
Loss before income taxes                               (5.20)            (4.40)
Provision for income taxes                              0.31              0.53
                                                     -------           -------
NET LOSS                                               (5.51%)           (4.93%)
                                                     =======           =======
Other Comprehensive Loss                                0.91             (0.20)
                                                     =======           =======
COMPREHENSIVE LOSS                                     (4.60%)           (5.13%)
                                                     =======           =======

                                                    ----------------------------
                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       2004             2003
     BALANCE SHEET DATA:                                $                $
                                                        -                -
     Cash and Cash Equivalents                         703,100          107,900
     Working Capital                                (2,078,900)      (2,888,900)
     Property and Equipment                         13,762,900       13,977,400
     Deposits and Other Assets                         291,400          279,100
     Total Assets                                   22,964,700       21,668,400
     Long-term Debt (less current maturities)        3,670,700        3,195,600
     Capital Lease (less current maturities)           168,300          268,700
     Total Liabilities                              16,770,400       15,622,900
     Accumulated Deficit                            (8,822,000)      (8,783,900)
     Stockholder's equity                            6,194,300        6,045,500

     NET SALES

     Overall net sales for the first quarter of 2004 were $6,803,200, an increase of $933,100, or 15.9%, compared to $5,870,100 for the first quarter of 2003. The increase was mainly due to increased sales of European operations and exchange rate fluctuations.

     DOMESTIC OPERATIONS: Domestic net sales for first quarter of 2004 were $2,336,500 compared to $2,337,800 for the same period in 2003, a reduction of 0.06%. The decrease in sales compared to previous year was due to decrease of $52,500 in retail sales during the first quarter of the year 2004 compared to corresponding period in the year 2003 because of the closure of the restaurant at Hopland in October 2003. The sales volume increased to 12,772 barrels in the first quarter of 2004 from 12,593 barrels in the first quarter 2003, representing an increase of 179 barrels, or 1.42%. Of the increase, sales of Company's brands decreased by 155 barrels; Kingfisher volume increased by 239 barrels and contract brands sales increased by 95 barrels.

     EUROPEAN TERRITORY: Net sales for the first quarter of 2004 were $4,466,700 (GBP 2,428,100) compared to $3,532,300 (GBP 2,204,100) during the corresponding period of 2003, an increase of 26.45%. During the first quarter of 2004, UBSN sold 14,389 barrels compared to 12,980 barrels during the first quarter of 2003. Exchange rate fluctuations when measured in United States dollars increased growth percentage as compared to last year and hence when the net sales results are compared in Pounds Sterling, there is an increase of 10.16%.

     COST OF GOODS SOLD

     Cost of goods sold as a percentage of net sales during the first quarter of 2004 was 68.13%, as compared to 68.05% during the corresponding period of 2003 mainly due to increased cost in the United Kingdom.

     DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during the first quarter of 2004 was 71.13%, as compared to 71.68%, during the corresponding period of 2003, representing a decrease of 0.77% mainly due to a decrease in retail operation costs because of closure of the restaurant at Hopland.

     EUROPEAN TERRITORY: Cost of goods sold as a percentage of net sales in the United Kingdom during the first quarter of 2004 was 66.93%, as compared to 66.07% during corresponding period in 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing increase of 1.3% mainly due increase in purchase price of the products from Shepherd Neame.

     GROSS PROFIT

     As a result of the higher net sales described above, gross profit for the first quarter 2004 increased to $2,168,400, from $1,875,500 during the corresponding period of 2003, representing an increase of 15.62%. As a percentage of net sales, the gross profit during the first quarter of 2004 decreased to 31.87% from that of 31.95% for the first quarter of 2003.

     OPERATING EXPENSES

     Operating expenses for the first quarter of the year 2004 were $2,312,400, an increase of $379,200, or 19.62%, as compared to $1,933,200 for the corresponding period of the year 2003. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

     MARKETING AND DISTRIBUTION EXPENSES:

     The Company's marketing and distribution expenses consist of salesmen's salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and Company's tavern and tasting room expenses. Such expenses for the first quarter of 2004 were $1,328,300, as compared to $1,149,900 for the first quarter of 2003, representing an increase of 15.51%.

     DOMESTIC OPERATIONS: Expenses for the first quarter of 2004 were $400,300 compared to $400,900 during the corresponding period of 2003, representing a decrease of $600. As a percentage of net sales in the United States, the expenses decreased to 17.13% during the first quarter of 2004, compared to 17.15% during the corresponding period of 2003. There were increases in salary and travel costs during the first quarter of the year 2004 compared to the corresponding period of 2003 due to increased man power at both coasts which was offset by reduction in tavern and tasting room expenses due to closure of the restaurant at Hopland.

     EUROPEAN TERRITORY: Expenses for the first quarter of 2004 were $928,000 compared to $749,000 during the corresponding period of 2003, representing an increase of $179,000. As a percentage of net sales in the United Kingdom, the expenses decreased to 20.78% during the first quarter of 2004 compared to 21.2% during the corresponding period of 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase is mainly on account of increase in manpower and travel costs due to additional man power, increase in sales promotional expenses and higher commission and discount on increased sales.

     GENERAL AND ADMINISTRATIVE EXPENSES:

     The Company's general and administrative expenses were $984,100 for the first quarter of the year 2004, representing an increase of $200,800, or 25.64%, over $783,300 for the corresponding period in 2003. These expenses were equal to 14.47% of net sales for the first quarter of the year 2004, as compared to 13.34% for corresponding period in 2003.

     DOMESTIC OPERATIONS: Domestic general and administrative expenses were $498,300 for the first quarter of the year 2004, representing an increase of $35,700, or 7.72%, over $462,600 for the first quarter of the year 2003. The increase was primarily due to increased legal expenses caused by legal dispute with a distributor.

     EUROPEAN TERRITORY: General and administrative expenses related to the European Territory were $485,800 for the first quarter of the year 2004, representing an increase of $165,100, or 51.48%, as compared to $320,700 for the first quarter of the year 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). These increases were mainly due higher salary costs, higher exchange rate differences within the European territory and increased depreciation expenses.

     OTHER EXPENSES

     Other expenses for the first quarter of 2004 totaled $209,600, representing an increase of $9,100 when compared to the first quarter of 2003 mainly due to increase in interest expenses as a result of increased borrowings under the lines of credit.

     INCOME TAXES

     The Company has a provision for income taxes of $20,800 for the first quarter of 2004, compared to $31,200 for the first quarter of 2003. The provision for taxes related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

     NET LOSS

     The Company's net loss for the first quarter of 2004 was $374,400, as compared to a loss of $289,400 for the first quarter of 2003. After providing for a positive foreign currency translation adjustment of $62,100 during the first quarter of 2004 (as compared top a negative adjustment of $11,500 for the same period in 2003), the comprehensive loss for the first quarter of 2004 was $312,300, compared to a loss of $300,900 for the same period in 2003.

     CAPITAL DEMANDS

     The Company's Ukiah and Releta facilities are both operating at significantly less than full capacity (as they have been for some time), placing continuing demands upon the Company's assets and liquidity. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations.

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

PROCEEDS FROM OPERATIONS INSUFFICIENT TO SUSTAIN OPERATIONS

     The Company must make timely payment of its debt and lease commitments to continue its operations. Beginning at about the time when the Ukiah brewery commenced operations (the second quarter of 1997), proceeds from operations have not been able to provide sufficient working capital for day to day operations. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities (see "Liquidity and Capital Resources," below). Although Management has had success in negotiating these credit facilities in the past, there can be no assurance that the Company will be able to do so in the future, either at any price or at a price the Company will be able to sustain, or that the Company will have access to any alternative sources of funds in the future. Failure to secure sufficient funds will have a materially adverse effect on the Company.

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

     In particular, MBC's line of credit from CIT Group and its temporary loan from Savings Bank of Mendocino (both of which are more fully described below under "Other Loans and Credit Facilities") are scheduled to fall due on June 23 and June 30, 2004, respectively. A failure to replace, renegotiate, or extend either of these agreements would have a significant adverse impact on the Company's liquidity and operations. Although Management has been able to do so in the past, there can be no assurance that the Company will have access to the same or equivalent sources of funds in the future, either on a comparable basis or on any other terms acceptable to the Company.

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

     As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen (18) month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of March 31, 2004 was $1,515,400, and the accrued but unpaid interest thereon was equal to approximately $426,700.

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

     The outstanding principal amount of the Notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of March 31, 2004, the outstanding principal and interest on the notes was convertible into 1,294,718 shares of the Company's Common Stock. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which provides a written confirmation that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

     LONG TERM DEBT: MBC has obtained a $2.7 million loan from Savings Bank of Mendocino County ("SBMC"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan is payable in partially amortizing monthly installments of $24,400 including interest at the rate of 7.24%, maturing December 2012 with a balloon payment in the amount of $932,600. The interest rate is adjusted on every five year anniversary of the agreement to the Treasury Constant Maturity Rate plus 4.17%. The amount of the balloon payment will vary depending on the change in interest rates over the years. In addition to the Ukiah land and facility, this loan is secured by some of the other assets of the Company (other than the Releta facility), including, without limitation, most of the Company's equipment.

OTHER LOANS AND CREDIT FACILITIES.

     CIT GROUP/CREDIT FINANCE LINE OF CREDIT: The CIT Group/Credit Finance, Inc. has provided the Company a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at a current interest rate equal to the prime rate of Chase Manhattan Bank of New York plus 4.25 %, payable monthly, originally scheduled to mature on September 23, 2002. The line of credit is secured by all accounts, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from Finova Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which was repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700.

     On January 17, 2003, the term of this facility was extended to November 30, 2003. At the same time, the maximum credit available was increased to $3,500,000, and the Company was provided a term loan of $750,000 consisting of the original balance of $346,300 and a new term loan of $403,700 repayable in 30 equal consecutive monthly installments of $24,700, commencing February 1, 2003, with a final payment of $8,000. CIT group amended and extended the facility on December 1, 2003, January 30, 2004, and February 27, 2004 in order to allow the Company time to refinance. On May 3, 2004 CIT Group further extended the term of the facility to expire on June 30, 2004 and increased the term loan repayment to $9,000 per week. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of March 31, 2004, the total amount outstanding on the line of credit was approximately $1,668,000. Management believes that it will be successful in refinancing this agreement, but failure to do so would have a significant impact on the Company's liquidity and operations.

     SAVINGS BANK OF MENDOCINO TEMPORARY LOAN: On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended a temporary loan in the principal amount of $576,200 to the Company in order to finance buy-out of equipment leased through Finova Capital Corporation. This loan, which is due for repayment on June 23, 2004, is secured by the existing assets of the Company and the assets released by Finova on lease termination. The rate of interest on the loan is 7%. Management believes that it will be successful in refinancing this agreement, but failure to do so would have a significant impact on the Company's liquidity and operations.

     NEDBANK LIMITED OPTION FACILITY: Nedbank Limited, a South African registered company ("Nedbank"), has provided UBSN with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility, which may be terminated by Nedbank at any time (with or without default) on thirty days' notice, is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of March 31, 2004 was approximately $1,124,400. The Company believes that Nedbank will continue to extend this facility, although there can be no guarantee that it will not call the outstanding balance at any time. A number of factors, including for instance adverse changes in the Company's financial condition, changes in Nedbank's lending policies unrelated to the Company, or adverse economic developments generally, could cause Nedbank to decline to do so. If Nedbank were to exercise its option to call the amount outstanding under this facility, the Company will have to find an alternative lender or source of funds to repay the balance owing to Nedbank. There can be no guarantee that the Company will be able to do so within the time frame provided under its agreements with Nedbank.

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

     WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 7.58% for the first quarter of the year 2004 and 7.36% (including the long term capital lease of equipment by Finova Capital Corporation Inc.) for the corresponding period in 2003. For loans primarily associated with Company's European territory, the weighted average rate paid was 5.5% for the first quarter of the year 2004 and 5.25% for the corresponding period in 2003.

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

     OVERDUE PROPERTY TAXES: As of March 31, 2004, the delinquent property taxes due on the Company's Ukiah property, including penalties and interest, totaled $643,400, representing the balance due for overdue taxes for the period from April 1999 to June 2003. Pursuant to an agreement with Mendocino County, the balance of the overdue taxes will be paid in four annual installments, due on or before April 10, 2005, 2006, 2007, and 2008, each representing 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. Because of the large amount of taxes owed, and the County's ability to sell the Ukiah property to satisfy a delinquency, failure to settle these tax dues (including payments due under the payment plan) could have a serious adverse effect on the Company's business and financial condition.

     RESTRICTED NET ASSETS. The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $2,348,100 as of March 31, 2004. Under UBI's line of credit agreement, distributions and other payments to the Company from its subsidiary are limited to approximately $200,000 per year.

     CURRENT RATIO

     The Company's ratio of current assets to current liabilities on March 31, 2004 was 0.81 to 1.0 and its ratio of total assets to total liabilities was 1.37 to 1.0. On March 31, 2003, the Company's ratio of current assets to current liabilities was 0.61 to 1.0 and its ratio of total assets to total liabilities was 1.39 to 1.0.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2004, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has some interest-related market risk due to floating interest rate debt totaling $4,307,800 as of March 31, 2004.

     INTEREST RATE RISK

     The Company had total debt as of March 31, 2004 of $8,788,600, of which $4,307,800 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 4.25%). Its long-term debt (including current portion) as of March 31, 2004 totaled $5,796,600, of which $3,904,600 had fixed rates of interest and the balance of $1,892,000 were subject to variable rates. Short term debts amounted to $2,992,000, of which $576,200 were at fixed rates of interest and the remaining $2,415,800 were subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $43,100 in interest expense on the Company's variable rate loans.

     FOREIGN CURRENCY RATE FLUCTUATIONS

     The Company's earnings and cash flows at its subsidiaries UBI and UBSN are subject to fluctuations due to changes in foreign currency rates. The Company believes that changes in the foreign currency exchange rate would not have a material adverse effect on its results of operations as the majority of its foreign transactions are delineated in UBI's functional currency, the British Pound.


ITEM 4.  CONTROLS AND PROCEDURES

     The Company's Chairman of the Board, President, and Chief Financial Officer have evaluated the effectiveness of the design, maintenance, and operation of the Company's disclosure controls and procedures in effect during the period of time covered by this report. Based on this evaluation, they believe that the Company's disclosure controls and procedures were then effective in providing reasonable assurance that relevant information is timely identified and communicated, alerting them to material information required to be disclosed in the Company's periodic reports filed with or submitted to the SEC. Management is not aware of any material changes in the Company's internal or other controls over financial reporting identified in connection with that evaluation that have significantly affected, or are likely to affect, the Company's internal controls over financial reporting.

     Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the Company's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in such controls and procedures, including the fact that human judgment in decision making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Effective March 28, 2003, the Company terminated a written distribution agreement with the House of Daniels, Inc., dba Golden Gate Distributing Company ("GGDC"). On April 1, 2003, GGDC filed an action in Marin County Superior Court, naming the Company and Mr. Mark Anderson (who is employed by the Company as a sales manager) as defendants, and seeking actual and punitive damages in an amount not stated in the complaint. GGDC's action asserts claims for breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, and intentional interference with economic relationships, all arising out of the allegedly wrongful termination of the GGDC distribution agreement.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

          31.1  Certification of Chief Executive Officer pursuant to Rule
                13a-14(a)

          31.2  Certification of Chief Financial Officer pursuant to Rule
                13a-14(a)

          32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  CURRENT REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MENDOCINO BREWING COMPANY, INC.


Dated:  May 17, 2004                 By:  /s/ Dr. Vijay Mallya
                                          --------------------------------------
                                          Dr. Vijay Mallya
                                          Chairman of the Board and
                                          Chief Executive Officer




Dated:  May 17, 2004                 By:  /s/ N. Mahadevan
                                          --------------------------------------
                                          N. Mahadevan
                                          Chief Financial Officer and Secretary