Form 10-Q
period 2004-06-30
MENDOCINO BREWING CO INC
filed 2004-08-16
CIK 919134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| Quarterly report pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended  June 30, 2004
                                              -------------

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from               to
                                            ---------------  ---------------

                         Commission file number 1-13636


                         Mendocino Brewing Company, Inc.
             (Exact name of Registrant as Specified in its Charter)


              California                                    68-0318293
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

Yes [ ] No [X ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of July 31, 2004 is 11,266,874.


                                                   PART I

ITEM 1.   FINANCIAL STATEMENTS.

                                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                   ASSETS

                                                                          JUNE 30,          DECEMBER 31,
                                                                           2004                2003
CURRENT ASSETS
     Cash                                                               $   583,400         $   554,300
     Accounts receivable, net of allowance for                            7,076,900           7,017,700
         doubtful accounts of $49,000 and $37,800
     Inventories                                                          1,169,600           1,186,100
     Prepaid expenses                                                       412,500             555,500
                                                                        -----------         -----------
               Total Current Assets:                                      9,242,400           9,313,600
                                                                        -----------         -----------

PROPERTY AND EQUIPMENT                                                   13,632,400          13,874,800
                                                                        -----------         -----------
OTHER ASSETS
     Deposits and other assets                                              193,300             188,600
     Intangibles net of amortization                                         90,900              94,700
                                                                        -----------         -----------
               Total Other Assets:                                          284,200             283,300
                                                                        -----------         -----------
               Total Assets:                                            $23,159,000         $23,471,700
                                                                        ===========         ===========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                       2,791,700           1,974,800
     Note payable                                                           576,200             576,200
     Accounts payable                                                     5,378,700           5,340,100
     Accrued liabilities                                                    823,000           1,275,100
     Deferred gain                                                          683,600             655,200
     Income taxes payable                                                   283,700             465,100
     Current maturities of obligation under long-term                       649,300             693,700
         debt
     Current maturities of obligation under capital
         lease                                                              146,700             129,000
                                                                        -----------         -----------
               Total Current Liabilities:                                11,332,900          11,109,200
NOTES TO RELATED PARTY                                                    1,963,100           1,921,500
Long term debt, less current maturities                                   3,409,200           3,730,300
OBLIGATIONS UNDER CAPITAL LEASE, less current
     maturities                                                             129,500             204,100
                                                                        -----------         -----------
               Total Liabilities:                                        16,834,700          16,965,100
                                                                        -----------         -----------

                                                     1

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, Series A, no par value, with
        aggregate liquidation preference of
        $227,600;  10,000,000 shares authorized,
        227,600 shares issued and outstanding                                                   227,600
     Common stock, no par value:  30,000,000 shares                        227,600
        authorized, 11,266,874 shares issued and                                             14,648,600
        outstanding                                                      14,648,600
     Accumulated comprehensive income                                                            78,000
                                                                            103,700
     Accumulated deficit                                                 (8,655,600)         (8,447,600)
                                                                        -----------         -----------
         Total Stockholders' Equity                                       6,324,300           6,506,600
                                                                        -----------         -----------
         Total Liabilities and Stockholders' Equity:                    $23,159,000         $23,471,700
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

                                                     2

                                  MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          June 30                          June 30
                                                   2004            2003             2004              2003
                                                   ----            ----             ----              ----
SALES                                          $ 8,374,600      $ 7,285,400      $15,320,600       $13,295,300

EXCISE TAXES                                       187,500          172,500          330,300           312,300
                                               -----------      -----------      -----------       -----------
NET SALES                                        8,187,100        7,112,900       14,990,300        12,983,000
COST OF GOODS SOLD                               5,372,500        4,816,900       10,007,300         8,811,500
                                               -----------      -----------      -----------       -----------
GROSS PROFIT                                     2,814,600        2,296,000        4,983,000         4,171,500
                                               -----------      -----------      -----------       -----------
OPERATING EXPENSES
       Marketing                                 1,478,400        1,130,400        2,806,700         2,280,300
     General and administrative                    922,400          726,200        1,906,500         1,509,500
                                               -----------      -----------      -----------       -----------
                                                 2,400,800        1,856,600        4,713,200         3,789,800
                                               -----------      -----------      -----------       -----------
INCOME  FROM OPERATIONS                            413,800          439,400          269,800           381,700
                                               -----------      -----------      -----------       -----------
OTHER INCOME (EXPENSE)
     Other income                                    5,100            5,700            9,100            10,600
     Profit on sale of equipment                    15,600              ---           14,000               ---
     Interest expense                             (210,700)        (202,400)        (422,700)         (407,800)
                                               -----------      -----------      -----------       -----------
                                                  (190,000)        (196,700)        (399,600)         (397,200)
                                               -----------      -----------      -----------       -----------
INCOME (LOSS) before income taxes                  223,800          242,700         (129,800)          (15,500)
PROVISION FOR  INCOME TAXES                         57,400           80,800           78,200           112,000
                                               -----------      -----------      -----------       -----------
Net INCOME (Loss)                              $   166,400      $   161,900      $  (208,000)      $  (127,500)
                                               -----------      -----------      -----------       -----------
OTHER COMPREHENSIVE INCOME /
(LOSS),  net of tax
                                                   (36,400)          29,900           25,700            18,400
                                               -----------      -----------      -----------       -----------
Foreign Currency Translation Adjustment
COMPREHENSIVE Income (LOSS)
                                               $   130,000      $   191,800      $  (182,300)      $  (109,100)
                                               ===========      ===========      ===========       ===========

NET INCOME (LOSS) PER COMMON SHARE                 $  0.01          $  0.01          $( 0.02)          $ (0.01)
                                                   =======          =======          =======           =======

DILUTED NET INCOME (LOSS)
PER COMMON SHARE                                   $  0.01          $  0.01          $ (0.02)          $ (0.01)
                                                   =======          =======          =======           =======


                    The accompanying notes are an integral part of these financial statements.

                                                        3


                                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                  Six Months Ended June 30
                                                                                  2004                2003
                                                                                  ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                  $ (208,000)         $ (127,500)
       Adjustments to reconcile net loss to net cash from
       operating activities:
         Depreciation and amortization                                            536,400             561,200
       Allowance for doubtful accounts                                             49,000                 ---
       Profit on sale of assets                                                   (14,000)              1,900
       Changes in:
         Accounts receivable                                                       16,900             280,600
         Inventories                                                               16,500             117,700
         Prepaid expenses                                                         148,100            (212,300)
         Deposits and other assets                                                (38,700)             55,700
                Accounts payable                                                  (16,600)         (1,149,900)
         Accrued liabilities                                                     (437,300)            232,500
         Income taxes payable                                                    (189,900)                ---
                                                                               ----------          ----------

            Net cash from  operating activities:                                 (137,500)           (240,100)
                                                                               ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold improvements                (280,100)           (239,000)
     Proceeds from new distributors                                                   ---             655,200
     Proceeds from sale of fixed assets                                            23,200              10,900
                                                                               ----------          ----------
             Net cash from investing activities:                                 (256,900)            427,100
                                                                               ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowing on line of credit                                              807,500             289,300
     Borrowing on long-term debt                                                      ---             403,700
     Principal repayment on long-term debt                                       (381,500)           (302,000)
     Borrowings on related party debt                                              41,600              43,300
     Payments on obligation under long term lease                                 (56,900)           (130,000)
     Disbursements in excess of deposits                                             ----            (134,300)
                                                                               ----------          ----------
            Net cash from  financing activities:                                  410,700             170,000
                                                                               ----------          ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            12,800               7,600
                                                                               ----------          ----------
NET CHANGE  IN CASH                                                                29,100             364,600
                                                                               ----------          ----------
CASH, beginning of period                                                         554,300             146,800
                                                                               ----------          ----------
CASH, end of period                                                            $  583,400          $  511,400
                                                                               ==========          ==========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                                  $  319,300          $  364,500
     Income taxes                                                              $  100,300          $  257,700
     Non-cash investing activity
     Seller Financed equipment                                                 $   26,500          $   28,500


                The accompanying notes are an integral part of these financial statements.

                                                      4

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

As used herein, the term "the Company" and its variants is generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Company's line of credit from CIT Group and its temporary loan from Savings Bank of Mendocino (both of which are more fully described below under "Other Loans and Credit Facilities") are scheduled to fall due on August 31 and September 18, 2004, respectively. A failure to replace, renegotiate, or extend either of these agreements would have a significant adverse impact on the Company's liquidity and operations. Although management has been able to do so in the past, there can be no assurance that the Company will have access to the same or equivalent sources of funds in the future, either on a comparable basis or on any other terms acceptable to the Company.

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

The Company has a stock-based employee compensation plan that allows the Company to grant options to purchase up to 1,000,000 shares of the Company's common stock. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company did not grant any options in 2003 or 2004.

NOTE 2 - LINE OF CREDIT

The CIT Group/Credit Finance, Inc. has provided the Company a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at a current interest rate equal to the prime rate of Chase Manhattan Bank of New York plus 4.25 % payable monthly, originally scheduled to mature on September 23, 2002. The line of credit is secured by all accounts receivable, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company leased from FINOVA Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to the Company as an initial term loan, which was repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700.

On January 17, 2003, CIT group amended the facility and extended the term of the facility to expire on November 30, 2003. This amendment increased the maximum credit available to $3,500,000 and provided a term loan of $750,000 consisting of the original balance of $346,300 and a new term loan of $403,700 repayable in 30 equal consecutive monthly installments of $24,700, commencing February 1, 2003, with a final payment of $8,000. CIT group amended and extended the facility on December 1, 2003, January 30, 2004, February 27, 2004 and May 3, 2004 in order to allow the Company time to refinance. On July 1, 2004 CIT Group extended the term of the facility to expire on August 31, 2004 and increased the term loan repayment to $10,000 per week. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of June 30, 2004, the total amount outstanding on the line of credit was approximately $1,759,300.

Nedbank Limited, a South African registered company, has provided a credit facility of GBP 1,250,000 to UBSN Ltd. ("UBSN"), a wholly-owned subsidiary of United Breweries International (UK) Ltd. ("UBI"), which is in turn wholly-owned by the Company. This facility includes a revolving short-term loan, overdraft protection, and foreign exchange services. It is available until terminated by Nedbank, and is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of June 30, 2004 was approximately $1,303,000.

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

On December 31, 2003, SBMC extended a temporary loan in the principal amount of $576,200 to the Company in order to finance a buy-out of equipment leased through Finova Capital Corporation. This loan, which is due for repayment on September 18, 2004, is secured by the existing assets of the Company and the assets released by Finova on lease termination. The current rate of interest on the loan is 7.25%.

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

UBSN has engaged Shepherd Neame Limited ("Shepherd Neame"), a related party, to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for the extension of the brewing contract, Shepherd Neame advanced a loan of GBP 600,000 to UBSN, repayable in ten annual installments of GBP 60,000, commencing in June 2003. At the time of the filing this report, GBP 600,000 was approximately equal to $1,087,600, therefore, each payment of 60,000 GBP would be approximately equal to $108,800. The loan carries an interest rate of 5% per year.

The Company has issued unsecured convertible notes in favor of UBA in the amount of approximately $1,515,400 as of September 30, 2003. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and each note originally matured 18 months from the date of the particular advance. The notes have since been extended to mature on August 31, 2005. The notes are convertible, at UBA's option, into common stock at $1.50 per share. Interest accrued on the notes as of June 30, 2004, is approximately $447,700. Because these notes are subordinated to the CIT line of credit and SBMC note, the Company does not expect to make payments on the notes within the next year. The Company expects the maturity dates to be extended again and has shown the amount as long-term debt.

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

The following table reflects the value of the transactions for the six months ended June 30, 2004 and 2003 and the balances outstanding at June 30, 2004 and 2003.

------------------------------------------------------ -------------- --------------
                                                            2004           2003
------------------------------------------------------ -------------- --------------
Sales to Shepherd Neame                                   $1,230,600     $1,186,700
------------------------------------------------------ -------------- --------------
Purchases from Shepherd Neame                              6,374,400      5,101,700
------------------------------------------------------ -------------- --------------
Expense reimbursement to Shepherd Neame                      593,200        462,700
------------------------------------------------------ -------------- --------------
Interest expenses associated with UBA convertible             41,600         43,300
notes payable
------------------------------------------------------ -------------- --------------
Accounts payable to Shepherd Neame                         3,177,200      2,427,400
------------------------------------------------------ -------------- --------------
Account receivable from Shepherd Neame                       633,900        544,900
------------------------------------------------------ -------------- --------------

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

                                                          Three Months Ended                  Six Months Ended
                                                          ------------------                  ----------------
                                                      6/30/2004        6/30/2003        6/30/2004         6/30/2003
                                                  -----------------------------------------------------------------------
     Net income (loss)                              $     166,400    $     161,900    $     (208,000)   $     (127,500)
                                                  =======================================================================
     Weighted average common shares outstanding
                                                       11,266,874       11,266,874        11,266,874        11,266,874
                                                  =======================================================================
Basic net income (loss) per share                   $        0.01    $        0.01    $        (0.02)   $        (0.01)
                                                  =======================================================================

Diluted net income (loss) per share
     Net income (loss)                              $     166,400    $     161,900    $     (208,000)   $     (127,500)
     Interest expense on convertible notes
     payable                                               21,000           21,800                --                 _
                                                  -----------------------------------------------------------------------
     Income for the purpose of computing
     diluted net income per share                   $     187,400    $     183,700    $     (208,000)   $     (127,500)
                                                  =======================================================================
     Weighted average common shares outstanding
                                                       11,266,874       11,266,874        11,266,874        11,266,874
     Dilutive stock options                                    --               --                --                 -
     Assumed conversion of convertible notes
     payable                                                   --               --                --                 -
                                                  -----------------------------------------------------------------------
     Weighted average common shares outstanding
     for the purpose of computing diluted net
     income (loss) per share                           11,266,874       11,266,874        11,266,874        11,266,874
                                                  =======================================================================

Diluted net income (loss) per share                 $        0.01    $        0.01    $        (0.02)   $        (0.01)

NOTE 6 - INVENTORY

                                           June 30, 2004      December 31, 2003
     Raw Materials                          $   464,400           $  459,600
     Beer-in-process                            192,600              190,400
     Finished Goods                             493,800              510,000
     Merchandise                                 18,800               26,100
                                            -----------           ----------
              TOTAL                         $ 1,169,600           $1,186,100
                                            ===========           ==========

NOTE 7 - STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the six months ended June 30, 2004.

                               SERIES A
                           PREFERRED STOCK           COMMON STOCK            OTHER
                       ---------------------  --------------------------  COMPREHENSIVE   ACCUMULATED       TOTAL
                         SHARES     AMOUNT       SHARES        AMOUNT     INCOME/(LOSS)     DEFICIT        EQUITY
                       ----------  ---------  ------------  ------------  --------------  ------------  -------------
             Balance,
    December 31, 2003    227,600   $ 227,600   11,266,874   $ 14,648,600     $  78,000   $ (8,447,600)  $ 6,506,600

             Net Loss                                                                        (208,000)     (208,000)

 Currency Translation
           Adjustment                                                           25,700                       25,700

             Balance,
       June  30, 2004    227,600   $ 227,600   11,266,874   $ 14,648,600     $ 103,700   $ (8,655,600)  $ 6,324,300
                       ==========  =========  ============  ============  ==============  ============  =============

NOTE 8. SEGMENT INFORMATION

The Company's business segments are its domestic operations (brewing and sales in the United States), European territory (distribution operations in the United Kingdom), and retail operations (retail sales at the Hopland Brewery in Ukiah, California and the tasting room at Saratoga Springs, New York). A summary of each segment is as follows:


                                                Six months ended June 30, 2004

                             Domestic        European       Retail      Corporate &        Total
                            Operations      Territory     Operations      Others
Sales                      $ 5,740,800     $ 9,488,800     $ 91,000     $         -     $ 15,320,600

Operating
Profit/(Loss)                   15,600         258,700       (4,500)              --         269,800

Identifiable Assets         13,394,000       7,105,000       95,100        2,564,900      23,159,000

Depreciation &
amortization                   302,000         216,600        2,500           15,300         536,400

Capital Expenditures            26,500         253,600            -                -         280,100

                                                Six months ended June 30, 2003

                             Domestic        European       Retail      Corporate &        Total
                            Operations      Territory     Operations      Others
Sales                      $ 5,423,100     $ 7,655,400     $ 216,800    $         -     $ 13,295,300

Operating Profit/(Loss)         16,900         396,400       (31,600)             -          381,700

Identifiable Assets         14,002,700       4,855,200       105,700      2,942,000       21,905,600

Depreciation &                 375,400         177,300         2,600          5,900          561,200
amortization

Capital
Expenditures                    28,500         210,500             -              -          239,000

NOTE 9 - LEGAL DISPUTES

Effective March 28, 2003, the Company terminated a written distribution agreement with the House of Daniels, Inc., dba Golden Gate Distributing Company
(GGD), in accordance with the provisions of the agreement, upon 30 days' written notice to GGD. On April 1, 2003, GGD filed an action in Marin County Superior Court, naming the Company and Mark Anderson (Mr. Anderson is employed by the Company as a sales manager) as defendants. Because Mr. Anderson is an employee of the Company, the Company may have some obligation to indemnify Mr. Anderson for his costs and expenses in connection with these claims. GGD subsequently sued four other non-company defendants GGD claims that the termination of the agreement was wrongful and sued the Company and/or Mr. Anderson for breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, intentional interference with prospective economic advantage, conversion, and constructive trust, and seeks compensatory and punitive damages.

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

During the second quarter of the year 2003, the Company received $655,200 from the two new replacement distributors for the territories of Napa, Solano, Marin, and Sonoma Counties. The Company has treated this receipt as deferred gain pending disposal of the lawsuit.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the six months ended June 30, 2004, compared to the six months ended June 30, 2003 and the year ended December 31, 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

        In this Report, the term "the Company" and its variants is generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

        FORWARD LOOKING STATEMENTS

        Various portions of this Quarterly Report, including but not limited to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs, and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for the Company's products; changes in demand for malt beverage products in different Company markets; changes in distributor relationships or performance, changes in customer preference for the Company's malt beverage products; regulatory or legislative changes; the impact of competition, changes in raw materials prices; availability of financing for operations, changes in interest rates; changes in the company's European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in the Company's Securities and Exchange Commission ("SEC") filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and in general domestic and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

        o We accrue contingent losses when management determines it is probable that a liability has been incurred or that an asset has been impaired and the amount of the loss can be reasonably determined.

        These accounting policies are applied consistently for all years presented. The Company's operating results would be affected if other alternatives were used. Information about the impact on operating results is included in the footnotes to the Company's consolidated financial statements.

        SEGMENT INFORMATION

        Prior to 2001, the Company's business operations were exclusively located in the United States, where they were divided into two segments: manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales; and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of United Breweries International (UK), Ltd. ("UBI") in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 62% of the Company's gross sales during the first six months of the year 2004 (as compared to 58% for the same period during 2003), with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales accounting for the remaining 38%. With expanded wholesale distribution of beer and closure of the restaurant in Hopland, management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

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

SUMMARY OF FINANCIAL RESULTS

        The Company ended the first six months of 2004 with a net loss of $208,000, as compared to a net loss of $127,500 for the same period in 2003. As set forth more fully under "Results of Operations," below, during the six months of the year 2004 the Company experienced an increase in gross sales of $2,025,300, or 15.2% during the period, but this increase was offset by higher costs of goods sold (which increased by $1,195,800, or 13.6%), marketing costs (which increased by $526,400, or 23.1%), and general and administrative costs (which increased by $397,000, or 26.3%), all of which contributed to the net loss for the period.

RESULTS OF OPERATIONS

The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.

                                                    SIX MONTHS ENDED JUNE 30
                                                   2004                 2003
   STATEMENTS OF OPERATIONS DATA:                    %                    %
                                                     -                    -
   Sales                                           102.20              102.41
   Less Excise taxes                                 2.20                2.41
                                                  -------             -------
   NET SALES                                       100.00              100.00
   Costs of Sales                                   66.76               67.87
                                                  -------             -------
   GROSS PROFIT                                     33.24               32.13
                                                  -------             -------
   Marketing                                        18.72               17.56
   General and Administrative  Expense              12.72               11.63
   PROFIT / (LOSS) FROM OPERATIONS                   1.80                2.94
   Other (Income) / Expense                         (0.15)              (0.08)
   Interest Expense                                  2.82                3.14
                                                  -------             -------
   Loss before income taxes                         (0.87)              (0.12)
   Provision for income taxes                        0.52                0.86

   NET LOSS                                        (1.39%)             (0.98%)
                                                  =======             =======
   Other Comprehensive Income                        0.17                0.14
                                                  =======             =======
   COMPREHENSIVE LOSS                              (1.22%)              (0.84%)
                                                  =======             =======

                                                    SIX MONTHS ENDED JUNE 30
                                                   2004                 2003
   BALANCE SHEET DATA:                               $                    $
                                                     -                    -
   Cash and Cash Equivalents                      583,400             511,400
   Working Capital                             (2,090,500)         (4,652,800)
   Property and Equipment                      13,632,400          13,860,500
   Deposits and Other Assets                      284,200             380,300
   Total Assets                                23,159,000          22,212,000
   Long-term Debt (less current maturities)     3,409,200           3,153,400
   Capital Lease (less current maturities)        129,500             197,300
   Total Liabilities                           16,834,700          15,974,700
   Accumulated Deficit                         (8,655,600)         (8,622,000)
   Stockholder's equity                         6,324,300           6,237,300


                  THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 2003

        NET SALES

        Overall net sales for the second quarter of 2004 were $8,187,100, an increase of $1,074,200, or 15.1%, compared to $7,112,900 for the second quarter of 2003. The increase was mainly due to increased sales, increased selling prices for the United Kingdom customers, and exchange rate fluctuations. UBSN launched Kingfisher natural spring water in the Indian restaurant trade in February 2004, which also contributed to increased sales during the second quarter of the year 2004.

        DOMESTIC OPERATIONS: Net sales for the second quarter of 2004 were $3,165,000 compared to $2,989,800 for the same period in 2003, a net increase of $175,200, or 5.86%. This increase was caused by an increase in wholesale beer shipments of $248,000, which was partially offset by a $73,300 decrease in retail sales because of the closure of the Hopland restaurant. The sales volume increased to 16,883 barrels in the second quarter of 2004 from 15,730 barrels in the second quarter of 2003, representing an increase of 1,153 barrels, or 7.33%. Of the increase, sales of the Company's domestic brands increased by 869 barrels; sales of Kingfisher brands increased by 294 barrels, and sales of contract brands decreased by 10 barrels.

        EUROPEAN TERRITORY: Net sales for the second quarter of 2004 were $5,022,100 (GBP 2,777,800) compared to $4,123,100 (GBP 2,548,200) during the corresponding period of 2003, an increase of $899,000, or 21.80%. During the second quarter of 2004, UBSN sold 16,743 barrels, compared to 15,936 barrels during the second quarter of 2003, representing an increase of 807 barrels, or 5.1%. Exchange rate fluctuations increased the financial effect of the Company's growth in sales in its European Territory. When measured from period to period exclusively in Pounds Sterling (which is the basic currency of account for the European Territory), the Company's net sales in its European Territory increased by only 9.01%.

        COST OF GOODS SOLD

        Cost of goods sold as a percentage of net sales during the second quarter of 2004 was 65.62%, as compared to 67.72% during the corresponding period of 2003 mainly due to reduced costs in the United States.

        DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during the second quarter of 2004 was 63.55%, as compared to 68.54%, during the corresponding period of 2003, representing a decrease of 4.99% due mainly to a decrease in depreciation and retail operation costs because of the closure of the restaurant in Hopland.

        EUROPEAN TERRITORY: Cost of goods sold as a percentage of net sales in the United Kingdom during the second quarter of 2004 was 67.4%, as compared to 67.61% during corresponding period in 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing a marginal decrease of 0.21%.

        GROSS PROFIT

        As a result of the higher net sales described above, gross profit for the second quarter of 2004 increased to $2,814,600, from $2,296,000 during the corresponding period of 2003, representing an increase of 22.59%. As a percentage of net sales, the gross profit during the second quarter of 2004 increased to 34.38% from that of 32.28% for the second quarter of 2003.

        OPERATING EXPENSES

        Operating expenses for the second quarter of the year 2004 were $2,400,800, an increase of $544,200, or 29.31%, as compared to $1,856,600 for the corresponding period of the year 2003. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

        MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and Company's tavern and tasting room expenses. Such expenses for the second quarter of 2004 were $1,478,400, as compared to $1,130,400 for the second quarter of 2003, representing an increase of 30.79%. Increases in the Company's marketing expenses were driven by heavier competition, particularly in the Company's European Territory, and the Company believes that trend is likely to continue for the next few quarters at least.

        DOMESTIC OPERATIONS: Expenses for the second quarter of 2004 were $410,800 compared to $401,600 during the corresponding period of 2003, representing an increase of $9,200. As a percentage of net sales in the United States, the expenses decreased to 12.98% during the second quarter of 2004, compared to 13.43% during the corresponding period of 2003. There were increases in salary and travel costs during the second quarter of the year 2004 compared to the corresponding period of 2003 due to increased staffing levels, which increases were partially offset by reductions in tavern and tasting room expenses due to closure of the Company's Hopland restaurant.

        EUROPEAN TERRITORY: Expenses for the second quarter of 2004 were $1,067,600 compared to $728,800 during the corresponding period of 2003, representing an increase of $338,800. As a percentage of net sales in the United Kingdom, the expenses increased to 21.26% during the second quarter of 2004 compared to 17.68% during the corresponding period of 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase resulted mainly from higher staffing levels and associated travel costs, increased advertising and promotional expenses, and higher dispensing equipment maintenance expenses.

        GENERAL AND ADMINISTRATIVE EXPENSES: The Company's general and administrative expenses were $922,400 for the second quarter of the year 2004, representing an increase of $196,200, or 27.02%, over $726,200 for the corresponding period in 2003. These expenses were equal to 11.27% of net sales for the second quarter of the year 2004, as compared to 10.21% for corresponding period in 2003.

        DOMESTIC OPERATIONS. Domestic general and administrative expenses were $548,100 for the second quarter of the year 2004, representing an increase of $160,900, or 41.56%, over $387,200 for the second quarter of the year 2003. The increase was primarily due to increased legal expenses caused by a legal dispute with a distributor (discussed in Part II, Item 1 of this Quarterly Report) and higher loan and lease fees on loan extensions and refinancing efforts.

        EUROPEAN TERRITORY. General and administrative expenses related to the European Territory were $374,300 for the second quarter of the year 2004, representing an increase of $35,300, or 10.41%, as compared to $339,000 for the second quarter of the year 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). These increases were mainly due to higher salary costs, start-up costs associated with the distribution and sale of Kingfisher natural spring water, and increased depreciation expenses.

        OTHER EXPENSES

        Other expenses for the second quarter of 2004 totaled $190,000, representing a decrease of $6,700, or 3.4%, when compared to the second quarter of 2003. The decrease was mainly due to higher in profits on sale of assets, partly offset by an increase in interest expenses as a result of increased borrowings under the lines of credit.

        INCOME TAXES

        The Company has a provision for income taxes of $57,400 for the second quarter of 2004, compared to $80,800 for the second quarter of 2003. The provision for taxes related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

        NET PROFIT

        The Company's net profit for the second quarter of 2004 was $166,400, as compared to profit of $161,900 for the second quarter of 2003. After providing for a negative foreign currency translation adjustment of $36,400 during the second quarter of 2004 (as compared to a positive adjustment of $29,900 for the same period in 2003), the comprehensive profit for the second quarter of 2004 was $130,000, compared to a profit of $191,800 for the same period in 2003.

                   SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2003

        NET SALES

        Overall net sales for the first six months of the year 2004 were $14,990,300, an increase of $2,007,300, or 15.46%, compared to $12,983,000 for the same period in 2003. The increase was mainly due to increased sales, increased selling prices for the United Kingdom customers and exchange rate fluctuations. UBSN launched Kingfisher natural spring water in the Indian restaurant trade in February 2004, which also contributed to increased sales during the first six months of 2004.

        DOMESTIC OPERATIONS: Domestic net sales for first six months of the year 2004 were $5,501,500 compared to $5,327,600 for the same period in 2003, a net increase of $173,900, or 3.26%. This increase was caused by increased wholesale shipments of $229,700, which were partially offset by a $125,800 decrease in retail sales because of the closure of the Hopland restaurant. The sales volume increased to 29,655 barrels during the first six months of the year 2004 from 28,323 barrels in the first six months of the year 2003, representing an increase of 1,332 barrels, or 4.7%. Of the increase, sales of the Company's brands increased by 714 barrels; sales of Kingfisher increased by 533 barrels, and sales of contract brands increased by 85 barrels.

        EUROPEAN TERRITORY: Net sales for the first six months of the year 2004 were $9,488,800 (GBP 5,205,900) compared to $7,655,400 (GBP 4,752,300) during the corresponding period of 2003, an increase of 23.95%. During the first six months of the year 2004, UBSN sold 31,886 barrels compared to 29,561 barrels during the first six months of the year 2003, an increase of 2,325 barrels, or 7.8%. Exchange rate fluctuations when measured in United States dollars increased growth percentage as compared to last year and hence when the net sales results are compared in Pounds Sterling, there is an increase of 9.54%.

        COST OF GOODS SOLD

        Cost of goods sold as a percentage of net sales during the first six months of the year 2004 was 66.76%, as compared to 67.87% during the corresponding period of 2003 mainly due to decreased cost in the United States.

        DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during first six months of the year 2004 was 66.77%, as compared to 69.92%, during the corresponding period of 2003, representing a decrease of 3.15% mainly due to a decrease in depreciation and retail operation costs because of closure of the Hopland restaurant.

        EUROPEAN TERRITORY: Cost of goods sold as a percentage of net sales in the United Kingdom during the first six months of the year 2004 was 67.18%, as compared to 66.9% during the corresponding period in 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing a marginal decrease of 0.28%.

        GROSS PROFIT

        As a result of the higher net sales described above, gross profit for the first six months of the year 2004 increased to $4,983,000, from $4,171,500 during the corresponding period of 2003, representing an increase of 19.45%. As a percentage of net sales, the gross profit during the first six months of 2004 increased to 33.24% from that of 32.13% during the corresponding period in 2003.

        OPERATING EXPENSES

        Operating expenses for the first six months of the year 2004 were $4,713,200, an increase of $923,400, or 24.37%, as compared to $3,789,800 for the corresponding period of the year 2003. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

        MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and Company's tavern and tasting room expenses. Such expenses for the first six months of the year 2004 were $2,806,700, as compared to $2,280,300 for the same period in 2003, representing an increase of 23.08%. Increases in the Company's marketing expenses were driven by heavier competition, particularly in the Company's European Territory, and the Company believes that trend is likely to continue for the next few quarters at least.

        DOMESTIC OPERATIONS: Expenses for the first six months of the year 2004 were $811,100 compared to $802,500 during the corresponding period of 2003, representing an increase of $8,600. As a percentage of net sales in the United States, these expenses decreased to 14.75% during the first six months of the year 2004, compared to 15.07% during the corresponding period of 2003. The increased expenses included higher salary and travel costs due to increased staffing (both in New York and California) and an increase in promotional expenses; all of which were partially offset by reductions in tavern and tasting room expenses due to closure of the Hopland restaurant.

        EUROPEAN TERRITORY: Expenses for the first six months of the year 2004 were $1,995,600 compared to $1,477,800 during the corresponding period of 2003, representing an increase of $517,800. As a percentage of net sales in the United Kingdom, the expenses increased to 21.03% during the first six months of the year 2004 compared to 19.3% during the corresponding period of 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase is mainly on account of higher staffing and associated travel costs, increases in advertising and promotional expenses, higher freight on increased sales, and higher dispensing equipment maintenance expenses.

        GENERAL AND ADMINISTRATIVE EXPENSES: The Company's general and administrative expenses were $1,906,500 for the first six months of the year 2004, representing an increase of $397,000 or 26.3%, over $1,509,500 for the corresponding period in 2003. These expenses were equal to 12.72% of net sales for first six months of the year 2004, as compared to 11.63% for the corresponding period in 2003.

        DOMESTIC OPERATIONS. Domestic general and administrative expenses were $1,046,400 for the first six months of the year 2004, representing an increase of $196,600, or 23.13%, over $849,800 for the same period in 2003. The increase was primarily due to increased legal expenses caused by a legal dispute with a distributor (discussed in Part II, Item 1 of this Quarterly Report) and higher loan and lease fees on loan extensions and refinancing efforts.

        EUROPEAN TERRITORY. General and administrative expenses related to the European Territory were $860,100 for the first six months of the year 2004, representing an increase of $200,400, or 30.38%, as compared to $659,700 for the same period in 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). These increases were mainly due higher salary costs and audit fees, increased depreciation expenses, and start-up costs associated with the distribution and sale of Kingfisher natural spring water.

        OTHER EXPENSES

        Other expenses for the first six months of the year 2004 totaled $399,600, representing an increase of $2,400 when compared to the same period in 2003. The increase is mainly due to higher interest expenses as a result of increased borrowings under the lines of credit, partially offset by increases in profit on the sale of assets.

        INCOME TAXES

        The Company has a provision for income taxes of $78,200 for the first six months of the year 2004, compared to $112,000 the same period in 2003. The provision for taxes is related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

        NET LOSS

        The Company's net loss for the first six months of the year 2004 was $208,000, as compared to loss of $127,500 for the first six months of the year 2003. After providing for a positive foreign currency translation adjustment of $25,700 during the second quarter of 2004 (as compared to a positive adjustment of $18,400 for the same period in 2003), the comprehensive loss for the first six months of the year 2004 was $182,300, compared to a loss of $109,100 for the same period in 2003.

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

PROCEEDS FROM OPERATIONS INSUFFICIENT TO SUSTAIN OPERATIONS

        The Company must make timely payment of its debt and lease commitments to continue its operations. Beginning at about the time when the Ukiah brewery commenced operations (the second quarter of 1997), proceeds from operations have not been able to provide sufficient working capital for day to day operations. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities (see "Liquidity and Capital Resources," below). These loans and lines of credit have typically been short-term in nature, which has required the Company to obtain periodic extensions or refinancings of these facilities. As discussed more fully below, the Company is currently seeking extensions and/or refinancings of certain of these facilities. Although management has had success in negotiating these credit facilities in the past, there can be no assurance that the Company will be able to do so in the future (either at a price the Company will be able to sustain or at any price), or that the Company will have access to any alternative sources of funds in the future. Failure to secure sufficient funds will have a materially adverse effect on the Company.

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

        In particular, MBC's line of credit from CIT Group and its temporary loan from Savings Bank of Mendocino (both of which are more fully described below under "Other Loans and Credit Facilities") are scheduled to fall due on August 31 and September 18, 2004, respectively. A failure to replace, renegotiate, or extend either of these agreements would have a significant adverse impact on the Company's liquidity and operations. Although management has been able to do so in the past, there can be no assurance that the Company will have access to the same or equivalent sources of funds in the future, either on a comparable basis or on any other terms acceptable to the Company.

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

        MASTER LINE OF CREDIT. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders, entered into a Master Line of Credit Agreement (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000, and originally included various conversion protection provisions. As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen (18) month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of June 30, 2004 was $1,515,400, and the accrued but unpaid interest thereon was equal to approximately $447,700.

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

        The outstanding principal amount of the Notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of June 30, 2004, the outstanding principal and interest on the notes was convertible into 1,308,723 shares of the Company's Common Stock. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which provides a written confirmation that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

        The Company and UBA have entered into a series of agreements to extend the term of the UBA Notes (the "Extension Agreement"). The latest of these Extension Agreements, which was entered into as of August 14, 2004, extends the term of the UBA Notes until August 31, 2005.

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

        On January 17, 2003, the term of this facility was extended to November 30, 2003. At the same time, the maximum credit available was increased to $3,500,000, and the Company was provided a term loan of $750,000 consisting of the original balance of $346,300 and a new term loan of $403,700 repayable in 30 equal consecutive monthly installments of $24,700, commencing February 1, 2003, with a final payment of $8,000. CIT group amended and extended the facility on December 1, 2003, January 30, 2004, February 27, 2004 and May 3, 2004 in order to allow the Company time to refinance. On July 1, 2004 CIT Group further extended the term of the facility to expire on August 31, 2004 and increased the term loan repayment to $10,000 per week. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of June 30, 2004, the total amount outstanding on the line of credit was approximately $1,759,300. Management believes that it will be successful in refinancing this agreement, but failure to do so would have a significant impact on the Company's liquidity and operations.

        SAVINGS BANK OF MENDOCINO TEMPORARY LOAN: On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended a temporary loan in the principal amount of $576,200 to the Company in order to finance the buy-out of equipment leased through Finova Capital Corporation. This loan, which is due for repayment on September 18, 2004, is secured by the existing assets of the Company and the assets released by Finova on lease termination. The rate of interest on the loan is 7%. Management believes that it will be successful in refinancing this agreement, but failure to do so would have a significant impact on the Company's liquidity and operations.

        NEDBANK LIMITED OPTION FACILITY: Nedbank Limited, a South African registered company ("Nedbank"), has provided UBSN with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility, which may be terminated by Nedbank at any time (with or without default) on thirty days' notice, is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of June 30, 2004 was approximately $1,303,000. The Company believes that Nedbank will continue to extend this facility, although there can be no guarantee that it will not call the outstanding balance at any time. A number of factors, including for instance adverse changes in the Company's financial condition, changes in Nedbank's lending policies unrelated to the Company, or adverse economic developments generally, could cause Nedbank to decline to do so. If Nedbank were to exercise its option to call the amount outstanding under this facility, the Company would have to find an alternative lender or source of funds to repay the balance owing to Nedbank. There can be no guarantee that the Company will be able to do so within the time frame provided under its agreements with Nedbank.

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

        WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 7.61% for the first six months of the year 2004 and 7.39% (including the long term capital lease of equipment by Finova Capital Corporation Inc.) for the corresponding period in 2003. For loans primarily associated with Company's European territory, the weighted average rate paid was 6.75% for the first six months of the year 2004 as compared to 5.80% for the corresponding period in 2003.

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

        OVERDUE PROPERTY TAXES: As of June 30, 2004, the delinquent property taxes due on the Company's Ukiah property, including penalties and interest, totaled $669,300, representing the balance due for overdue taxes for the period from April 1999 to June 2003. Pursuant to an agreement with Mendocino County entered into in July of 2003, the balance of the overdue taxes will be paid in four annual installments, due on or before April 10, 2005, 2006, 2007, and 2008, each representing 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. Because of the large amount of taxes owed, and the County's ability to sell the Ukiah property to satisfy a delinquency, failure to settle these tax dues (including payments due under the payment plan) could have a serious adverse effect on the Company's business and financial condition.

        RESTRICTED NET ASSETS. The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $2,410,600 as of June 30, 2004. Under UBI's line of credit agreement, distributions and other payments to the Company from its subsidiary are limited to approximately $200,000 per year.

        CURRENT RATIO

        The Company's ratio of current assets to current liabilities on June 30, 2004 was 0.82 to 1.0 and its ratio of total assets to total liabilities was 1.38 to 1.0. On June 30, 2003, the Company's ratio of current assets to current liabilities was 0.63 to 1.0 and its ratio of total assets to total liabilities was 1.39 to 1.0.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2004, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has some interest-related market risk due to floating interest rate debt totaling $5,153,900 as of June 30, 2004.

        INTEREST RATE RISK

        The Company had total debt as of June 30, 2004 of $8,941,800, of which $5,153,900 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 3% or prime plus 4.25%). Its long-term debt (including current portion) as of June 30, 2004 totaled $5,573,900, of which $3,787,800 had fixed rates of interest and the balance of $1,786,100 were subject to variable rates. Short term debts amounted to $3,367,800, all of which were subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $51,500 in interest expense on the Company's variable rate loans.

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

ITEM 4.   CONTROLS AND PROCEDURES

        The Company's Chairman of the Board, President, and Chief Financial Officer, have evaluated the effectiveness of the design, maintenance, and operation of the Company's disclosure controls and procedures in effect during the period of time covered by this report. Based on this evaluation, they believe that the Company's disclosure controls and procedures were then effective in providing reasonable assurance that relevant information is timely identified and communicated, alerting them to material information required to be disclosed in the Company's periodic reports filed with or submitted to the SEC. Management is not aware of any material changes in the Company's internal or other controls over financial reporting identified in connection with that evaluation that have significantly affected, or are likely to affect, the Company's internal controls over financial reporting.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

        Effective March 28, 2003, the Company terminated a written distribution agreement with the House of Daniels, Inc., dba Golden Gate Distributing Company ("GGDC"). On April 1, 2003, GGDC filed an action in Marin County Superior Court, naming the Company and Mr. Mark Anderson (who is employed by the Company as a sales manager) as defendants, and seeking compensatory and punitive damages in an amount not stated in the complaint. GGDC's action asserts claims against the Company and/or Mr. Anderson for breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, intentional interference with prospective economic advantage, conversion and constructive trust, all arising out of the allegedly wrongful termination of the GGDC distribution agreement.

        GGDC has since filed two amended complaints, naming as additional defendants Dr. Vijay Mallya, the Company's Chairman; United Breweries of America, Inc., one of its principal shareholders; and the two replacement distribution companies contracted to service the territory formerly handled by GGDC. GGDC is now seeking to impose a constructive trust on the $655,000 that the Company received from its new distributors, and alleging conspiracy and conversion of those funds. The Company could be found to have an obligation to indemnify some or all of the other defendants for their legal costs and expenses and for all or a portion of any judgment against them in the action.

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

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     EXHIBITS.

                10.66 Extension of Loan and Security Agreement between the Company, Releta Brewing Company LLC and The CIT Group/Credit Finance, Inc., dated July 1, 2004

                10.67 Revised Promissory Note in favor of Savings Bank of Mendocino County, dated as of July 20, 2004

                10.68 Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of August 14, 2004

                31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

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

                                    MENDOCINO BREWING COMPANY, INC.


Dated: August 14, 2004              By: /s/ Dr. Vijay Mallya
                                        ----------------------------------------
                                        Dr. Vijay Mallya
                                        Chairman of the Board and Chief
                                        Executive Officer


Dated: August 14, 2004              By: /s/ N. Mahadevan
                                        ----------------------------------------
                                        N. Mahadevan
                                        Chief Financial Officer and Secretary

                                  EXHIBIT INDEX

NUMBER  EXHIBIT TITLE                                                    PAGE

10.66   Extension of Loan and Security Agreement between the Company,
        Releta Brewing Company LLC and The CIT Group/Credit Finance,
        Inc., dated July 1, 2004.                                          27

10.67   Revised Promissory Note in favor of Savings Bank of Mendocino
        County, dated as of July 20, 2004.                                 30

10.68 Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of August 14, 2004. This Exhibit is incorporated by reference from Amendment No. 11 to Schedule 13D, which was jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

31.1    Certification of Chief Executive Officer pursuant to Rule
        13a-14(a)                                                          36

31.2    Certification of Chief Financial Officer pursuant to Rule
        13a-14(a                                                           38

32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002                                         40

32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002                                         41