Form 10-Q
period 2004-09-30
MENDOCINO BREWING CO INC
filed 2004-11-15
CIK 919134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of October 31, 2004 is 11,266,874.


                                               PART I

ITEM 1.   FINANCIAL STATEMENTS.

                             MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                               ASSETS

                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                         2004               2003
CURRENT ASSETS
     Cash                                                           $     322,400       $     554,300
     Accounts receivable, net of allowance for doubtful                 7,094,100           7,017,700
         accounts of $16,400 and $37,800
     Inventories                                                        1,334,400           1,186,100
     Prepaid expenses                                                     421,700             555,500
                                                                    -------------       -------------
                           Total Current Assets:                        9,172,600           9,313,600
                                                                    -------------       -------------

PROPERTY AND EQUIPMENT                                                 13,605,900          13,874,800
                                                                    -------------       -------------
OTHER ASSETS
     Deposits and other assets                                            186,400             188,600
     Intangibles net of amortization                                       88,700              94,700
                                                                    -------------       -------------
                           Total Other Assets:                            275,100             283,300
                                                                    -------------       -------------
                           Total Assets:                            $  23,053,600       $  23,471,700
                                                                    =============       =============

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                 $   2,541,600       $   1,974,800
     Note payable                                                         576,200             576,200
     Accounts payable                                                   5,118,200           5,340,100
     Accrued liabilities                                                1,026,600           1,275,100
     Accrued legal settlement                                             900,000             655,200
     Income taxes payable                                                 473,900             465,100
     Current maturities of obligation under long-term                     521,600             693,700
         debt
     Current maturities of obligation under capital
         lease                                                            148,000             129,000
                                                                    -------------       -------------
                   Total Current Liabilities:                          11,306,100          11,109,200
NOTES TO RELATED PARTY                                                  1,985,500           1,921,500
Long term debt, less current maturities                                 3,374,400           3,730,300
OBLIGATIONS UNDER CAPITAL LEASE, less current
      maturities                                                           93,200             204,100
                                                                    -------------       -------------
        Total Liabilities:                                             16,759,200          16,965,100
                                                                    -------------       -------------
                                                  2


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, Series A, no par value, with
      aggregate liquidation preference of
      $227,600;  10,000,000 shares authorized,
        227,600 shares issued and outstanding                             227,600             227,600
     Common stock, no par value:  30,000,000 shares
        authorized, 11,266,874 shares issued and
        outstanding                                                    14,648,600          14,648,600
     Accumulated comprehensive income                                     107,800              78,000
     Accumulated deficit                                               (8,689,600)         (8,447,600)
                                                                    -------------       -------------
         Total Stockholders' Equity                                     6,294,400           6,506,600
                                                                    -------------       -------------
         Total Liabilities and Stockholders' Equity:                $  23,053,600       $  23,471,700
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







                                                     3


                                   MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPT 30,                           SEPT 30,
                                                   2004            2003             2004              2003
                                                   ----            ----             ----              ----
SALES                                          $ 8,154,500      $ 7,830,500      $23,475,100       $21,125,800

EXCISE TAXES                                       176,200          202,200          506,500           514,500
                                               -----------      -----------      -----------       -----------
NET SALES                                        7,978,300        7,628,300       22,968,600        20,611,300

COST OF GOODS SOLD                               5,181,800        5,101,600       15,189,100        13,913,100
                                               -----------      -----------      -----------       -----------
GROSS PROFIT                                     2,796,500        2,526,700        7,779,500         6,698,200
                                               -----------      -----------      -----------       -----------
OPERATING EXPENSES
   Marketing                                     1,536,800        1,182,700        4,343,500         3,463,000
   General and
     Administrative                                825,900          756,700        2,732,400         2,266,300
                                               -----------      -----------      -----------       -----------

                                                 2,362,700        1,939,400        7,075,900         5,729,300
                                               -----------      -----------      -----------       -----------
INCOME  FROM OPERATIONS
OTHER INCOME (EXPENSE)                             433,800         587,300           703,600           968,900
                                               -----------      -----------      -----------       -----------

   Other income                                      8,600          143,700           17,700           154,400
   Profit on sale of equipment                       1,100               --           15,100                --
   Legal dispute settlement                       (216,400)              --         (216,400)               --
   Interest expense                               (217,700)        (202,200)        (640,400)         (610,000)
                                               -----------      -----------      -----------       -----------
                                                  (424,400)         (58,500)        (824,000)         (455,600)
                                               -----------      -----------      -----------       -----------
INCOME (LOSS) BEFORE INCOME TAXES                    9,400          528,800         (120,400)          513,300
PROVISION FOR  INCOME TAXES                         43,400           93,400          121,600           205,400
                                               -----------      -----------      -----------       -----------
NET INCOME (LOSS)                              $   (34,000)     $   435,400      $  (242,000)      $   307,900
                                               -----------      -----------      -----------       -----------


                                                         4

OTHER COMPREHENSIVE
INCOME /(LOSS),  net of tax

Foreign Currency Translation
   Adjustment                                        4,100           11,700           29,800            30,100
                                               -----------      -----------      -----------       -----------
COMPREHENSIVE Income (LOSS)                    $   (29,900)     $   447,100      $  (212,200)      $   338,000
                                               ===========      ===========      ===========       ===========

NET INCOME (LOSS)
   PER COMMON SHARE                            $     (0.00)     $     (0.04)     $     (0.02)      $      0.03
                                               ===========      ===========      ===========       ===========

DILUTED NET INCOME (LOSS)
   PER COMMON SHARE                            $     (0.00)     $     (0.04)     $     (0.02)      $      0.03
                                               ===========      ===========      ===========       ===========



                  The accompanying notes are an integral part of these financial statements.




                                                         5


                                    MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                              Nine Months Ended September 30,
                                                                           --------------------------------------
                                                                                   2004               2003
                                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                           $ (242,000)         $  307,900
     Adjustments to reconcile net income (loss) to net cash
     from operating activities:
       Depreciation and amortization                                              768,800             842,100
     Allowance for doubtful accounts                                               16,400                  --
     Profit (Loss) on sale of assets                                              (15,100)              1,200
     Changes in:
       Accounts receivable                                                         18,300              83,200
       Inventories                                                               (148,300)            127,600
       Prepaid expenses                                                           139,000              32,900
       Deposits and other assets                                                  (30,300)             (2,500)
       Accounts payable                                                          (271,200)         (1,101,500)
       Accrued liabilities                                                        (15,000)             (9,800)
       Income taxes payable                                                         2,400                  --
                                                                               ----------          ----------
          Net cash from  operating activities:                                    223,000             281,100
                                                                               ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold
       improvements                                                              (486,800)           (445,100)
     Proceeds from new distributors                                                    --             655,200
     Proceeds from sale of fixed assets                                            24,300              10,900
                                                                               ----------          ----------
             Net cash from investing activities:                                 (462,500)            221,000
                                                                               ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowing on line of credit                                              557,900             180,900
     Borrowing on long term debt                                                       --             403,700
     Principal payment on long-term debt                                         (542,200)           (404,800)
     Borrowings on related party debt                                              64,000              64,200
     Payments on obligation under long term lease                                 (91,900)           (190,500)
     Disbursements in excess of deposits                                               --            (134,300)
                                                                               ----------          ----------
           Net cash from  financing activities:                                   (12,200)            (80,800)
                                                                               ----------          ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            19,800              11,200
                                                                               ----------          ----------
NET CHANGE  IN CASH                                                              (231,900)            432,500
                                                                               ----------          ----------
CASH, beginning of period                                                         554,300             146,800
                                                                               ----------          ----------
CASH, end of period                                                            $  322,400          $  579,300
                                                                               ==========          ==========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                                  $  576,400          $  545,800
     Income taxes                                                              $  100,200          $  299,900
     Non-cash investing activity
     Seller Financed equipment                                                 $   26,500          $   28,500


                    The accompanying notes are an integral part of these financial statements.

                                                          6

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Company's line of credit from CIT Group and its temporary loan from Savings Bank of Mendocino (both of which are more fully described in the Notes below and in Item 2 of this Part I under the heading "Liquidity and Capital Resources -- Other Loans and Credit Facilities") are scheduled to fall due on December 31 and December 1, 2004, respectively. A failure to replace, renegotiate, or extend either of these agreements would have a significant adverse impact on the Company's liquidity and operations. Although management has been able to do so in the past, there can be no assurance that the Company will have access to the same or equivalent sources of funds in the future, either on a comparable basis or on any other terms acceptable to the Company.

The Company has a stock-based employee compensation plan that allows the Company to grant options to purchase up to 1,000,000 shares of the Company's common stock. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were granted or exercised in 2004 or 2003.

On April 4, 2004, the Company received a commitment from United Breweries of America, Inc. ("UBA"), one of its major shareholders, to the effect that UBA would provide the Company with such financial assistance as may be in UBA's power to prevent or avoid any default under either the Company's line of credit with CIT Group/Credit Finance, Inc. ("CIT Group") or its temporary loan from Savings Bank of Mendocino County when they become due. The terms of any such assistance have not yet been determined, however.

Effective on or about November 1, 2004, the Company entered into an agreement with House of Daniels, Inc., dba Golden Gate Distributing Company ("GGDC") to settle a previously disclosed legal dispute (discussed in Part II, Item 1 of this Quarterly Report). The Company had earlier received payments from the new distributors that were to reimburse the Company for certain costs related to changes in distributors. These payments were reflected in prior financial statements as a deferred gain because of the uncertainty surrounding the litigation. This treatment was intended to remain in place until such time as the litigation with GGDC was completed. As a result of the settlement agreement, the Company has accrued a liability of $900,000 to GGDC. This liability is in excess of the payments from the new distributors, with the $216,400 difference reflected as an expense for the three months ended September 30, 2004.

NOTE 2 - LINE OF CREDIT

The CIT Group has provided the Company a $3,000,000 maximum line of credit with an advance rate of 80% of the qualified accounts receivable and 60% of the inventory at a current interest rate equal to the prime rate of Chase Manhattan Bank of New York plus 4.25 % payable monthly, originally scheduled to mature on September 23, 2002. The line of credit is secured by all accounts receivable, general intangibles, inventory, and equipment of the Company except for the specific equipment and fixtures of the Company acquired from Finova Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. Of the line of credit, $1,484,000 was advanced to the Company as an initial term loan, which was repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700.

In a series of amendments beginning on January 17, 2003, CIT Group increased the maximum credit available to $3,500,000, provided a term loan of $750,000 consisting of the original balance of $346,300 and a new term loan of $403,700 repayable in 30 equal consecutive monthly installments of $24,700, commencing February 1, 2003, with a final payment of $8,000, and increased the term loan repayment to $10,000 per week. On October 31, 2004, CIT Group extended the facility to expire on December 31, 2004. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of September 30, 2004, the total amount outstanding on the line of credit was approximately $1,621,500.

Nedbank Limited, a South African registered company, has provided a credit facility of GBP 1,250,000 to UBSN Ltd. ("UBSN"), a wholly-owned subsidiary of United Breweries International (UK) Ltd. ("UBI"), which is in turn wholly-owned by the Company. This facility includes a revolving short-term loan, overdraft protection, and foreign exchange services. It is available until terminated by Nedbank, and is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of September 30, 2004 was approximately $1,060,700.

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

On December 31, 2003, SBMC extended a temporary loan in the principal amount of $576,200 to the Company in order to finance a buy-out of equipment leased through Finova Capital Corporation. This loan, which is due for repayment on December 1, 2004, is secured by the existing assets of the Company and the assets released by Finova on lease termination. The current rate of interest on the loan is 8%.

The Company owes the County of Mendocino $574,500, which represents overdue taxes for the period from April of 1999 to June of 2003. Under the payment plan executed with the County, this amount is payable in four annual installments on or before April 10 of each year, commencing in 2005, along with accrued interest calculated at 18% per year. Failure to timely pay any installment or any current property taxes may result in the County selling the Company's Ukiah property to satisfy this outstanding debt.

UBSN has engaged Shepherd Neame Limited ("Shepherd Neame"), a related party, to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for the extension of the brewing contract, Shepherd Neame advanced a loan of GBP 600,000 to UBSN, repayable in ten annual installments of GBP 60,000, commencing in June 2003. At the time of the filing this report, GBP 600,000 was approximately equal to $1,085,400, therefore, each payment of 60,000 GBP would be approximately equal to $108,500. The loan carries an interest rate of 5% per year.

The Company has issued unsecured convertible notes in favor of UBA in the amount of approximately $1,515,400 as of September 30, 2003. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and each note originally matured 18 months from the date of the particular advance. The notes have since been extended to mature on August 31, 2005. The notes are convertible, at UBA's option, into common stock at $1.50 per share. Interest accrued on the notes as of September 30, 2004, is approximately $470,100. Because these notes are subordinated to the CIT line of credit and SBMC note, the Company does not expect to make payments on the notes within the next year. The Company expects the maturity dates to be extended again and has shown the amount as long-term debt.

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

The following table reflects the value of the foregoing transactions for the nine months ended September 30, 2004 and 2003 and the account balances outstanding at September 30, 2004 and 2003.

----------------------------------------------------- ----------------- ----------------
                                                            2004              2003
----------------------------------------------------- ----------------- ----------------
Sales to Shepherd Neame                                     $1,886,000      $ 1,777,600
----------------------------------------------------- ----------------- ----------------
Purchases from Shepherd Neame                                9,660,300        7,915,800
----------------------------------------------------- ----------------- ----------------
Expense reimbursement to Shepherd Neame                        864,900          608,300
----------------------------------------------------- ----------------- ----------------
Interest expenses associated with UBA convertible               64,000           64,200
notes payable
----------------------------------------------------- ----------------- ----------------
Accounts payable to Shepherd Neame                           3,054,200        2,736,400
----------------------------------------------------- ----------------- ----------------
Account receivable from Shepherd Neame                         564,600          727,300
----------------------------------------------------- ----------------- ----------------

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

                                                          Three Months Ended                  Nine Months Ended
                                                          ------------------                  -----------------
                                                      9/30/2004        9/30/2003        9/30/2004          9/30/2003
                                                  -----------------------------------------------------------------------
     Net income (loss)                              $     (34,000)   $     435,400    $     (242,000)   $      307,900
                                                  =======================================================================
     Weighted average common shares outstanding        11,266,874       11,266,874        11,266,874        11,266,874
                                                  =======================================================================
Basic net income (loss) per share                   $       (0.00)   $        0.04    $        (0.02)   $         0.03
                                                  =======================================================================

Diluted net income (loss) per share
     Net income (loss)                              $     (34,000)   $     435,400    $     (242,000)   $      307,900
     Interest expense on convertible notes
     payable                                                   --           20,900                --            64,200
                                                  -----------------------------------------------------------------------
     Income for the purpose of computing
     diluted net income per share                   $     (34,000)   $     456,300    $     (242,000)   $      372,100
                                                  =======================================================================
     Weighted average common shares outstanding        11,266,874       11,266,874        11,266,874        11,266,874
     Dilutive stock options                                    --               --                --                --
     Assumed conversion of convertible notes
     payable                                                   --        1,267,012                --         1,267,012
                                                  -----------------------------------------------------------------------
     Weighted average common shares outstanding
     for the purpose of computing diluted net
     income (loss) per share                           11,266,874       12,533,886        11,266,874        12,533,886
                                                  =======================================================================
Diluted net income (loss) per share                 $       (0.00)   $        0.04    $        (0.02)   $         0.03

NOTE 6 - INVENTORY

                              September 30, 2004         December 31, 2003
     Raw Materials                   $   358,700                $  459,600
     Beer-in-process                     204,800                   190,400
     Finished Goods                      746,700                   510,000
     Merchandise                          24,200                    26,100
                                     -----------                ----------
              TOTAL                  $ 1,334,400                $1,186,100
                                     ===========                ==========

NOTE 7 - STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the nine months ended September 30, 2004.

                               SERIES A
                           PREFERRED STOCK           COMMON STOCK            OTHER
                       ---------------------  --------------------------  COMPREHENSIVE   ACCUMULATED       TOTAL
                         SHARES     AMOUNT       SHARES        AMOUNT     INCOME/(LOSS)     DEFICIT        EQUITY
                       ----------  ---------  ------------  ------------  --------------  ------------  -------------
             Balance,
    December 31, 2003    227,600   $ 227,600   11,266,874   $ 14,648,600     $  78,000   $ (8,447,600)  $ 6,506,600

           Net Loss                                                                          (242,000)     (242,000)

           Currency
        Translation
         Adjustment                                                             29,800                       29,800

            Balance,
  September 30, 2004    227,600    $ 227,600   11,266,874   $ 14,648,600     $ 107,800   $ (8,689,600)  $ 6,294,400
                       ==========  =========  ============  ============  ==============  ============  =============

NOTE 8. SEGMENT INFORMATION

The Company's business segments are its domestic operations (brewing and sales in the United States), European territory (sales and distribution operations in Europe and Canada), and retail operations (retail sales at the Hopland Brewery in Ukiah, California and the tasting room at Saratoga Springs, New York). A summary of each segment is as follows:

                                             Nine months ended September 30, 2004
                          ----------------------------------------------------------------------------
                             Domestic        European       Retail      Corporate &        Total
                            Operations      Territory     Operations      Others

Sales                      $ 8,872,000     $14,444,300     $158,800     $        --     $ 23,475,100

Operating
Profit/(Loss)                  266,900         432,100        4,600              --          703,600

Identifiable Assets         13,436,200       7,219,800      100,500       2,297,100       23,053,600

Depreciation &
amortization                   418,400         331,100        3,800          15,500          768,800

Capital Expenditures            26,500         460,300           --              --          486,800

                                             Nine months ended September 30, 2003
                          ----------------------------------------------------------------------------
                             Domestic        European       Retail      Corporate &        Total
                            Operations      Territory     Operations      Others

Sales                      $ 8,900,900     $ 11,844,300    $380,600     $        --     $ 21,125,800

Operating Profit/(Loss)        252,100          738,600     (21,800)             --          968,900

Identifiable Assets         13,890,000        5,297,500       97,000      2,951,400       22,235,900

Depreciation &                 552,000          272,000        4,700         13,400          842,100
amortization

Capital Expenditures           101,600          343,500           --             --          445,100

NOTE 9 - LEGAL DISPUTES

Effective on or about November 1, 2004, the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") with respect to a civil action (the "Action") brought against the Company and others by House of Daniels, Inc., dba Golden Gate Distributing Company ("GGDC"), arising out of the Company's termination, during 2003, of a written distribution agreement with GGDC. In addition to the Company, GGDC had also sued United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders; Dr. Vijay Mallya, who is the Chairman of the Board of the Company and of UBA; Mark Anderson, the Company's West Coast Sales Manager; and two distribution companies that were contracted by the Company to service between them the territory formerly handled by GGDC (the "Subsequent Distributors").

In the course of the Action, a cross-complaint was filed against GGDC by the Company, and cross-complaints were filed against the Company by the Subsequent Distributors. The Settlement Agreement releases the claims asserted in, arising out of, or related to the Action by GGDC against the Company and the other defendants, and by the Company against GGDC. The Settlement Agreement does not release, or even cover, the cross-claims asserted against the Company by the Subsequent Distributors; however the Company does not believe that any amounts payable in connection with such claims are likely to be material.

Under the terms of the Settlement Agreement, the Company is required to pay GGDC a total of $900,000 in settlement of all claims (the "Settlement Amount"). Payment is to be made in three installments: $400,000 by January 31, 2005; $300,000 by June 30, 2005; and the remaining $200,000 by December 31, 2005. No other payments are called for by any party to the Action. UBA has guaranteed the payment, in full, of each of the installment payments included in the Settlement Amount.

See Note 1 for a discussion of the accounting treatment for the losses associated with the Action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, and liquidity/cash flows of the Company for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003 and the year ended December 31, 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

        o The Company accrues contingent losses when management determines it is probable that a liability has been incurred or that an asset has been impaired and the amount of the loss can be reasonably determined.

        These accounting policies are applied consistently for all years presented. The Company's operating results would be affected if other alternatives were used. Information about the impact on operating results is included in the footnotes to the Company's consolidated financial statements.

        SEGMENT INFORMATION

        Prior to 2001, the Company's business operations were exclusively located in the United States, where they were divided into two segments: manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales; and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of United Breweries International (UK), Ltd. ("UBI") in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 62% of the Company's gross sales during the first nine months of 2004 (as compared to 56% for the same period during 2003), with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales accounting for the remaining 38%.

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

SUMMARY OF FINANCIAL RESULTS

        The Company ended the first nine months of 2004 with a net loss of $242,000, as compared to a net income of $307,900 for the same period in 2003. As set forth more fully under "Results of Operations," below, during the first nine months of 2004 the Company experienced an increase in gross sales of $2,349,300, or 11.1% during the period, but this increase was offset by higher costs of goods sold (which increased by $1,276,000, or 9.2%), marketing costs (which increased by $880,500, or 25.4%), and general and administrative costs (which increased by $466,100, or 20.6%), all of which contributed to the net loss for the period.

RESULTS OF OPERATIONS

        The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.


STATEMENTS OF OPERATIONS DATA:                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                              ---------------------------------------------------------------
                                                   2004               2003         2004              2003
                                                     %                  %           %                  %
                                                     -                  -           -                  -
Sales                                             102.21             102.65       102.21            102.50

Less Excise taxes                                   2.21               2.65         2.21              2.50

NET SALES                                         100.00             100.00       100.00            100.00

Costs of Sales                                     64.95              66.88        66.13             67.50

GROSS PROFIT                                       35.05              33.12        33.87             32.50

Marketing                                          19.26              15.50        18.91             16.80

General and Administrative  Expense                10.35               9.92        11.90             11.00

PROFIT FROM OPERATIONS                              5.44               7.70         3.06              4.70

Other Income / (Expense)                            0.12               1.88         0.14              0.75

Legal dispute settlement                           (2.71)              0.00        (0.94)             0.00

Interest Expense                                   (2.73)             (2.65)       (2.79)            (2.96)

Profit/(Loss) before income taxes                   0.12               6.93        (0.52)             2.49

Provision for income taxes                          0.54               1.22         0.53              1.00

NET PROFIT / (LOSS)                                (0.43)              5.71        (1.05)             1.49

Other Comprehensive Income                          0.05               0.15         0.13              0.15

COMPREHENSIVE PROFIT / (LOSS)                      (0.37)              5.86        (0.92)             1.64

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------
                                                  2004               2003
     BALANCE SHEET DATA:                      $                     $
     Cash and Cash Equivalents                     322,400           579,300
     Working Capital                           (2,133,500)       (1,621,000)
     Property and Equipment                     13,605,900        13,795,500
     Deposits and Other Assets                     275,100           292,800
     Total Assets                               23,053,600        22,235,900
     Long-term Debt (less current                3,374,400         3,699,200
     maturities)
     Capital Lease (less current                    93,200           183,200
     maturities)
     Total Liabilities                          16,759,200        15,551,600
     Accumulated Deficit                       (8,689,600)       (8,186,600)
     Stockholder's equity                        6,294,400         6,684,400


                THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2003

        NET SALES

        Overall net sales for the third quarter of 2004 were $7,978,300, an increase of $350,000, or 4.6%, compared to $7,628,300 for the third quarter of 2003. The increase was mainly due to increased sales in the European territory.

        DOMESTIC OPERATIONS: Net sales for the third quarter of 2004 were $3,022,800 compared to $3,439,400 for the same period in 2003, a decrease of $416,600, or 12.1%. The sales volume decreased to 16,010 barrels in third quarter of 2004 from 18,333 barrels in the third quarter 2003, representing a decrease of 2,323 barrels, or 12.67%. Of the decrease, sale of the Company's domestic brands decreased by 742 barrels; the sale of Kingfisher brands decreased by 155 barrels, and sales of contract brands decreased by 1,426 barrels.

        EUROPEAN TERRITORY: Net sales for the third quarter of 2004 were $4,955,500 (GBP 2,724,000) compared to $4,188,900 (GBP 2,601,200) during the corresponding period of 2003, an increase of $766,600, or 18.3%. During the third quarter of 2004, UBSN sold 16,186 barrels, compared to 15,419 barrels during the third quarter of 2003, representing an increase of 767 barrels, or 5%. Exchange rate fluctuations increased the financial effect of the Company's growth in sales in its European Territory. When measured from period to period exclusively in Pounds Sterling (which is the basic currency of account for the European Territory), the Company's net sales in its European Territory increased by only 4.72%.

        COST OF GOODS SOLD

        Cost of goods sold as a percentage of net sales during the third quarter of 2004 was 64.95%, as compared to 66.88% during the corresponding period of 2003 mainly due to reduced costs in the United States.

        DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during the third quarter of 2004 was 63.47%, as compared to 67.11%, during the corresponding period of 2003, representing a decrease of 3.64% due mainly to a decrease in depreciation and retail operation costs because of the closure of the restaurant in Hopland.

        EUROPEAN TERRITORY: Cost of goods sold as a percentage of net sales in the European Territory during the third quarter of 2004 was 66.31%, as compared to 67.29% during corresponding period in 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing increase of 0.98%.

        GROSS PROFIT

        Gross profit for the third quarter of 2004 increased to $2,796,500, from $2,526,700 during the corresponding period of 2003, representing an increase of 10.68%. As a percentage of net sales, the gross profit during the third quarter of 2004 increased to 35.05% from that of 33.12% for the third quarter of 2003.

        OPERATING EXPENSES

        Operating expenses for the third quarter of 2004 were $2,362,700, an increase of $423,300, or 21.83%, as compared to $1,939,400 for the corresponding period of 2003. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

        MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and Company's tavern and tasting room expenses. Such expenses for the third quarter of 2004 were $1,536,800, as compared to $1,182,700 for the third quarter of 2003, representing an increase of $354,100, or 29.94%. Increases in the Company's marketing expenses were driven by heavier competition, particularly in the Company's European Territory, and the Company believes that trend is likely to continue for the next few quarters at least.

        DOMESTIC OPERATIONS: Expenses for the third quarter of 2004 were $474,200 compared to $467,400 during the corresponding period of 2003, representing an increase of $6,800, or 1.45%. As a percentage of net sales in the United States, the expenses increased to 15.69% during the third quarter of 2004, compared to 13.59% during the corresponding period of 2003. There were increases in salary and travel costs during the third quarter of 2004 compared to the corresponding period of 2003 due to increased salaries, increased advertising and promotional expenses which increases were partially offset by reductions in tavern and tasting room expenses due to closure of the Company's Hopland restaurant.

        EUROPEAN TERRITORY: Expenses for the third quarter of 2004 were $1,062,600 compared to $715,300 during the corresponding period of 2003, representing an increase of $347,300, or 48.55%. As a percentage of net sales in the European Territory, the expenses increased to 21.44% during the third quarter of 2004 compared to 17.08% during the corresponding period of 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase resulted mainly from higher staffing levels and associated travel costs, increased advertising and promotional expenses, and higher freight expenses.

        GENERAL AND ADMINISTRATIVE EXPENSES: The Company's general and administrative expenses were $825,900 for the third quarter of 2004, representing an increase of $69,200, or 9.14%, over $756,700 for the corresponding period in 2003. These expenses were equal to 10.35% of net sales for the third quarter of 2004, as compared to 9.92% for corresponding period in 2003.

        DOMESTIC OPERATIONS. Domestic general and administrative expenses were $392,300 for the third quarter of 2004, representing a decrease of $51,600, or 11.62%, over $443,900 for the third quarter of 2003. The decrease was primarily due to one time professional expense incurred in 2003 relating to Company's property tax appeal.

        EUROPEAN TERRITORY. General and administrative expenses related to the European Territory were $433,600 for the third quarter of 2004, representing an increase of $120,800, or 38.62%, as compared to $312,800 for the third quarter of 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). These increases were mainly due to higher salary costs, higher audit and taxation costs and increased depreciation expenses.

        OTHER EXPENSES

        Other expenses for the third quarter of 2004 totaled $424,400, representing an increase of $365,900 when compared to the third quarter of 2003. The increase was mainly due to one time legal dispute settlement expenses of $216,400 (discussed in Part II, Item 1 of this Quarterly Report) incurred in the third quarter of 2004. Additionally, during the third quarter of 2003 the Company had the benefit of a one-time payment of $122,000 as a result of the early termination of a brewing contract by Wolavers Enterprises, LLC, which event was not repeated in 2004.

        INCOME TAXES

        The Company has a provision for income taxes of $43,400 for the third quarter of 2004, compared to $93,400 for the third quarter of 2003. The increase related to the estimated amount of taxes that will be imposed by taxing authorities in the European Territory.

        NET LOSS

        The Company's net loss for the third quarter of 2004 was $34,000, as compared to income of $435,400 for the third quarter of 2003. After providing for a positive foreign currency translation adjustment of $4,100 during the third quarter of 2004 (as compared to a positive adjustment of $11,700 for the same period in 2003), the comprehensive loss for the third quarter of 2004 was $29,900, compared to income of $447,100 for the same period in 2003.

                NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2003

        NET SALES

        Overall net sales for the first nine months of 2004 were $22,968,600, an increase of $2,357,300, or 11.44%, compared to $20,611,300 for the same period in 2003. The increase was mainly due to increased sales in the European territory, increased selling prices for the European Territory customers and exchange rate fluctuations. UBSN launched Kingfisher natural spring water in the Indian restaurant trade in February 2004, which also contributed to increased sales during the first nine months of 2004. This increase was partly offset by reduction in retail sales due to closure of the Company's Hopland restaurant.

        DOMESTIC OPERATIONS: Domestic net sales for first nine months of 2004 were $8,524,300 compared to $8,767,000 for the same period in 2003, a decrease of $242,700, or 2.77% mainly due to decrease of $221,800 in retail sales due to closure of Company's Hopland restaurant. The sales volume decreased to 45,665 barrels during the first nine months of 2004 from 46,656 barrels in the first nine months of 2003, representing a decrease of 991 barrels, or 2.12%. Of the decrease, sale of Company's brands decreased by 28 barrels; Kingfisher volume increased by 378 barrels and contract brands sale decreased by 1,341 barrels.

        EUROPEAN TERRITORY: Net sales for the first nine months of 2004 were $14,444,300 (GBP

7,929,900) compared to $11,844,300 (GBP 7,353,500) during the corresponding period in 2003, an increase of 21.95%. During the first nine months of 2004, UBSN sold 48,011 barrels compared to 45,918 barrels during the first nine months of 2003, an increase of 2,093 barrels, or 4.56%. Exchange rate fluctuations increased the financial effect of the Company's growth in sales in its European Territory. When measured from period to period exclusively in Pounds Sterling (which is the basic currency of account for the European Territory), the Company's net sales in its European Territory increased by only 7.84%.

        COST OF GOODS SOLD

        Cost of goods sold as a percentage of net sales during the first nine months of 2004 was 66.13%, as compared to 67.50% during the corresponding period of 2003, due mainly to decreased costs in the United States.

        DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during first nine months of 2004 was 65.6%, as compared to 68.81%, during the corresponding period of 2003, representing a decrease of 3.21% mainly due to a decrease in depreciation and retail operation costs because of closure of the Hopland restaurant.

        EUROPEAN TERRITORY: Cost of goods sold as a percentage of net sales in the European Territory during the first nine months of 2004 was 66.88%, as compared to 67.04% during the corresponding period in 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing a marginal decrease of 0.16%.

        GROSS PROFIT

        Gross profit for the first nine months of 2004 increased to $7,779,500, from $6,698,200 during the corresponding period of 2003, representing an increase of 16.14%. As a percentage of net sales, the gross profit during the first nine months of 2004 increased to 33.87% from that of 32.5% during the corresponding period in 2003.

        OPERATING EXPENSES

        Operating expenses for the first nine months of 2004 were $7,075,900, an increase of $1,346,600, or 23.5%, as compared to $5,729,300 for the corresponding period of 2003. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

        MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and Company's tavern and tasting room expenses. Such expenses for the first nine months of 2004 were $4,343,500, as compared to $3,463,000 for the same period in 2003, representing an increase of 25.43%. Increases in the Company's marketing expenses were driven by heavier competition, particularly in the Company's European Territory, and the Company believes that trend is likely to continue for the next few quarters at least.

        DOMESTIC OPERATIONS: Expenses for the first nine months of 2004 were $1,285,300 compared to $1,269,900 during the corresponding period of 2003, representing an increase of $15,400. As a percentage of net sales in the United States, these expenses increased to 15.08% during the first nine months of 2004, compared to 14.49% during the corresponding period of 2003. The increased expenses included higher salary and travel costs due to increased staffing (both in New York and California) and an increase in promotional expenses; all of which were partially offset by reductions in tavern and tasting room expenses due to closure of the Hopland restaurant.

        EUROPEAN TERRITORY: Expenses for the first nine months of 2004 were $3,058,200 compared to $2,193,100 during the corresponding period of 2003, representing an increase of $865,100. As a percentage of net sales in the European Territory, the expenses increased to 21.17% during the first nine months of 2004 compared to 18.52% during the corresponding period of 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase is mainly on account of higher staffing and associated travel costs, increases in advertising and promotional expenses, higher freight on increased sales, and higher dispensing equipment maintenance expenses.

        GENERAL AND ADMINISTRATIVE EXPENSES: The Company's general and administrative expenses were $2,732,400 for the first nine months of 2004, representing an increase of $466,100 or 20.57%, over $2,266,300 for the corresponding period in 2003. These expenses were equal to 11.9% of net sales for first nine months of 2004, as compared to 11.1% for the corresponding period in 2003.

        DOMESTIC OPERATIONS. Domestic general and administrative expenses were $1,438,700 for the first nine months of 2004, representing an increase of $145,000, or 11.21%, over $1,293,700 for the same period in 2003. The increase was primarily due to increased legal expenses caused by a legal dispute with a distributor (discussed in Part II, Item 1 of this Quarterly Report) and higher loan and lease fees on loan extensions and refinancing efforts.

        EUROPEAN TERRITORY. General and administrative expenses related to the European Territory were $1,293,700 for the first nine months of 2004, representing an increase of $321,100, or 33%, as compared to $972,600 for the same period in 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). These increases were mainly due higher salary costs and audit fees, increased depreciation expenses, and start-up costs associated with the distribution and sale of Kingfisher natural spring water.

        OTHER EXPENSES

        Other expenses for the first nine months of 2004 totaled $824,000, representing an increase of $368,400 when compared to the same period in 2003. The increase was mainly due to one time legal dispute settlement expenses of $216,400 (discussed in Part II, Item 1 of this Quarterly Report) incurred in the third quarter of 2004. Additionally, during the third quarter of 2003 the Company had the benefit of a one-time payment of $122,000 as a result of the early termination of a brewing contract by Wolavers Enterprises, LLC, which event was not repeated in 2004.

        INCOME TAXES

        The Company has a provision for income taxes of $121,600 for the first nine months of 2004, compared to $205,400 for the same period in 2003. The provision for taxes is related to the estimated amount of taxes that will be imposed by taxing authorities in the European Territory.

        NET LOSS

        The Company's net loss for the first nine months of 2004 was $242,000, as compared to profit of $307,900 for the first nine months of 2003. After providing for a positive foreign currency translation adjustment of $29,800 during the first nine months of 2004 (as compared to a positive adjustment of $30,100 for the same period in 2003), the comprehensive loss for the first nine months of 2004 was $212,200, compared to a profit of $338,000 for the same period in 2003.

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

PROCEEDS FROM OPERATIONS INSUFFICIENT TO SUSTAIN OPERATIONS

        The Company must make timely payment of its debt and lease commitments to continue its operations. Beginning at about the time when the Ukiah brewery commenced operations (the second quarter of 1997), proceeds from operations have not been able to provide sufficient working capital for day to day operations. To fund its operating deficits, the Company has relied upon lines of credit and other credit facilities (see "Liquidity and Capital Resources," below). These loans and lines of credit have typically been short-term in nature, which has required the Company to obtain periodic extensions or refinancings of these facilities. As discussed more fully below, the Company has recently received extensions of certain of these facilities, and is currently seeking to refinance certain of them. Although management has had success in negotiating these credit facilities in the past, there can be no assurance that the Company will be able to do so in the future (either at a price the Company will be able to sustain or at any price), or that the Company will have access to any alternative sources of funds in the future. Failure to secure sufficient funds will have a materially adverse effect on the Company. On or about November 1, 2004, the Company entered into a Settlement Agreement and Release with respect to certain business-related litigation. The Settlement Agreement calls for the Company to make payments totaling $900,000 during 2005. These payments have been partially provided for out of funds received during 2003 and previously treated as deferred gain, See Note 1 of the Notes to Financial Statements, above, and Part II, Section 1 "Legal Proceedings," below for a more complete description of the settlement amount.

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

        In particular, the Company's temporary loan from Savings Bank of Mendocino and its line of credit from CIT Group (both of which are more fully described below under "Other Loans and Credit Facilities") are now scheduled to fall due on December 1 and December 31, 2004, respectively. A failure to replace, renegotiate, or extend either of these agreements would have a significant adverse impact on the Company's liquidity and operations. Although management has been able to do so in the past, there can be no assurance that the Company will have access to the same or equivalent sources of funds in the future, either on a comparable basis or on any other terms acceptable to the Company.

        On April 4, 2004, the Company received a commitment from United Breweries of America, Inc. ("UBA"), one of its major shareholders, to the effect that UBA would provide the Company with such financial assistance as may be in UBA's power to prevent or avoid any default under either the CIT Group line of credit or the temporary loan from Savings Bank of Mendocino County when they become due. The terms of any such assistance have not yet been determined, however.

        On or about November 1, 2004, the Company entered into a Settlement Agreement and Mutual Release with GGDC (the "Settlement Agreement") to settle a legal dispute (more fully discussed in Part II, Item 1 of this Quarterly Report). Under the Settlement Agreement, the Company has agreed to make payments to GGDC totaling $900,000 in three installments during 2005. UBA has guaranteed these payments. Failure to make timely payment of dues to GGDC may result in GGDC enforcing its legal rights to collect the dues from the Company, which could potentially make it impossible, at least in the short term, for the Company to continue its operations.

        MASTER LINE OF CREDIT. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders, entered into a Master Line of Credit Agreement (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000, and originally included various conversion protection provisions. As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen (18) month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of September 30, 2004 was $1,515,400, and the accrued but unpaid interest thereon was equal to approximately $470,100.

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

        The outstanding principal amount of the Notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of September 30, 2004, the outstanding principal and interest on the notes was convertible into 1,323,635 shares of the Company's Common Stock. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which provides a written confirmation that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

        The Company and UBA have entered into a series of agreements to extend the term of the UBA Notes (the "Extension Agreement"). The latest of these Extension Agreements, which was entered into as of August 9, 2004, extends the term of the UBA Notes until August 31, 2005.

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

        On January 17, 2003, the term of this facility was extended to November 30, 2003. At the same time, the maximum credit available was increased to $3,500,000, and the Company was provided a term loan of $750,000 consisting of the original balance of $346,300 and a new term loan of $403,700 repayable in 30 equal consecutive monthly installments of $24,700, commencing February 1, 2003, with a final payment of $8,000. CIT Group subsequently amended and/or extended the term of this facility on December 1, 2003, January 30, 2004, February 27, 2004, May 3, 2004, July 1, 2004, and October 31, 2004 in order to allow the Company time to refinance. On July 1, 2004 CIT Group increased the term loan repayment to $10,000 per week. On October 31, 2004, the term of this facility was extended to December 31, 2004. Based on the Company's current level of accounts receivable and inventory, the Company has drawn the maximum amount permitted under the line of credit. As of September 30, 2004, the total amount outstanding on the line of credit was approximately $1,621,500. Management believes that it will be successful in refinancing this facility, but failure to do so would have a significant impact on the Company's liquidity and operations.

        SAVINGS BANK OF MENDOCINO TEMPORARY LOAN. On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended a temporary loan in the principal amount of $576,200 to the Company in order to finance the buy-out of equipment leased through Finova Capital Corporation. This loan, which is currently due for repayment on December 1, 2004, is secured by the existing assets of the Company and the assets released by Finova on lease termination. The rate of interest on the loan is 8%. Management believes that it will be successful in refinancing this agreement, but failure to do so would have a significant impact on the Company's liquidity and operations.

        NEDBANK LIMITED OPTION FACILITY: Nedbank Limited, a South African registered company ("Nedbank"), has provided UBSN with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility, which may be terminated by Nedbank at any time (with or without default) on thirty days' notice, is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of September 30, 2004 was approximately $1,060,700. The Company believes that Nedbank will continue to extend this facility, although there can be no guarantee that it will not call the outstanding balance at any time. A number of factors, including for instance adverse changes in the Company's financial condition, changes in Nedbank's lending policies unrelated to the Company, or adverse economic developments generally, could cause Nedbank to decline to do so. If Nedbank were to exercise its option to call the amount outstanding under this facility, the Company would have to find an alternative lender or source of funds to repay the balance owing to Nedbank. There can be no guarantee that the Company will be able to do so within the time frame provided under its agreements with Nedbank.

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

        WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 7.75% for the first nine months of 2004 and 7.35% (including the long term capital lease of equipment by Finova Capital Corporation Inc.) for the corresponding period in 2003. For loans primarily associated with Company's European territory, the weighted average rate paid was 6.75% for the first nine months of 2004 as compared to 5.80% for the corresponding period in 2003.

        KEG MANAGEMENT ARRANGEMENT: The Company entered into a keg management agreement with MicroStar Keg Management LLC as of September 1, 2004. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs.

        OVERDUE PROPERTY TAXES: As of September 30, 2004, the delinquent property taxes due on the Company's Ukiah property, including penalties and interest, totaled $695,100, representing the balance due for overdue taxes for the period from April 1999 to June 2003. Pursuant to an agreement with Mendocino County entered into in July of 2003, the balance of the overdue taxes will be paid in four annual installments, due on or before April 10, 2005, 2006, 2007, and 2008, each representing 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. Because of the large amount of taxes owed, and the County's ability to sell the Ukiah property to satisfy a delinquency, failure to settle these tax dues (including payments due under the payment plan) could have a serious adverse effect on the Company's business and financial condition.

        RESTRICTED NET ASSETS. The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $2,498,300 as of September 30, 2004. Under UBI's line of credit agreement, distributions and other payments to the Company from its subsidiary are limited to approximately $200,000 per year.

        CURRENT RATIO

        The Company's ratio of current assets to current liabilities on September 30, 2004 was 0.81 to 1.0 and its ratio of total assets to total liabilities was 1.38 to 1.0. On September 30, 2003, the Company's ratio of current assets to current liabilities was 0.83 to 1.0 and its ratio of total assets to total liabilities was 1.54 to 1.0.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 30, 2004, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has some interest-related market risk due to floating interest rate debt totaling $5,153,900 as of September 30, 2004.

        INTEREST RATE RISK

        The Company had total debt as of September 30, 2004 of $8,529,300, of which $4,773,900 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 3% or prime plus 4.25%). Its long-term debt (including current portion) as of September 30, 2004 totaled $5,411,500, of which $3,755,400 had fixed rates of interest and the balance of $1,656,100 were subject to variable rates. Short term debts amounted to $3,117,800, all of which were subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $47,700 in interest expense on the Company's variable rate loans.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

        In previous 2004 Quarterly Reports on Form 10-Q the Company has reported a civil action brought against it and certain of its employees and related parties by House of Daniels, Inc., dba Golden Gate Distributing Company ("GGDC"), arising out of the Company's termination, during 2003, of a written distribution agreement with GGDC (the "Action"). In addition to the Company, GGDC had also sued United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders; Dr. Vijay Mallya, who is the Chairman of the Board of the Company and of UBA; Mark Anderson, the Company's West Coast Sales Manager; and two distribution companies that were contracted by the Company to service between them the territory formerly handled by GGDC (the "Subsequent Distributors").

        In the course of the Action, a cross-complaint was filed against GGDC by the Company, and cross-complaints were filed against the Company by the Subsequent Distributors.

        Effective on or about November 1, 2004, the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") with respect to the Action. The Settlement Agreement releases the claims asserted in, arising out of, or related to the Action by GGDC against the Company and the other defendants, and by the Company against GGDC. The Agreement does not release, or even cover, the cross-claims asserted against the Company by the Subsequent Distributors, however.

        Under the terms of the Settlement Agreement, the Company is required to pay GGDC a total of $900,000 in settlement of all claims asserted by GGDC in the Action (the "Settlement Amount"). Payment is to be made in three installments:
$400,000 by January 31, 2005; $300,000 by June 30, 2005; and the remaining
$200,000 by December 31, 2005. No other payments are called for by any party to the Action. UBA has guaranteed the payment, in full, of each of the installment payments included in the Settlement Amount. (See Note 9 of the Notes to Financial Statements, in Part I, Item 1, above, for information on the accounting treatment accorded to this transaction.

ITEM 5.   OTHER INFORMATION.

        (a) On October 31, 2004, CIT Group agreed to extend until December 31, 2004 the term of its current line of credit to the Company. On November 1, 2004, Savings Bank of Mendocino County extended until December 1, 2004 the term of a $576,200 temporary loan. For more information about these facilities see
Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Resources" under the captions "CIT Group/Credit Finance Line of Credit" and "Savings Bank of Mendocino Temporary Loan," above.

ITEM 6    EXHIBITS.

          10.70 Secondment Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.

          10.71 Agreement to Extend Loan and Security Agreement between the Company, Releta Brewing Company LLC and The CIT Group/Credit Finance, Inc., dated October 31, 2004.

          10.72 Revised Promissory Note in favor of Savings Bank of Mendocino County, dated as of November 1 2004.

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


                                           MENDOCINO BREWING COMPANY, INC.


Dated:  November 12, 2004                  By: /s/ Dr. Vijay Mallya
                                               ---------------------------------
                                               Dr. Vijay Mallya
                                               Chairman of the Board and Chief
                                               Executive Officer



Dated:  November 12, 2004                  By: /s/ N. Mahadevan
                                               ---------------------------------
                                               N. Mahadevan
                                               Chief Financial Officer and
                                               Corporate Secretary

                                  EXHIBIT INDEX

NUMBER       EXHIBIT TITLE
------       -------------

10.70 Secondment Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.

10.71 Agreement to Extend Loan and Security Agreement between the Company, Releta Brewing Company LLC and The CIT Group/Credit Finance, Inc., dated October 31, 2004.

10.72 Revised Promissory Note in favor of Savings Bank of Mendocino County, dated as of November 1, 2004.

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