Form 10-K
period 2004-12-31
MENDOCINO BREWING CO INC
filed 2005-05-13
CIK 919134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

        The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the average of the closing bid and asked prices for such stock, as reported by the Nasdaq OTC Bulletin Board on June 30, 2004) was $554,327.95.

        The number of shares of the registrant's Common Stock outstanding as of March 30, 2005 was 11,473,914.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                         MENDOCINO BREWING COMPANY, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                         PAGE
                                     PART I.

ITEM 1.      BUSINESS                                                      1
ITEM 2.      PROPERTIES                                                   10
ITEM 3.      LEGAL PROCEEDINGS                                            11
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          11
ITEM 4A.     EXECUTIVE OFFICERS OF THE COMPANY

                                    PART II.

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                        12
ITEM 6.      SELECTED FINANCIAL DATA                                      15
ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                        15
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK                                                       27
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  27
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES                       28
ITEM 9A.     CONTROLS AND PROCEDURES                                      28

                                    PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT           29
ITEM 11.     EXECUTIVE COMPENSATION                                       31
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDERS MATTERS                33
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               35
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES                       37

                                    PART IV.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K                                                   38

                           FORWARD-LOOKING INFORMATION

        Various portions of this Annual Report on Form 10-K, including but not limited to the sections captioned "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operation," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to availability of financing for operations, successful performance of internal operations, the impact of competition, changes in distributor relationships or performance, and other risks discussed elsewhere in this Form 10-K and from time to time in the Company's Securities and Exchange Commission (the "Commission") filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and in general domestic and European economic and political conditions. Readers are cautioned not to place undue reliance on these forward-looking statements.

                                     PART I

ITEM 1.    BUSINESS

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

        The Company operates in two market and geographic areas, domestic (the United States) and European (including Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom as well as Canada (the "European Territory").

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

        The Company's European operations, which are conducted through its wholly-owned subsidiary United Breweries International (U.K.) Limited ("UBI") and UBI's own subsidiary UBSN, Ltd. ("UBSN"), consist primarily of the marketing and distribution of Kingfisher Premium Lager throughout the European Territory, and to a lesser extent the marketing and distribution of Sun Lik Chinese Lager in the U.K., in both cases through ethnic restaurants (Indian for Kingfisher Premium Lager and Chinese for Sun Lik), chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). The Company holds the license to brew and distribute Kingfisher Premium Lager from United Breweries Limited ("UB Limited"), an Indian corporation. The Company's Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the Board of UB Limited.

        Shepherd Neame, Ltd. ("Shepherd Neame"), a prominent English brewer, holds the license to brew and distribute Sun Lik (in the U.K. only) from an unrelated entity, the San Miguel Corporation; and in September 2001 Shepherd Neame granted UBSN a sublicense to distribute this beer (also in the U.K. only). All of the Company's beers sold in the European market and Canada are brewed in England under contract by Shepherd Neame. Although UBSN is the sole distributor of Kingfisher Premium Lager in the U.K., Ireland, continental Europe, and Canada, and of Sun Lik in the U.K., it does not physically distribute its products to its ultimate trade customers, relying instead on specialist restaurant trade distributors in the U.K. and Shepherd Neame, acting as UBSN's agent, on a commission basis, for the supermarket and liquor and convenience store trade.

COMPANY BACKGROUND

        MBC first bottled its flagship brand, Red Tail Ale, in December 1983, and made its initial public offering in February 1995. The Company completed construction of its brewery in Ukiah, California in May 1997. This facility, which has a current annual capacity of 60,000 brewers' barrels ("bbl."), was designed to enable the Company's production to be expanded to 200,000 bbl. per year with the addition of necessary equipment.

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

        On August 13, 2001, the Company acquired United Breweries International (U.K.) Limited ("UBI") together with UBI's own subsidiary UBSN, Ltd. ("UBSN"), from Inversiones Mirabel, S. A., a Panamanian corporation ("Inversiones"), in exchange for MBC stock valued at approximately $5,500,000 (the "UBI Acquisition"). The UBI Acquisition was considered to be a related-party transaction because at the time Inversiones was owned by a trust in which the Company's Chairman, Dr. Mallya, may be deemed to be a beneficial owner. The Company operates UBI and UBSN primarily in the marketing, sale, and distribution of Kingfisher Premium Lager in the Company's European Territory, and in the marketing and distribution of Sun Lik Chinese Lager in the U.K. Kingfisher Premium Lager, which is the flagship brand of UB Limited, an India-based brewing and distribution company, is a recognized international brand, with wide distribution outside the Company's market areas.

        As a result of the UBI Acquisition, the Company now holds, in addition to UBI and UBSN, the United States brewing and distribution rights for Kingfisher Premium Lager. The Company brews Kingfisher Premium Lager for U.S. distribution to the United States in both of its U.S. brewing facilities -- Saratoga Springs and Ukiah. The Company has engaged Shepherd Neame to brew Kingfisher Premium Lager for distribution in European Territory, and Sun Lik Chinese Lager for distribution in the U.K. only. (The Company does not brew or distribute Sun Lik Chinese Lager outside the United Kingdom.)

INDUSTRY OVERVIEW

        DOMESTIC MARKET

        The U.S. domestic beer market falls into a number of market categories, including among others low-priced, premium, super premium, lite, import, and specialty/craft beers. Domestically, the Company competes in the specialty/craft category, which is estimated to be in the range of 6 million barrels per year and comprised approximately 3% of total U.S. beer sales in both 2004 and 2003. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews. The Company refers to the United States as its "Domestic Territory."

        EUROPEAN TERRITORY

        The Company's European Territory includes Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom as well as Canada, although during both 2004 and 2003 Company sales in the United Kingdom constituted approximately 91% of all the Company's sales in the European Territory.

        The category in which the Company competes in Europe is primarily the Indian restaurant niche, although the Company does distribute its beers through other licensed premises and through other retail outlets such as supermarkets, liquor stores, and licensed shops and convenience stores. In the U.K., this market niche is estimated to be in the range of 150,000 to 175,000 bbl. per year. Management believes that, for Europe as a whole, this market niche is substantially larger. The Company offers two brands of beer in its European
Territory: Kingfisher Premium Lager (both within and outside the U.K.) and Sun Lik Chinese Lager (in the U.K. only). With approximately 7,000 premises in the U.K., the Indian restaurant niche is substantially larger than the equivalent Chinese restaurant market, which currently includes only about 3,500 premises in the U.K. The Company believes that the market share of Kingfisher Premium Lager in this niche has remained stable at approximately 22% in this market niche over the last three years.

        Both in the U.S. and in the European Territory, the rate at which the sales in the craft and specialty categories grow will have a material affect on the Company's business, financial condition, and results of operations. Actual industry performance will depend on many factors that are outside the control of the Company.

BUSINESS OF THE COMPANY

        SEGMENT INFORMATION

        Prior to 2001, the Company's business operations were exclusively located in the United States, where it was divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of annual gross sales (by revenue). With the Company's acquisition of UBI and UBSN in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 63% of the Company's gross sales during 2004 (as compared to 58% in 2003), with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales accounting for the remainder.

        During both 2004 and 2003, food and merchandise retail sales (substantially all of which took place at the Hopland tavern in Ukiah, California) continued to decrease as a percentage of overall sales, amounting to less than 1% in 2004 and less than 2% in 2003. With the closure of the restaurant at Hopland, Management expects that retail sales will in the future continue to represent an insignificant portion of overall sales. (See Note 16 to "Notes to Financial Statements," below.)

        THE HOPLAND TAVERN ALE HOUSE AND MERCHANDISE STORE

        The historic Hopland tavern ale house and merchandise store is a marketing tool for the Company's domestic market. Located on a tourist route in Hopland, California, 100 miles north of San Francisco, the Hopland Brewery opened in 1983 as the first new brewpub in California and the second in the United States since the repeal of Prohibition.

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

        In October 2003, the Company closed the restaurant located at the Hopland property. Management decided to close the restaurant because the space available for renewal at the end of the term of the current lease was limited, and the restaurant has traditionally done less business during the winter months. However, the Company continues to operate the tavern and merchandise stores. There was no significant cost incurred by the Company in shutting down the restaurant facility. Sales attributed to tavern and merchandise store were $ 211,200, $423,500 and $511,400 for the years 2004, 2003 and 2002 respectively.

        PRODUCTS

        For distribution in the United States, the Company brews seven principal ales, one wheat beer, three lagers, one stout and a root beer on a year-round basis, and two seasonal ales, all of which are brewed at the Company's proprietary facilities in Ukiah, California, and Saratoga Springs, New York.

        In the European Territory, the Company distributes only two beverages, Kingfisher Premium Lager and Sun Lik Chinese Lager, both of which are brewed for the Company by Shepherd Neame. (See below under "Licenses and Franchise Agreements" and Item III, Section 13 - Certain Relationships and Related Transactions - Shepherd Neame.")

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

        o KINGFISHER PREMIUM LAGER is a conventionally fermented specialty lager with a smooth crisp taste. In the domestic market, Kingfisher is currently available year around in 12 oz. six-packs, 22 oz. bottles, and on-draft. In the European market, it is available year-round, in 330ml and 660ml bottles in multi-packs in the U.K., Ireland, and continental Europe and in 330ml bottles in Canada, as well as in a variety of keg sizes. In the U.K., it is also available on draft through Indian restaurants.

        o RAPTOR RED LAGER is a traditional lager, with a smooth light feel and a crisp dry finish. It is currently available year round only on the West Coast in 12-oz. six packs and half-barrel kegs.

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

        In the European Territory, the Company's products are distributed primarily through sales by Indian restaurants. Such sales represent approximately 95% of the Company's total European sales volume, with the remaining sales coming through other ethnic restaurants (primarily Chinese) and in sales by supermarkets, liquor stores, and licensed shops and convenience stores. In the U.K., Kingfisher has maintained a market share of approximately 22% of the Indian restaurant market, through sales by some 7,000 Indian restaurants and other licensed premises. The majority of the Company's sales in these restaurants are through its approximately 3,500 on-tap draft installations. UBI also exports Kingfisher to 16 European markets outside of the U.K. and to Canada, and its growth in those markets typically develops alongside the growth of Indian restaurants in those markets.

        The Company does not physically distribute its products to its ultimate trade customers in the European Territory, relying instead on specialist restaurant trade distributors and Shepherd Neame, acting as UBSN's agent on a commission basis, for the supermarket and liquor and convenience store trade.

        SEASONALITY

        DOMESTIC OPERATIONS: Sales of Company's products are somewhat seasonal, with first and fourth quarters historically being slow. The volume of sales in any given year and region may also be affected by local weather conditions. It is not clear to what extent seasonality will affect the Company as it expands its capacity and its geographic markets.

        EUROPEAN OPERATIONS: Beer consumption in the United Kingdom, Ireland, and continental Europe has historically increased during the winter months. Although it is not clear to what extent seasonality and the expansion of its geographic markets will affect the Company, it is believed that the seasonality difference between the United States and United Kingdom-European markets will benefit the Company overall by smoothing out its income stream over the course of the year.

        Results of any market segment or geographic area for any given quarter may not necessarily be indicative of results that may be achieved in the same market segment or geographic area in other quarters or full fiscal year.

        COMPETITION

        In the United States, the Company competes against a variety of brewers in the craft beer segment, including brewpubs, microbrewers, regional craft brewers, and craft beer products of major national breweries. Additionally, the entire craft beer segment competes to some extent with other segments of the U.S. beer market, including major national brands like Budweiser and Miller and imported beers such as Heineken and Becks.

        The U.K. lager market is dominated by major international brands such as Carling, Budweiser, Becks, and Holsten Pils, both in the restaurant and pub segment and in sales through supermarkets and other retail outlets. The Company's products are marketed both through Indian and other restaurants and through major supermarket chains, smaller chains, and individual stores. In all these sectors, the Company faces competition from other ethnic and international brands produced by local and large international brewers.

        The Company's flagship brand in the European Territory is Kingfisher Premium Lager, which has maintained a market share of approximately 22% of the U.K. Indian restaurant market during each of the last three years. The Company vigorously promotes Kingfisher as the No.1. selling premium Indian Lager brand in the U.K. and continental Europe. The profile of this brand has been raised significantly through the Company's continued promotion of Kingfisher World Curry Week in support of the charity "Action Against Hunger" that works in the Indian sub-continent and south east Asia.

        The Company's products face tough competition both in the United States and on its European Territory. Increased competition in either market could hinder distribution of the Company's products, and have a material adverse effect on the Company's business, financial condition, and results of operations.

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

        The Company's major suppliers in the United States are Great Western Malting Co., Yakima, Washington, and Briess Malting, Milwaukee, Wisconsin
(malt); Yakima Chief, Inc., Sunnyside, Washington and S S Steiner, Inc, New York, New York (hops); Gamer Packaging Inc. Minneapolis, Minnesota (bottles and crown corks); Inland Paper Board and Packaging, Inc., Antioch, California and Empire State Container, Inc. Syracuse, New York (cartons); Sierra Pacific Packaging, Oroville, California and Caraustar, Ashland, Ohio (carriers); and Inland Printing Company Inc., Lacrosse, Wisconsin and DWS Printing Associates, Bay Shore, NY(labels).

        The Company's major supplier in Europe is Shepherd Neame, which brews on a contract basis all of the Company's products that are sold in Europe. The Company does not directly purchase any material amounts of agricultural commodities or other products in Europe.

        DEPENDENCE ON MAJOR CUSTOMERS

        Sales to the Company's top five customers in 2004 totaled $7,942,000, or approximately 25%, of the Company's total sales, as compared to $7,088,800 or 25% of total sales for 2003 and $6,718,100 or 26% of total sales for 2002.

        In the Company's domestic market, sales to its principal customer, Alta Marketing, constituted during 2004 approximately 10.2% of the Company's domestic sales (or approximately 3.8% of its total sales), as compared to approximately 10.1% of its domestic sales (or approximately 4.2% of total sales) in 2003. In 2002, sales to the Company's largest U.S. customer (then Golden Gate Distribution) constituted and 12.7% of domestic sales (and approximately 5.7% of total sales).

        Sales during 2004 to the Company's principal European customer, Shepherd Neame, represented approximately 15.3% of the Company's European Territory sales (or approximately 9.6% of the Company's total sales) for the year, as compared to approximately 15.5% and 14.6% of European Territory sales (or approximately 9% and 8% of total sales) in 2003 and 2002 respectively. No other individual customer accounted for more than 5% of the Company's total sales during 2004, 2003 or 2002.

        TRADEMARKS

        The Company has U.S. federal trademark registrations on the principal register of the United States Patent and Trademark Office for the following marks: MENDOCINO BREWING COMPANY word mark (Reg. No. 2,441,141), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL design mark (Reg. No. 2,011,817), BLUE HERON PALE ALE design mark (Reg. No. 2,011,816), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), EYE OF THE HAWK SPECIAL EDITION ANNIVERSARY ALE design mark (Reg. No. 2,011,815), YULETIDE PORTER word mark (Reg. No. 1,666,891), BREWSLETTER word mark (Reg. No. 1,768,639), PEREGRINE GOLDEN ALE word mark (Reg. No. 2,475,222), HOPLAND BREWERY word mark (Reg. No. 2,509,464), BLACK EYE ALE word mark (Reg. No. 2,667,078), and SUN LAGER PREMIUM HANDCRAFTED BREW word and design mark (Reg. No. 2,583,446).

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

        The Company's United States federal trademark registrations for the BLUE HERON word mark (Cancelled Reg. No. 1,820,076) and BLACK HAWK STOUT word mark (Cancelled Reg. No. 1,791,807) were cancelled as a result of alleged technical deficiencies in registration compliance filings. The Company continues to use the BLUE HERON and BLACK HAWK STOUT word marks and claims common law trademark rights in and to such marks. The Company presently has pending applications on file with the United States Patent and Trademark Office for the re-registration of the BLUE HERON word mark.

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

        The Company has acquired the trademark CARMEL BREWING COMPANY and any other variation of the same as used by Carmel Brewing Company and claims common law trademark rights in and to all such marks. The Company has also acquired the rights to use the RAZOR EDGE word mark through a License Agreement with Beverage Mates, Ltd. However, the Company is currently not using the RAZOR EDGE mark, and it is unclear whether it will use the mark in the future. The RAZOR EDGE License Agreement expires in 2008, but will be automatically renewed unless specifically terminated. License fees are calculated based on sales of the product. The Company has not had any material sales of this brand since 2001.

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

        LICENSE AND FRANCHISE AGREEMENTS

        In August 2001, the Company acquired UBI and its wholly-owned subsidiary UBSN, which hold the exclusive brewing and distribution rights for Kingfisher Premium Lager in the U.K., Ireland, continental Europe, and Canada through a Licensing Agreement with United Breweries Limited ("UB Limited"); and to Sun Lik Chinese Lager in the U.K. as a sub-licensee of Shepherd Neame, which holds a license to this trademark through a Licensing Agreement with San Miguel Corporation. (See Part III, Item 13 -- "Certain Relationships and Related Transactions," below.)

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

        Since 1998, UBI and UBSN have licensed to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the .K., Ireland, and continental Europe. (See Part III, Item 13 -- "Certain Relationships and Related Transactions - Shepherd Neame - Brewing Agreement," below.)

        In April 2004, the Company entered into a licensing agreement with Frank's Famous Foods ("FFF") and granted non exclusive license to FFF the trademark and trade name Red Tail Ale in the manufacture and sale of barbecue sauces ("Sauce"). FFF would pay a royalty varying between $1.50 to $3.00 per case of Sauce sold.

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

        The Company has built its own wastewater treatment plant for the Ukiah facility. As a consequence, the Company is not currently required to incur sewer hook-up fees at that location. If the Company's discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., the Company may be required to pay additional fees. The estimated cost of the wastewater treatment facility was $900,000, and the estimated cost of operating the plant is between $6,000 and $10,000 per month. The cost may increase with increased production. The Company has contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility for essentially the cost of transportation. The Company obtained a Mendocino County Air Quality Control Permit to operate the natural gas fired boiler in Ukiah; this permit is valid until August 30, 2005. Management expects this permit to be renewed.

        The Saratoga Springs facility is subject to various federal, state, and local environmental laws which regulate use, storage and disposal of various materials. The Company's solid waste products consist of spent grain, cardboard, glass, and liquid waste. As for solid waste, the Company has instituted at this facility a recycling program for cardboard, office papers and glass at a minimal cost to the Company. The Company sells spent grain to local cattle dairy farms. The Company pays approximately $1,600 per month towards sewer fees for liquid waste. The sewer discharge from the brewery is monitored and is within the standards set by the Saratoga County Sewer Department. The Company follows and operates under the rules and regulations of the New York Department of Environmental Conservation for Air Pollution Control.

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

        EMPLOYEES

        As of December 31, 2004, MBC employed 56 full-time and 11 part-time individuals in the United States, including 11 in management and administration, 42 in brewing and production operations, 2 in retail and tavern operations and 12 in sales and marketing positions. In England, UBI and UBSN together employed twelve people in sales and marketing and five in managerial and administrative positions. Management believes that the Company's relations with its employees are generally good.

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

ITEM 2.    PROPERTIES.

        In the United States, the Company owns nine acres of land in Ukiah, California on which its Ukiah brewery is operated. This facility is adequate for Company's current capacity and also has space for future expansion. Savings Bank of Mendocino County currently holds a first deed of trust on this property in connection with a loan advanced to the Company. (See PART II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Liquidity and Capital Resources - Long-Term Debt," below.) The principal amount outstanding on the loan as of December 31, 2004 was $2,299,400. CIT Group holds a second deed of trust on this property, securing a working capital facility granted to the Company. The amount owed to CIT Group by the Company under this credit facility was $1,563,300 as of December 31, 2004. (See MD&A -" Liquidity and Capital Resources -- Other Loans and Credit Facilities - CIT Group/Credit Finance Line of Credit," below). The Company owes approximately $720,100 to the County in overdue property taxes and accrued interest (See MD&A -" Liquidity and Capital Resources -- Other Loans and Credit Facilities - Overdue Property Taxes," below).

        The Company has estimated the life of the building at 40 years and depreciates the cost of the building on a straight-line method over its anticipated life. The Company does not depreciate the cost of the land. The Company's tax basis on the Ukiah facility is $10,206,300. Various other assets incorporated in this facility are being depreciated, on a straight-line basis, at between 10 and 20 years. Property taxes are currently assessed on the Ukiah property at a rate of 1.1%, for an annual tax of $112,300.

        The Company leases a 2,275 square foot building in Hopland on which the Hopland tavern ale house and merchandise store are located. The lease on this property expires in August 2010.

        The Company also leases 3.66 acres in Saratoga Springs, New York, on which Ten Springs Brewery operates under a lease. In November 2004, the lessor leased additional space for the use by the brewery as a warehouse and extended the term of the lease until November 2019. The Company has the option to renew the lease for two successive terms of five years if it is not in default at the time each option to extend the lease is exercised.

        The Company's Ukiah and Releta facilities have both been operating at significantly less than full capacity. The brewery in Ukiah, California has a current annual bottling capacity of approximately 90,000 brewers' barrels ("bbl.") on a single shift basis, whereas the annual sales from this facility were approximately 43,400 bbl., or 48% of maximum production capacity, in 2004, as compared with 47,300, or 53%, in 2003, and 47,400, or 53%, in 2002. The
brewery at Saratoga Springs, New York has a n annual bottling capacity of approximately 60,000 bbl. per year a on single shift basis, although its annual sales from this facility were approximately 16,300 bbl., or 27% of its maximum capacity, in 2004, as compared with 13,600, or 23%, in 2003, and 11,200, or 19%, in 2002.. Despite their under-utilization, both of these breweries incur costs for maintenance, property taxes, and other costs which are more consistent with their maximum capacities than they are with the current utilization levels of these facilities. This places demands on the Company's capital, liquidity, and management resources. places demands upon the Company's resources. Failure to adequately meet those demands may have a material adverse affect on the Company's business, financial condition, and results of operations..

        The Company leases certain equipment and vehicles under capital and operating leases which expire at varying times from September 2005 to April 2008. Additionally, the Company leases equipment under various smaller leases. As these leases expire, it is anticipated that the equipment will be acquired pursuant to the terms of the leases and the vehicles will be surrendered.

        In the U.K., UBSN's lease for office premises located at Faversham, Kent, in England expired in November 2004 but has been extended on quarterly basis. UBSN is currently negotiating a new lease. The Company does not own or lease any other material properties in Europe.

        The Company considers its land, buildings, improvements, and equipment to be well maintained and in good condition, and adequate to meet the operating demands placed upon them. In the opinion of Management, all of these properties are adequately covered by insurance.

ITEM 3.    LEGAL PROCEEDINGS.

        Effective March 28, 2003, the Company terminated a written distribution agreement with the House of Daniels, Inc., dba Golden Gate Distributing Company ("GGDC"). On April 1, 2003, GGDC filed an action in Marin County Superior Court, naming the Company and Mr. Mark Anderson (who is employed by the Company as a sales manager) as defendants, and seeking actual and punitive damages in an amount not stated in the complaint (the "Action"). GGDC's Action asserted claims for breach of contract, breach of the covenant of good faith and fair dealing, unfair business practices, and negligent and intentional interference with economic relationships, all arising out of the allegedly wrongful termination of the GGDC distribution agreement.

        On January 21, 2004, GGDC filed an amended complaint, naming as additional defendants Dr. Vijay Mallya, the Company's Chairman; United Breweries of America, Inc., one of its principal shareholders("UBA"); and the distribution companies now servicing the territory formerly handled by GGDC("Subsequent Distributors").

        Effective on or about November 1, 2004, the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") with respect to the Action. The Settlement Agreement releases the claims asserted in, arising out of, or related to the Action by GGDC against the Company and the other defendants, and by the Company against GGDC. Under the terms of the Settlement Agreement, the Company is required to pay GGDC a total of $900,000 in settlement of all claims asserted by GGDC in the Action (the "Settlement Amount"). Payment is to be made in three installments: $400,000 by January 31, 2005; $300,000 by June 30, 2005; and the remaining $200,000 by December 31, 2005. UBA has guaranteed the payment, in full, of each of the installment payments included in the Settlement Amount. The Company made the first payment of $400,000 on March 4, 2005 along with applicable interest as per the terms of settlement.

        The Settlement Agreement entered into with GGDC released the claims asserted in, arising out of, or related to the Action by GGDC against the Company and the other defendants, and by the Company against GGDC; it does not, however, release, or even cover, the cross-claims asserted against the Company by the Subsequent Distributors.

        The Company entered into another Settlement Agreement and Release, effective as of December 9, 2004, with the Subsequent Distributors (the "Distributors' Settlement Agreement"), under the terms of which the cross-claims asserted against the Company by the Subsequent Distributors was also released. Under the terms of the Distributors' Settlement Agreement, the Company agreed to pay the Subsequent Distributors a total of $34,250 in settlement of all claims. As of the date of this report, $31,486, has already been deducted from invoices otherwise payable to the Company. The remaining $2,764 is expected to be deducted, in one remaining installment on April 29, 2005, from then-outstanding invoices, at which time the entire settlement amount will have been paid in full.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During 2004, two of MBC's former directors, Mr. Neame and Mr. Townshend, resigned from the Board. Thereafter, the Board of Directors acted to reduce the size of the Board from eight to seven members. All six of the remaining Board members agreed to stand for re-election, and Scott Heldfond, a San Francisco-based businessman, was nominated to fill the remaining place on the Board. MBC held its 2004 Annual Meeting of Shareholders on January 14, 2005. At that meeting, MBC's shareholders voted to elect all seven of the Board's nominees for Director. The votes cast for each of the nominees were as follows. There were no broker non-votes; ballots for a total of 1,191,193 shares were not cast with respect to any candidate.

               Director's Name              Votes for        Withheld
              ---------------------------------------------------------

               Vijay Mallya                10,006,069         69,612
               H. Michael Laybourn         10,041,264         34,417
               Jerome G. Merchant          10,019,169         56,512
               Sury Rao Palamand           10,006,069         69,612
               Kent D. Price               10,007,869         67,812
               Yashpal Singh               10,005,669         70,012
               Scott R. Heldfond           10,008,569         67,112

        The Company's shareholders also voted to ratify the selection of Moss Adams, LLP as independent certified accountants to audit the Company's financial statements for the fiscal year ending December 31, 2004. The votes were cast as follows: for, 10,019,583; against, 33,815; abstain, 22,283. There were no broker non-votes; ballots for a total of 1,191,193 shares were not cast with respect to the selection of Moss Adams, LLP.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

MARKET INFORMATION

        Since May of 2002, the Company's Common Stock has been quoted on the Nasdaq OTC Bulletin Board, under the symbol "MENB". The table below sets forth, for the fiscal quarters indicated, the reported high and low bid prices for the Company's Common Stock, as reported on the OTC Bulletin Board. The information listed below reflects inter-dealer bids, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                             High         Low
                                             ----         ---

              2004
              ----
                First Quarter                $0.20        $0.20
                Second Quarter               $0.21        $0.20
                Third Quarter                $0.21        $0.20
                Fourth Quarter               $0.25        $0.11

              2003
              ----
                First Quarter                $0.27        $0.16
                Second Quarter               $0.22        $0.16
                Third Quarter                $0.35        $0.16
                Fourth Quarter               $0.20        $0.18

        The Company had approximately 2,334 holders of its common stock of record as of March 31, 2005. The Company has never paid a cash dividend on its Common Stock and Management does not expect the Company to pay cash dividends in the foreseeable future. The Company's credit agreements provide that the Company may not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that similar restrictions will remain in effect for as long as the Company has significant bank financing.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        As of December 31, 2004, the Company had authorized and issued equity compensation in the following amounts.

                                                                                        Number of securities
                                                 Number of                               remaining available
                                             securities to be                            for future issuance
                                                issued upon                                 under equity
                                                exercise of        Weighted-average         compensation
                                                outstanding       exercise price of        plans(excluding
                                             options warrants    outstanding options,   securities reflected
                                                and rights       warrants and rights       in column (a))
            Plan Category                           (a)                  (b)                     (c)
Equity compensation plans approved by             340,385              $0.73                       --
   security holders

Equity compensation plans not                           *                  *                  343,960
   approved by security holders
       Total                                      340,385              $0.73                  343,960

        ----------------
        * See " Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities," below for a description of the Company's Director's Compensation Plan.

RECENT SALES OF UNREGISTERED SECURITIES

        The Company's policy with respect to compensation of outside Directors of MBC for their services as Directors is as follows: each outside Director receives $3,000 per Board meeting attended and $1,000 per committee meeting attended.

        Prior to 2003, the Company had a policy of granting shares of Common Stock in lieu of cash to non-employee directors at their option, as compensation for their attendance at meetings of the Board of Directors and of Committees of the Board on which they serve, based on a standard schedule of $3,000 per Board meeting attended and $1,000 per committee meeting attended. However, because the market value of the Company's Common Stock fell below fifty cents per share during the latter half of 2002, and has since remained consistently below $1.00 per share (at times falling below twenty cents per share) - which would have increased quite significantly the number of shares otherwise issuable to these Directors -- the Board of Directors adopted a Directors' Stock Grant Plan under which non-employee Directors would receive, as compensation for Board and Committee meetings attended, shares of the Company's Common Stock valued at the higher of the book or market value as on the last day of each year in respect of compensation due for the years 2002, 2003, and 2004.

        Effective as of January 31, 2005, therefore, stock grants based on the book value of the Company's Common Stock were approved under the Directors' Stock Grant Plan in respect of compensation due to Directors Michael Laybourn, Sury Rao Palamand, and Kent Price for their service on the Board and various Board Committees during 2002 and 2003, in each case assuming a fair market value of $0.56 per share for shares so granted with respect to 2002 and $0.58 per share for shares so granted with respect to 2003. Mr. Laybourn received stock grants totaling 15,978 shares for his services in 2002 and 15,585 for such services in 2003; Mr. Palamand received grants totaling 21,303 shares for 2002 and 22,513 shares for 2003; and Mr. Price received grants totaling 24,853 shares for 2002 and 24,245 shares for 2003. Management believes that the issuance of such shares was exempt from registration pursuant to Section 4(2) of the Act because of the limited number of recipients and the fact that each of the recipients has significant business experience, financial sophistication, and intimate knowledge of and familiarity with the business of the Company. Compensation due for the year 2004 is expected to be issued later this year in the form of shares at book value as of December 31, 2004.

        The Company's policy for compensation of its non-employee Directors has in the past included the annual issuance of options, pursuant to the Company's 1994 Stock Option Plan (the "Plan"), to purchase a number of shares of the Company's Common Stock having a fair market value of $25,000. The Plan expired in 2004, however, and to date no new option or similar plan has been adopted by the Board. The Board may adopt new plans and guidelines for adoption later in the year.

        Pursuant to a Master Line of Credit Agreement between the Company and United Breweries of America, Inc. (discussed in Part II, Item 7, below, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources - Master Line of Credit Agreement"), the Company issued thirteen (13) promissory notes to United Breweries of America, Inc. ("UBA") between September, 1999, and July, 2001 (the "UBA Notes"). (A fourteenth note, on the same terms as the others but in the amount of $400,000 (the "New Note"), was issued to UBA on March 2, 2005.) The outstanding principal amount of the UBA Notes and the New Note, and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2004, the outstanding principal and interest on the UBA Notes totaled approximately $2,010,050, and the UBA Notes were convertible into 1,340,034 shares of the Company's Common Stock. (The New Note could currently be converted into an additional 266,667 shares.) If the UBA Notes and the New Note were deemed to be securities, the Company's Management believes that the issuance of all such notes was exempt from registration pursuant to Section 4(2) of the Act because UBA, the sole offeree and recipient thereof, has significant business experience, financial sophistication, and knowledge of and familiarity with the business of the Company. Management believes that if these notes were eventually to be converted into shares of the Company's Common Stock, the issuance of such shares would also be exempt from registration pursuant to
Section 4(2) of the Act.

ISSUER PURCHASE OF EQUITY SECURITIES

        None.

ITEM 6     SELECTED FINANCIAL DATA.

        In August of 2001, the Company acquired all the outstanding stock of United Breweries International (U.K.) Limited ("UBI"), which had as a wholly-owned subsidiary UBSN, Ltd. ("UBSN"), in exchange for 5,000,000 shares of MBC's Common Stock. Since it was considered a related party transaction, this acquisition was required to be reported on an "as-if pooled" basis. The Company's consolidated financial statements have been presented as if the acquisition of UBI had occurred on January 1, 2000.

         STATEMENT OF OPERATIONS DATA

                                                                YEARS ENDED

                                      2004          2003            2002          2001            2000
    Sales                         $32,157,900    $28,864,300    $26,085,100    $24,638,600    $22,432,900
    Less Excise Taxes                 652,400        673,900        651,600        666,000        563,700
    Net Sales                      31,505,500     28,190,300     25,433,500     23,602,300     21,869,200
    Cost of goods sold             21,045,500     19,145,500     16,892,800     15,907,500     14,043,300
    Gross Profit                   10,460,000      9,044,800      8,540,700      8,065,000      7,825,900
    Operating Expenses              9,755,600      8,067,300      7,312,000      7,822,200      7,162,900
    Depreciation &
       Amortization                 1,031,300      1,127,100      1,049,000      1,083,300      1,169,600
    Net income (Loss)                (468,900)        46,900     (1,729,800)    (2,843,600)      (115,200)
    Net income (Loss) per               (0.04)          0.00          (0.15)         (0.26)         (0.01)
       common share
       Common shares
       outstanding                 11,266,874     11,266,874     11,266,874     11,083,228     11,080,498

         BALANCE SHEET DATA

                                                                 DECEMBER 31,

                                      2004          2003            2002          2001            2000

    Cash and Cash                 $   526,600        554,300         146,800         89,800        208,300
    equivalent
    Working capital               (2,215,100)     (1,795,600)      (2,673,00)    (2,470,500)    (1,738,300)
    Property and equipment         13,533,900     13,874,800      14,159,400     14,640,600     14,862,300
    Deposit and other
       assets                         205,100        188,600          73,600         87,500         87,400
    Total assets                   24,363,100     23,471,700      22,289,600     23,947,400     24,883,000
    Long term debt                  3,384,800      3,730,300       3,290,200      3,775,100      4,165,900
    Capital lease                      62,600        204,100         193,900        925,000      1,396,900
    Total liabilities              18,209,100     16,965,100      15,943,200     16,085,800     14,488,900
    Accumulated deficit           (8,916,500)    (8,447,600)     (8,494,500)    (6,764,700)    (3,859,000)
    Shareholders equity             6,154,000      6,506,600       6,346,400      7,861,600     10,394,100

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

        The Company reported a net loss for the year 2004, primarily as a result of increased legal expenses and one-time settlement expenses relating to a legal dispute. (See Part I, Item 3 - "Legal Proceedings," above.) The Company's losses were partially offset by increased sales in the European Territory and a favorable exchange rate.

        The Company's United States brewing operations sales were 59,616 bbl during 2004., as compared to 60,871 bbl. and 58,616 bbl. sold in 2003 and 2002 respectively. Sales out of the Ukiah facility amounted to 43,358 bbl., 47,315 bbl. and 47,440 bbl. respectively for the years 2004, 2003 and 2002. Sales out of the Saratoga Springs facility amounted to 16,258 bbl., 13,556 bbl., and 11,176 bbl. for the years 2004, 2003 and 2002 respectively. During the year 2004, the Company bottled 1,157 bbl (none in 2003 and 2002) of cider products for California Cider Company.

        The Company sold 67,493 bbl. in its European Territory during 2004 as compared to 64,115 bbl. and 57,072 bbl. sold during 2003 and 2002 respectively. Sales to the United Kingdom customers were 61,564 bbl., 58,501 bbl. and 51,426 bbl. during 2004, 2003 and 2002 respectively. Sales to continental Europe and Canada customers were 5,929 bbl., 5,614 bbl. and 5,646 bbl. during 2004, 2003 and 2002 respectively.

        The Company introduced a few new products during 2004. During the first quarter, the Company launched Talon Barley Wine Ale in 22 oz. bottles on the West Coast, followed by a second launch in the East Coast during the fourth quarter. UBSN also launched Kingfisher natural spring water in the Indian restaurant trade in February. In July, the Company entered into a bottling contract with California Cider Company to bottle their cider products. During the fourth quarter, the Company launched Winter Ale Special Edition in 12 oz. six packs on the East Coast.


RESULTS OF OPERATIONS

                         YEAR 2004 COMPARED TO YEAR 2003

        NET SALES

        As used herein, the term "net sales" refers to gross sales less excise taxes. Overall net sales for 2004 were $31,505,500, an increase of $3,315,200, or 11.76%, as compared to $28,190,300 in 2003. Sales volume and price increases in the European Territory contributed to the increase in sales.

        DOMESTIC OPERATIONS: Net U.S. sales were $11,245,600 in 2004, compared to $11,341,500 for 2003, representing a decrease of 0.8%. Sales volume of beer for the year decreased by 1,255 barrels, to 59,616 barrels a decrease of 2.1% as compared to 60,871 barrels in 2003. The decrease was mainly due to reduction in contract brands which decreased by 1,532 bbl, decreases in the sale of the Company's brands (other than Kingfisher) by 654 bbl, offset partially by increase in sale of Kingfisher Premium Lager by 931 bbl. During 2004, the Company bottled 1,157 bbl of cider products for California Cider Company on a contract basis. The decrease in overall net sales during 2004 was mainly due to decrease of $214,000 in retail sales at the Hopland tavern ale house and merchandise store, a decrease of 50.3% when compared to retail sales of $425,300 during 2003, due to closure of the restaurant located at the Hopland in the year 2003. Net sales associated with wholesale shipment of beer and bottling cider increased by $118,000 during the year 2004, an increase of 1.08% compared to 2003.

        EUROPEAN TERRITORY: Net sales in the Company's European Territory were $20,259,900 ((pound)11,052,900) in 2004, compared to $16,848,800 ((pound)
10,310,700) during 2003. The increase is attributed to increase in sales volume and increase in sales prices effected in April 2004 in the United Kingdom. Because of exchange rate fluctuations, when the net sales results are compared in dollars they amount to an increase of 20.3%, as compared to 2003, while when measured in Pounds Sterling, the increase is only 7.2%. The Company sold 67,493 bbl. in its European Territory during 2004, an increase of 3,378 bbl. or 5.3%, as compared to 64,115 bbl. sold during 2003.

COST OF GOODS SOLD:

        Overall cost of goods sold during 2004 was $21,045,500, as compared to $19,145,500 during 2003, an increase of $1,900,000, or 9.9%. As a percentage of net sales, costs of goods sold was 66.8% in 2004, as compared to 67.9% during 2003. (The foregoing amounts are calculated in U.S. dollars, and do not take into account the effect of exchange rate fluctuations on the actual costs of goods sold in the Company's European Territory.)

        DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during 2004 was 66.4%, as compared to 70.3% during the year 2003, representing a decrease of 3.9%. The decrease was due mainly to decrease in depreciation and retail operation costs because of the closure of the restaurant in Hopland. The Company relies heavily on natural gas to operate its brewing operations, and electricity to operate its bottling and refrigeration units. Any significant increase in the use or charges of these utilities could significantly impact operations.

        EUROPEAN TERRITORY: As a percentage of net sales, cost of goods sold in the United Kingdom during 2004 was 67.5%, as compared to 66.8% during 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations). The increase was mainly due to exchange rate fluctuations and price increase by Shepherd Neame.

GROSS PROFIT

        As a result of the higher sales volumes, price increases, and exchange rate fluctuations described above, gross profit for 2004 (expressed in dollars) grew to approximately $10,460,000, an increase of approximately $1,415,200, or 15.6%, as compared to gross profit of $9,044,800 achieved in 2003. As a percentage of net sales, the Company's overall gross profit during the year 2004 increased to 33.2%, as compared to 32.1% for 2003, largely as a result of increases in sales volume and sales revenue.

OPERATING EXPENSES

        Operating expenses for the year 2004 were $9,755,600, an increase of $1,688,300, or 20.9%, as compared to $8,067,300 for 2003. Operating expenses consist of marketing and distribution expenses, general and administrative expenses, and retail operating expenses.

        MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of salesmen's salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and related costs. For 2004, such expenses were $5,841,200, an increase of $1,417,300, or 32%, as compared to $4,423,900 in 2003. As a percentage of net sales, the Company's marketing and distribution expenses increased to 18.5% in 2004, as compared to 15.7% in 2003.

        DOMESTIC OPERATIONS: Domestic marketing and distribution expenses in 2004 were $1,561,900, an increase of $222,200, or 16.6%, as compared to the $1,339,700 incurred during 2003. These expenses were equal to 13.9% of U.S. net sales during the year 2004, as compared to 11.8% during 2003. This increase is primarily due to salary increases effected during the beginning of the year 2004 and increase in the Company's U.S. sales staff during the last quarter of the year 2003, which resulted in increased compensation, travel, entertainment and sampling expenses during the year 2004.

        EUROPEAN TERRITORY: Marketing and distribution expenses in the European Territory during 2004 were $4,279,300, an increase of $1,195,100, or 38.8%, as compared to $3,084,200 during 2003. As a percentage of net sales in the United Kingdom, such expenses increased to 21.1% during 2004, as compared to 18.3% during 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase was due primarily to increased advertising and promotional activities, including marketing and sales promotion expenses; higher personnel costs; personnel costs and sales commissions due to increased sales in supermarkets and convenient stores; startup costs associated with launch of Kingfisher Natural Spring Water; freight costs due to higher sales and distribution; and increases in the costs of repair and replacement of beer dispensing equipment installed in bars by the Company. These increases were partially offset by decreases in freight costs due to a reduction in export sales, and other miscellaneous distribution expenses.

        GENERAL AND ADMINISTRATIVE EXPENSES: The Company's general and administrative expenses were $3,774,900 for 2004, representing an increase of $454,900, or 13.7%, over $3,320,000 for 2003. These expenses were equal to 12% of net sales for 2004, as compared to 11.8% of net sales for 2003.

        DOMESTIC OPERATIONS. Domestic general and administrative expenses were $1,955,200 for 2004, representing an increase of $121,600, or 6.6%, over $1,833,600 for 2003. The increase was primarily due to $88,600 in increased legal expenses caused by a legal dispute with a distributor and $65,200 in loan and lease fee related to Company's refinancing efforts. This increase was partly offset by decreases primarily in director's remuneration, bad debt, rent, certain one time professional fees incurred in the year 2003 and bank charges.

        EUROPEAN TERRITORY. General and administrative expenses related to the European Territory were $1,819,700 for 2004, representing an increase of $333,300, or 22.4%, as compared to $1,486,400 for 2003. These increases were led by higher remuneration costs, and increased depreciation expenses.

        RETAIL OPERATING EXPENSES: Retail operating expenses for 2004 were $139,500, representing a decrease of $183,900, or 56.7%, from $323,400 in 2003.
As a percentage of net sales, retail operating expenses decreased to 0.4% as compared to 1.1% for the year 2003. The decrease in retail operating expenses consisted mainly of decreases in labor expenses as a result of reduced hours of operation of the tavern and closure of the restaurant.

OTHER EXPENSES

        Other expenses totaled $1,051,500 in 2004, representing an increase of $385,600, or 57.9%, when compared to $665,900 in 2003. The increase was primarily a result of one time legal dispute settlement expenses in connections with a legal dispute (Refer Part I, Item 3, Legal Proceedings above), higher interest expenses and profit on sale of assets. Additionally, during the third quarter of 2003 the Company had the benefit of a one-time payment of $122,000 as a result of the early termination of a brewing contract by Wolavers Enterprises, LLC.

INCOME TAXES

        The Company's provision for income taxes was $121,800 for 2004, a drop of $142,900, or 54%, as compared to $264,700 for 2003. The provision for taxes includes $118,000 related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

        As of December 31, 2004, the Company had approximately $10,928,400, $3,522,400 and $1,767,300 of Federal, California, and New York net operating losses, respectively, available to carry forward. Of the Federal and New York net operating losses, approximately $1,963,100 will expire in 2013, and the remainder will expire through 2024. The State of California has suspended the ability to use net operating loss carryforwards until 2005. The Company anticipates that any taxable income in California during this period will be offset by investment tax credits. The California net operating losses begin to expire in 2005 and will continue to expire through 2012. The Company also has $141,400 of California Manufacturers' Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007. The Company has recorded a valuation allowance of $3,375,000 on deferred tax assets for net operating loss carryforwards that may expire prior to utilization. Management believes that the Company could still utilize the deferred tax assets in the ordinary course of business, but due to the significant time period that may elapse before utilization, Management has decided that a valuation allowance was necessary. The Company is implementing various strategies to achieve profits sufficient to utilize these assets.

NET INCOME

        The Company's net loss for 2004 was $468,900, a decrease of $515,800 as compared to a net income of $46,900 for the year 2003. After providing for a foreign currency translation adjustment of $116,300 for 2003 ($113,300 for 2003), the Company's comprehensive 2004 loss was $352,600, as compared to an income of $160,200 in 2003.

                         YEAR 2003 COMPARED TO YEAR 2002

NET SALES

        Overall net sales for 2003 were $28,190,300, an increase of $2,756,800, or 10.8%, as compared to $25,433,500 in 2002. Sales volume and (in the European Territory) price increases contributed to the increase in sales.

        DOMESTIC OPERATIONS: Net U.S. sales were $11,341,500 in 2003, compared to $11,017,900 for 2002, representing an increase of 2.9%. Sales volume for the year increased by 2,255 barrels, to 60,871 barrels an increase of 3.84% as compared to 58,616 barrels in 2002 The growth reflects increases in the sale of the Company's brands (other than Kingfisher) by 1,307 bbl., contract brands by 857 bbl, and by 91 bbl. of Kingfisher Premium Lager. The increase in overall net sales during 2003 was achieved mainly by higher wholesale shipments, which represented an increase of $409,700 over the wholesale shipments during 2002. Retail sales for the year decreased by $86,100, to $425,300, a decrease of 16.84% when compared to retail sales of $511,400 during 2002.

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

COST OF GOODS SOLD:

        Overall cost of goods sold during 2003 was $19,145,500, as compared to $16,892,800 during 2002, an increase of $2,252,700, or 13.34%. As a percentage of net sales, costs of goods sold was 67.9% in 2003, as compared to 66.4% during 2002. (The foregoing amounts are calculated in U.S. dollars, and do not take into account the effect of exchange rate fluctuations on the actual costs of goods sold in the Company's European Territory.)

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

        MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses were $4,423,900, an increase of $179,500, or 4.2%, as compared to $4,244,400 in 2002. As a percentage of net sales, the Company's marketing and distribution expenses decreased to 15.7% in 2003, as compared to 16.7% in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

        Unused capacity at the Ukiah and Saratoga Springs facilities (see part I, Item 2, Properties," above) has continued to place demands on the Company's working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital. The Company has entered into a substantial number of loans, lines of credit, other credit facilities, and lease agreements over the last several years. In order to continue its operations, the Company will have to make timely payments of its debt and lease commitments as they fall due. Any breach of a loan or lease which actually leads to default, or to an attempt by a creditor to exercise its rights in the Company's tangible or intangible assets, could potentially make it difficult, at least in the short term, for the Company to continue its operations.

        The Company does not currently have sufficient funds available to repay certain loans as they become due. So far, the lenders have extended their loans to facilitate refinancing. Subsequent to year-end, the Company successfully extended a debt and secured commitment from the lender for extension of the loan until May 2006 (see "OTHER LOANS AND CREDIT FACILITIES - Savings Bank of Mendocino Temporary Loan," below). It also obtained a new $2,000,000 secured revolving credit Facility and a loan of $31,240 (See "BFI LOAN AND LINE OF CREDIT," below.) The proceeds from this new loan and line of credit were used to pay off the outstanding loan from CIT Group on May 6, 2005.

        Additionally, one of the Company's majority stock holders has guaranteed to provide financial support to avoid possible default action by Savings Bank of Mendocino County.

BFI LOAN AND LINE OF CREDIT

        On May 5, 2005, the Company entered into a receivables and inventory-based line of credit transaction with BFI Business Finance ("BFI"), pursuant to which BFI has provided the Company with a $2,000,000 maximum revolving line of credit with an advance rate based on 80% of MBC's qualified accounts receivable, 70% of Releta's qualified accounts receivable, and 50% of the eligible inventory carried by both MBC and Releta (the "BFI Line of Credit").

        The BFI Line of Credit has an initial term of twelve months, but it can be automatically extended, at the Company's option, for an unlimited number of additional twelve-month periods. However, BFI also retains the right to terminate the BFI Line of Credit at any time, upon 30 days' notice. The minimum monthly interest payment under the BFI Line of Credit is approximately $6,000, and there is no prepayment fee if the BFI Line of Credit remains outstanding for a minimum of six (6) months. The BFI Facility carries an interest rate equal to the greater of 9.5%, or the prime rate announced in the Western edition of the Wall Street Journal plus 3.75 %, payable monthly. The facility is also subject to a monthly administrative fee of 0.40%.

        At the same time, BFI also advanced the Company $31,240 under a promissory note (the "BFI Note" and, together with the BFI Line of Credit, the "BFI Facility"). The BFI Note is interest-only until September of 2005; principal under the BFI Note is payable in four equal monthly installments commencing in September 2005.

        On May 6, 2005, the Company used the entire immediately available amount drawable under the BFI Facility to pay off the balance remaining outstanding under the CIT Group Line of Credit discussed below (see "OTHER LOANS AND CREDIT FACILITIES -- CIT GROUP/CREDIT FINANCE LINE OF CREDIT").

        MASTER LINE OF CREDIT. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000. The Company and UBA executed an Extension of Term of Notes under Master Line of Credit Agreement in February 2002, which was later amended in August 2002, and again in March, August 2003 and August 2004 (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the UBA Notes for a period ending on August 14, 2005. Because these notes are subordinated to the BFI Facility and the SMBC Temporary Loan (discussed below), the Company does not expect to make payments on the notes within the next year. The Company also expects the maturity dates of the UBA Notes to be extended again, although it has received no written assurance that this will be the case.

        The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2004, the outstanding principal and interest on the notes was convertible into 1,340,034 shares of the Company's Common Stock. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

        UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen (18) month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of February 28, 2005 was $1,515,371, and the accrued but unpaid interest thereon was equal to approximately $511,494. These amounts reflect an increase of approximately $105,300 in the interest currently due on the UBA Notes, as compared to December 31, 2003.

        The UBA Notes and the New Note (which is on essentially the same terms as are the UBA Notes) require the Company to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted the Company to capitalize all accrued interest; therefore, the Company has borrowed the maximum amount available under the facility. Upon maturity of any UBA Note or New Note , unless UBA has given the Company prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Note may be converted, at the option of UBA, into shares of the Company's common stock. If UBA does not elect to so convert any UBA Note or New Note upon maturity, it has the option to extend the term of such notes for any period of time mutually agreed upon by UBA and the Company. During the extended term of any note, UBA has the right to require the Company to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days.

        (For further information about the Credit Agreement please refer to "PART III, Item 13 - Certain Relationships and Related Transactions -Master Line of Credit Agreement," below.)

        LONG TERM DEBT: MBC has obtained a $2.7 million loan from Savings Bank of Mendocino County ("SBMC"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan is payable in partially amortizing monthly installments of $24,443 including interest at the rate of 7.24%, maturing December 2012 with a balloon payment in the amount of $932,600. The interest rate is adjusted on every five year anniversary of the agreement to the Treasury Constant Maturity Rate plus 4.17%. The amount of the balloon payment will vary depending on the change in interest rates over the years. In addition to the Ukiah land and facility, this loan is secured by some of the other assets of the Company (other than the Releta facility), including, without limitation, most of the Company's equipment. The amount outstanding as of December 31, 2004 on this facility was $2,299,400.

        EQUIPMENT LEASE: From 1996 until 2003, Finova Capital Corporation ("Finova") leased new brewing equipment with an original total cost of approximately $1.78 million to MBC, with monthly rental payments of approximately $27,100 each. During 2003, the Company exercised its option to purchase the equipment at a cost of approximately $576,200.

OTHER LOANS AND CREDIT FACILITIES.

        CIT GROUP/CREDIT FINANCE LINE OF CREDIT: The CIT Group/Credit Finance, Inc. provided MBC a $3,000,000 maximum line of credit secured by all accounts, general intangibles, inventory, and equipment of MBC except for the specific equipment and fixtures of the Company leased from Finova Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to MBC as an initial term loan, which was repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. As of December 31, 2004, the total amount outstanding on the line of credit was approximately $1,563,300. The Company used the proceeds from the BFI Facility to pay off the entire amount outstanding on May 6, 2005.

        SAVINGS BANK OF MENDOCINO TEMPORARY LOAN: On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended a temporary loan in the principal amount of $576,200 to MBC in order to finance a buy-out of equipment leased through Finova Capital Corporation. The lender has committed to extend the loan until May 2006. The rate of interest on the loan is prime plus 3%.

        NEDBANK BANK LIMITED OPTION FACILITY: Nedbank Limited (formerly Necor Bank Limited), a South African registered company, has provided UBSN with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of December 31, 2004 was approximately $1,729,500.

        SHEPHERD NEAME LOAN: Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for the Company's European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of (pound)600,000 (Pounds Sterling) to UBSN, repayable in annual installments of (pound)60,000 (Pounds Sterling) per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year. (For more information about this loan please see "PART III -- Certain Relationships and Related Transactions -- Loan Agreement Between UBSN and Shepherd Neame," below.)

        WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 7.85% for the year 2004 compared to 7.38% and 8.19% (including the long term capital lease of equipment by Finova Capital Corporation Inc.) for the year 2003 and 2002 respectively. For loans primarily associated with Company's European territory, the weighted average rate paid was 5.9% ,6.42% and 6.94% in 2004, 2003 and 2002 respectively.

        KEG MANAGEMENT ARRANGEMENT: The Company entered into a five-year keg management agreement with MicroStar Keg Management LLC as of September 1, 2004. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If, on any given month, the agreement is not extended and terminates, the Company is required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available. However, there can be no assurance that the Company will be able to finance the purchase of kegs. Failure to purchase the necessary kegs from MicroStar on termination of contract is likely to have a material adverse effect on the Company.

        CURRENT RATIO: The Company's ratio of current assets to current liabilities on December 31, 2004 was 0.83 to 1.0 and its ratio of total assets to total liabilities was 1.3 to 1.0. On December 31, 2003, the Company's ratio of current assets to current liabilities was 0.84 to 1.0 and its ratio of total assets to total liabilities was 1.4 to 1.0. On December 31, 2002, the Company's ratio of current assets to current liabilities was 0.64 to 1.0 and its ratio of total assets to total liabilities was 1.4 to 1.0.

        OVERDUE PROPERTY TAXES: As of June 30, 2003, the delinquent property taxes due on the Company's Ukiah property, including penalties and interest, totaled $710,600, representing overdue taxes for the period from April 1999 to June 2003. On July 31, 2003, the Company entered into a payment plan to settle these issues, pursuant to which it made an initial payment to the County of $143,000. In April 2005, the Company made payment of the 2005 installment, plus interest, for a total payment of $324,600. The remaining balance of the overdue taxes will be paid in three annual installments, due on or before April 10, 2006, 2007, and 2008, each representing 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. Because of the large amount of taxes owed, and the County's ability to sell the Ukiah property to satisfy a delinquency, failure to settle these tax issues (including payments due under the payment plan) could have, or have had, a serious adverse effect on the Company's business and financial condition.

        RESTRICTED NET ASSETS. The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $2,587,000. Under UBI's line of credit agreement, distributions and other payments to the Company from its subsidiary are limited to approximately $200,000 per year.

        RELATED PARTY TRANSACTIONS: In the last several years, MBC and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these have been a Brewing Agreement and a Loan Agreement between UBSN and Shepherd Neame; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. (For more information on all of these agreements please see "PART III - Item 13 -- Certain Relationships and Related Transactions," below.)

CONTRACTUAL OBLIGATIONS

        The following chart sets forth the Company's contractual obligations as of December 31, 2004.

---------------------------------------- ----------------------------------------------------------------------------
        Contractual Obligations                                    Payments due by period
                                         ----------------------------------------------------------------------------
                                              Total        Less than 1     1-3 years      3-5 years     More than 5
                                                               year                                        years
---------------------------------------- ----------------- ------------- -------------- -------------- --------------
Long Term Debt Obligations                    $ 3,785,100       400,300        809,300        711,100      1,864,400
---------------------------------------- ----------------- ------------- -------------- -------------- --------------
Capital Lease Obligations                     $   209,100       146,500         62,600              -              -
---------------------------------------- ----------------- ------------- -------------- -------------- --------------
Operating Lease Obligations                   $   863,800       181,200        341,100        331,600          9,900
---------------------------------------- ----------------- ------------- -------------- -------------- --------------
Purchase Obligations                                    -             -              -              -              -
---------------------------------------- ----------------- ------------- -------------- -------------- --------------
Other Long Term Liabilities                   $ 2,010,100             -              -              -      2,010,100
---------------------------------------- ----------------- ------------- -------------- -------------- --------------
Total                                         $ 6,868,100       728,000      1,213,000      1,042,700      3,884,400
---------------------------------------- ----------------- ------------- -------------- -------------- --------------

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2004, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company's direct exposure to risks arises out of changes in interest rates, foreign currency exchange rate fluctuations and commodity prices.

INTEREST RATE RISK

        The Company had total debt as of December 31, 2004 of $9,158,900, of which $5,384,500 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 3% or prime plus 4.25%). Its long-term debt (including current portion) as of December 31, 2004 totaled $5,300,500 of which$3,774,400 had fixed rates of interest and the balance of $1,526,100 were subject to variable rates. Short term debts amounted to $3,858,400, all of which were subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $53,800 in interest expense on the Company's variable rate loans.

FOREIGN CURRENCY RATE FLUCTUATIONS

        The Company's primary operating subsidiary, UBSN, operates in its European Territory, and primarily in the United Kingdom, where both its income and its expenses are denominated in British Pounds. The ultimate value to the Company of its sales in the European Territory may be either magnified or diminished depending on the trading value of the British Pound as against the U.S. Dollar, the Company's principal reporting currency. The net effect of that part of the Company's consolidated cash flows and earnings which is derived from UBSN is therefore subject to fluctuations due to changes in the value of the British Pound as compared with the U.S. Dollar.

        UBSN and its immediate corporate parent, UBI, contributed approximately 63% of the Company's total sales and 69.7% of its net operating income in 2004, as compared to approximately 58.4% and 100%, respectively, in 2003 and approximately 55.3% and 80.1%, respectively, in 2002. See Part II, Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations," above, for a more direct discussion of these effects. The Company does not attempt to hedge against currency fluctuations.

        The Company utilizes the rates published by the Board of Governors of the Federal Reserve System to convert European operational results and cash flow into U.S. Dollars. On that basis, the average annual rates of exchange for converting Pounds Sterling into Dollars during the years 2004, 2003, and 2002 were $1.833, $1.634 and $1.502 respectively, representing an increase in the value of the British Pound (as compared to the Dollar) of 12.18% for 2004 as compared to 2003 and 8.79% for 2003 as compared to 2002.

        Similarly, the exchange rates used to convert the value of the assets and liabilities of UBI and UBSN from Pound Sterling to U.S. Dollars as at December 31, 2004, 2003, and 2002 were $1.916, $1.784, and $1.61 respectively.
These year-end valuations represent an increase in the value of the British Pound, as against the U.S. Dollar, of 7.4% as of December 31, 2003 as compared to December 31, 2003, and of 10.8% as of December 31, 2003 as compared to December 31, 2002.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        With the exception of the chart set forth below, the information required by this item is set forth at Pages F-1 through F-17 to this Annual Report.

        The following chart sets forth, on a quarterly basis, certain financial information about the Company's results of operations for the 2004 and 2003 fiscal years.

------------------- ----------------------------------------------------- ----------------------------------------------------
                                           2004                                                   2003
------------------- ----------------------------------------------------- ----------------------------------------------------
                        Q1          Q2             Q3            Q4            Q1           Q2          Q3            Q4
------------------- ------------ ------------ ------------- ------------- ------------- ------------ ------------ ------------
Net Sales            $6,803,200   $8,187,100    $7,978,300    $8,536,900    $5,870,100   $7,112,900   $7,628,300   $7,579,000
------------------- ------------ ------------ ------------- ------------- ------------- ------------ ------------ ------------
Gross profit          2,168,400    2,814,600     2,769,500     2,707,500     1,875,500    2,296,000    2,526,700    2,346,600
------------------- ------------ ------------ ------------- ------------- ------------- ------------ ------------ ------------
Net income (loss)      (374,400)     166,400       (34,000)     (226,900)     (289,400)     161,900      435,400    (261,000)
------------------- ------------ ------------ ------------- ------------- ------------- ------------ ------------ ------------
Basic
Earnings
(Loss) per share          $(.03)        $.01         $(.00)        $(.02)        $(.03)        $.01         $.04       $(.02)
------------------- ------------ ------------ ------------- ------------- ------------- ------------ ------------ ------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.   CONTROLS AND PROCEDURES.

        The Company's Management, including its President and Chief Executive Officer its and Chief Financial Officer, have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this period. Based on this evaluation, the Company's President and Chief Executive Officer its and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective to provide a reasonable level of assurance that the information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the allowable time periods.

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and based on the assessment believe that as of December 31, 2004, the Company's internal control over financial reporting is effective.

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

ITEM 9B.   OTHER INFORMATION.

        None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth the names, ages as of February 28, 2005 , and certain information regarding each of the Company's current Directors and executive officers:

                                                                                                 Director
               Name              Age                           Position(s)                         Since
               ----              ---                           -----------                         -----
Scott R. Heldfond                 60       Director                                                2005

Michael Laybourn                  66       Director                                                1993

Vijay Mallya, Ph.D.               50       Director and Chairman of the Board                      1997

Jerome G. Merchant*+              43       Director                                                1997

Mahadevan Narayanan               47       Chief Financial Officer and Secretary

Sury Rao Palamand, Ph.D.*+        73       Director                                                1998

Kent D. Price*+                   61       Director                                                1998

Yashpal Singh                     59       Director, President, and Chief Executive Officer        1997

*    Member of the Audit/Finance Committee.
+    Member of the Compensation Committee.

        R H B (Bobby) Neame and David Townshend resigned from MBC's Board of Directors in November 2004. Scott R. Heldfond was elected a s a director at the Annual Meeting of Shareholders held on January 14, 2005.

        Scott R. Heldfond became a director in January 2005. Since 1999, Mr. Heldfond has been a Managing Partner of eSEED Capital, LLC, a technology-focused merchant bank, and the Executive Director of Nasdaq Insurance, LLC, a national insurance brokerage and consulting firm. From 1995 to 1999, he was the President and Chief Executive Officer of Frank Crystal & Co., a New York-based insurance company. Mr. Heldfond also currently serves as a Director of HomeGain, Inc., a private venture backed company, and UBICS, a NASDAQ traded firm that provides information technology staffing and solutions for domestic and international businesses. He is a Commissioner, and the President, of the Health Services Commission of the City and County of San Francisco, in addition to serving as an advisor to or on the Board of Directors of a number of local, statewide, and national charitable and community service organizations. Mr. Heldfond received his undergraduate degree from the University of California, Berkeley, and a J.D. from the University of San Francisco Law School.

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

        Vijay Mallya, Ph.D., became Chairman of the Board in October 1997 and was its Chief Executive Officer till January 2005. Dr. Mallya is Chairman of UBICS, Inc., United Breweries Limited, UB Engineering Limited, Mangalore Chemicals and Fertilizers Ltd., Herbertsons Limited, McDowell & Co.

Ltd., and other affiliated companies (collectively the "UB Group"). (See "Security Ownership of Certain Beneficial Owners and Management," below.) United Breweries Limited and McDowell & Co., Ltd. are two of Asia's leading beer and spirits companies. The UB Group has annual sales in excess of (U.S.) $1 Billion. He also sits on boards of several foreign companies and organizations including companies comprising the UB Group, The Institute of Economic Studies (India), and the Federation of the Indian Chamber of Commerce and Industries. Dr. Mallya was recently elected to serve as a member of the Upper House of the Indian Parliament. Dr. Mallya holds a Bachelor of Commerce degree from the University of Calcutta in India and an honorary Doctorate in Business Administration from the University of California, Irvine.

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

        Sury Rao Palamand, Ph.D., became a Director in January 1998. Dr. Palamand is the president of Summit Products, Inc., a beverage development firm serving the beverage industry; Chairman of the Southend Management, LLC which owns and operates a chain of restaurant breweries in the States of North Carolina, South Carolina, and Florida; and President of the Historic Lemp Brewery, LLC, which develops micro breweries and restaurants. From 1966 to 1989, Dr. Palamand served as Director, Beer and New Beverage Development for Anheuser-Busch Companies, Inc. Dr. Palamand holds a Master of Science in Chemistry from the University of Bombay, India and a Master of Science and Doctorate in Food and Flavor Technology from the Ohio State University, Columbus Ohio, U.S.A.

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

        Yashpal Singh, President of the Company since January 2000, became a Director in October 1997 and has served as its Executive Vice President and Chief operating Officer since May 1998. Mr. Singh became the Chief Executive Officer in January 2005. From May 1997 to March 1998, Mr. Singh served as Executive Vice-President- Operations for UBA, an affiliate of the Company (see "Security Ownership of Certain Beneficial Owners and Management," below). In that capacity, he was responsible for UBA's United States brewing operations. Between 1992 and 1997, Mr. Singh also served as Senior Vice President-Operations for United Breweries Ltd., an Indian Corporation, where he was responsible for the operations of 12 breweries, instituting new projects, and technical and operational evaluation of potential acquisition opportunities worldwide. Mr. Singh has over 38 years of experience in the brewing industry. Mr. Singh holds a Bachelors degree in Science from Punjab University in India, and has graduate training in the fields of Brewing, Malting, and Mineral Water Technology. Mr. Singh is an associate member of the Institute of Brewing, London; a member of the Master Brewers Association of America; and was a former executive member of the Managing Committee of the All India Brewer's Association.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Based solely on its review of the Forms 4 and 5 furnished to the Company during and with respect to the year 2004, the Company is not aware of any person that was a Director, officer, or greater than 10% beneficial owner of the Company that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

        Three of the Company's Directors, Michael Laybourn, Sury Rao Palamand and Kent Price each failed to file on a timely basis a report required by
Section 16(a) of the Exchange Act with respect to the issuance of shares of Company stock issued to them in January 2005 as compensation for their attendance at Board and Committee meetings held during 2002 and 2003. In addition, the Company has recently become aware that the same three Directors failed to file any report required under Section 16(a) of the Exchange Act with respect to issuance of shares of Company stock, and / or stock options, issued to them in January 2002, although the ownership of such shares and options were in each case reflected in the Company's Annual Reports on Form 10 KSB for 2003 and in Proxy Statements for the 2003 and 2004 Annual Meetings of Shareholders. Mr. Laybourn, Mr. Palamand and Mr. Price have since disclosed the required information through the filing of Form 4, "Statement of Changes in Beneficial Ownership".

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

ITEM 11.   EXECUTIVE COMPENSATION.

        The following table sets forth the annual compensation, including salary, bonuses, and certain other compensation, paid by the Company to its Chief Executive Officer and most highly-compensated executive officers and employees during each of the fiscal years ended December 31, 2004, 2003 and 2002. None of the Company's other executive officers received total compensation in excess of $100,000 in any of those years.

        Dr. Vijay Mallya resigned as the Chief Executive Officer with effect from January 14, 2005. Mr. Yashpal Singh was appointed as President and Chief Executive Officer from that date.


                                                    SUMMARY COMPENSATION TABLE


                       Annual Compensation                                             Long Term Compensation
                       -------------------                                             ----------------------
                                                                                 Awards                       Payouts
                                                                                 ------                       -------
       (a)              (b)          (c)            (d)           (e)           (f)             (g)            (h)          (i)
                                                                 Other      Restricted      Securities
                                                                Annual         Stock        Underlying       LTIP       All Other
Name and Principal                                              Compen-       Award(s)        Options/      Payouts      Compen-
     Position          Year       Salary ($)     Bonus ($)     Sation($)         ($)          Sars (#)         ($)       Sation($)
     --------          ----      ----------     ---------     ---------         ---          --------         ---       ---------

Vijay Mallya
Chairman of the        2004       248,310*
Board and Chief
Executive Officer
                       2003       158,129*
                       2002      $120,000

Yashpal Singh          2004       120,000         43,300       14,914**
President              2003       118,875         41,887       13,538**
                       2002       115,500         37,035       11,539**

Mark Anderson
Sales Manager          2004        83,160         27,589       10,108
                       2003        79,200         27,091        7,847
                       2002        79,200         27,606        6,421

     * Includes (pound)70,000 (approximately $128,310 in U.S. Dollars at average exchange rate for the year 2004) paid to Dr. Mallya by UBI during the year 2004, as compensation for promoting the Company's products in the European Territory outside the U.K.

     **   The value of the executive's medical benefits makes up approximately
          80% of each of these amounts.

COMPENSATION OF DIRECTORS

        In the past, the Company has compensated each non-employee Director for his attendance at the meetings of the Board of Directors and for his attendance at meetings of committees of the Board of Directors, annually granting each non-employee Director both (a) that number of shares of the Company's common stock which had a fair market value of $3,000 for each board meeting, and $1,000 for each committee meeting he attended during the prior year and (b) options to purchase that number of shares of the Company's common stock which had a fair market value of $25,000. In the last two years, however, noting the drop in the trading or quoted price for the Company's stock to less than $1.00 per share, the Board of Directors agreed to receive Company's shares in lieu of compensation valued at book cost as of the end of each year or a value of $1.00 per share whichever is higher and has suspended the Company's stock option. The Compensation Committee is currently considering a proposal to significantly modify the previous stock option plan, and it is expected that one or more new plans and guidelines may be adopted later in the year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock as of February 28, 2005, for (a) each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock or Series A Preferred Stock; (b) each Director; and (c) all Directors and executive officers of the Company as a group. Except as noted, the Company believes that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                             Shares Beneficially  Approximate
            Name and Address                       Owned(1)       Percentage
            ----------------                       --------       ----------

COMMON STOCK

United Breweries of America, Inc.+                3,087,818(2)         26.9%

Inversiones Mirabel S.A.                          5,500,000(2)         47.9%
     Hong Kong Bank Building
     6th Floor, Samuel Lewis Avenue
     P O Box 6-4298, El Dorado
     Panama City, Panama

Vijay Mallya, Ph.D.+                              8,587,818(3)         74.8%

H. Michael Laybourn +                               354,254(4)          3.3%

Kent D Price                                        180,097(4)          1.8%
     c/o Robert Kent and Company
     Wood Island #308
     60 E. Sir Francis Drake Blvd.
     Larkspur, CA 94939

Sury Rao Palamand, Ph.D.                            147,500(4)          1.5%
     50 Crestwood Executive Center,
     Suite 207
     St. Louis, MO 63126

Jerome G. Merchant+                                 195,964(4)          1.5%

Yashpal Singh++                                          --              --

Scott R. Heldfond                                        --              --
     2039, Broderick St.
     San Francisco, CA 94115

All Directors and executive officers 3
     as a group (7 persons)                       9,523,444(5)           82%

SERIES A PREFERRED STOCK
H. Michael Laybourn +                                 6,100             2.7%

All Directors and executive officers
     as a group (7 persons)                           6,100             2.7%

------------------
+    2400, Bridgeway, Suite 290, Sausalito, CA 94965
++   1601 Airport Road, Ukiah, CA 95402

(1) Applicable percentages of ownership are based on 11,473,914 shares of Common Stock outstanding. Shares of Common Stock subject to a contract of purchase or options currently exercisable or exercisable within 60 days after the date of this Statement are deemed outstanding for computing the percentage ownership of the person obligated to purchase the shares or holding the options, but are not deemed outstanding for computing the percentage of any other person.

(2) Does not include 1,351,243 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA to terminate an existing Master Line of Credit Agreement and convert certain outstanding Notes into shares of Common Stock (see "PART III - Item 13, Certain Relationships and Related Transactions," below). Also does not include 266,667 shares issuable upon conversion of a convertible note issued to UBA on March 2, 2005, convertible after a period of 18 months. Substantially all of the shares of both UBA and Inversiones are held by United Breweries of America, BVI ("UBA-BVI"). See below under "Announcement of Interest by United Breweries (Holdings) Limited" for information about a potential transaction involving UBA-BVI.

(3) Includes all shares held by the Company's two largest shareholders, United Breweries of America, Inc. ("UBA") and Inversiones Mirabel. S.A., a Panamanian corporation "Inversiones"). Dr. Mallya may be deemed to be a beneficial owner of UBA and Inversiones because they are both controlled by Golden Eagle Trust, an Isle of Mann trust which in turn is controlled by persons who may exercise discretion in Dr. Mallya's favor among others. Does not include 1,351,243 shares issuable upon conversion of certain convertible notes issued to UBA to terminate an existing Master Line of Credit Agreement and convert certain outstanding Notes into shares of Common Stock. (See "PART III - Item 13, Certain Relationships and Related Transactions," below). Also does not include 266,667 shares issuable upon conversion of a convertible note issued to UBA on March 2, 2005, convertible after a period of 18 months.

(4) Includes 68,077 shares subject to options that are exercisable or will be exercisable within 60 days.

(5) Includes 272,308 shares subject to options that are exercisable or will be exercisable within 60 days. Does not include shares which may be obtained upon the conversion of those notes described in footnotes (2) and (3), above.

ANNOUNCEMENT OF INTEREST BY UNITED BREWERIES HOLDINGS LTD.

        On September 30, 2002, the shareholders of United Breweries Holdings, Ltd. (formerly Kingfisher Properties & Holdings, Ltd.) ("UBHL"), a corporation based and incorporated in India and publicly-held in that country, approved resolutions authorizing UBHL's board of directors to consider a transaction by which UBHL would acquire some or all of the Company's outstanding shares.

Dr. Mallya, the Company's Chairman of the Board, is also the Chairman of the Board of UBHL.

        On March 1, 2005, UBHL formally submitted to the High Court of Karnataka at Bangalore, India (the "High Court"), as required under Indian law, a plan of reorganization (the "Plan") by which UBHL would, in addition to merging with a number of its existing wholly-owned subsidiaries, acquire indirect control of approximately 74.8% of the Company's outstanding shares. The acquisition would take the form of a merger between UBHL and United Breweries of America, BVI, a British Virgin Islands corporation ("UBA-BVI"), which is the corporate parent of both Inversiones Mirabel, S.A., a Panamanian corporation which holds approximately 47.9% of the Company's outstanding shares ("Inversiones"), and United Breweries of America, Inc., a Delaware corporation ("UBA"), which holds approximately 26.9% of the Company's outstanding shares. In the proposed Merger, UBA-BVI would be merged with and into UBHL. Pursuant to an order of the High Court, the shareholders of UBHL, held a Special Meeting on April 27, 2005. The results of the voting at the Special Meeting are not expected to be made public prior to a hearing before the High Court now scheduled for May 27, 2005.

        UBA also holds a number of convertible Company notes with a balance of $2,426,865 as of March 30, 2005, all of which are convertible (some currently) into shares of MBC's Common Stock. If all of these notes were converted into shares of the Company's Common Stock now, UBA would hold approximately 35.9% of the Company's Common Stock, and the combined holdings of UBA and Inversiones would amount to approximately 78% of the Company's outstanding Common Stock.

        Consummation of the Plan, both as it affects the Company's shares and with respect to the other entities involved, is subject to a number of contingencies, including among others: compliance with various applicable Indian and British Virgin Island laws and regulations; ratification by the High Court; and approval of the Indian Foreign Investment Promotion Board and/or the Reserve Bank of India with respect to the issuance of UBHL shares under the Plan. At present, therefore, it is unclear when (if ever) the Plan and the Merger may be consummated.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MASTER LINE OF CREDIT AGREEMENT

        On August 31, 1999, the Company and UBA entered into a Master Line of Credit Agreement, which as subsequently amended in April of 2000, and February of 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen
(18) month promissory notes issued by the Company to UBA (the "UBA Notes"). As of February 28, 2003, the aggregate outstanding principal amount of the UBA Notes was $1,515,371, and the accrued but unpaid interest thereon was equal to approximately $494,700. (For more information on the Master Line of Credit Agreement, please refer to Item 7 - Management's Discussion and Analysis of Financial Information and Results of Operations - Liquidity and Capital Resources," above.)

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

SHEPHERD NEAME, LTD.

        As described more fully below, the Company's principal European subsidiary, UBSN, Ltd. ("UBSN"), is a party to a Brewing Agreement and a Loan Agreement with Shepherd Neame, Ltd., a major English brewer ("Shepherd Neame"). During most of 2004 (as in prior years), Shepherd Neame and the Company may be deemed to have been related parties, because Mr. R.H.B. Neame (Shepherd Neame's Chairman of the Board) was also a Director of MBC, and Mr. David Townshend (a senior Shepherd Neame employee) was serving as the President of UBSN (pursuant to an agreement between UBSN and Shepherd Neame) as well as a Director of MBC.

        BREWING AGREEMENT

        On October 9, 1998, UBI and UBSN entered into a Brewing Agreement with Shepherd Neame, and on October 24, 2001, this agreement was amended by a Supplemental Agreement (as so amended, the "Brewing Agreement").

        The Brewing Agreement, which was entered into (and amended) in conjunction with the Loan Agreement described below, grants Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, and with respect to the distribution of such products elsewhere in the European Territory, UBI and UBSN further agreed that they would require any other distributor of such products (subject to applicable laws and regulations) both to obtain such products directly from a company related to UBI or its subsidiaries and to refrain from seeking customers, or establishing a distribution network for such products, in the United Kingdom. In exchange, Shepherd Neame agreed to brew and/or supply Kingfisher Premium Lager and related products to UBSN for destinations within (and, with the consent of Shepherd Neame, outside) the United Kingdom. The price UBSN pays to Shepherd Neame for brewing Kingfisher Premium Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Premium Lager and other factors.

        LOAN AGREEMENT

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

DISTRIBUTION AGREEMENT

        UBI entered into a Distribution Agreement with its wholly-owned subsidiary UBSN on October 9, 1998. Under this agreement, which was subsequently amended by a Supplemental Agreement dated as of October 24, 2001 (together, the "Distribution Agreement"), UBI granted UBSN an exclusive sublicense for the distribution of all lager and other beer products brewed or prepared for sale in the Company's European Territory, and a sublicense to use the Kingfisher trademark and trade name, to manufacture, package, market, distribute, and sell beer and other products using the Kingfisher trademark and logo, and to enter into the Brewing Agreement described below. The Distribution Agreement, which also requires UBSN to pay UBI a royalty fee of 50 British pence (approximately $0.92, at the average exchange rates during 2004) for every 100 liters (26 gallons) of beer brewed for sale in the European Territory, will expire (unless its term is extended) in October 2013.

MARKET DEVELOPMENT AGREEMENT

        Effective October 26, 2001, MBC and UBSN entered into a Market Development, General and Administrative Services Agreement (the "Market Development Agreement"), under the terms of which UBSN engaged MBC to perform a variety of advertising, promotional, and other market development activities in the United States, in connection with Kingfisher beer and related consumer products (the "Products"), provide certain legal and business management support services to UBSN, and provide assistance with the establishment and management of distribution channels for the Products in the United States. In consideration for the services received under this agreement, UBSN agreed to pay MBC service fees amounting in the aggregate to $1,500,000 over the period from 2001 through 2003. Such payments amounted to $1,000,000 during calendar 2001, $300,000 during 2002, and $200,000 during 2003. No such payments were made during 2004, or are anticipated to be made in the future. The Market Development Agreement will continue in force during the term of the Distribution Agreement described above.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The Company has appointed Moss Adams, L.L.P. ("Moss Adams"), as its independent auditors perform the audit of the Company's financial statements. All audit and other services performed by Moss Adams on behalf of the Company are approved in advance by the Audit Committee, on a case-by-case basis.

        AUDIT FEES. The aggregate fees billed by Moss Adams for the audit of the Company's annual consolidated financial statements for the years ended December 31, 2003 and 2004 were $69,251 and $92,754, respectively; fees of an additional $15,868 and $26,955 were billed to the Company during 2003 and 2004, respectively, in connection with Moss Adams' review of its financial statements in connection with the Company's Quarterly Reports on Form 10-QSB and 10-Q for those years. Such fees represented 79% and 82%, respectively, of the total fees for services rendered to the Company by Moss Adams during 2003 and 2004.

        AUDIT RELATED FEES. Moss Adams billed $2,146 and $2,888 in fees to the Company in 2003 and 2004 for assurance or related services.

        TAX FEES. The aggregate fees billed during 2003 and 2004 for products and services provided by Moss Adams, other than those described in the foregoing paragraphs, were $18,865 and $15,837, respectively. Such fees represented 17% and 11%, respectively of the total fees for services rendered to the Company by Moss Adams during 2003 and 2004.

        ALL OTHER FEES. The aggregate fees billed to the Company for all other services rendered by Moss Adams for the years ended December 31, 2003 and 2004 were $970 and $7,138, respectively. Such fees represented 9% and 5% respectively of the total fees for services rendered to the Company by Moss Adams during 2003 and 2004. The Audit Committee has concluded that the provision of the services described above is not incompatible with maintaining the independence of Moss Adams as the Company's principal accountants.

        The Company is not aware that any significant amount of the work done during the course of Moss Adams' audit of the Company's 2004 Financial Statements was performed by persons other than Moss Adams' full-time, permanent, employees.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) DOCUMENTS FILED AS PART OF THIS REPORT The following documents are filed as part of this Report:

        (1)     Audited financial statements and financial statement schedules

                        Report of Moss Adams LLP, Independent Auditors

                        Consolidated Balance Sheets as of December 31, 2004 and 2003

                        Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2004, 2003, and 2002

                        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003, and 2002

                        Consolidated Statements of Cash Flow for the Years Ended December 31, 2004, 2003, and 2002

                        Notes to Financial Statements

        (2) FINANCIAL STATEMENT SCHEDULES. Those financial statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K are listed above. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

        (3)     LIST OF EXHIBITS.

  Exhibit
   Number               Description of Document
   ------               -----------------------

  3.1   (T)     Articles of Incorporation of the Company, as amended.
  3.2   (T)     Bylaws of the Company, as amended.
 10.1   (A)     Mendocino Brewing Company Profit Sharing Plan.
 10.2   (T)     Amended 1994 Stock Option Plan

  Exhibit
   Number               Description of Document
   ------               -----------------------

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

 10.24  (L)     Indemnification Agreement with Jerome Merchant.

 10.25  (L)     Indemnification Agreement with Yashpal Singh.

 10.27  (L)     Indemnification Agreement with Robert Neame.

 10.28  (L)     Indemnification Agreement with Sury Rao Palamand.

 10.29  (L)     Indemnification Agreement with Kent Price.

  Exhibit
   Number               Description of Document
   ------               -----------------------

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

 10.40  (P)     Convertible Note in favor of the United Breweries of America
                Inc. dated December 31, 1999

 10.41  (P)     Convertible Note in favor of the United Breweries of America
                Inc. dated February 16, 2000

 10.42  (P)     Convertible Note in favor of the United Breweries of America
                Inc. dated February 17, 2000

 10.43  (P)     Convertible Note in favor of the United Breweries of America
                Inc. dated April 28, 2000

 10.44  (P)     First Amendment to Master Loan Agreement between the Company and United Breweries of Comerica, Inc., dated April 28, 2000

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

 10.46  (Q)     Convertible Note in favor of the United Breweries of America
                Inc. dated September 30, 2000

 10.47  (Q)     Convertible Note in favor of the United Breweries of America
                Inc. dated December 31, 2000

 10.48  (Q)     Convertible Note in favor of the United Breweries of America
                Inc. dated February 12, 2001

 10.49  (R)     Convertible Note in favor of the United Breweries of America
                Inc. dated July 1, 2001

  Exhibit
   Number               Description of Document
   ------               -----------------------

 10.50  (S)     Confirmation of Waiver Between Mendocino Brewing Company, Inc.
                and United Breweries of America, Inc., dated as of December 28,
                2001

 10.51  (S)     Extension of Term of Notes Under Master Line of Credit Agreement
                between Mendocino Brewing Company, Inc. and United Breweries of
                America, Inc., dated February 14, 2002

 10.52  (T)     License Agreement between United Breweries Limited and United
                Breweries International (U.K.), Limited

 10.53  (T)     Supplemental Agreement to License Agreement between United
                Breweries Limited and United Breweries International (U.K.),
                Limited

 10.54  (T)     Distribution Agreement between United Breweries International
                (U.K.), Limited. and UBSN, Ltd.

 10.55  (T)     Supplemental Agreement to Distribution Agreement between United
                Breweries International (U.K.), Limited. and UBSN, Ltd.

 10.56  (T)     Market Development, General and Administrative Services
                Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.

 10.57  (T)     Contract to Brew and Supply Kingfisher Products among Shepherd
                Neame, Limited, United Breweries International (U.K.), Limited.
                and UBSN, Ltd.

 10.58  (T)     Supplemental Agreement to Contract to Brew and Supply Kingfisher
                Products among Shepherd Neame, Limited, United Breweries
                International (U.K.), Limited. and UBSN, Ltd.

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

 10.64  (V)     Amendment to Loan and Security Agreement between Mendocino
                Brewing Company, Inc. and Releta Brewing Company, LLC and the
                CIT Group/Business Credit, Inc., dated January 17, 2003.

 10.65  (V)     Commitment Letter from United Breweries of America, Inc. dated
                March 31, 2004.

 10.66  (W)     Extension of Loan and Security Agreement between the Company,
                Releta Brewing Company LLC and The CIT Group/Credit Finance,
                Inc., dated July 1, 2004

 10.67  (W)     Revised Promissory Note in favor of Savings Bank of Mendocino
                County, dated as of July 20, 2004

  Exhibit
   Number               Description of Document
   ------               -----------------------

 10.68  (X)     Fourth Amendment to Extension of Term of Notes Under Master Line
                of Credit Agreement between Mendocino Brewing Company, Inc. and
                United Breweries of America, Inc., dated as of August 14, 2004

 10.69  (Y)     Settlement Agreement and Release between the Company and House of Daniels, Inc., dba Golden Gate Distributing Company, dated as of November 1, 2004

 10.70  (Z)     Secondment Agreement dated October 9, 1998 between UBSN, Ltd.
                and Shepherd Neame, Ltd.

 10.71  (Z)     Agreement to Extend Loan and Security Agreement between the
                Company, Releta Brewing Company LLC and The CIT Group/Credit
                Finance, Inc., dated October 31, 2004

 10.72  (Z)     Revised Promissory Note in favor of Savings Bank of Mendocino
                County, dated as of November 1 2004

 10.73  (AA)    Settlement Agreement and Release, effective as of December 9,
                2004

 10.74  (BB)    Convertible Promissory Note of Mendocino Brewing Company, Inc.
                in favor of United Breweries of America, Inc., dated March 2,
                2005

 14.1   (V)     Code of Ethics

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

(N) The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999

(O) Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P) Amendment No. 6 to Schedule l3D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q) Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R) Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)     The Company's Current Report on Form 8-K filed as of February 19, 2002

(T) The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001

(U) Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya

(V) The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003

(W)     The Company's Quarterly Report on Form 10-Q for the period ended June
        30, 2004

(X) Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004

(Y)     The Company's Current Report on Form 8-K filed as of November 1, 2004

(Z) The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004

(AA)    The Company's Current Report on Form 8-K filed as of November 25, 2004

(BB)    The Company's Current Report on Form 8-K filed as of March 2. 2005

(b) EXHIBITS ATTACHED The following Exhibits are attached to this Annual Report on Form 10-K:

Exhibit
Number              Description of Document
------              -----------------------

10.75 Loan and Security Agreement (Accounts Receivable & Inventory Line of Credit) dated May 5, 2005 between the Company and BFI Business Finance

31.1    Certification of Chief Executive Officer pursuant to Rule
        13a-14(a)/15d-14(a)

31.2    Certification of Chief Financial Officer pursuant to Rule
        13a-14(a)/15d-14(a)

32.1    Certification of Chief Executive Officer Pursuant to U.S.C. 1350

32.2    Certification of Chief Financial Officer Pursuant to U.S.C. 1350

(c)     EXCLUDED FINANCIAL STATEMENTS. None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) f the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                  (Registrant) MENDOCINO BREWING COMPANY, INC.

                                               By:
                                                  ------------------------------
                                                   Yashpal Singh
                                                   Its President, Director and
                                                   Chief Executive Officer

                                               Date: May 9, 2005


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  (Registrant) MENDOCINO BREWING COMPANY, INC.


                                               By: /s/ Dr. Vijay Mallya
                                                  ------------------------------
                                                  Dr. Vijay Mallya
                                                  Its Chairman of the Board

                                               Date: May 9, 2005


                                               By: /s/ Yashpal Singh
                                                  ------------------------------
                                                   Yashpal Singh
                                                   Its President, Director and
                                                   Chief Executive Officer

                                               Date: May 9, 2005



                                               By: /s/ Scott R. Heldfond
                                                  ------------------------------
                                                  Scott R. Heldfond,
                                                  Director

                                               Date: May 9, 2005



                                               By: /s/ Jerome G. Merchant
                                                  ------------------------------
                                                  Jerome G. Merchant,
                                                  Director

                                               Date: May 9, 2005



                                               By: /s/ N. Mahadevan
                                                  ------------------------------
                                                  N. Mahadevan
                                                  Its Secretary and Chief
                                                  Financial Officer

                                               Date: May 9, 2005


                                               By: /s/ H. Michael Laybourn,
                                                  ------------------------------
                                                  H. Michael Laybourn,
                                                  Director

                                               Date: May 9, 2005

                                               By: /s/ Kent Price
                                                  ------------------------------
                                                  Kent Price,
                                                  Director

                                               Date: May 9, 2005



                                               By: /s/ Sury Rao Palamand,
                                                  ------------------------------
                                                  Sury Rao Palamand,
                                                  Director

                                               Date: May 9, 2005

--------------------------------------------------------------------------------




                                    CONTENTS


                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................F-1


CONSOLIDATED FINANCIAL STATEMENTS

     Balance sheets..........................................................F-2

     Statements of operations and comprehensive income.......................F-3

     Statements of stockholders' equity......................................F-4

     Statements of cash flows................................................F-5

     Notes to financial statements...........................................F-6







--------------------------------------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Mendocino Brewing Company, Inc.

We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc., as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mendocino Brewing Company, Inc., as of December 31, 2004 and 2003, and the results of its operations and cash flows for each of the three years ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


                               /s/ MOSS ADAMS LLP

Santa Rosa, California
February 4, 2005, except for Notes 2 and 5, as to which the date is May 6, 2005

                                                                        PAGE F-1

                                                                          MENDOCINO BREWING COMPANY, INC.
                                                                              CONSOLIDATED BALANCE SHEETS
                                                                               DECEMBER 31, 2004 AND 2003

---------------------------------------------------------------------------------------------------------

                                                  ASSETS
                                                                              2004               2003
                                                                        ---------------   ---------------
CURRENT ASSETS
     Cash                                                                $     526,600     $     554,300
     Accounts receivable, net of allowance for doubtful accounts
         of $47,500 and $37,800                                              8,477,200         7,017,700
     Inventories                                                             1,185,400         1,186,100
     Prepaid expenses                                                          347,300           555,500
                                                                        ---------------   ---------------

         Total current assets                                               10,536,500         9,313,600
                                                                        ---------------   ---------------

PROPERTY AND EQUIPMENT                                                      13,533,900        13,874,800
                                                                        ---------------   ---------------

OTHER ASSETS
     Deposits and other assets                                                 205,100           188,600
     Intangibles, net of amortization                                           87,600            94,700
                                                                        ---------------   ---------------

                                                                               292,700           283,300
                                                                        ---------------   ---------------

         Total assets                                                    $  24,363,100     $  23,471,700
                                                                        ===============   ===============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                      $   3,282,200     $   1,974,800
     Note payable                                                              576,200           576,200
     Accounts payable                                                        5,897,600         5,340,100
     Accrued liabilities                                                     1,402,900         1,275,100
     Legal dispute settlement                                                  911,800           655,200
     Income taxes payable                                                      134,100           465,100
     Current maturities of long-term debt                                      400,300           693,700
     Current maturities of capital lease obligations                           146,500           129,000
                                                                        ---------------   ---------------

         Total current liabilities                                          12,751,600        11,109,200

NOTES TO RELATED PARTY - SUBORDINATED                                        2,010,100         1,921,500

LONG-TERM DEBT, less current maturities                                      3,384,800         3,730,300

CAPITAL LEASE OBLIGATIONS, less current maturities                              62,600           204,100
                                                                        ---------------   ---------------

         Total liabilities                                                  18,209,100        16,965,100
                                                                        ---------------   ---------------

STOCKHOLDERS' EQUITY
     Preferred stock, Series A, no par value, with aggregate
         liquidation preference of $227,600; 10,000,000 shares
         authorized, 227,600 shares issued and outstanding                     227,600           227,600
     Common stock, no par value; 30,000,000 shares authorized,
         11,266,874 shares issued and outstanding                           14,648,600        14,648,600
     Accumulated comprehensive income                                          194,300            78,000
     Accumulated deficit                                                    (8,916,500)       (8,447,600)
                                                                        ---------------   ---------------

         Total stockholders' equity                                          6,154,000         6,506,600
                                                                        ---------------   ---------------

         Total liabilities and stockholders' equity                      $  24,363,100     $  23,471,700
                                                                        ===============   ===============

SEE ACCOMPANYING NOTES.
---------------------------------------------------------------------------------------------------------
                                                                                                 PAGE F-2

                                                                              MENDOCINO BREWING COMPANY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                                YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

-------------------------------------------------------------------------------------------------------------

                                                               2004              2003              2002
                                                         ----------------  ----------------  ----------------
SALES                                                     $   32,157,900    $    28,864,200   $   26,085,100

LESS EXCISE TAXES                                                652,400            673,900          651,600
                                                         ----------------  ----------------  ----------------

NET SALES                                                     31,505,500         28,190,300       25,433,500

COST OF GOODS SOLD                                            21,045,500         19,145,500       16,892,800
                                                         ----------------  ----------------  ----------------

GROSS PROFIT                                                  10,460,000          9,044,800        8,540,700
                                                         ----------------  ----------------  ----------------

OPERATING EXPENSES
     Retail operating                                            139,500            323,400          335,300
     Marketing                                                 5,841,200          4,423,900        4,244,400
     General and administrative                                3,774,900          3,320,000        2,732,300
                                                         ----------------  ----------------  ----------------

                                                               9,755,600          8,067,300        7,312,000
                                                         ----------------  ----------------  ----------------

INCOME FROM OPERATIONS                                           704,400            977,500        1,228,700
                                                         ----------------  ----------------  ----------------

OTHER INCOME (EXPENSE)
     Miscellaneous income                                         36,800            162,900          200,200
     Profit (loss) on sale of equipment                           15,600               (300)          (9,200)
     Interest expense                                           (853,300)          (828,500)        (926,400)
     Legal dispute settlement                                   (250,600)                 -                -
                                                         ----------------  ----------------  ----------------

                                                              (1,051,500)          (665,900)        (735,400)
                                                         ----------------  ----------------  ----------------

INCOME (LOSS) BEFORE INCOME TAXES                               (347,100)           311,600          493,300

PROVISION FOR INCOME TAXES                                       121,800            264,700        2,223,100
                                                         ----------------  ----------------  ----------------

NET INCOME (LOSS)                                               (468,900)            46,900       (1,729,800)

OTHER COMPREHENSIVE INCOME
     Foreign currency translation adjustment                     116,300            113,300           42,500
                                                         ----------------  ----------------  ----------------

COMPREHENSIVE INCOME (LOSS)                               $     (352,600)   $       160,200   $   (1,687,300)
                                                         ================  ================  ================

NET INCOME (LOSS) PER COMMON SHARE -                      $        (0.04)   $          0.00   $        (0.15)
                                                         ================  ================  ================
     Basic and diluted

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - basic and diluted                          11,266,874         11,266,874       11,173,686
                                                         ================  ================  ================

SEE ACCOMPANYING NOTES.
-------------------------------------------------------------------------------------------------------------
                                                                                                     PAGE F-3

                                                                                                 MENDOCINO BREWING COMPANY, INC.
                                                                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                   YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

--------------------------------------------------------------------------------------------------------------------------------

                                         SERIES A
                                      PREFERRED STOCK           COMMON STOCK         ACCUMULATED
                                   ---------------------- ------------------------- COMPREHENSIVE     ACCUMULATED      TOTAL
                                     SHARES      AMOUNT      SHARES       AMOUNT     INCOME (LOSS)      DEFICIT        EQUITY
                                   ---------- ----------- ----------- ------------- --------------- --------------  ------------
Balance, December 31, 2001           227,600   $ 227,600  11,083,228  $ 14,476,500       $ (77,800)  $ (6,764,700)  $ 7,861,600

Stock issued for services                  -           -     135,665       125,100               -              -       125,100

Stock issued to Board of Directors         -           -      47,981        47,000               -              -        47,000

Currency translation adjustment            -           -           -             -          42,500              -        42,500

Net loss                                   -           -           -             -               -     (1,729,800)   (1,729,800)
                                   ---------- ----------- ----------- ------------- --------------- --------------  ------------

Balance, December 31, 2002           227,600     227,600  11,266,874    14,648,600         (35,300)    (8,494,500)    6,346,400

Currency translation adjustment            -           -           -             -         113,300              -       113,300

Net income                                 -           -           -             -               -         46,900        46,900
                                   ---------- ----------- ----------- ------------- --------------- --------------  ------------

Balance, December 31, 2003           227,600     227,600  11,266,874    14,648,600          78,000     (8,447,600)    6,506,600
                                   ---------- ----------- ----------- ------------- --------------- --------------  ------------

Currency translation adjustment            -           -           -             -         116,300              -       116,300

Net loss                                   -           -           -             -               -       (468,900)     (468,900)
                                   ---------- ----------- ----------- ------------- --------------- --------------  ------------

Balance, December 31, 2004           227,600   $ 227,600  11,266,874  $ 14,648,600       $ 194,300   $ (8,916,500)  $ 6,154,000
                                   ========== =========== =========== ============= =============== ==============  ============


SEE ACCOMPANYING NOTES.
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        PAGE F-4


                                                                                MENDOCINO BREWING COMPANY, INC.
                                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

---------------------------------------------------------------------------------------------------------------

                                                                 2004              2003               2002
                                                           ----------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $     (468,900)    $      46,900     $  (1,729,800)
  Adjustments to reconcile net income (loss) to net
      cash from operating activities:
         Depreciation and amortization                           1,031,300         1,127,400         1,049,000
         Allowance for doubtful accounts                             8,000          (122,700)           18,700
         Loss (profit) on sale of assets                           (15,600)              300             9,200
         Deferred income taxes                                           -                 -         1,922,600
         Stock issued for services                                       -                 -            44,000
      Changes in:
         Accounts receivable                                    (1,004,900)         (519,800)            4,800
         Inventories                                                   700           288,200          (199,700)
         Prepaid expenses                                          224,200          (124,200)          (68,100)
         Deposits and other assets                                 (27,800)           (5,800)           13,800
         Accounts payable                                          125,700           155,800           (21,000)
         Accrued liabilities                                       338,200           334,200            12,500
         Income taxes payable                                     (192,500)          (24,400)          170,200
                                                           ----------------   ---------------   ---------------

             Net cash from operating activities                     18,400         1,155,900         1,226,200
                                                           ----------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                             (597,800)         (728,600)         (368,100)
  Proceeds from new distributors                                         -           655,200                 -
  Proceeds from sale of fixed assets                                24,300            15,200            23,700
                                                           ----------------   ---------------   ---------------

             Net cash from investing activities                   (573,500)          (58,200)         (344,400)
                                                           ----------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net repayments (borrowings) on line of credit                  1,211,500           347,600          (350,900)
  Borrowings on long-term debt                                           -           403,700                 -
  Principal payments on long-term debt                            (704,200)         (734,700)         (356,400)
  Payments on obligations under capital lease                     (124,000)         (680,900)         (359,000)
  Disbursements in excess of deposits                                    -          (134,300)          134,300
  Proceeds from notes payable to related party                      88,600            85,200            93,500
                                                           ----------------   ---------------   ---------------

             Net cash from financing activities                    471,900          (713,400)         (838,500)
                                                           ----------------   ---------------   ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             55,500            23,200            13,700
                                                           ----------------   ---------------   ---------------

NET CHANGE IN CASH                                                 (27,700)          407,500            57,000

CASH, beginning of year                                            554,300           146,800            89,800
                                                           ----------------   ---------------   ---------------

CASH, end of year                                           $      526,600     $     554,300     $     146,800
                                                           ================   ===============   ===============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
      Interest                                              $      764,700     $     743,300      $     950,600
      Income taxes                                          $      314,200     $     305,600      $     147,700
  Non-cash investing and financing activities:
      Seller financed equipment                             $       15,400     $     173,900      $     117,400
      Accounts payable converted to note payable            $            -     $     752,600      $           -

SEE ACCOMPANYING NOTES.
---------------------------------------------------------------------------------------------------------------
                                                                                                       PAGE F-5

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

DESCRIPTION OF OPERATIONS - Mendocino Brewing Company, Inc. (the Company), and its subsidiary, Releta Brewing Company, operate two breweries that produce beer and malt beverages for the specialty "craft" segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The Company also owns and operates a brewpub and gift store located in Hopland, California. The majority of sales for Mendocino Brewing Company are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands.

The Company's subsidiary, United Breweries International, Limited (UK) (UBIUK), is a holding company for UBSN Limited. UBSN is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe. The distributorship is located in Faversham, Kent in the United Kingdom.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiaries, Releta Brewing Company, LLC, and UBIUK. All material inter-company balances, profits, and transactions have been eliminated.

INVENTORIES - Inventories are stated at the lower-of-average cost or market.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and depreciated or amortized using straight-line and accelerated methods over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate the assets' carrying amount may not be recoverable. The evaluation is based on an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the assets' remaining life. Long-lived assets that are assessed to be impaired are reduced to their estimated net fair value.

Estimated useful lives of property and equipment are as follows:

         Building                                          40 years
         Machinery and equipment                       3 - 40 years
         Equipment under capital lease                 3 - 20 years
         Leasehold improvements                        7 - 20 years
         Vehicles                                      2 -  5 years
         Furniture and fixtures                        5 - 10 years

INTANGIBLES - Intangibles consist of receipts, trade names, trademarks, and other intangibles. Intangibles that are amortized have a gross carrying value of $104,400 and accumulated amortization of $80,300 and are amortized using the straight-line method over 20 years, which is the estimated useful life of the intangibles. Amortization is approximately $8,600 per year. Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLES, but are tested for impairment on an annual basis. The carrying amount of intangibles not subject to amortization is $63,500 for December 31, 2004 and 2003.

CONCENTRATION OF CREDIT RISKS - Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. The Company's cash deposits are placed with major financial institutions. At December 31, 2004, $420,000 of the Company's cash is being restricted to use by the bank which is holding the amount as collateral for a note payable classified as current. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $240,600 in cash deposits and $6,907,500 of accounts receivable due from customers located in the United Kingdom.

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

SHIPPING COSTS - Shipping costs are included in marketing expense and totaled $978,600, $576,500, and $600,200 for the years ended December 31, 2004, 2003, and 2002.


--------------------------------------------------------------------------------
                                                                        PAGE F-6

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

REVENUE RECOGNITION - The Company recognizes revenue from the brewing and distribution operations when the product is shipped. Revenues from the brewpub and gift store are recognized when services have been completed.

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

Had compensation cost for the Company's options been determined based on the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                                                   2004            2003             2002
                                             ---------------  ---------------  ---------------
Net income (loss) - as reported               $    (468,900)   $      46,900    $  (1,729,800)
Compensation expense                                      -                -           99,100
                                             ---------------  ---------------  ---------------

Net income (loss) - pro forma                 $    (468,900)   $      46,900    $  (1,828,900)
                                             ===============  ===============  ===============

Income (loss) per share - pro forma           $       (0.04)   $        0.00    $       (0.16)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                   2004            2003             2002
                                             ---------------  ---------------  ---------------
Dividends                                           N/A             N/A              None
Expected volatility                                 N/A             N/A              107%
Risk free interest rate                             N/A             N/A             4.50%
Expected life                                       N/A             N/A            5 years

INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share is computed using the weighted average number of common shares outstanding. A diluted earnings per share number is not presented because the inclusion of common stock equivalents in the computation would be antidilutive. Common stock equivalents associated with convertible notes and stock options, which are exercisable into 1,680,419, 1,710,290, and 1,653,474 of common stock at December 31, 2004, 2003, and 2002, could potentially dilute earnings per share in future years.

FOREIGN CURRENCY TRANSLATION - The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at December 31, 2004 and 2003, and the statements of operations were translated at the average exchange rates for the years then ended. Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity. Cash at UBIUK was translated at exchange rates in effect at December 31, 2004 and 2003, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results. Significant estimates include the future utilization of deferred tax assets. The Company has determined that deferred tax assets associated with net operating loss carryforwards may expire prior to utilization. The Company has placed a valuation allowance on these assets.


--------------------------------------------------------------------------------
                                                                        PAGE F-7

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

ACCOUNTS RECEIVABLE - Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

ADVERTISING - Advertising costs are expensed as incurred and were $1,674,000, $1,196,100, and $972,400 for the years ended December 31, 2004, 2003, and 2002.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), SHARE-BASED PAYMENT, which replaces SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The Company is currently evaluating the requirements of SFAS 123R, but it is expected that adoption of SFAS 123R will have an immaterial impact on the Company's consolidated results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of Statement 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

Subsequent to December 31, 2004, the Company successfully refinanced a debt that matured in April 2005 and secured a commitment from another lender for extension of their loan until May 2006. Additionally, one of the Company's majority stockholders has guaranteed to provide financial support to avoid any possible default action by Savings Bank of Mendocino County. The Company is pursuing other refinancing opportunities to augment working capital, as well as exploring the prospect of expatriating excess earnings from its subsidiary. (Please see
Note 5.)

On May 5, 2005, the Company entered into a receivables and inventory-based line of credit transaction with BFI Business Finance ("BFI"), pursuant to which BFI has provided the Company with a $2,000,000 maximum revolving line of credit with an advance rate based on 80% of MBC's qualified accounts receivable, 70% of Releta's qualified accounts receivable, and 50% of the eligible inventory carried by both MBC and Releta (the "BFI Line of Credit"). At the same time, BFI also advanced the Company $31,240 under a promissory note (the "BFI Note" and, together with the BFI Line of Credit, the "BFI Facility"). On May 6, 2005, the Company used the entire immediately available amount drawable under the BFI Facility to pay off the balance remaining outstanding under the CIT Line of Credit.

NOTE 3 - INVENTORIES

                                                      2004             2003
                                                ---------------  ---------------

     Raw materials                               $     357,500    $     459,600
     Work-in-process                                   140,100          190,400
     Finished goods                                    664,700          510,000
     Merchandise                                        23,100           26,100
                                                ---------------  ---------------

                                                 $   1,185,400    $   1,186,100
                                                ===============  ===============


--------------------------------------------------------------------------------
                                                                        PAGE F-8

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

                                                                  2004               2003
                                                            -----------------  -----------------
     Machinery and equipment                                 $    10,744,400    $    10,323,800
     Buildings                                                     7,202,300          7,202,300
     Equipment under capital lease                                   772,600            573,300
     Land                                                            810,900            810,900
     Leasehold improvements                                        1,432,400          1,432,400
     Vehicles                                                        419,800            100,300
     Furniture and fixtures                                          129,000            167,800
     Equipment in progress                                            80,800            256,800
                                                            -----------------  -----------------

                                                                  21,592,200         20,867,600
     Less accumulated depreciation and amortization                8,058,300          6,992,800
                                                            -----------------  -----------------

                                                             $    13,533,900    $    13,874,800
                                                            =================  =================

The Company has property and equipment located in the United Kingdom with a net book value of approximately $1,385,800.

NOTE 5 - LINE OF CREDIT AND NOTE PAYABLE

Commencing in September 1998, The CIT Group/Credit Finance, Inc. made available to the Company a $3,500,000 line of credit, with interest at the prime rate plus 2.25% secured by substantially all of the assets of the Releta Brewing Company, LLC, accounts receivable, inventory, certain securities pledged by a stockholder, and a second position on the real property of Mendocino Brewing Company. The Company had $1,552,700 and $1,209,300 outstanding as of December 31, 2004 and 2003. The Company used the proceeds from the BFI Facility and paid off the entire amount due on May 6, 2005. (Please see Note 2.)

On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended the Company a temporary note of $576,200 to finance the end of term buy-out of certain equipment previously leased from Finova Capital Corporation. This note is secured against existing collateral held by the Bank in addition to assets that were originally under capital lease. SMBC has committed to extend this loan until May 2006.

UBSN Limited has available a (pound)1,250,000 (approximately $2,395,000 at December 31, 2004) line of credit with interest at the bank's base rate plus 1.5%. The bank's commitment under the line of credit is available on an on-going basis until further notice. The agreement is secured by substantially all of the assets of UBSN limited. The subsidiary had (pound)902,600 and (pound)429,100 ($1,729,500 and $765,500) outstanding as of December 31, 2004 and 2003. The agreement restricts dividends to approximately (pound)100,000 ($191,600 at December 31, 2004) per year.

NOTE 6 - LONG-TERM DEBT

                                                                                     2004               2003
                                                                               -----------------  -----------------
Note to a bank; payable in monthly installments of $24,400, including interest at the Treasury Constant Maturity Index, plus 4.17% (currently
7.24%); maturing December 2012, with a balloon payment; secured by
substantially all of the assets of Mendocino Brewing Company                    $     2,299,400    $     2,421,300

Note to a financial institution; payable in weekly installments of
$10,000, plus interest at the prime rate plus 2.25%; maturing January
2005; secured by substantially all assets of the Releta Brewing
Company, certain securities pledged by a stockholder, accounts receivable, inventory, and a second position on the remaining assets
of Mendocino Brewing Company                                                             10,700            464,700

--------------------------------------------------------------------------------
                                                                        PAGE F-9

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                                     2004               2003
                                                                               -----------------  -----------------
Payable to Mendocino County in four annual installments of $143,600,
plus interest at 18%, beginning April 2005; maturing April 2008                         574,500            574,500

Note payable to Sheperd Neame, Ltd., a related party; payable in annual installments of $110,000, plus interest at 5% beginning June
2003; maturing December 2012; unsecured                                                 900,500            963,500
                                                                               -----------------  -----------------

                                                                                      3,785,100          4,424,000
Less current maturities                                                                 400,300            693,700
                                                                               -----------------  -----------------

                                                                                $     3,384,800    $     3,730,300
                                                                               =================  =================

Maturities of long-term debt for succeeding years are as follows:

         Year Ending December 31,
         ------------------------

                   2005                                 $      400,300
                   2006                                        399,400
                   2007                                        409,900
                   2008                                        421,300
                   2009                                        289,800
                Thereafter                                   1,864,400
                                                       ----------------

                                                        $    3,785,100
                                                       ================

NOTE 7 - CAPITAL LEASE OBLIGATIONS

The Company leases brewing and office equipment under capital lease agreements with various financial institutions. Future minimum lease payments under these capital lease agreements are as follows:

         Year Ending December 31,
         ------------------------

                   2005                                 $      171,700
                   2006                                         60,300
                   2007                                         13,100
                   2008                                          3,500
                   2009                                              -
                                                       ----------------

                                                               248,600
Less amounts representing interest                              39,500
                                                       ----------------

Present value of minimum lease payments                        209,100
Less current maturities                                        146,500
                                                       ----------------

                                                        $       62,600
                                                       ================

NOTE 8 - NOTES TO RELATED PARTY - SUBORDINATED

Notes payable to a related party consist of convertible notes to United Breweries of America (UBA), with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The notes are convertible into common stock at $1.50 per share. The notes have been extended until August 2005. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Savings Bank of Mendocino County. Because of the subordination, the Company has shown these notes as long term. The notes include $494,700 and $406,100 of accrued interest at December 31, 2004 and 2003. The notes are unsecured and subordinated to bank debt. Subsequent to year end, the Company borrowed an additional $400,000 on the same terms as the notes above.

--------------------------------------------------------------------------------
                                                                       PAGE F-10

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 9 - PROFIT-SHARING PLAN

Subsequent to December 31, 2004, the Company terminated its profit sharing plan. Contributions to the Plan were made at the discretion of the Board of Directors, and any contributions vested over a six year period. The plan covered substantially all full-time employees that met certain minimum age and service requirements. No contributions were made to the Plan for the years ended December 31, 2004, 2003, and 2002.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES - The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; land at its Saratoga Springs, New York, facility; a building in the United Kingdom; and certain personal property. The land lease includes a renewal option for two additional five-year periods, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index. The land lease also contains an option to purchase. The leases begin expiring in 2005. Rent expense charged to operations was $202,700, $210,500, and $221,300 for the years ended December 31, 2004, 2003, and 2002.

Future minimum lease payments under these agreements are as follows:

         Year Ending December 31,
         ------------------------

                   2005                                 $      181,200
                   2006                                        173,300
                   2007                                        167,800
                   2008                                        165,800
                   2009                                        165,800
                                                       ----------------

                                                        $      853,900
                                                       ================

KEG MANAGEMENT AGREEMENT - In September 2004, the Company renewed the keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee between $5 and $15, depending on territory. The agreement is effective for five years ending in September 2009. If the agreement is terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. The Company expects to continue this relationship. Rental expense associated with this agreement was $91,400, $76,200, and $84,400 for the years ended December 31, 2004, 2003, and 2002.

NOTE 11 - RELATED-PARTY TRANSACTIONS

The Company conducts business with United Breweries of America (UBA), which owns approximately 76% of the Company's common stock through common ownership. Additionally, UBSN Limited has significant transactions with Sheperd Neame, Ltd., which is related to a former Board member. The Company also has transactions with AUBI, a company affiliated with one of the Board members. The following table reflects balances outstanding and the value of the transactions with these related parties for the years ended December 31, 2004, 2003, and 2002.

--------------------------------------------------------------------------------
                                                                       PAGE F-11

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                              2004              2003              2002
                                                         ---------------   ---------------   ---------------
TRANSACTIONS
Sales to Sheperd Neame, Ltd.                              $    3,099,500    $    2,536,000    $    2,110,200
Purchases from Sheperd Neame, Ltd.                            14,541,100        11,240,000         9,470,700
Expense reimbursements to Sheperd Neame, Ltd.                  1,239,300           743,000           710,600
Interest expense associated to UBA convertible
  notes payable (see Note 8)                                      88,500            85,200            93,500
Interest paid to Sheperd Neame, Ltd. (see Note 6)                 46,300            46,600            52,300

ACCOUNT BALANCES
Accounts payable and accrued liabilities to                    4,160,300         3,510,100         3,004,200
  Sheperd Neame, Ltd.
Accounts receivable and prepayments from                         841,700           660,600           224,400
  Sheperd Neame, Ltd.
Amounts payable to AUBI                                           20,000            20,000            20,000

NOTE 12 - MAJOR CUSTOMERS

Sales to the top five customers totaled $7,942,000, $7,088,800, and $6,718,100 for the years ended December 31, 2004, 2003, and 2002, which represents 25%, 25%, and 26% of sales for the years ended December 31, 2004, 2003, and 2002.

NOTE 13 - STOCKHOLDERS' EQUITY

Independent outside members of the Board of Directors are compensated for attending Board of Directors and committee meetings. Compensation is with common stock. Expenses related to this compensation totaled $27,000, $45,000, and $47,000 for the years ended December 31, 2004, 2003, and 2002. Stock has been issued for the years 2003 and 2002 subsequent to the year ended December 31, 2004.

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

NOTE 14 - STOCK OPTION PLAN

Under the 1994 Stock Option Plan, which expired during 2004, the Company could issue options to purchase up to 1,000,000 shares of common stock. The Plan provided for both incentive stock options, as defined in Section 422 of the Internal Revenue Code, and options that did not qualify as incentive stock options.

The exercise price of incentive options was no less than the fair-market value of the Company's stock at the date the option was granted, while the exercise price of non-statutory options was no less than 85% of the fair-market value per share on the date of grant. Options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock had an exercise price of no less than 110% of the fair-market value of the Company's stock at the date of grant. During 2002, 240,385 non-statutory stock options with a five-year term were issued to the independent members of the Board of Directors at the market price on the date of grant. All options were exercisable at the date of grant. There were no options issued during 2003 or 2004. The exercise prices range from $.52 to $1.25 per option. Options for 88,888 expired during 2004. Outstanding options expire through January 2007, with 100,000 options expiring in 2005, and 240,385 options expiring in 2007.

--------------------------------------------------------------------------------
                                                                       PAGE F-12

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The following table summarizes the number of options granted and exercisable and the weighted average exercise prices:


                                                SHARES UNDER    WEIGHTED-AVERAGE
                                                   OPTION        EXERCISE PRICE
                                              ---------------  -----------------

Balance at December 31, 2001                         188,888    $           1.19
Options granted                                      240,385    $           0.52
                                              ---------------
Balance at December 31, 2002                         429,273    $           0.82
                                              ---------------
Balance at December 31, 2003                         429,273    $           0.82

Options expired                                      (88,888)   $           1.13
                                              ---------------
Balance at December 31, 2004                         340,385    $           0.73
                                              ===============

NOTE 15 - INCOME TAXES

The continuing losses in the U.S. operations has resulted in the Company determining that the deferred tax assets associated with net operating loss carryforwards and investment tax credits may expire prior to utilization. The Company recorded a valuation allowance of $3,375,000 for deferred tax assets. The Company also has $57,900 of California Manufacturers' Investment Tax Credits that can be carried forward to reduce future taxes. These credits begin expiring in 2008.

                                                                       2004               2003               2002
                                                                 -----------------  -----------------  -----------------
Provision for income taxes
     Federal                                                      $             -    $             -    $             -
     United Kingdom                                                       118,000            263,400            298,400
     States                                                                 3,800             16,300              8,900
     Benefit of state investment tax credit carryforwards                       -            (15,000)            (6,800)
                                                                 -----------------  -----------------  -----------------

                                                                          121,800            264,700            300,500
     Change in deferred income taxes                                            -                  -          1,922,600
                                                                 -----------------  -----------------  -----------------

                                                                  $       121,800    $       264,700    $     2,223,100
                                                                 =================  =================  =================

The difference between the actual income tax provision and the tax provision computed by applying the statutory federal income tax rate to earnings before taxes is attributable to the following:

                                                                       2004               2003               2002
                                                                 -----------------  -----------------  -----------------
Income tax provision (benefit) at 34%                             $      (232,400)   $       105,800    $       167,700
State income tax (benefit)                                                (15,000)            12,900             20,300
United Kingdom income tax                                                 118,000            263,500            298,400
Recognition of future tax revenues or expenses                             (6,500)            26,800            (39,000)
Valuation allowance                                                       257,700           (144,300)         1,775,700
                                                                 -----------------  -----------------  -----------------

                                                                  $       121,800    $       264,700    $     2,223,100
                                                                 =================  =================  =================

--------------------------------------------------------------------------------
                                                                       PAGE F-13

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                                               2004                2003
                                                                        -----------------    -----------------
Accruals                                                                 $        83,200      $        73,000
Depreciation and amortization                                                   (490,000)            (317,500)
Benefit of net operating loss carryforward                                     4,190,000            3,758,900
Undistributed earnings of United Breweries International (UK), Ltd.             (800,300)            (800,300)
Investment in United Breweries International (UK) Ltd.                           321,600              328,400
Other                                                                             70,500               74,800
                                                                        -----------------    -----------------

                                                                               3,375,000            3,117,300
Less valuation allowance                                                      (3,375,000)          (3,117,300)
                                                                        -----------------    -----------------

                                                                         $             -      $             -
                                                                        =================    =================

Valuation allowance - beginning of year                                  $     3,117,300      $     3,261,600
Valuation allowance - end of year                                              3,375,000            3,117,300
                                                                        -----------------    -----------------

Change in valuation allowance                                            $       257,700      $      (144,300)
                                                                        =================    =================

Net operating losses available for carryforward will expire as follows:


                      DATE OF EXPIRATION        FEDERAL             CALIFORNIA             NEW YORK
                      ------------------   -------------------  --------------------  --------------------
                             2004           $               -    $          761,300    $                -
                             2005                           -               961,200                     -
                             2006                           -               694,700                     -
                             2012           $               -    $          250,900    $                -
                             2013                   1,686,100               229,300               277,000
                             2014                           -               625,000                     -
                             2018                   2,758,800                     -               453,300
                             2019                   2,153,100                     -               341,800
                             2020                     965,600                     -               143,300
                             2021                   1,041,100                     -               171,000
                             2022                     615,800                     -               100,800
                             2023                           -                     -                     -
                             2024                   1,707,900                     -               280,100
                                           -------------------  --------------------  --------------------

                                            $      10,928,400    $        3,522,400    $        1,767,300
                                           ===================  ====================  ====================

NOTE 16 - SEGMENT INFORMATION

The Company's business presently consists of three segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 36%, 43%, and 46% of the Company's gross sales during 2004, 2003 and 2002. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe. This segment accounted for approximately 63%, 55%, and 52% of the Company's gross sales during 2004, 2003, and 2002. The third segment consists of beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 2% of the Company's gross sales during 2004, 2003, and 2002. A summary of each segment is as follows:

--------------------------------------------------------------------------------
                                                                       PAGE F-14

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                YEAR ENDED DECEMBER 31, 2004
                                  ------------------------------------------------------------------------------------------
                                       BREWING           TAVERN &         DISTRIBUTOR        CORPORATE
                                     OPERATIONS        TASTING ROOM       OPERATIONS         AND OTHER            TOTAL
                                  ----------------   ----------------  ----------------  -----------------  ----------------
Sales                                $ 11,686,800          $ 211,200      $ 20,259,900        $         -      $ 32,157,900
Operating income                          200,700             12,800           490,900                  -           704,400
Identifiable assets                    13,166,900             99,400         8,729,400          2,367,400        24,363,100
Depreciation and amortization             535,800              5,000           459,300             31,200         1,031,300
Capital expenditures                       38,700                  -           559,100                  -           597,800

                                                                YEAR ENDED DECEMBER 31, 2003
                                  ------------------------------------------------------------------------------------------
                                       BREWING           TAVERN &         DISTRIBUTOR        CORPORATE
                                     OPERATIONS        TASTING ROOM       OPERATIONS         AND OTHER            TOTAL
                                  ----------------   ----------------  ----------------  -----------------  ----------------

Sales                                $ 11,590,100          $ 425,300      $ 16,848,800        $         -      $ 28,864,200
Operating income (Loss)                   (19,400)           (31,400)        1,028,300                  -           977,500
Identifiable assets                    13,695,200            102,400         6,676,900          1,336,700        21,811,200
Depreciation and amortization             736,500              6,000           358,800             26,100         1,127,400
Capital expenditures                      268,600                  -           459,200                  -           727,800

                                                                YEAR ENDED DECEMBER 31, 2002
                                  ------------------------------------------------------------------------------------------
                                       BREWING           TAVERN &         DISTRIBUTOR        CORPORATE
                                     OPERATIONS        TASTING ROOM       OPERATIONS         AND OTHER            TOTAL
                                  ----------------   ----------------  ----------------  -----------------  ----------------

Sales                                $ 11,158,100          $ 511,400      $ 14,415,600        $         -      $ 26,085,100
Operating income                          221,400             22,800           984,500                  -         1,228,700
Identifiable assets                    14,500,800             99,600         5,973,100          1,716,100        22,289,600
Depreciation and amortization             758,900              5,700           246,500             37,900         1,049,000
Capital expenditures                      133,900                  -           350,900              2,700           487,500

NOTE 17 - UNRESTRICTED NET ASSETS

The net assets of the Company's subsidiary, UBSN, are restricted by bank covenants that allows the payment of dividends to its parent company, Mendocino Brewing Company, of one-third of UBSN's annual profits after taxes but limited to no more than (pound)100,000 (approximately $191,000) per year. Condensed financial information of the parent company, Mendocino Brewing Company, Inc., is as follows:

--------------------------------------------------------------------------------
                                                                       PAGE F-15

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


BALANCE SHEETS                                                    2004                 2003
                                                            -----------------    ------------------
Assets
     Cash                                                    $      286,000       $       301,500
     Accounts receivable                                          1,569,700             1,457,100
     Inventories                                                  1,185,400             1,186,100
     Other current assets                                           170,200               250,300
                                                            -----------------    ------------------

         Total current assets                                     3,211,300             3,195,000

Investment in subsidiary                                          1,225,000             1,225,000
Property and equipment                                           12,148,100            12,678,700
Other assets                                                        274,300               260,500
                                                            -----------------    ------------------

         Total assets                                        $   16,858,700       $    17,359,200
                                                            =================    ==================

Liabilities
     Line of credit and note payable                         $    2,128,900       $     1,785,500
     Accounts payable                                             1,757,000             1,857,000
     Intercompany payable                                         1,287,500             1,204,000
     Accrued liabilities                                            752,600             1,269,000
     Legal dispute settlement                                       911,800                     -
     Current maturities of debt and leases                          431,800               715,600
                                                            -----------------    ------------------

         Total current liabilities                                7,269,600             6,831,100

Long-term debt and capital leases                                 2,661,900             3,078,000
Notes payable to related party - subordinated                     2,010,100             1,921,500
                                                            -----------------    ------------------

         Total liabilities                                       11,941,600            11,830,600
                                                            -----------------    ------------------

Stockholders' equity
     Common stock                                                14,648,600            14,648,600
     Preferred stock                                                227,600               227,600
     Accumulated deficit                                         (9,959,100)           (9,347,600)
                                                            -----------------    ------------------

         Total stockholders' equity                               4,917,100             5,528,600
                                                            -----------------    ------------------

         Total liabilities and stockholders' equity          $   16,858,700       $    17,359,200
                                                            =================    ==================

--------------------------------------------------------------------------------
                                                                       PAGE F-16

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
                                                              2004              2003              2002
                                                         ---------------   ---------------   ---------------
Net sales                                                 $  11,245,600     $  11,341,500     $  11,018,000
Cost of goods sold                                            7,467,000         7,972,600         7,473,300
Selling, marketing, and retail expenses                       1,701,400         1,663,100         1,717,600
General and administrative expenses                           1,955,200         1,833,600         1,664,200
                                                         ---------------   ---------------   ---------------

     Income (loss) from operations                              122,000          (127,800)          162,900
                                                         ---------------   ---------------   ---------------

Other income and (expense)
     Interest expense                                          (725,900)         (727,800)         (816,900)
     Other income (expense)                                     179,600           487,600           365,100
     Provision for taxes                                         (3,800)           (1,300)       (1,924,700)
                                                         ---------------   ---------------   ---------------

                                                               (550,100)         (241,500)       (2,376,500)
                                                         ---------------   ---------------   ---------------

Net loss                                                  $    (428,100)    $    (369,300)    $  (2,213,600)
                                                         ===============   ===============   ===============


STATEMENTS OF CASH FLOWS
                                                              2004               2003              2002
                                                         ---------------   ---------------   ---------------

Cash flows from operating activities                      $     374,200     $    (237,500)    $     537,400
                                                         ---------------   ---------------   ---------------

Cash flow from investing activities
     Purchase of property and equipment                         (38,700)         (268,600)          (17,200)
     Proceeds from new distributors                                   -           655,200                 -
     Proceeds from sale of assets                                16,700                 -             1,500
                                                         ---------------   ---------------   ---------------

         Net cash flow from investing activities                (22,000)          386,600           (15,700)
                                                         ---------------   ---------------   ---------------

Cash flow from financing activities
     Net borrowings on line of credit                           343,400           101,800            65,900
     Borrowings (repayments) on long-term debt                 (575,900)          554,800          (348,500)
     Payment on obligation under capital lease                 (124,000)         (697,100)         (359,000)
     Net change in intercompany payable                         (99,800)          107,700                 -
     Proceeds on notes from related party                        88,600            85,200            93,500
                                                         ---------------   ---------------   ---------------

         Net cash flow from financing activities               (367,700)          152,400          (548,100)
                                                         ---------------   ---------------   ---------------

Net change in cash                                              (15,500)          301,500           (26,400)

Cash, beginning of year                                         301,500                 -            26,400
                                                         ---------------   ---------------   ---------------

Cash, end of year                                         $     286,000     $     301,500     $           -
                                                         ===============   ===============   ===============

Cash dividends received from subsidiary                   $     215,100     $     155,800     $           -
                                                         ===============   ===============   ===============

--------------------------------------------------------------------------------
                                                                       PAGE F-17