Form 10-Q
period 2005-03-31
MENDOCINO BREWING CO INC
filed 2005-05-20
CIK 919134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _______________ to _______________

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of March 31, 2005 is 11,473,914.


                                             PART I

ITEM 1.  FINANCIAL STATEMENTS.

                         MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                             ASSETS

                                                                 MARCH 31,         DECEMBER 31,
                                                                   2005                2004
CURRENT ASSETS
     Cash                                                       $ 1,249,300         $   526,600
     Accounts receivable, allowance for doubtful                  7,830,900           8,477,200
         accounts of $53,200 and $47,500
     Inventories                                                  1,014,500           1,185,400
     Prepaid expenses                                               186,700             347,300
                                                                -----------         -----------
            Total Current Assets:                                10,281,400          10,536,500
                                                                -----------         -----------

PROPERTY AND EQUIPMENT                                           13,472,700          13,533,900
                                                                -----------         -----------
OTHER ASSETS
     Deposits and other assets                                      193,100             205,100
     Intangibles net of amortization                                 85,100              87,600

            Total Other Assets:                                     278,200             292,700
                                                                -----------         -----------
                Total Assets:                                   $24,032,300         $24,363,100
                                                                ===========         ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                             $ 4,079,400         $ 3,282,200
     Note payable                                                   576,200             576,200
     Accounts payable                                             4,935,100           5,897,600
     Accrued liabilities                                          1,376,300           1,402,900
     Legal dispute settlement                                       502,800             911,800
     Income taxes payable                                           160,500             134,100
     Current maturities of obligation
         under long-term debt                                       392,000              400,30
     Current maturities of obligation
         under capital lease                                        136,500             146,500
                                                                -----------         -----------
Total Current Liabilities:                                       12,158,800          12,751,600
NOTES TO RELATED PARTY                                            2,438,300           2,010,100
Long term debt, less current maturities                           3,337,700           3,384,800
OBLIGATIONS UNDER CAPITAL LEASE, less current
     maturities                                                      52,500              62,600
                                                                -----------         -----------
        Total Liabilities:                                       17,987,300          18,209,100
                                                                -----------         -----------

                                               1


COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, Series A, no par value, with
        aggregate liquidation preference of
        $227,600;  10,000,000 shares authorized,
        227,600 shares issued and outstanding                       227,600             227,600
     Common stock, no par value:  30,000,000 shares
        authorized, 11,473,914 and 11,266,874 shares
        issued and outstanding                                   14,747,300          14,648,600
     Accumulated comprehensive income                               185,000             194,300
     Accumulated deficit                                         (9,114,900)         (8,916,500)
                                                                -----------         -----------
         Total Stockholders' Equity                               6,045,000           6,154,000
                                                                -----------         -----------
         Total Liabilities and
            Stockholders' Equity:                               $24,032,300         $24,363,100
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


                                               2


                        MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                         ------------------------------------
                                                                   Three Months Ended
                                                                       March 31,
                                                         ------------------------------------

                                                                2005              2004
                                                                ----              ----
Sales                                                       $  7,406,100      $  6,946,000
Less excise taxes                                                149,200           142,800
                                                            ------------      ------------
Net Sales                                                      7,256,900         6,803,200
Cost of goods sold                                             4,986,400         4,634,800
                                                            ------------      ------------
Gross Profit                                                   2,270,500         2,168,400
                                                            ------------      ------------
Marketing                                                      1,316,200         1,328,300
General and administrative                                       903,200           984,100
                                                            ------------      ------------
                                                               2,219,400         2,312,400
                                                            ------------      ------------
INCOME (Loss) from operations                                     51,100          (144,000)
                                                            ------------      ------------
Other income (expense)
Miscellaneous income                                               4,600             4,000
Loss on sale of asset                                             (3,300)           (1,600)
Interest expense                                                (220,600)         (212,000)
                                                            ------------      ------------
                                                                (219,300)         (209,600)
                                                            ------------      ------------
Loss before income taxes                                        (168,200)         (353,600)
PROVISION FOR INCOME TAXES                                        30,200            20,800
                                                            ------------      ------------
Net Loss                                                        (198,400)         (374,400)
                                                            ------------      ------------
Foreign currency translation
  adjustment                                                      (9,300)           62,100
                                                            ------------      ------------
COMPREHENSIVE LOSS                                          $   (207,700)     $   (312,300)
                                                            ============      ============
NET Loss per share                                          $      (0.02)     $      (0.03)
                                                            ============      ============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                          11,439,407        11,266,874
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


                                              3


                                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                       ----------------------------------------
                                                                                 Three Months Ended
                                                                                      March 31
                                                                       ----------------------------------------
                                                                              2005                   2004
                                                                              ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                             $   (198,400)          $  (374,400)
       Adjustments to reconcile net loss to net cash from
       operating activities:
         Depreciation and amortization                                         223,700               302,700
       Allowance for doubtful accounts                                           5,700                38,200
       Loss on sale of assets                                                    3,300                 1,600
         Shares issued for services                                             98,700                    --
       Changes in:
         Accounts receivable                                                   528,700               485,600
         Inventories                                                           170,900                81,800
         Prepaid expenses                                                      158,100               136,400
         Deposits and other assets                                              26,400               (16,200)
                Accounts payable                                              (904,400)             (276,600)
         Accrued liabilities                                                  (426,400)             (357,100)
    Income taxes payable                                                        28,400                   ---
                                                                          ------------           -----------
                     Net cash from  operating activities:                     (285,300)               22,000
                                                                          ------------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold                          (191,700)             (156,300)
         improvements
     Proceeds from sale of fixed assets                                          8,300                 3,300
                                                                          ------------           -----------
                     Net cash from investing activities:                      (183,400)             (153,000)
                                                                          ------------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowing on line of credit                                           822,700               416,700
     Repayment on long-term debt                                               (42,600)             (172,900)
     Borrowings on related party debt                                          428,200                20,600
     Payments on obligation under long term lease                              (20,100)              (23,800)
                                                                          ------------           -----------
                     Net cash from  financing activities:                    1,188,200               240,600
                                                                          ------------           -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          3,200                39,200
                                                                          ------------           -----------
NET CHANGE  IN CASH                                                            722,700               148,800
                                                                          ------------           -----------
CASH, beginning of period                                                      526,600               554,300
                                                                          ------------           -----------
CASH, end of period                                                       $  1,249,300           $   703,100
                                                                          ============           ===========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                             $    192,400           $   191,400
     Non-cash investing activity
     Seller Financed equipment                                            $     29,500           $    15,400


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - LINE OF CREDIT

The Company had available a $3,500,000 line of credit secured by substantially all of the assets of the Releta Brewing Company, LLC, accounts receivable and inventory of the Ukiah Brewery, certain securities pledged by a stockholder, and a second position on the real property of the Ukiah Brewery. As of March 31, 2005, the total amount outstanding on the line of credit was approximately $1,309,600. The Company used the proceeds from the BFI Facility (discussed below) and paid off the entire amount outstanding under this line of credit on May 6, 2005.

On May 5, 2005, the Company entered into a receivables and inventory-based line of credit transaction with BFI Business Finance ("BFI"), pursuant to which BFI has provided the Company with a $2,000,000 maximum revolving line of credit with an advance rate based on 80% of MBC's qualified accounts receivable, 70% of Releta's qualified accounts receivable, and 50% of the eligible inventory carried by both MBC and Releta (the "BFI Line of Credit"). At the same time, BFI also advanced the Company $31,240 under a promissory note (the "BFI Note" and, together with the BFI Line of Credit, the "BFI Facility"). On May 6, 2005, the Company used the entire immediately available amount drawable under the BFI Facility to pay off the balance remaining outstanding under the CIT Line of Credit (discussed above).

On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended a temporary loan in the principal amount of $576,200 to MBC in order to finance a buy-out of equipment leased through Finova Capital Corporation. The lender has committed to extend the loan until May 2006. The rate of interest on the loan is prime plus 3%.

Nedbank Limited, a South African registered company, has provided a credit facility of GBP 1,250,000 to UBSN Ltd. ("UBSN"), a wholly-owned subsidiary of United Breweries International (UK) Ltd. ("UBI"), which is in turn wholly-owned by the Company. This facility includes a revolving short-term loan, overdraft protection, and foreign exchange services. It is available until terminated by Nedbank, and is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of March 31, 2005 was approximately $2,769,800.

NOTE 3 - LONG TERM DEBT, NOTE PAYABLE, AND NOTES TO RELATED PARTIES

The Company has a note outstanding in the principal amount of $2,700,000 in favor of Savings Bank of Mendocino County ("SBMC"), with interest at the five-year treasury constant maturity index plus 4.17%, currently 7.24%. The note requires monthly payments of principal and interest of $24,400. The note matures in December 2012 with a balloon payment of $932,600, and is secured by real property located in Ukiah, California. The amount outstanding on this note as of March 31, 2005 was approximately $2,267,500.

The Company owed the County of Mendocino $574,500, which represents overdue taxes for the period from April of 1999 to June of 2003. Under the payment plan executed with the County, this amount is payable in four annual installments on or before April 10 of each year, commencing in the year 2005, along with accrued interest calculated at 18% per year. The Company paid the next installment along with accrued interest on April 8, 2005. Failure to timely pay any installment or any current property taxes may result in the County selling the Company's Ukiah property to satisfy this outstanding debt.

UBSN has engaged Shepherd Neame Limited ("Shepherd Neame") to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for the extension of the brewing contract, Shepherd Neame advanced a loan of GBP 600,000 to UBSN, repayable in ten annual installments of GBP 60,000, commencing in June 2003. At the time of the filing this report, GBP 600,000 was approximately equal to $1,133,300, therefore, each payment of 60,000 GBP would be approximately equal to $113,300. The loan carries an interest rate of 5% per year. The amount outstanding on this loan as of March 31, 2005 was approximately $887,700.

On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000, although as of December 31, 2004 the principal amount outstanding under these notes was $1,155,400. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and each note originally matured 18 months from the date of the particular advance. The Company and UBA have executed an Extension of Term of Notes under Master Line of Credit Agreement, which confirms the Company's and UBA's extension of the terms of the UBA Notes for a period ending on August 31, 2005. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes. Although technically UBA has the right to demand payment within 60 days of the extension date, it is currently precluded from doing because the notes are subordinated to the long-term debt agreement with Savings Bank of Mendocino County and the line of credit with BFI. Because of the subordination, the Company has shown these notes as long term debt. The Company expects the maturity dates to be extended again. UBA funded the Company another $400,000 on March 1, 2005, in connection with which the Company then issued to UBA another convertible note maturing 18 months from that date. The notes are convertible, at UBA's option, into common stock at $1.50 per share. As of March 31, 2005, the aggregate principal balance due under these Notes was $1,555,400; interest accrued on the Notes is approximately $522,900.

NOTE 4 -- RELATED PARTY TRANSACTIONS

MBC and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these were a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. Additional information about these transactions may be found in the Company's annual report on Form 10-K for the year ended December 31, 2004.

UBSN is a party to a brewing agreement and a loan agreement with Shepherd Neame Limited ("Shepherd Neame"). Shepherd Neame was deemed to be a related party at March 31, 2004 since Mr. R.H.B. Neame (Shepherd Neame's Chairman of the Board) was then also a director of the Company and Mr. David Townshend (a senior employee of Shepherd Neame) was serving as the President of UBSN and also as a Director of the Company. Both M/s Neame and Townshend are no longer serving on the Board of the Company and hence Shepherd Neame is no longer treated as a related party at March 31, 2005.

The following table reflects the value of the transactions for the quarter ended March 31, 2005 and 2004.

--------------------------------------------------------- --------------- ---------------
                                                               2005            2004
--------------------------------------------------------- --------------- ---------------
Sales to Shepherd Neame                                                          $522,500
--------------------------------------------------------- --------------- ---------------
Purchases from Shepherd Neame                                                   2,989,700
--------------------------------------------------------- --------------- ---------------
Expenses reimbursement to Shepherd Neame                                          243,100
--------------------------------------------------------- --------------- ---------------
Interest expenses associated with UBA convertible
notes payable                                                    $28,200           20,600
--------------------------------------------------------- --------------- ---------------
Accounts payable to Shepherd Neame                                              3,228,200
--------------------------------------------------------- --------------- ---------------
Account receivable from Shepherd Neame                                            516,400
--------------------------------------------------------- --------------- ---------------

NOTE 5 - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding, which include dilutive stock options and notes payable convertible in common stock. Common equivalent shares associated with stock options and convertible notes payable have been excluded from periods with a net loss as the potentially dilutive shares would be antidilutive. No calculation of dilutive earnings per share is provided because of the net loss would make any potentially dilutive shares antidilutive.

NOTE 6 - INVENTORY

                                         MARCH 31,      DECEMBER 31,
                                           2005             2004
     Raw Materials                      $  266,000      $  357,500
     Beer-in-process                       184,300         140,100
     Finished Goods                        535,200         664,700
     Merchandise                            29,000          23,100
                                        ----------      ----------
          TOTAL                         $1,014,500      $1,185,400
                                        ==========      ==========

NOTE 7 - STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the three months ended March 31, 2005.

                            SERIES A
                        PREFERRED STOCK            COMMON STOCK                OTHER
                 -------------------------- ----------------------------   COMPREHENSIVE      ACCUMULATED      TOTAL
                     SHARES       AMOUNT        SHARES        AMOUNT      INCOME / (LOSS)      DEFICIT         EQUITY
                 ------------- ------------ ------------- -------------- ----------------- --------------- --------------
Balance,
   December 31,
   2004               227,600   $  227,600     11,266,874  $ 14,648,600          $194,300    $ (8,916,500)   $ 6,154,000

   Stock issued
   for services                                  207,040         98,700                                           98,700
   Net Loss                                                                                      (198,400)      (198,400)

   Currency
   Translation
   Adjustment                                                                      (9,300)                        (9,300)

Balance,
   March  31,
   2005               227,600   $  227,600     11,473,914  $ 14,747,300          $185,000    $ (9,114,900)   $ 6,045,000
                 ============= ============ ============= ============== ================= =============== ==============

NOTE 8 - STOCK BASED COMPENSATION

The Company had a stock-based employee compensation plan that allowed the Company to grant options to purchase up to 1,000,000 shares of the Company's common stock. The plan expired in 2004. The Company accounts for the option that had been issued from this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were granted or exercised in 2005 or 2004 so no pro forma information is disclosed.

NOTE 9. SEGMENT INFORMATION

The Company's business segments are brewing operations, distributing operations in the United Kingdom, and retail sales at the Hopland Brewery and the tasting room at Saratoga Springs. A summary of each segment is as follows:

                                                        Three months ended March 31, 2005

                                     Domestic        European        Retail        Corporate &
                                    Operations       Territory     Operations        Others         Total
Net Sales                          $ 2,475,600      $ 4,740,100     $  41,200      $        -    $ 7,256,900
Operating Profit/(Loss)                (71,600)         123,200          (500)              -         51,100
Identifiable Assets                 12,898,000        8,850,500       105,300       2,178,500     24,032,300
Depreciation & amortization            117,700           96,700         1,200           8,100        223,700
Capital Expenditures                    34,200          157,500             -                        191,700


                                                        Three months ended March 31, 2004

                                     Domestic        European        Retail        Corporate &
                                    Operations       Territory     Operations        Others        Total

Net Sales                          $ 2,298,600       $ 4,466,700     $  37,900      $        -   $ 6,803,200
Operating Profit/(Loss)               (199,500)           63,200        (7,700)              -      (144,000)
Identifiable Assets                 13,444,000         7,250,700        93,700       2,176,300    22,964,700
Depreciation & amortization            185,600           108,500         1,300           7,300       302,700
Capital Expenditures                    15,400           140,900             -                       156,300

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

        o The Company follows Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," in accounting for its employee stock options using the intrinsic value based method.

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

        SEGMENT INFORMATION

        Prior to 2001, the Company's business operations were exclusively located in the United States, where it was divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of United Breweries International(UK) , Ltd. ("UBI") in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 64% of the Company's gross sales during the first quarter of 2005 and 2004, with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 36%. With expanded wholesale distribution of beer and closure of restaurant at Hopland, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

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

SUMMARY OF FINANCIAL RESULTS

        The Company ended the first quarter of 2005 with a net loss of $198,400, as compared to a net loss of $374,400 for the same period in 2004. As set forth more fully under "Results of Operations," below, during the first quarter the

Company experienced an increase in gross sales of $460,100, or 6.6% as compared to the first quarter of 2004. Costs of goods sold increased by $351,600, or 7.6%, marketing costs decreased by $12,100, or 0.9%, general and administrative costs decreased by $80,900, or 8.2%, and interest expenses increased by $8,600, or 4.1%, all of which contributed to the net loss for the period.

RESULTS OF OPERATIONS

The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.

                                             -------------------------------
                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                             -------------------------------
                                                 2005              2004
     STATEMENTS OF OPERATIONS DATA:                %                 %
                                                   -                 -

     Sales                                      102.06             102.10
     Less Excise taxes                            2.06               2.10
                                               --------           --------
     NET SALES                                  100.00             100.00
     Costs of Sales                              68.71              68.13
                                               --------           --------
     GROSS PROFIT                                31.29              31.87
                                               --------           --------
     Marketing                                   18.14              19.52
     General and Administrative  Expense         12.45              14.47
     PROFIT / (LOSS) FROM OPERATIONS              0.70              (2.12)
     Other (Income) / Expense                    (0.02)             (0.04)
     Interest Expense                             3.04               3.12
                                               --------           --------
     Loss before income taxes                    (2.32)             (5.20)
     Provision for income taxes                   0.42               0.31
                                               --------           --------
                                                  0.42
     NET LOSS                                    (2.73%)            (5.51%)
                                               ========           ========
     Other Comprehensive Loss                    (0.13)              0.91
                                               ========           ========
     COMPREHENSIVE LOSS                          (2.86%)            (4.60%)
                                               ========           ========

                                               -------------------------------
                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                               -------------------------------
                                                     2005             2004
     BALANCE SHEET DATA:                              $                 $
                                                      -                 -
     Cash and Cash Equivalents                     1,249,300          703,100
     Working Capital                              (1,877,400)       (2,078,900)
     Property and Equipment                       13,472,700        13,762,900
     Deposits and Other Assets                       278,200           291,400
     Total Assets                                 24,032,300        22,964,700
     Long-term Debt (less current maturities)      3,337,700         3,670,700
     Capital Lease (less current maturities)          52,500           168,300
     Total Liabilities                            17,987,300        16,770,400
     Accumulated Deficit                          (9,114,900)       (8,822,000)
     Stockholder's equity                          6,045,000         6,194,300

        NET SALES

        Overall net sales for the first quarter of 2005 were $7,256,900, an increase of $453,700, or 6.7%, compared to $6,803,200 for the first quarter of 2004. The increase was mainly due to increased sales and exchange rate fluctuations.

        DOMESTIC OPERATIONS. Domestic net sales for first quarter of 2005 were $2,516,800 compared to $2,336,500 for the same period in 2004, an increase of $180,300, or 7.72%. The sales volume increased to 13,370 barrels in first quarter of 2005 from 12,772 barrels in the first quarter 2004, representing an increase of 598 barrels, or 4.68%. Of the increase, sale of Company's brands increased by 543 barrels; Kingfisher volume decreased by 53 barrels and contract brands sale increased by 108 barrels.

        EUROPEAN TERRITORY: Net sales for the first quarter of 2005 were $4,740,100 (GBP 2,507,100) compared to $4,466,700 (GBP 2,428,100) during the corresponding period of 2004, an increase of $273,400, or 6.12%. During the first quarter of 2005, UBSN sold 15,292 barrels (including 719 barrels of Sun Lik beer) compared to 14,389 barrels (including 756 barrels of Sun Lik beer) during the first quarter of 2004. As of April 1, 2005, Shepherd Neame terminated the distribution arrangements entered with UBSN for distribution of Sun Lik beer; as a result the Company will no longer distribute Sun Lik beer. Exchange rate fluctuations when measured in United States dollars increased growth percentage as compared to last year and hence when the net sales results are compared in Pounds Sterling, the increase in net sales is only 3.25%.

        COST OF GOODS SOLD

        Cost of goods sold as a percentage of net sales during the first quarter of 2005 was 68.71%, as compared to 68.13% during the corresponding period of 2004 mainly due to increased cost in the United Kingdom.

        DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during the first quarter of 2005 was 70.94%, as compared to 71.13%, during the corresponding period of 2004, representing a decrease of 0.19% mainly due to a decrease in depreciation costs.

        EUROPEAN TERRITORY: Cost of goods sold as a percentage of net sales in the United Kingdom during the first quarter of 2005 was 67.95%, as compared to 66.93% during corresponding period in 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing increase of 1.02% mainly due increase in purchase price of the products from Shepherd Neame.

        GROSS PROFIT

        As a result of the higher net sales described above, gross profit for the first quarter 2005 increased to $2,270,500, from $2,168,400 during the corresponding period of 2004, representing an increase of 4.71%. As a percentage of net sales, the gross profit during the first quarter of 2005 decreased to 31.29% from that of 31.87% for the first quarter of 2004.

        OPERATING EXPENSES

        Operating expenses for the first quarter of the year 2005 were $2,219,400, a decrease of $93,000, or 4.02%, as compared to $2,312,400 for the corresponding period of the year 2004. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

        MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of salesmen's salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and Company's tavern and tasting room expenses. Such expenses for the first quarter of 2005 were $1,316,200, as compared to $1,328,300 for the first quarter of 2004, representing a marginal decrease of 0.9%.

        DOMESTIC OPERATIONS: Expenses for the first quarter of 2005 were $353,500 compared to $400,300 during the corresponding period of 2004, representing a decrease of $46,800. As a percentage of net sales in the United States, the expenses decreased to 14.05% during the first quarter of 2005, compared to 17.13% during the corresponding period of 2004. The reduction was due to temporarily reduced salary expenses due to reduction in manpower and reduced advertising and promotional expenses.

        EUROPEAN TERRITORY: Expenses for the first quarter of 2005 were $962,700 compared to $928,000 during the corresponding period of 2004, representing an increase of $34,700. As a percentage of net sales in the United

Kingdom, the expenses decreased to 20.31% during the first quarter of 2005 compared to 20.78% during the corresponding period of 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase was caused mainly by higher salary and travel costs as a result of additional manpower, increases in sales promotional expenses, and higher commissions and discounts due to increased sales.

        GENERAL AND ADMINISTRATIVE EXPENSES: The Company's general and administrative expenses were $903,200 for the first quarter of the year 2005, representing a decrease of $80,900, or 8.22%, over $984,100 for the corresponding period in 2004. These expenses were equal to 12.45% of net sales for the first quarter of the year 2005, as compared to 14.47% in the first quarter of 2004.

        DOMESTIC OPERATIONS. Domestic general and administrative expenses were $469,900 for the first quarter of the year 2005, representing a decrease of $28,400, or 5.7%, over $498,300 for the first quarter of the year 2004. The decrease was primarily due to decreased legal expenses caused by settlement of legal dispute with a distributor in the year 2004.

        EUROPEAN TERRITORY. General and administrative expenses related to the European Territory were $433,300 for the first quarter of the year 2005, representing a decrease of $52,500, or 10.81%, as compared to $485,800 for the first quarter of the year 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The decreases was mainly due to lower depreciation, exchange rate differences within the European territory, and a smaller provision for bad debt expenses.

        OTHER EXPENSES

        Other expenses for the first quarter of 2005 totaled $219,300, representing an increase of $9,700 when compared to the first quarter of 2004 mainly due to increase in interest expenses as a result of increased borrowings under the lines of credit.

        INCOME TAXES

        The Company has a provision for income taxes of $30,200 for the first quarter of 2005, compared to $20,800 for the first quarter of 2004. The provision for taxes related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

        NET LOSS

        The Company's net loss for the first quarter of 2005 was $198,400, as compared to loss of $374,400 for the first quarter of 2004. After providing for a negative foreign currency translation adjustment of $9,300 during the first quarter of 2005 (as compared to a positive adjustment of $62,100 for the same period in 2004), the comprehensive loss for the first quarter of 2005 was $207,700, compared to a loss of $312,300 for the same period in 2004.

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

        MASTER LINE OF CREDIT. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000. The Company and UBA have executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the UBA Notes for a period ending on August 31, 2005. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

        As of the date of this filing, UBA has made fourteen (14) separate advances to the Company under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of March 31, 2005 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $522,900.

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

        The outstanding principal amount of the Notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of March 31, 2005, the outstanding principal and interest on the notes was convertible into 1,625,538 shares of the Company's Common Stock.

        Because these notes are subordinated to credit facilities extended to the Company by BFI and SBMC (discussed below), UBA is currently precluded from demanding repayment under them, and the Company does not expect to make payments on any of these notes within the next year. The Company also expects the maturity dates of these notes to be extended, although there is no current agreement to do so.

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

OTHER LOANS AND CREDIT FACILITIES.

        BFI LOAN AND LINE OF CREDIT: On May 5, 2005, the Company entered into a receivables and inventory-based line of credit transaction with BFI Business Finance ("BFI"),pursuant to which BFI has provided the Company with a $2,000,000 maximum revolving line of credit with an advance rate based on 80% of MBC's qualified accounts receivable, 70% of Releta's qualified accounts receivable, and 50% of the eligible inventory carried by both MBC and Releta (the "BFI Line of Credit"). The BFI Line of Credit has an initial term of twelve months, but it can be automatically extended, at the Company's option, for an unlimited number of additional twelve-month periods. However, BFI also retains the right to terminate the BFI Line of Credit at any time, upon 30 days' notice. The minimum monthly interest payment commitment under the BFI Line of Credit is approximately $6,000, and there is no prepayment fee if the BFI Line of Credit remains outstanding for a minimum of six (6) months. The BFI Facility carries an interest rate equal to the greater of 9.5%, or the prime rate announced in the Western edition of the Wall Street Journal plus 3.75 %, payable monthly. The facility is also subject to a monthly administrative fee of 0.40%.

        At the same time, BFI also advanced the Company $31,240 under a promissory note (the "BFI Note" and, together with the BFI Line of Credit, the "BFI Facility"). The BFI Note is interest-only until September of 2005; principal under the BFI Note is payable in four equal monthly installments commencing in September 2005. On May 6, 2005, the Company used the entire immediately available amount drawable under the BFI Facility to pay off the balance remaining outstanding under the CIT Group Line of Credit discussed below.

        CIT GROUP/CREDIT FINANCE LINE OF CREDIT: The CIT Group/Credit Finance, Inc. provided MBC a $3,000,000 maximum line of credit secured by all accounts, general intangibles, inventory, and equipment of MBC except for the specific equipment and fixtures of the Company leased from Finova Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to MBC as an initial term loan, which was repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. As of March 31, 2005, the total amount outstanding on the line of credit was approximately $1,309,600. The Company used the proceeds from the BFI Facility and paid off the entire amount outstanding on May 6, 2005.

        SAVINGS BANK OF MENDOCINO TEMPORARY LOAN: On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended a temporary loan in the principal amount of $576,200 to the Company in order to finance buy-out of equipment leased through Finova Capital Corporation secured by the existing assets of the Company and the assets released by Finova on lease termination. The rate of interest on the loan is bank's prime rate plus 3%. On April 27, 2005, SBMC formally committed to extend the loan until May 2006.

        NEDBANK LIMITED OPTION FACILITY: Nedbank Limited, a South African registered company ("Nedbank"), has provided UBSN with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility, which may be terminated by Nedbank at any time (with or without default) on thirty days' notice, is secured by all of the assets of UBSN. The amount outstanding on this line of credit as of March 31, 2005 was approximately $2,769,800. The agreement restricts the subsidiary from making distributions and payments to the parent in excess of approximately (pound)100,000 annually (approximately $189,000). The inability to transfer funds from the subsidiary could have an adverse effect on the Company.

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

        WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 8.53% for the first quarter of the year 2005 and 7.58% for the corresponding period in 2004. For loans primarily associated with Company's European territory, the weighted average rate paid was 6.1% for the first quarter of the year 2005 and 5.5% for the corresponding period in 2004.

        KEG MANAGEMENT ARRANGEMENT: The Company entered into a keg management agreement with MicroStar Keg Management LLC. in September 2004 for a period of five years. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If the agreement is terminated, the Company is required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available. However, there can be no assurance that the Company will be able to finance the purchase of kegs. Failure to purchase the necessary kegs from MicroStar on termination of contract is likely to have a material adverse effect on the Company.

        OVERDUE PROPERTY TAXES: As of March 31, 2005, the balance of delinquent property taxes due on the Company's Ukiah property was approximately $574,500. Pursuant to an agreement with Mendocino County, the balance of the overdue taxes should be paid in four annual installments, due on or before April 10, 2005, 2006, 2007, and 2008, each representing 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. The Company made a payment on April 8, 2005 of 20% of the original amount outstanding, together with interest accrued until March 2005. Because of the large amount of taxes owed, and the County's ability to sell the Ukiah property to satisfy a delinquency, failure to settle these tax dues (including payments due under the payment plan) could have a serious adverse effect on the Company's business and financial condition.

        RESTRICTED NET ASSETS. The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $2,490,200 as of March 31, 2005. Under UBI's line of credit agreement, distributions and other payments to the Company from its subsidiary are limited to approximately $200,000 per year.

        CURRENT RATIO

        The Company's ratio of current assets to current liabilities on March 31, 2005 was 0.85 to 1.0 and its ratio of total assets to total liabilities was
1.34 to 1.0. On March 31, 2004, the Company's ratio of current assets to current liabilities was 0.81 to 1.0 and its ratio of total assets to total liabilities was 1.37 to 1.0.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of March 31, 2005, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has some interest-related market risk due to floating interest rate debt totaling $4,307,800 as of March 31, 2005.

        INTEREST RATE RISK

        The Company had total debt as of March 31, 2005 of $9,900,700, of which $6,171,000 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 4.25%). Its long-term debt (including current portion) as of March 31, 2005 totaled $5,245,100, of which $3,729,700 had fixed rates of interest and the balance of $1,515,400 were subject to variable rates. Short term debts amounted to $4,655,600 which were subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $61,700 in interest expense on the Company's variable rate loans.

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

                                     PART II

                                OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

        Pursuant to a Master Line of Credit Agreement between the Company and United Breweries of America, Inc. (discussed in Part I, Item 2, above, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources - Master Line of Credit Agreement"), the Company issued thirteen (13) promissory notes to United Breweries of America, Inc. ("UBA") between September, 1999, and July, 2001 (the "UBA Notes"). (A fourteenth note, on the same terms as the others but in the amount of $400,000 (the "New Note"), was issued to UBA on March 2, 2005.) The outstanding principal amount of the UBA Notes and the New Note, and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of March 31, 2005, the outstanding principal and interest on the UBA Notes (including the New Note) totaled approximately $2,438,300, and the UBA Notes were convertible into 1,625,538 shares of the Company's Common Stock. If the UBA Notes and the New Note were deemed to be securities, the Company's Management believes that the issuance of all such notes was exempt from registration pursuant to Section 4(2) of the Act because UBA, the sole offeree and recipient thereof, has significant business experience, financial sophistication, and knowledge of and familiarity with the business of the Company. Management believes that if these notes were eventually to be converted into shares of the Company's Common Stock, the issuance of such shares would also be exempt from registration pursuant to Section 4(2) of the Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 6.  EXHIBITS

        NUMBER                     DESCRIPTION OF DOCUMENT

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

        10.6    (A)     Lease Agreement between the Company and Kohn Properties.

        10.7    (C)     Commercial Real Estate Purchase Contract and Receipt for
                        Deposit (previously filed as Exhibit 19.2).

        10.8    (D)     Commercial Lease between Stewart's Ice Cream Company,
                        Inc. and Releta Brewing Company LLC.

        10.9    (E)     Agreement between United Breweries of America Inc. and
                        Releta Brewing Company LLC regarding payment of certain liens.

        10.10   (F)     Keg Management Agreement with MicroStar Keg Management
                        LLC

        NUMBER                     DESCRIPTION OF DOCUMENT

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

        NUMBER                     DESCRIPTION OF DOCUMENT

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

        NUMBER                     DESCRIPTION OF DOCUMENT

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

        NUMBER                     DESCRIPTION OF DOCUMENT

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

        NUMBER                     DESCRIPTION OF DOCUMENT

        10.74   (BB)    Convertible Promissory Note of Mendocino Brewing
                        Company, Inc. in favor of United Breweries of America,
                        Inc., dated March 2, 2005

        10.75   (CC)    Loan and Security Agreement (Accounts Receivable &
                        Inventory Line of Credit) dated May 5, 2005 between the
                        Company and BFI Business Finance

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

        (CC) The Company's Annual Report on Form 10-K for the year ended December 31, 2004

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MENDOCINO BREWING COMPANY, INC.


Dated:  May 20, 2005                      By: /s/ Yashpal Singh
                                              -----------------
                                              Yashpal Singh
                                              President, Director and Chief
                                              Executive Officer


Dated:  May 20, 2005                      By: /s/ N.Mahadevan
                                              ---------------
                                              N. Mahadevan
                                              Chief Financial Officer and
                                              Secretary

                                  EXHIBIT INDEX


  Exhibit No.                         Description
  -----------                         -----------

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