Form 10-Q
period 2005-06-30
MENDOCINO BREWING CO INC
filed 2005-08-18
CIK 919134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
                                            -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of June 30, 2005 is 11,473,914.

                                             PART I

ITEM 1.  FINANCIAL STATEMENTS.

                         MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                             ASSETS

                                                                 JUNE 30,          DECEMBER 31,
                                                                   2005                2004
CURRENT ASSETS
     Cash                                                       $   524,900         $   526,600
     Accounts receivable, allowance for doubtful                  7,752,600           8,477,200
         accounts of $36,500 and $27,500
     Inventories                                                  1,148,200           1,185,400
     Prepaid expenses                                               753,200             347,300
                                                                -----------         -----------
            Total Current Assets:                                10,178,900          10,536,500
                                                                -----------         -----------

PROPERTY AND EQUIPMENT                                           13,306,200          13,533,900
                                                                -----------         -----------
OTHER ASSETS
     Deposits and other assets                                      195,800             205,100
     Intangibles net of amortization                                 82,200              87,600
                                                                -----------         -----------
            Total Other Assets:                                     278,000             292,700
                                                                -----------         -----------
                    Total Assets:                               $23,763,100         $24,363,100
                                                                ===========         ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                             $ 3,846,500         $ 3,282,200
     Note payable                                                   576,200             576,200
     Accounts payable                                             5,376,800           5,897,600
     Accrued liabilities                                          1,365,800           1,402,900
     Legal dispute settlement                                       200,000             911,800
     Income taxes payable                                           192,400             134,100
     Current maturities of obligation
         under long-term debt                                       388,000             400,300
     Current maturities of obligation
         under capital lease                                        123,600             146,500
                                                                -----------         -----------
Total Current Liabilities:                                       12,069,300          12,751,600
NOTES TO RELATED PARTY                                            2,473,300           2,010,100
Long term debt, less current maturities                           3,013,100           3,384,800
OBLIGATIONS UNDER CAPITAL LEASE, less current
     maturities                                                      26,400              62,600
                                                                -----------         -----------
        Total Liabilities:                                       17,582,100          18,209,100
                                                                -----------         -----------

                                              -1-

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, Series A, no par value, with
        aggregate liquidation preference of
        $227,600; 10,000,000 shares authorized,
        227,600 shares issued and outstanding                       227,600             227,600
     Common stock, no par value: 30,000,000 shares
        authorized, 11,473,914 and 11,266,874 shares             14,747,300          14,648,600
        issued and outstanding
     Accumulated comprehensive income                               108,900             194,300
       Accumulated deficit                                       (8,902,800)         (8,916,500)
                                                                -----------         -----------
        Total Stockholders' Equity                                6,181,000           6,154,000
                                                                -----------         -----------
        Total Liabilities and Stockholders' Equity:
                                                                $23,763,100         $24,363,100
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


                                              -2-


                                       MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  June 30                             June 30
                                                         2005               2004              2005                2004
                                                         ----               ----              ----                ----
SALES                                               $   8,408,800      $   8,374,600      $  15,814,900      $  15,320,600
EXCISE TAXES                                              168,200            187,500            317,400            330,300
                                                    -------------      -------------      -------------      -------------
NET SALES                                               8,240,600          8,187,100         15,497,500         14,990,300
COST OF GOODS SOLD                                      5,538,400          5,372,500         10,524,800         10,007,300
                                                    -------------      -------------      -------------      -------------
GROSS PROFIT                                            2,702,200          2,814,600          4,972,700          4,983,000
                                                    -------------      -------------      -------------      -------------
OPERATING EXPENSES
   Marketing                                            1,276,800          1,478,400          2,593,000          2,806,700
   General and administrative                             969,300            922,400          1,872,500          1,906,500
                                                    -------------      -------------      -------------      -------------
                                                        2,246,100          2,400,800          4,465,500          4,713,200
                                                    -------------      -------------      -------------      -------------
Income  from operations                                   456,100            413,800            507,200            269,800
                                                    -------------      -------------      -------------      -------------
Other income (expense)
   Other income                                            36,400              5,100             41,000              9,100
   Profit (Loss) on sale of equipment                      (5,900)            15,600             (9,200)            14,000
   Interest expense                                      (233,000)          (210,700)          (453,600)          (422,700)
                                                    -------------      -------------      -------------      -------------
                                                         (202,500)          (190,000)          (421,800)          (399,600)
                                                    -------------      -------------      -------------      -------------
INCOME (LOSS) before income taxes                         253,600            223,800             85,400           (129,800)
PROVISION FOR  INCOME TAXES                                41,500             57,400             71,700             78,200
                                                    -------------      -------------      -------------      -------------
Net INCOME (Loss)                                   $     212,100      $     166,400      $      13,700      $    (208,000)
                                                    -------------      -------------      -------------      -------------
OTHER COMPREHENSIVE INCOME /
(LOSS),  net of tax                                       (76,100)           (36,400)           (85,400)            25,700
                                                    -------------      -------------      -------------      -------------
Foreign Currency Translation Adjustment
COMPREHENSIVE Income (LOSS)                         $     136,000      $     130,000      $     (71,700)     $    (182,300)
                                                    =============      =============      =============      =============

NET INCOME (LOSS) PER COMMON SHARE                  $        0.02      $        0.01      $        0.00      $       (0.02)
                                                    =============      =============      =============      =============

DILUTED NET INCOME (LOSS)
PER COMMON SHARE                                    $        0.02      $        0.01      $        0.00      $       (0.02)
                                                    =============      =============      =============      =============


                         The accompanying notes are an integral part of these financial statements.

                                                            -3-


                              MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                             Six Months Ended June 30
                                                                             2004                2004
                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (Loss)                                                   $    13,700         $  (208,000)
       Adjustments to reconcile net income (loss) to
       net cash from operating activities:
         Depreciation and amortization                                       453,800             536,400
       Allowance for doubtful accounts                                         9,000              49,000
       Loss (Profit) on sale of assets                                         9,200             (14,000)
       Changes in:
         Accounts receivable                                                 275,300              16,900
         Inventories                                                          37,200              16,500
         Prepaid expenses                                                   (425,300)            148,100
         Deposits and other assets                                            30,900             (38,700)
         Accounts payable                                                   (264,900)            (16,600)
         Accrued liabilities                                                (611,900)           (437,300)
         Income taxes payable                                                 69,900            (189,900)
                                                                         -----------         -----------
  Net cash from  operating activities:                                      (403,100)           (137,600)
                                                                         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold
         improvements                                                       (396,700)           (280,100)
     Proceeds from new distributors                                               --                  --
     Proceeds from sale of fixed assets                                       73,100              23,200
                                                                         -----------         -----------
   Net cash from investing activities:                                      (323,600)           (256,900)
                                                                         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowing on line of credit                                         704,600             807,500
     Repayment on long-term debt                                            (331,000)           (381,500)
     Borrowings on related party debt                                        463,200              41,600
     Payments on obligation under long term lease                            (59,100)            (56,900)
                                                                         -----------         -----------
   Net cash from  financing activities:                                      777,700             410,700
                                                                         -----------         -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (52,700)             12,900
                                                                         -----------         -----------
NET CHANGE  IN CASH                                                           (1,700)             29,100
                                                                         -----------         -----------
CASH, beginning of period                                                    526,600             554,300
                                                                         -----------         -----------
CASH, end of period                                                      $   524,900         $   583,400
                                                                         ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                            $   390,400         $   319,300
     Income taxes                                                        $         -         $   100,300
     Non-cash investing activity
     Seller Financed equipment                                           $    29,500         $    26,500


                The accompanying notes are an integral part of these financial statements.

                                                   -4-

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - LINE OF CREDIT

The Company had available a $3,500,000 line of credit secured by substantially all of the assets of the Releta Brewing Company, LLC, accounts receivable and inventory of the Ukiah Brewery, certain securities pledged by a stockholder, and a second position on the real property of the Ukiah Brewery. The Company used the proceeds from the BFI Line of Credit (discussed below) and paid off the entire amount outstanding under this line of credit on May 6, 2005.

On May 5, 2005, the Company entered into a receivables and inventory-based line of credit transaction with BFI Business Finance ("BFI"), pursuant to which BFI has provided the Company with a $2,000,000 maximum revolving line of credit with an advance rate based on 80% of MBC's qualified accounts receivable, 70% of Releta's qualified accounts receivable, and 50% of the eligible inventory carried by both MBC and Releta (the "BFI Line of Credit"). At the same time, BFI also advanced the Company $53,740 under a promissory note. On May 6, 2005, the Company used the entire immediately available amount drawable under these facilities to pay off the balance remaining outstanding under the CIT Line of Credit (discussed above). On June 30, 2005 BFI advanced the Company $200,000 under a promissory note repayable in 30 weekly installments. The total amount outstanding on these facilities as of June 30, 2005 was $1,576,700.

On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended a temporary loan in the principal amount of $576,200 to MBC in order to finance a buy-out of equipment leased through Finova Capital Corporation. The lender has committed to extend the loan until May 2006. The rate of interest on the loan is prime plus 3%.

Nedbank Limited, a South African registered company, provided a credit facility of GBP 1,250,000 to UBSN Ltd. ("UBSN"), a wholly-owned subsidiary of United Breweries International (UK) Ltd. ("UBI"), which is in turn wholly-owned by the Company. This facility included a revolving short-term loan, overdraft protection, and foreign exchange services. It was available until terminated by Nedbank, and was secured by all of the assets of UBSN. On April 6, 2005, the balance remaining outstanding on the Nedbank facility was settled in full using the proceeds from the RBS facility (discussed below).

On April 26, 2005, Royal Bank of Scotland ("RBS") provided an invoice discounting facility for a maximum amount of GBP 1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers. The initial term of the facility is for a period of one year after which the facility can be terminated by either party by providing the other party a notice of six months. The facility carries an interest rate of 1.38% above RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of June 30, 2005 was approximately $2,269,800.

NOTE 3 - LONG TERM DEBT, NOTE PAYABLE, AND NOTES TO RELATED PARTIES

The Company has a note outstanding in the principal amount of $2,700,000 in favor of Savings Bank of Mendocino County ("SBMC"), with interest at the five-year treasury constant maturity index plus 4.17%, currently 7.24%. The note requires monthly payments of principal and interest of $24,400. The note matures in December 2012 with a balloon payment of $932,600, and is secured by real property located in Ukiah, California. The amount outstanding on this note as of June 30, 2005 was approximately $2,235,100.

As of June 30, 2005, the balance of the delinquent property taxes due on the Company's Ukiah property was approximately $430,900. Pursuant to an agreement with Mendocino County, the remaining balance of the overdue taxes should be paid in three annual installments, due on or before April 10, 2006, 2007, and 2008, each representing 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. The Company made a payment on April 8, 2005 of $143,600, or 20% of the original amount outstanding, together with interest accrued until March 2005.

UBSN has engaged Shepherd Neame Limited ("Shepherd Neame") to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for the extension of the brewing contract, Shepherd Neame advanced a loan of GBP 600,000 to UBSN, repayable in ten annual installments of GBP 60,000, commencing in June 2003. The loan carries an interest rate of 5% per year. The amount outstanding on this loan as of June 30, 2005 was approximately GPB 410,000 ($735,100 in US Dollars).

On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000. The notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and each note originally matured 18 months from the date of the particular advance. The Company and UBA have executed an Extension of Term of Notes under Master Line of Credit Agreement, which confirms the Company's and UBA's extension of the terms of the UBA notes for a period ending on August 31, 2005. The Company expects the maturity dates to be extended again. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA notes. Although technically UBA has the right to demand payment within 60 days of the extension date, it is currently precluded from doing so because the notes are subordinated to the long-term debt agreement with SBMC and the BFI Line of Credit. Because of the subordination, the Company has shown these notes as long term debt. UBA loaned the Company another $400,000 on March 1, 2005, in connection with which the Company then issued to UBA another convertible note maturing 18 months from that date. All of the notes are convertible, at UBA's option, into common stock at $1.50 per share. As of June 30, 2005, the aggregate principal balance due under these Notes was $1,915,400; interest accrued on the Notes is approximately $557,900.

These notes are subordinated to the credit facilities extended to the Company by BFI and SBMC pursuant to subordination agreements executed by UBA. As per the terms of the subordination agreements, UBA is precluded from demanding repayment of the notes due unless the BFI and SBMC facilities are settled in full. The BFI Line of Credit matures in May 2006 and the SBMC facility matures in the year 2012. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the BFI and SBMC facilities are repaid. The Company also expects the maturity dates of all of the notes to UBA to be extended, although there is no current agreement to do so. Accordingly, the entire amount due under the notes is classified as a long term liability.

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

The following table reflects the value of the transactions for six months ended June 30, 2005 and 2004.

------------------------------------------------ -------------- --------------
                                                      2005           2004
------------------------------------------------ -------------- --------------
Interest expenses associated with UBA
convertible notes payable                              $63,300         41,600
------------------------------------------------ -------------- --------------

------------------------------------------------ -------------- --------------

------------------------------------------------ -------------- --------------

NOTE 5 - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing income available to shareholders by the weighted average number of common shares and common equivalent shares outstanding, which include dilutive stock options and notes payable convertible in common stock. Common equivalent shares associated with stock options and convertible notes payable have been excluded from the periods as the potentially dilutive shares would be antidilutive.

                                                          Three Months Ended                     Six Months Ended
                                                          ------------------                     ----------------
                                                    6/30/2005          6/30/2004           6/30/2005          6/30/2004
                                               ----------------------------------------------------------------------------
     Net income (loss)                         $         212,100  $         166,400  $           13,700  $        (208,000)
                                               ================== ================== =================== ==================
     Weighted average common shares
     outstanding                                      11,473,914         11,266,874          11,473,914         11,266,874
                                               ================== ================== =================== ==================
Basic net income (loss) per share              $            0.02  $            0.01  $             0.00  $           (0.02)
                                               ================== ================== =================== ==================
Diluted net income (loss) per share

     Net income (loss)                         $         212,100  $         166,400  $           13,700  $        (208,000)
     Interest expense on convertible notes                35,000             21,000              63,200                 --
     payable
                                               ------------------ ------------------ ------------------- ------------------
     Income for the purpose of computing
     diluted net income per share              $         247,100  $         187,400  $           76,900  $        (208,000)
                                               ================== ================== =================== ==================

     Weighted average common shares
     outstanding                                      11,473,914         11,266,874          11,473,914         11,266,874
     Dilutive stock options                                   --                 --                  --                 --
     Assumed conversion of convertible notes                  --                 --                  --                 --
     payable
                                               ------------------ ------------------ ------------------- ------------------
     Weighted average common shares
     outstanding for the purpose of
     computing diluted net income (loss) per
     share
                                                      11,473,914         11,266,874          11,473,914         11,266,874
                                               ================== ================== =================== ==================
Diluted net income (loss) per share            $            0.02  $            0.01  $             0.00  $           (0.02)

NOTE 6 - INVENTORY

                                      JUNE 30, 2005      DECEMBER 31, 2004
     Raw Materials                      $  356,800           $  357,500
     Beer-in-process                       181,500              140,100
     Finished Goods                        583,300              664,700
     Merchandise                            26,600               23,100
                                        ----------           ----------
              TOTAL                     $1,148,200           $1,185,400
                                        ==========           ==========

NOTE 7 - STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the six months ended June 30, 2005.

                            SERIES A
                        PREFERRED STOCK            COMMON STOCK                OTHER
                 -------------------------- ----------------------------   COMPREHENSIVE      ACCUMULATED      TOTAL
                     SHARES       AMOUNT        SHARES        AMOUNT      INCOME / (LOSS)      DEFICIT         EQUITY
                 ------------- ------------ ------------- -------------- ----------------- --------------- --------------
Balance,
   December 31,
   2004               227,600   $  227,600     11,266,874  $ 14,648,600          $194,300    $ (8,916,500)   $ 6,154,000

   Stock issued
   for services                    207,040         98,700                                                         98,700
   Net Income                                                                                      13,700         13,700

   Currency
   Translation
   Adjustment                                                                     (85,400)                       (85,400)

Balance,
   June 30,
   2005               227,600   $  227,600     11,473,914  $ 14,747,300          $108,900    $ (8,902,800)   $ 6,181,000
                 ============= ============ ============= ============== ================= =============== ==============

NOTE 8 - STOCK BASED COMPENSATION

The Company had a stock-based employee compensation plan that allowed the Company to grant options to purchase up to 1,000,000 shares of the Company's common stock. The plan expired in 2004. The Company accounts for the options that had been issued from this plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations.

NOTE 9. SEGMENT INFORMATION

The Company's business segments are brewing operations, distributing operations in the United Kingdom, and retail sales at the Hopland Brewery and the tasting room at Saratoga Springs. A summary of each segment is as follows:

                                                          Six months ended June 30, 2005

                                     Domestic        European        Retail        Corporate &
                                    Operations       Territory     Operations        Others         Total
Sales                              $ 5,732,000      $ 9,988,200     $  94,700      $       --    $15,814,900
Operating Profit                       181,000          318,000         8,200              --        507,200
Identifiable Assets                 12,908,100        8,302,100       102,900       2,450,000     23,763,100
Depreciation &                         235,200          200,200         2,500          15,900        453,800
amortization

Capital Expenditures                    34,200          362,500            --              --       396,700


                                                          Six months ended June 30, 2004

                                     Domestic        European        Retail        Corporate &
                                    Operations       Territory     Operations        Others         Total

Sales                              $ 5,740,800      $ 9,488,800     $  91,000      $       --    $ 15,320,600
Operating Profit/(Loss)                 15,600          258,700        (4,500)             --         269,800
Identifiable Assets                 13,394,000        7,105,000        95,100       2,564,900      23,159,000
Depreciation &                         302,000          216,600         2,500          15,300         536,400
amortization

Capital Expenditures                    26,500          253,600            --              --         280,100

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report on Form 10-K for the year ended December 31, 2004.

        In this Report, the term "the Company" and its variants is generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

        FORWARD LOOKING STATEMENTS

        Various portions of this Quarterly Report, including but not limited to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for the Company's products; changes in demand for malt beverage products in different Company markets; changes in distributor relationships or performance, changes in customer preference for the Company's malt beverage products; regulatory or legislative changes; the impact of competition, changes in raw materials prices; availability of financing for operations, changes in interest rates; changes in the company's European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in the Company's other filings and reports made with the Securities and Exchange Commission (the "Commission"). In addition, such statements could be affected by general industry and market conditions and growth rates, and in general domestic and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

        o The Company has adopted EITF - 01-09 "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)". This EITF requires that certain cash consideration paid to customers for services or placement fees are to be reported as a reduction in revenue rather than as an expense. The Company has reclassified these items on the income statement as a reduction in revenue and as a corresponding reduction in marketing and selling expenses. This reclassification has no impact on net income.

        These accounting policies are applied consistently for all years presented. The Company's operating results would be affected if other alternatives were used. Information about the impact on operating results is included in the footnotes to the Company's consolidated financial statements.

        SEGMENT INFORMATION

        Prior to 2001, the Company's business operations were exclusively located in the United States, where it was divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of United Breweries International (UK) , Ltd. ("UBI") in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 62% of the Company's gross sales during the first six months of the year 2005 (as compared to 62% for the same period during 2004), with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales accounting for the remaining 38%. With expanded wholesale distribution of beer, management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

        SEASONALITY

        Sales of the Company's products are somewhat seasonal. Historically, sales (by volume) in all geographic areas have been comparatively low during the first quarter of the calendar year in both the US market and the Company's European Territory. In the US, sales have been stronger during the second and third quarters and slower again during the fourth quarter, while in the Company's European Territory the fourth quarter has generated the highest sales volume. The volume of sales in any given area may also be affected by local weather conditions. Because of the seasonality of the Company's business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

SUMMARY OF FINANCIAL RESULTS

        The Company ended the first six months of the year 2005 with a net income of $13,700, as compared to a net loss of $208,000 for the same period in 2004. As set forth more fully under "Results of Operations," below, during the first six months of the year 2005 the Company experienced an increase in gross sales of $494,300, or 3.2% as compared to the corresponding period in 2004. Costs of goods sold increased by $517,500, or 5.2%, marketing costs decreased by $213,700, or 7.6%, general and administrative costs decreased by $34,000, or 1.8%, and interest expenses increased by $30,900, or 7.3%.

RESULTS OF OPERATIONS

The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.

                                                    THREE MONTHS ENDED                    SIX MONTHS ENDED
STATEMENTS OF OPERATIONS DATA:                           JUNE 30,                            JUNE 30,
                                             ------------------------------------- --------------------------------
                                                 2005               2004               2005              2004
                                                   %                  %                  %                 %
                                                   -                  -                  -                 -
Sales                                           102.04             102.29             102.05            102.20

Less Excise taxes                                 2.04               2.29               2.05              2.20

NET SALES                                       100.00             100.00             100.00            100.00

Costs of Sales                                   67.21              65.62              67.91             66.76

GROSS PROFIT                                     32.79              34.38              32.09             33.24

Marketing                                        15.49              18.06              16.73             18.72

General and Administrative  Expense              11.76              11.27              12.08             12.72

PROFIT FROM OPERATIONS                            5.53               5.05               3.28              1.80

Other Income / (Expense)                          0.37               0.25               0.20              0.15

Interest Expense                                 (2.83)             (2.57)             (2.93)            (2.82)

Income/(Loss) before income taxes                 3.07               2.73               0.55             (0.87)

Provision for income taxes                        0.50               0.70               0.46              0.52

NET INCOME / (LOSS)                               2.57               2.03               0.09             (1.39)

Other Comprehensive Income / (loss)              (0.92)             (0.44)             (0.55)             0.17

COMPREHENSIVE INCOME / (LOSS)                     1.65               1.59              (0.46)            (1.22)

                                                            ---------------------------------
                                                                 SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------------
                                                                 2005              2004
        BALANCE SHEET DATA:                                        $                 $
                                                                   -                 -
        Cash and Cash Equivalents                                 524,900          583,400
        Working Capital                                        (1,890,400)      (2,090,500)
        Property and Equipment                                 13,306,200       13,632,400
        Deposits and Other Assets                                 278,000          284,200
        Total Assets                                           23,763,100       23,159,000
        Long-term Debt (less current maturities)                3,013,100        3,409,200
        Capital Lease (less current maturities)                    26,400          129,500
        Total Liabilities                                      17,582,100       16,834,700
        Accumulated Deficit                                    (8,902,800)      (8,655,600)
        Stockholder's equity                                    6,181,000        6,324,300

                  THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 2004

        NET SALES

        Overall net sales for the second quarter of 2005 were $8,240,600, an increase of $53,500, or 0.65%, compared to $8,187,100 for the second quarter of 2004. The increase was mainly due to increased sales, increased prices for products in the United Kingdom, and exchange rate fluctuations.

        Domestic Operations: Net sales for the second quarter of 2005 were $2,992,500 compared to $3,165,000 for the same period in 2004, a decrease of $172,500, or 5.45%. The sales volume decreased to 15,691 barrels in the second quarter of 2005 from 16,883 barrels in second quarter of 2004; a net decrease of 1,192 barrels, or 7.06%. The bulk of the decrease (1,099 barrels) was made up of sales of the Company's domestic brands. Sales of contract brands decreased by 113 barrels, but sales of Kingfisher brands increased by 20 barrels.

        EUROPEAN TERRITORY: Net sales for the second quarter of 2005 were $5,248,100 (GBP 2,823,900) compared to $5,022,100 (GBP 2,777,800) during the corresponding period of 2004, an increase of $226,000, or 4.5%. During the second quarter of 2005, UBSN sold 17,059 barrels, compared to 16,743 barrels during the second quarter of 2004, representing an increase of 316 barrels, or 1.89%. Exchange rate fluctuations increased the financial effect of the Company's growth in sales in its European Territory. When measured from period to period exclusively in Pounds Sterling (which is the basic currency of account for the European Territory), the Company's net sales in its European Territory increased by only 1.66%.

        COST OF GOODS SOLD

        Cost of goods sold as a percentage of net sales during the second quarter of 2005 was 67.21%, as compared to 65.62% during the corresponding period of 2004, mainly due to increased costs in the United States.

        DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during the second quarter of 2005 was 64.71%, as compared to 63.55% during the corresponding period of 2004. This slight increase of 1.16% is mainly the result of increases in packaging materials and wages, which were partly offset by a decrease in depreciation.

        EUROPEAN TERRITORY: Cost of goods sold as a percentage of net sales in the United Kingdom during the second quarter of 2005 was 69.03%, as compared to 67.4% during corresponding period in 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing an increase as a percentage of net sales of 1.63%. The increase in prices for the Company's products did not fully offset the cost increases in the United Kingdom.

        GROSS PROFIT

        As a result of the higher cost of goods described above, gross profit for the second quarter of 2005 decreased to $2,702,200, from $2,814,600 during the corresponding period of 2004, representing a decrease of 3.99%. As a percentage of net sales, the gross profit during the second quarter of 2005 decreased to 32.79% from 34.38% for the second quarter of 2004.

        OPERATING EXPENSES

        Operating expenses for the second quarter of the year 2005 were $2,246,100, a decrease of $154,700, or 6.44%, as compared to $2,400,800 for the corresponding period of the year 2004. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

        MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and the Company's tavern and tasting room expenses. Such expenses for the second quarter of 2005 were $1,276,800, as compared to $1,478,400 for the second quarter of 2004, representing a decrease of 13.64%.

        DOMESTIC OPERATIONS: Expenses for the second quarter of 2005 were $333,000 compared to $410,800 during the corresponding period of 2004, representing a decrease of $77,800. As a percentage of net sales in the United States, the expenses decreased to 11.13% during the second quarter of 2005, compared to 12.98% during the corresponding period of 2004. The decreases were mainly due to reduced salary and travel costs resulting from a temporary reduction in staff that occurred in the first half of 2005.

        EUROPEAN TERRITORY: Expenses for the second quarter of 2005 were

$943,800 compared to $1,067,600 during the corresponding period of 2004, representing a decrease of $123,800. As a percentage of net sales in the United Kingdom, the expenses decreased to 17.98% during the second quarter of 2005 compared to 21.26% during the corresponding period of 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The decrease resulted mainly from lower freight costs and decreased dispensing equipment maintenance expenses.

        GENERAL AND ADMINISTRATIVE EXPENSES: The Company's general and administrative expenses were $969,300 for the second quarter of the year 2005, representing a marginal increase of $46,900, over $922,400 for the corresponding period in 2004. These expenses were equal to 11.76% of net sales for the second quarter of the year 2005, as compared to 11.27% for the corresponding period in 2004.

        DOMESTIC OPERATIONS. Domestic general and administrative expenses were $482,600 for the second quarter of the year 2005, representing a decrease of $65,500, or 11.95%, from $548,100 for the second quarter of the year 2004. The decrease was primarily due to a decrease in legal expenses, because a material legal dispute with a distributor was settled in 2004.

        EUROPEAN TERRITORY. General and administrative expenses related to the European Territory were $486,700 for the second quarter of the year 2005, representing an increase of $112,400, or 30%, when compared to $374,300 for the second quarter of the year 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). These increases were mainly due to increases in salary and travel costs, exchange rate differences, and the Company's provision for bad debts.

        OTHER EXPENSES

        Other expenses for the second quarter of 2005 totaled $202,500, representing an increase of $12,500, or 6.58%, when compared to the second quarter of 2004. The increase was mainly due to higher interest expenses as a result of increased borrowings under the lines of credit.

        INCOME TAXES

        The Company has a provision for income taxes of $41,500 for the second quarter of 2005, compared to $57,400 for the second quarter of 2004. The provision for taxes related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

        NET PROFIT

        The Company's net profit for the second quarter of 2005 was $212,100, as compared to profit of $166,400 for the second quarter of 2004. After providing for a negative foreign currency translation adjustment of $76,100 during the second quarter of 2005 (as compared to a negative adjustment of $36,400 for the same period in 2004), the comprehensive profit for the second quarter of 2005 was $136,000, compared to a profit of $130,000 for the same period in 2004.

                   SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2004

        NET SALES

        Overall net sales for the first six months of the year 2005 were $15,497,500, an increase of $507,200, or 3.38%, compared to $14,990,300 for the same period in 2004. The increase was mainly due to increased sales in the United Kingdom, increased prices for the Company's products in the United Kingdom customers, and exchange rate fluctuations.

        DOMESTIC OPERATIONS: Domestic net sales for first six months of the year 2005 were $5,509,300 compared to $5,501,500 for the same period in 2004, a marginal increase of $7,800. Although the Company sold less of its own brand products, this decrease was offset by revenue from contract bottling of cider. The sales volume decreased to 29,061 barrels during the first six months of the year 2005 from 29,655 barrels in the first six months of the year 2004, representing a decrease of 594 barrels. Sales of Kingfisher brands decreased by 33 barrels, and sales of contract brands decreased by 5 barrels. The remainder of the decrease was made up of the Company's brands.

        EUROPEAN TERRITORY: Net sales for the first six months of the year 2005 were $9,988,200 (GBP 5,331,300) compared to $9,488,800 (GBP 5,205,900) during the corresponding period of 2004, an increase of 5.26%. During the first six months of the year 2005, UBSN sold 32,351 barrels compared to 31,886 barrels during the first six months of the year 2004, an increase of 465 barrels, or 1.46%. Exchange rate fluctuations when measured in United States dollars increased the growth percentage as compared to last year. Hence, when the net sales results are compared in Pounds Sterling, there is an increase of 2.41%.

        COST OF GOODS SOLD

        Cost of goods sold as a percentage of net sales during the first six months of the year 2005 was 67.91%, as compared to 66.76% during the corresponding period of 2004 mainly due to increased costs in the United States.

        DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during first six months of the year 2005 was 67.55%, as compared to 66.77%, during the corresponding period of 2004, representing an increase as a percentage of net sales of 0.78% that was mainly due to a increase in packaging material costs that was partly offset by a decrease in depreciation expenses.

        EUROPEAN TERRITORY: Cost of goods sold as a percentage of net sales in the United Kingdom during the first six months of the year 2005 was 68.52%, as compared to 67.18% during the corresponding period in 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), due to cost increases that were not fully offset by price increases.

        GROSS PROFIT

        As a result of the higher cost of goods described above, gross profit for the first six months of the year 2005 decreased to $4,972,700, from $4,983,000 during the corresponding period of 2004, representing a decrease of 0.21%. As a percentage of net sales, the gross profit during the first six months of 2005 decreased to 32.09% from that of 33.24% during the corresponding period in 2004.

        OPERATING EXPENSES

        Operating expenses for the first six months of the year 2005 were $4,465,500, a decrease of $247,700, or 5.26%, as compared to $4,713,200 for the corresponding period of the year 2004. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

        MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and Company's tavern and tasting room expenses. Such expenses for the first six months of the year 2005 were $2,593,000, as compared to $2,806,700 for the same period in 2004, representing a decrease of 7.61%.

        DOMESTIC OPERATIONS: Expenses for the first six months of the year 2005 were $686,500 compared to $811,100 during the corresponding period of 2004, representing a decrease of $124,600. As a percentage of net sales in the United States, these expenses decreased to 12.46% during the first six months of the year 2005, compared to 14.75% during the corresponding period of 2004. The decreased expenses included lower salary and travel costs due to a temporary decrease in staff (both in New York and California) in the first half of 2005 year and decreases in promotional expenses and point of sale items.

        EUROPEAN TERRITORY: Expenses for the first six months of the year 2005 were $1,906,500 compared to $1,995,600 during the corresponding period of 2004, representing a decrease of $89,100. As a percentage of net sales in the United Kingdom, the expenses increased to 21.03% during the first six months of the year 2005 compared to 21.03% during the corresponding period of 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The decrease resulted mainly from lower freight costs and decreased dispensing equipment maintenance expenses. UBSN started an advertisement campaign during June 2005, so promotional expenses are likely to increase during the rest of the year 2005.

        GENERAL AND ADMINISTRATIVE EXPENSES: The Company's general and administrative expenses were $1,872,500 for the first six months of the year 2005, representing a decrease of $34,000 or 1.78%, over $1,906,500 for the corresponding period in 2004. These expenses were equal to 12.08% of net sales for first six months of the year 2005, as compared to 12.72% for the corresponding period in 2004.

        DOMESTIC OPERATIONS. Domestic general and administrative expenses were $952,500 for the first six months of the year 2005, representing a decrease of $93,900, or 8.92%, from $1,046,400 for the same period in 2004. The decrease was primarily due to decreased legal expenses because a material legal dispute with a distributor was settled in 2004.

        EUROPEAN TERRITORY. General and administrative expenses related to the European Territory were $920,000 for the first six months of the year 2005, representing an increase of $59,900 or 6.96%, as compared to $860,100 for the same period in 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). These increases were mainly due to increases in salaries.

        OTHER EXPENSES

        Other expenses for the first six months of the year 2005 totaled $421,800 representing an increase of $22,200 when compared to the same period in 2004. The increase is mainly due to higher interest expenses as a result of increased borrowings under the lines of credit.

        INCOME TAXES

        The Company has a provision for income taxes of $71,700 for the first six months of the year 2005, compared to $78,200 the same period in 2004. The provision for taxes is related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

        NET INCOME

        The Company's net income for the first six months of the year 2005 was $13,700, as compared to loss of $208,000 for the first six months of the year

2004. After providing for a negative foreign currency translation adjustment of $85,400 during the first six months of 2005 (as compared to a positive adjustment of $25,700 for the same period in 2004), the comprehensive loss for the first six months of the year 2005 was $71,700, compared to a loss of $182,300 for the same period in 2004.

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

        As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of June 30, 2005 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $557,900, for a total of $2,473,300.

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

        The outstanding principal amount of the UBA Notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of June 30, 2005, the outstanding principal and interest on the UBA Notes was convertible into 1,648,867 shares of the Company's Common Stock.

        These UBA Notes are subordinated to credit facilities extended to the Company by BFI and SBMC under a subordination agreement executed by UBA. As per the terms of the subordination agreement, UBA is precluded from demanding repayment of the notes due unless the BFI and SBMC facilities are settled in full. Hence the Company does not expect to make payments on any of these UBA Notes within the next year. The Company also expects the maturity dates of these notes to be extended, although there is no current agreement to do so.

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

        BFI also advanced the Company $200,000 under a promissory note (the "BFI Note" and, together with the BFI Line of Credit, the "BFI Facility"). The BFI
Note is repayable in thirty weekly installment of $6,665 commencing in July 8 2005. On May 6, 2005, the Company used the entire available amount drawable under the BFI Facility to pay off the balance remaining outstanding under the CIT Group Line of Credit discussed below.

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

        SAVINGS BANK OF MENDOCINO TEMPORARY LOAN: On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended a temporary loan in the principal amount of $576,200 to the Company in order to finance the buy-out of equipment leased through Finova Capital Corporation secured by the existing assets of the Company and the assets released by Finova upon lease termination. The rate of interest on the loan is bank's prime rate plus 3%. On April 27, 2005, SBMC formally committed to extend the loan until May 2006.

        NEDBANK LIMITED OPTION FACILITY: Nedbank Limited, a South African registered company ("Nedbank"), provided UBSN with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility, which may be terminated by Nedbank at any time (with or without default) on thirty days' notice, was secured by all of the assets of UBSN. The agreement restricted the subsidiary from making distributions and payments to the parent in excess of approximately 100,000 Pounds Sterling annually (approximately $189,000). This facility was settled in full utilizing proceeds from RBS facility discussed below.

        ROYAL BANK OF SCOTLAND FACILITY: Royal Bank of Scotland provided UBSN with a GBP 1,750,000 maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable. UBSN utilized the proceeds of this facility and settled the Nedbank facility (discussed above) on April 26, 2005.

        SHEPHERD NEAME LOAN: Shepherd Neame has a contract with UBSN to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of 600,000 Pounds Sterling to UBSN, repayable in annual installments of 60,000 Pounds Sterling per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year.

        WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 8.64% for the first six months of the year 2005 and 7.61% for the corresponding period in 2004. For loans primarily associated with Company's European territory, the weighted average rate paid was 6.2% for the first six months of the year 2005 and 6.75% for the corresponding period in 2004.

        KEG MANAGEMENT ARRANGEMENT: The Company entered into a keg management agreement with MicroStar Keg Management LLC in September 2004 for a period of five years. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If the agreement is terminated, the Company is required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available. However, there can be no assurance that the Company will be able to finance the purchase of kegs. Failure to purchase the necessary kegs from MicroStar upon termination of the contract is likely to have a material adverse effect on the Company.

        OVERDUE PROPERTY TAXES: As of June 30, 2005, the balance of the delinquent property taxes due on the Company's Ukiah property was approximately $430,900. Pursuant to an agreement with Mendocino County, the remaining balance of the overdue taxes should be paid in three annual installments, due on or before April 10, 2006, 2007, and 2008, each representing 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. The Company made a payment on April 8, 2005 of $143,600, or 20% of the original amount outstanding, together with interest accrued until March 2005. Because of the large amount of taxes owed, and the County's ability to sell the Ukiah property to satisfy a delinquency, failure to settle these tax dues (including payments due under the payment plan) could have a serious adverse effect on the Company's business and financial condition.

        RESTRICTED NET ASSETS. The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $2,299,000 as of June 30, 2005. Under UBI's line of credit agreement, distributions and other payments to the Company from its subsidiary are limited to approximately $506,000 per year.

        CURRENT RATIO

        The Company's ratio of current assets to current liabilities on June 30,

2005 was 0.84 to 1.0 and its ratio of total assets to total liabilities was 1.35 to 1.0. On June 30, 2004, the Company's ratio of current assets to current liabilities was 0.82 to 1.0 and its ratio of total assets to total liabilities was 1.38 to 1.0.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of June 30, 2005, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has some interest-related market risk due to floating interest rate debt totaling $4,307,800 as of June 30, 2005.

        INTEREST RATE RISK

        The Company had total debt as of June 30, 2005 of $9,668,600, of which $6,267,500 was subject to variable rates of interest (either prime or LIBOR plus 1.38% or prime plus 3.75%). Its long-term debt (including current portion) as of June 30, 2005 totaled $5,316,500, of which $3,401,100 had fixed rates of interest and the balance of $1,915,400 were subject to variable rates. Short term debts amounted to $4,352,100 which were subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $62,700 in interest expense on the Company's variable rate loans.

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


ITEM 4.    CONTROLS AND PROCEDURES

        The Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") has evaluated the effectiveness of the design, maintenance, and operation of the Company's "disclosure controls and procedures" as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information that the Company is required to disclose in its reports under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding the required disclosure.

        Certain aspects of the Company's internal control over financial reporting are included in the Company's disclosure controls and procedures, and are therefore included in management's evaluation. Management evaluates internal control over financial reporting on a quarterly basis to determine whether any changes have occurred. Internal control over financial reporting is also evaluated on an annual basis in connection with the preparation of the Company's Form 10-K.

        Management's review of the disclosure controls and procedures includes a review of their objectives, design, implementation, and results. Based on this evaluation, the CEO and CFO believe that, subject to the limitations set forth below, the Company's disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized, and reported within the time specified by the Commission, and that material information pertaining to the Company is timely communicated to the Company's management (including the CEO and CFO). Management is not aware of any changes in the Company's internal or other controls over financial reporting identified in connection with that evaluation that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Please refer to the certifications of the Company's Chief Executive Officer and Chief Financial Officer (which are attached to this report as Exhibits 31.1 and 31.2) for additional information regarding the Company's controls and procedures.

        LIMITATIONS ON CONTROLS

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

        Please refer to the certifications of the Company's Chief Executive Officer and Chief Financial Officer (which are attached to this report as Exhibits 31.1 and 31.2) for additional information regarding the Company's controls and procedures.

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

        Prior to 2003, the Company had a policy of granting shares of Common Stock in lieu of cash to non-employee directors at their option, as compensation for their attendance at meetings of the Board of Directors and of Committees of the Board on which they serve, based on a standard schedule of $3,000 per Board meeting attended and $1,000 per committee meeting attended. However, because the market value of the Company's Common Stock fell below fifty cents per share during the latter half of 2002, and has since remained consistently below $1.00 per share (at times falling below twenty cents per share) - which would have increased quite significantly the number of shares otherwise issuable to these Directors -- the Board of Directors adopted a Directors' Stock Grant Plan under which non-employee Directors would receive, as compensation for Board and Committee meetings attended, shares of the Company's Common Stock valued at the higher of the book or market value as on the last day of each year. Compensation due for the year 2004 is expected to be issued later this year in the form of shares at book value as of December 31, 2004. The Company's policy for compensation of its non-employee Directors has in the past included the annual issuance of options, pursuant to the Company's 1994 Stock Option Plan (the "Plan"), to purchase a number of shares of the Company's Common Stock having a fair market value of $25,000. The Plan expired in 2004, however, and to date no new option or similar plan has been adopted by the Board. The Board may adopt new plans and guidelines for adoption later in the year.

        Pursuant to a Master Line of Credit Agreement between the Company and United Breweries of America, Inc. (discussed in Part I, Item 2, above, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources - Master Line of Credit Agreement"), the Company issued thirteen (13) promissory notes to United Breweries of America, Inc. ("UBA") between September, 1999, and July, 2001 (the "UBA Notes"). A fourteenth note, on the same terms as the others but in the amount of $400,000 (the "New Note"), was issued to UBA on March 2, 2005. The outstanding principal amount of the UBA Notes and the New Note, and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of June 30, 2005, the outstanding principal and interest on the UBA Notes (including the New Note) totaled approximately $2,473,300, and the UBA Notes were convertible into 1,648,867 shares of the Company's Common Stock. If the UBA Notes and the New Note were deemed to be securities, the Company's Management believes that the issuance of all such notes was exempt from registration pursuant to Section 4(2) of the Act because UBA, the sole offeree and recipient thereof, has significant business experience, financial sophistication, and knowledge of and familiarity with the business of the Company. Management believes that if these notes were eventually to be converted into shares of the Company's Common Stock, the issuance of such shares would also be exempt from registration pursuant to
Section 4(2) of the Act.


ITEM 6.    EXHIBITS

         Number                      Description of Document
         ------                      -----------------------

         10.1 Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005

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

                                            Mendocino brewing company, inc.


Dated:  August 17, 2005                       By: /s/ Yashpal Singh
                                              Yashpal Singh
                                              President, Director and Chief
                                              Executive Officer


Dated:  August 17, 2005                       By: /s/ N. Mahadevan
                                              N. Mahadevan
                                              Chief Financial Officer and
                                              Secretary

                                               EXHIBIT INDEX


     Exhibit No.          Description
     -----------          -----------

        10.1 Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005

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