Form 10-K/A
period 2004-12-31
MENDOCINO BREWING CO INC
filed 2005-09-01
CIK 919134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                                 AMENDMENT NO. 1


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

Explanatory Note

This Form 10-K/A amends and restates Mendocino Brewing Company, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2004, filed May 13, 2005 (the "Original Annual Report"). The Company has restated its previously issued consolidated statement of operations and comprehensive income as of and for the year ended December 31, 2004 to reflect the correct classification of a legal dispute settlement expense as an other (non-operating) expense. Since the date of filing of the Original Annual Report, the Company has determined that this item should be classified as an operating expense and has modified its statement of operations accordingly. This reclassification does not affect the net income for the year 2004. The Company also updated Item 9A, Controls and Procedures to ensure that it encompasses the entire definition of disclosure controls and procedures set forth in Exchange Act Rules 13a-15(e) and 15d-15e.

The Items of the Original Annual Report which are amended and restated are as follows: Item 1 Financial Statements - (including the consolidated statement of operations and comprehensive income, Notes 16 and 17), Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 9A Controls and Procedures. Further, this Form 10-K/A contains new Exhibits
31.1 and 31.2 dated the date of the filing of this Form 10-K/A.

The remaining Items contained within this Form 10-K/A consist of all other Items originally contained in the Original Annual Report. This Form 10-K/A does not reflect events occurring after the filing of the Original Annual Report, nor modify or update those disclosures in any way other than as required to reflect the effects of the restatement.

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

         STATEMENT OF OPERATIONS DATA

    ----------------------------- -------------------------------------------------------------------------------
                                                                 YEARS ENDED
    ----------------------------- -------------------------------------------------------------------------------
                                        2004            2003            2002            2001           2000
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Sales                          $  32,157,900   $  28,864,300   $  26,085,100   $  24,638,600   $  22,432,900
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Less Excise Taxes                    652,400         673,900         651,600         666,000         563,700
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Net Sales                         31,505,500      28,190,300      25,433,500      23,602,300      21,869,200
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Cost of goods sold                21,045,500      19,145,500      16,892,800      15,907,500      14,043,300
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Gross Profit                      10,460,000       9,044,800       8,540,700       8,065,000       7,825,900
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Operating Expenses                10,006,200       8,067,300       7,312,000       7,822,200       7,162,900
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Depreciation & Amortization        1,031,300       1,127,100       1,049,000       1,083,300       1,169,600
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Net income (Loss)                   (468,900)         46,900      (1,729,800)     (2,843,600)       (115,200)
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Net income (Loss) per
    common share                           (0.04)           0.00           (0.15)          (0.26)          (0.01)
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Common shares outstanding         11,266,874      11,266,874      11,266,874      11,083,228      11,080,498
    ----------------------------- --------------- --------------- --------------- --------------- ---------------

         BALANCE SHEET DATA

    ----------------------------- -------------------------------------------------------------------------------
                                                                 DECEMBER 31,
    ----------------------------- -------------------------------------------------------------------------------
                                        2004            2003            2002            2001           2000
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Cash and Cash equivalent       $     526,600         554,300         146,800          89,800         208,300
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Working capital                   (2,215,100)     (1,795,600)      (2,673,00)     (2,470,500)     (1,738,300)
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Property and equipment            13,533,900      13,874,800      14,159,400      14,640,600      14,862,300
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Deposit and other assets             205,100         188,600          73,600          87,500          87,400
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Total assets                      24,363,100      23,471,700      22,289,600      23,947,400      24,883,000
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Long term debt                     3,384,800       3,730,300       3,290,200       3,775,100       4,165,900
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Capital lease                         62,600         204,100         193,900         925,000       1,396,900
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Total liabilities                 18,209,100      16,965,100      15,943,200      16,085,800      14,488,900
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Accumulated deficit               (8,916,500)     (8,447,600)     (8,494,500)     (6,764,700)     (3,859,000)
    ----------------------------- --------------- --------------- --------------- --------------- ---------------
    Shareholders equity                6,154,000       6,506,600       6,346,400       7,861,600      10,394,100
    ----------------------------- --------------- --------------- --------------- --------------- ---------------

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

OPERATING EXPENSES

        Operating expenses for the year 2004 were $10,006,200, an increase of $1,938,900, or 24%, as compared to $8,067,300 for 2003. Operating expenses consist of marketing and distribution expenses, general and administrative expenses, and retail operating expenses.

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

        LEGAL DISPUTE SETTLEMENT: The Company settled a legal dispute with a former distributor in the year 2004. The amount of the settlement represents a one-time expense. (Please refer to Part I, Item 3, Legal Proceedings above for details).

OTHER EXPENSES

        Other expenses totaled $800,900 in 2004, representing an increase of $135,000, or 20.3%, when compared to $665,900 in 2003. The primary cause of the increase was that in 2003 the Company received a one-time payment of $122,000 as a result of the early termination of a brewing contract by Wolavers Enterprises, LLC. The Company received no such benefit in 2004 to offset its other expenses.

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
------------------- ------------ ------------ ------------- ------------- ------------- ------------ ------------ ------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.   CONTROLS AND PROCEDURES.

        The Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") has evaluated the effectiveness of the design, maintenance, and operation of the Company's "disclosure controls and procedures" as of December 31, 2004, the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information that the Company is required to disclose in its reports under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding the required disclosure.

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

        Management's review of the disclosure controls and procedures includes a review of their objectives, design, implementation, and results. Based on this evaluation, the CEO and CFO believe that, as of the end of the period covered by this report, subject to the limitations set forth below, the Company's disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in the Company's reports under the Exchange Act is recorded, processed, summarized, and reported within the time specified by the Commission, and that material information pertaining to the Company is timely communicated to the Company's management (including the CEO and CFO). Management is not aware of any changes in the Company's internal or other controls over financial reporting identified in connection with that evaluation that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                               Date: August 31, 2005


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

                                  (Registrant) MENDOCINO BREWING COMPANY, INC.


                                               By: /s/ Yashpal Singh
                                                  ------------------------------
                                                   Yashpal Singh
                                                   Its President, Director and
                                                   Chief Executive Officer

                                               Date: August 31, 2005



                                               By: /s/ Scott R. Heldfond
                                                  ------------------------------
                                                  Scott R. Heldfond,
                                                  Director

                                               Date: August 31, 2005



                                               By: /s/ Jerome G. Merchant
                                                  ------------------------------
                                                  Jerome G. Merchant,
                                                  Director

                                               Date: August 31, 2005



                                               By: /s/ N. Mahadevan
                                                  ------------------------------
                                                  N. Mahadevan
                                                  Its Secretary and Chief
                                                  Financial Officer

                                               Date: August 31, 2005


                                               By: /s/ H. Michael Laybourn,
                                                  ------------------------------
                                                  H. Michael Laybourn,
                                                  Director

                                               Date: August 31, 2005

                                               By: /s/ Kent Price
                                                  ------------------------------
                                                  Kent Price,
                                                  Director

                                               Date: August 31, 2005



                                               By: /s/ Sury Rao Palamand,
                                                  ------------------------------
                                                  Sury Rao Palamand,
                                                  Director

                                               Date: August 31, 2005

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
                                                                        ===============   ===============

SEE ACCOMPANYING NOTES.
---------------------------------------------------------------------------------------------------------
                                                                                                 PAGE F-2

                                                                              MENDOCINO BREWING COMPANY, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                                YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

-------------------------------------------------------------------------------------------------------------

                                                               2004              2003              2002
                                                         ----------------  ----------------  ----------------
SALES                                                    $     32,157,900  $     28,864,200  $     26,085,100

LESS EXCISE TAXES                                                 652,400           673,900           651,600
                                                         ----------------  ----------------  ----------------

NET SALES                                                      31,505,500        28,190,300        25,433,500

COST OF GOODS SOLD                                             21,045,500        19,145,500        16,892,800
                                                         ----------------  ----------------  ----------------

GROSS PROFIT                                                   10,460,000         9,044,800         8,540,700
                                                         ----------------  ----------------  ----------------

OPERATING EXPENSES
      Retail operating                                            139,500           323,400           335,300
      Marketing                                                 5,841,200         4,423,900         4,244,400
      General and administrative                                3,774,900         3,320,000         2,732,300
      Legal dispute settlement                                    250,600                 -                 -
                                                         ----------------  ----------------  ----------------
                                                               10,006,200         8,067,300         7,312,000
                                                         ----------------  ----------------  ----------------

INCOME FROM OPERATIONS                                            453,800           977,500         1,228,700
                                                         ----------------  ----------------  ----------------

OTHER INCOME (EXPENSE)
      Miscellaneous income                                         36,800           162,900           200,200
      Profit (loss) on sale of equipment                           15,600              (300)           (9,200)
      Interest expense                                           (853,300)         (828,500)         (926,400)
                                                         ----------------  ----------------  ----------------

                                                                 (800,900)         (665,900)         (735,400)
                                                         ----------------  ----------------  ----------------

INCOME (LOSS) BEFORE INCOME TAXES                                (347,100)          311,600           493,300

PROVISION FOR INCOME TAXES                                        121,800           264,700         2,223,100
                                                         ----------------  ----------------  ----------------

NET INCOME (LOSS)                                                (468,900)           46,900        (1,729,800)

OTHER COMPREHENSIVE INCOME
      Foreign currency translation adjustment                     116,300           113,300            42,500
                                                         ----------------  ----------------  ----------------

COMPREHENSIVE INCOME (LOSS)                              $       (352,600) $        160,200  $     (1,687,300)
                                                         ================  ================  ================

NET INCOME (LOSS) PER COMMON SHARE -
      Basic and diluted                                  $          (0.04) $           0.00  $          (0.15)
                                                         ================  ================  ================
WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING - basic and diluted                          11,266,874        11,266,874        11,173,686
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

The Company's business presently consists of three segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 36%, 43%, and 46% of the Company's gross sales during 2004, 2003 and 2002. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe. This segment accounted for approximately 63%, 55%, and 52% of the Company's gross sales during 2004, 2003, and 2002. The third segment consists of beer for sale along with food and merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery. This segment accounted for 2% of the Company's gross sales during 2004, 2003, and 2002. A summary of each segment is as follows:

--------------------------------------------------------------------------------
                                                                       PAGE F-14

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                YEAR ENDED DECEMBER 31, 2004
                                  ------------------------------------------------------------------------------------------
                                       BREWING           TAVERN &         DISTRIBUTOR        CORPORATE
                                     OPERATIONS        TASTING ROOM       OPERATIONS         AND OTHER            TOTAL
                                  ----------------   ----------------  ----------------  -----------------  ----------------
Sales                                $ 11,686,800          $ 211,200      $ 20,259,900                  -      $ 32,157,900
Operating income                          (49,900)            12,800           490,900                  -           453,800
Identifiable assets                    13,166,900             99,400         8,729,400          2,367,400        24,363,100
Depreciation and amortization             535,800              5,000           459,300             31,200         1,031,300
Capital expenditures                       38,700                  -           559,100                  -           597,800

                                                                YEAR ENDED DECEMBER 31, 2003
                                  ------------------------------------------------------------------------------------------
                                       BREWING           TAVERN &         DISTRIBUTOR        CORPORATE
                                     OPERATIONS        TASTING ROOM       OPERATIONS         AND OTHER            TOTAL
                                  ----------------   ----------------  ----------------  -----------------  ----------------

Sales                                $ 11,590,100          $ 425,300      $ 16,848,800        $         -      $ 28,864,200
Operating income (Loss)                   (19,400)           (31,400)        1,028,300                  -           977,500
Identifiable assets                    13,695,200            102,400         6,676,900          1,336,700        21,811,200
Depreciation and amortization             736,500              6,000           358,800             26,100         1,127,400
Capital expenditures                      268,600                  -           459,200                  -           727,800

                                                                YEAR ENDED DECEMBER 31, 2002
                                  ------------------------------------------------------------------------------------------
                                       BREWING           TAVERN &         DISTRIBUTOR        CORPORATE
                                     OPERATIONS        TASTING ROOM       OPERATIONS         AND OTHER            TOTAL
                                  ----------------   ----------------  ----------------  -----------------  ----------------

Sales                                $ 11,158,100          $ 511,400      $ 14,415,600        $         -      $ 26,085,100
Operating income                          221,400             22,800           984,500                  -         1,228,700
Identifiable assets                    14,500,800             99,600         5,973,100          1,716,100        22,289,600
Depreciation and amortization             758,900              5,700           246,500             37,900         1,049,000
Capital expenditures                      133,900                  -           350,900              2,700           487,500

NOTE 17 - UNRESTRICTED NET ASSETS

The net assets of the Company's subsidiary, UBSN, are restricted by bank covenants that allows the payment of dividends to its parent company, Mendocino Brewing Company, of one-third of UBSN's annual profits after taxes but limited to no more than (pound)100,000 (approximately $191,000) per year. Condensed financial information of the parent company, Mendocino Brewing Company, Inc., is as follows:

--------------------------------------------------------------------------------
                                                                       PAGE F-15

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


BALANCE SHEETS                                                    2004                  2003
                                                            -----------------    ------------------
Assets
       Cash                                                  $       286,000      $        301,500
       Accounts receivable                                         1,569,700             1,457,100
       Inventories                                                 1,185,400             1,186,100
       Other current assets                                          170,200               250,300
                                                            -----------------    ------------------
             Total current assets                                  3,211,300             3,195,000

Investment in subsidiary                                           1,225,000             1,225,000
Property and equipment                                            12,148,100            12,678,700
Other assets                                                         274,300               260,500
                                                            -----------------    ------------------
             Total assets                                    $    16,858,700      $     17,359,200
                                                            =================    ==================

Liabilities
       Line of credit and note payable                       $     1,552,700      $      1,785,500
       Accounts payable                                            1,757,000             1,857,000
       Intercompany payable                                        1,177,500             1,204,000
       Accrued liabilities                                           752,600             1,269,000
       Legal dispute settlement                                      911,800                     -
       Current maturities of debt and leases                         431,800               715,600
                                                            -----------------    ------------------
             Total current liabilities                             6,583,400             6,831,100

Long-term debt and capital leases                                  3,238,100             3,078,000
Notes payable to related party                                     2,010,100             1,921,500
                                                            -----------------    ------------------
             Total liabilities                                    11,831,600            11,830,600
                                                            -----------------    ------------------

Stockholders' equity
       Common stock                                               14,648,600            14,648,600
       Preferred stock                                               227,600               227,600
       Accumulated deficit                                        (9,849,100)           (9,347,600)
                                                            -----------------    ------------------
             Total stockholders' equity                            5,027,100             5,528,600
                                                            -----------------    ------------------
             Total liabilities and stockholders' equity      $    16,858,700      $     17,359,200
                                                            =================    ==================

--------------------------------------------------------------------------------
                                                                       PAGE F-16

                                                 MENDOCINO BREWING COMPANY, INC.
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
                                                              2004              2003              2002
                                                         ---------------   ---------------   ---------------
Net sales                                                 $  11,245,600     $  11,341,500     $  11,018,000
Cost of goods sold                                            7,467,000         7,972,600         7,473,300
Selling, marketing, and retail expenses                       1,701,400         1,663,100         1,717,600
General and administrative expenses                           1,955,200         1,833,600         1,664,200
Legal dispute settlement                                        250,600                 -                 -
                                                         ---------------   ---------------   ---------------
         Income (loss) from operations                         (128,600)         (127,800)          162,900
                                                         ---------------   ---------------   ---------------

Other income and (expense)
         Interest expense                                      (725,900)         (727,800)         (816,900)
         Other income (expense)                                 356,800           487,600           365,100
         Provision for taxes                                     (3,800)           (1,300)       (1,924,700)
                                                         ---------------   ---------------   ---------------
                                                               (372,900)         (241,500)       (2,376,500)
                                                         ---------------   ---------------   ---------------
Net loss                                                  $    (501,500)    $    (369,300)    $  (2,213,600)
                                                         ===============   ===============   ===============


STATEMENTS OF CASH FLOWS
                                                              2004               2003              2002
                                                         ---------------   ---------------   ---------------

Cash flows from operating activities                      $     374,200     $    (237,500)    $     537,400
                                                         ---------------   ---------------   ---------------

Cash flow from investing activities
     Purchase of property and equipment                         (38,700)         (268,600)          (17,200)
     Proceeds from new distributors                                   -           655,200                 -
     Proceeds from sale of assets                                16,700                 -             1,500
                                                         ---------------   ---------------   ---------------

         Net cash flow from investing activities                (22,000)          386,600           (15,700)
                                                         ---------------   ---------------   ---------------

Cash flow from financing activities
     Net borrowings on line of credit                           343,400           101,800            65,900
     Borrowings (repayments) on long-term debt                 (575,900)          554,800          (348,500)
     Payment on obligation under capital lease                 (124,000)         (697,100)         (359,000)
     Net change in intercompany payable                         (99,800)          107,700                 -
     Proceeds on notes from related party                        88,600            85,200            93,500
                                                         ---------------   ---------------   ---------------

         Net cash flow from financing activities               (367,700)          152,400          (548,100)
                                                         ---------------   ---------------   ---------------

Net change in cash                                              (15,500)          301,500           (26,400)

Cash, beginning of year                                         301,500                 -            26,400
                                                         ---------------   ---------------   ---------------

Cash, end of year                                         $     286,000     $     301,500     $           -
                                                         ===============   ===============   ===============

Cash dividends received from subsidiary                   $     215,100     $     155,800     $           -
                                                         ===============   ===============   ===============

--------------------------------------------------------------------------------
                                                                       PAGE F-17