Form 10-Q
period 2005-09-30
MENDOCINO BREWING CO INC
filed 2005-11-14
CIK 919134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of September 30, 2005 is 11,473,914.


                                                    PART I

ITEM 1. FINANCIAL STATEMENTS.

                                MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                    ASSETS

                                                                    SEPTEMBER 30,               DECEMBER 31,
                                                                        2005                        2004
                                                                        ----                        ----
CURRENT ASSETS
     Cash                                                          $        11,400            $       526,600
     Accounts receivable, allowance for doubtful
         accounts of $61,300 and $47,500                                 7,774,200                  8,477,200
     Inventories                                                         1,183,000                  1,185,400
     Prepaid expenses                                                      325,500                    347,300
                                                                   ---------------            ---------------
                Total Current Assets:                                    9,294,100                 10,536,500
                                                                   ---------------            ---------------

PROPERTY AND EQUIPMENT                                                  13,301,000                 13,533,900
                                                                   ---------------            ---------------
OTHER ASSETS
     Deposits and other assets                                             224,500                    205,100
     Intangibles net of amortization                                        79,900                     87,600
                                                                   ---------------            ---------------
                 Total Other Assets:                                       304,400                    292,700
                                                                   ---------------            ---------------
                           Total Assets:                           $    22,899,500            $    24,363,100
                                                                   ===============            ===============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                $     4,177,900            $     3,282,200
     Note payable                                                          576,200                    576,200
     Accounts payable                                                    4,833,200                  5,897,600
     Accrued liabilities                                                 1,372,500                  1,402,900
     Legal dispute settlement                                              200,000                    911,800
     Income taxes payable                                                  123,900                    134,100
     Current maturities of obligation under long-term debt                 388,100                    400,300
     Current maturities of obligation under capital lease                   94,900                    146,500
                                                                   ---------------            ---------------
Total Current Liabilities:                                              11,766,700                 12,751,600
NOTES TO RELATED PARTY                                                   2,511,600                  2,010,100
LONG TERM DEBT, less current maturities                                  2,970,300                  3,384,800
OBLIGATIONS UNDER CAPITAL LEASE, less current maturities                    14,900                     62,600
                                                                   ---------------            ---------------
        Total Liabilities:                                              17,263,500                 18,209,100
                                                                   ---------------            ---------------
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY
     Preferred stock, Series A, no par value, with
        aggregate liquidation preference of
        $227,600;  10,000,000 shares authorized,
        227,600 shares issued and outstanding
     Common stock, no par value:  30,000,000 shares
        authorized, 11,473,914 and 11,266,874 shares
        issued and outstanding                                             227,600                    227,600
     Accumulated comprehensive income                                   14,747,300                 14,648,600
                                                                           128,500                    194,300
     Accumulated deficit                                                (9,467,400)                (8,916,500)
                                                                   ---------------            ---------------
         Total Stockholders' Equity                                      5,636,000                  6,154,000
                                                                   ---------------            ---------------
         Total Liabilities and Stockholders' Equity:               $    22,899,500            $    24,363,100
                                                                   ===============            ===============


                  The accompanying notes are an integral part of these financial statements.


                                       MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                         THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            September 30                            September 30
                                                      2005                2004                2005                2004
                                                      ----                ----                ----                ----
SALES                                             $   8,091,100       $   8,154,500       $  23,906,000       $  23,475,100
EXCISE TAXES                                            171,800             176,200             489,200             506,500
                                                  -------------       -------------       -------------       -------------
NET SALES                                             7,919,300           7,978,300          23,416,800          22,968,600
COST OF GOODS SOLD                                    5,436,200           5,181,800          15,961,000          15,189,100
                                                  -------------       -------------       -------------       -------------
GROSS PROFIT                                          2,483,100           2,796,500           7,455,800           7,779,500
                                                  -------------       -------------       -------------       -------------
OPERATING EXPENSES
     Marketing                                        2,079,700           1,536,800           4,672,700           4,343,500
     General and administrative                         794,300             825,900           2,666,800           2,732,400
     Legal dispute settlement                         ---------             216,400           ---------             216,400
                                                  -------------       -------------       -------------       -------------
                                                      2,874,000           2,579,100           7,339,500           7,292,300
                                                  -------------       -------------       -------------       -------------
INCOME (LOSS) FROM OPERATIONS                          (390,900)            217,400             116,300             487,200
                                                  -------------       -------------       -------------       -------------
OTHER INCOME (EXPENSE)
     Other income                                        11,400               8,600              52,400              17,700
     Profit (Loss) on sale of equipment                  (2,900)              1,100             (12,100)             15,100
     Interest expense                                  (252,100)           (217,700)           (705,700)           (640,400)
                                                  -------------       -------------       -------------       -------------
                                                       (243,600)           (208,000)           (665,400)           (607,600)
                                                  -------------       -------------       -------------       -------------
INCOME (LOSS) BEFORE INCOME TAXES                      (634,500)              9,400            (549,100)           (120,400)
PROVISION FOR  INCOME TAXES                             (69,900)             43,400               1,800             121,600
                                                  -------------       -------------       -------------       -------------
NET  (LOSS)                                       $    (564,600)      $     (34,000)      $    (550,900)      $    (242,000)
                                                  -------------       -------------       -------------       -------------
OTHER COMPREHENSIVE INCOME /
(LOSS),  net of tax                                      19,600               4,100             (65,800)             29,800
                                                  -------------       -------------       -------------       -------------
Foreign Currency Translation Adjustment
COMPREHENSIVE (LOSS)                              $    (545,000)      $     (29,900)      $    (616,700)      $    (212,200)
                                                  =============       =============       =============       =============

NET  (LOSS) PER COMMON SHARE                      $       (0.05)      $        0.00       $       (0.05)      $       (0.02)
                                                  =============       =============       =============       =============

DILUTED NET INCOME (LOSS)
PER COMMON SHARE                                  $       (0.05)      $        0.00       $       (0.05)      $       (0.02)
                                                  =============       =============       =============       =============


                         The accompanying notes are an integral part of these financial statements.


                                MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                          Nine Months Ended September 30
                                                                         2005                       2004
                                                                         ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                      $      (550,900)           $      (242,000)
       Adjustments to reconcile net loss to
       net cash from operating activities:
         Depreciation and amortization                                     677,500                    768,800
       Allowance for doubtful accounts                                      13,800                     16,400
       Loss (Profit) on sale of assets                                      12,100                    (15,100)
       Changes in:
         Accounts receivable                                               141,900                     18,300
         Inventories                                                         2,400                   (148,300)
         Prepaid expenses                                                   12,000                    139,000
         Deposits and other assets                                           8,500                    (30,300)
         Accounts payable                                                 (770,400)                  (271,200)
         Accrued liabilities                                              (586,800)                   (15,000)
         Income taxes payable                                                   --                      2,400
                                                                   ---------------            ---------------
  Net cash from  operating activities:                                  (1,039,900)                   223,000
                                                                   ---------------            ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold improvements         (632,700)                  (486,800)
     Proceeds from sale of fixed assets                                     67,400                     24,300
                                                                   ---------------            ---------------
   Net cash from investing activities:                                    (565,300)                  (462,500)
                                                                   ---------------            ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowing on line of credit                                     1,075,000                    557,900
     Repayment on long-term debt                                          (362,300)                  (542,200)
     Borrowings on related party debt                                      501,500                     64,000
     Payments on obligation under long term lease                          (99,300)                   (91,900)
                                                                   ---------------            ---------------
                        Net cash from  financing activities:             1,114,900                    (12,200)
                                                                   ---------------            ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (24,900)                    19,800
                                                                   ---------------            ---------------
NET CHANGE  IN CASH                                                       (515,200)                  (231,900)
                                                                   ---------------            ---------------
CASH, beginning of period                                                  526,600                    554,300
                                                                   ---------------            ---------------
CASH, end of period                                                $        11,400                    322,400
                                                                   ===============            ---------------
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                      $       604,200            $       576,400
     Income taxes                                                  $             -            $       100,200
     Non-cash investing activity
     Seller Financed equipment                                     $        29,500            $        26,500


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.


NOTE 2 - LINE OF CREDIT

On May 5, 2005, the Company entered into a receivables and inventory-based line of credit transaction with BFI Business Finance ("BFI"), pursuant to which BFI has provided the Company with a $2,000,000 maximum revolving line of credit with an advance rate based on 80% of MBC's qualified accounts receivable, 70% of Releta's qualified accounts receivable, and 50% of the eligible inventory carried by both MBC and Releta (the "BFI Line of Credit"). At the same time, BFI also advanced the Company $53,740 under a promissory note (`First Note"). On May 6, 2005, the Company used the entire immediately available amount drawable under these facilities to pay off the balance remaining outstanding under the CIT Line of Credit (discussed above). On June 28, 2005, the Company repaid the First Note in full. On June 30, 2005 BFI advanced the Company $200,000 under a promissory note repayable in 30 weekly installments. The total amount outstanding on these facilities as of September 30, 2005 was $1,454,400.

The Company used the proceeds from the BFI Line of Credit to pay off the entire amount outstanding under a previously-extended line of credit on May 6, 2005. The previous line was issued by CIT Business Credit in the amount of $3,500,000, and was secured by substantially all of the assets of the Releta Brewing Company, LLC, accounts receivable and inventory of the Ukiah Brewery, certain securities pledged by a stockholder, and a second position on the real property of the Ukiah Brewery.

Nedbank Limited, a South African registered company, provided a credit facility of GBP 1,250,000 to UBSN Ltd. ("UBSN"), a wholly-owned subsidiary of United Breweries International (UK) Ltd. ("UBI"), which is in turn wholly-owned by the Company. This facility included a revolving short-term loan, overdraft protection, and foreign exchange services. It was secured by all of the assets of UBSN. On April 26, 2005, the balance remaining outstanding on the Nedbank facility was settled in full using the proceeds from the RBS facility (discussed below).

On April 26, 2005, Royal Bank of Scotland ("RBS") provided an invoice discounting facility for a maximum amount of GBP 1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers. The initial term of the facility is for a period of one year after which the facility can be terminated by either party by providing the other party a notice of six months. The facility carries an interest rate of 1.38% above RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of September 30, 2005 was approximately $2,723,500.

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


NOTE 3 - LONG TERM DEBT, NOTE PAYABLE, AND NOTES TO RELATED PARTIES

The Company has a note outstanding in the principal amount of $2,700,000 in favor of Savings Bank of Mendocino County ("SBMC"), with interest at the five-year treasury constant maturity index plus 4.17%, currently 7.24%. The note requires monthly payments of principal and interest of $24,400. The note matures in December 2012 with a balloon payment of $932,600, and is secured by real property located in Ukiah, California. The amount outstanding on this note as of September 30, 2005 was approximately $2,202,000.

As of September 30, 2005, the balance of the delinquent property taxes due on the Company's Ukiah property was approximately $430,900. Pursuant to an agreement with Mendocino County, the remaining balance of the overdue taxes should be paid in three annual installments, due on or before April 10, 2006, 2007, and 2008, each representing 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. The Company made a payment on April 8, 2005 of $143,600, or 20% of the original amount outstanding, together with interest accrued until March 2005.

UBSN has engaged Shepherd Neame Limited ("Shepherd Neame") to brew Kingfisher Lager for the Company's European and Canadian markets. As consideration for the extension of the brewing contract, Shepherd Neame advanced a loan of GBP 600,000 to UBSN, repayable in ten annual installments of GBP 60,000, commencing in June 2003. The loan carries an interest rate of 5% per year. The amount outstanding on this loan as of September 30, 2005 was GPB 410,000 (approximately $725,500 in US Dollars).

On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the "Notes"). The Notes bear interest at the prime rate plus 1.5%, subject to a maximum of 10% per annum, and each note originally matured 18 months from the date of the particular advance. The Company and UBA have executed an Extension of Term of Notes under Master Line of Credit Agreement, which confirms the Company's and UBA's extension of the terms of the Notes for a period ending on August 31, 2005. Although that date has now passed, the Company has had discussions with UBA and expects that the terms of the Notes will be extended again. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA notes. UBA loaned the Company another $400,000 on March 1, 2005, in connection with which the Company then issued to UBA another convertible note maturing 18 months from that date. All of the notes are convertible, at UBA's option, into common stock at $1.50 per share. As of September 30, 2005, the aggregate principal balance due under these Notes was $1,915,400; interest accrued on the Notes is $596,200.

These notes are subordinated to the credit facilities extended to the Company by BFI and SBMC pursuant to subordination agreements executed by UBA. Although technically UBA has right to require the Company to repay the outstanding principal balance along with the accrued and unpaid interest thereon to UBA within sixty (60) days, as per the terms of the subordination agreements, UBA is precluded from demanding repayment of the notes due unless the BFI and SBMC facilities are settled in full. The BFI Line of Credit matures in May 2006 and the SBMC facility matures in the year 2012. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the BFI and SBMC facilities are repaid. Accordingly, the entire amount due under the Notes is classified as a long term liability.

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

The following table reflects the value of the transactions for nine months ended September 30, 2005 and 2004.

------------------------------------ -------------------- --------------------
                                            2005                  2004
------------------------------------ -------------------- --------------------
Interest expenses associated with
  UBA convertible notes payable                $101,500               64,000
------------------------------------ -------------------- --------------------

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

                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            ------------------                   -----------------
                                                         9/30/2005         9/30/2004         9/30/2005         9/30/2004
                                                      ---------------   ---------------   ---------------   ---------------
     Net (loss)                                       $      (564,600)  $       (34,000)  $      (550,900)  $      (242,000)
                                                      ===============   ===============   ===============   ===============
     Weighted average common shares outstanding            11,473,914        11,266,874        11,473,914        11,266,874
                                                      ===============   ===============   ===============   ===============
Basic net income (loss) per share                     $         (0.05)  $         (0.00)  $         (0.05)  $         (0.02)
                                                      ===============   ===============   ===============   ===============


Diluted net income (loss) per share
     Net (loss)                                       $      (564,600)  $       (34,000)  $      (550,900)  $      (242,000)
     Interest expense on convertible notes payable                                                                       --
                                                      ---------------   ---------------   ---------------   ---------------
     Income for the purpose of computing
     diluted net income per share                     $      (564,600)  $       (34,000)  $      (550,900)  $      (242,000)
                                                      ===============   ===============   ===============   ===============
     Weighted average common shares outstanding            11,473,914        11,266,874        11,473,914        11,266,874
     Dilutive stock options                                        --                --                --                --
     Assumed conversion of convertible notes payable               --                --                --                --
                                                      ---------------   ---------------   ---------------   ---------------
     Weighted average common shares
     outstanding for the purpose of
     computing diluted net income (loss) per share
                                                           11,473,914        11,266,874        11,473,914        11,266,874
                                                      ===============   ===============   ===============   ===============
Diluted net (loss) per share                          $         (0.05)  $         (0.00)  $         (0.05)  $         (0.02)

NOTE 6 - INVENTORY

                                    SEPTEMBER 30, 2005      DECEMBER 31, 2004

        Raw Materials                $       408,800         $       357,500
        Beer-in-process                      162,400                 140,100
        Finished Goods                       592,400                 664,700
        Merchandise                           19,400                  23,100
                                     ---------------         ---------------
                TOTAL                $     1,183,000         $     1,185,400
                                     ===============         ===============

NOTE 7 - STOCKHOLDERS' EQUITY

The following table summarizes equity transactions during the nine months ended September 30, 2005.

                               SERIES A
                            PREFERRED STOCK              COMMON STOCK               OTHER
                      --------------------------  --------------------------     COMPREHENSIVE      ACCUMULATED       TOTAL
                         SHARES        AMOUNT        SHARES        AMOUNT       INCOME / (LOSS)       DEFICIT         EQUITY
                      ------------  ------------  ------------  ------------  -----------------------------------  ------------
Balance,
   December 31, 2004       227,600  $    227,600    11,266,874  $ 14,648,600      $   194,300      $ (8,916,500)   $  6,154,000

   Stock issued for
     services                                          207,040        98,700                                             98,700

   Net (Loss)                                                                                          (550,900)       (550,900)

   Currency
   Translation
   Adjustment                                                                         (65,800)                          (65,800)

Balance,
   September 30, 2005      227,600  $    227,600    11,473,914  $ 14,747,300      $   128,500      $ (9,467,400)   $  5,636,000
                      ============  ============  ============  ============  ===================================  ============

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

NOTE 9. SEGMENT INFORMATION

The Company's business segments are brewing operations, distributing operations in the United Kingdom, and retail sales at the Hopland Brewery and the tasting room at Saratoga Springs. A summary of each segment is as follows:


                                                       Nine months ended September 30, 2005

                                 Domestic         European           Retail       Corporate &
                                Operations        Territory        Operations       Others            Total
Sales                          $  8,830,000     $ 14,920,800      $   155,200     $        --     $ 23,906,000
Operating Profit                    346,800         (254,100)          23,600              --          116,300
Identifiable Assets              12,824,000        8,003,100           95,700       1,976,700       22,899,500
Depreciation & amortization         352,700          297,100            3,700          24,000          677,500
Capital Expenditures                 34,200          598,500                -               -          632,700



                                                       Nine months ended September 30, 2004
                                 Domestic         European           Retail       Corporate &
                                Operations        Territory        Operations       Others            Total

Sales                          $  8,872,000     $ 14,444,300      $   158,800              --     $ 23,475,100
Operating Profit/(Loss)              50,500          432,100            4,600              --          487,200
Identifiable Assets              13,436,200        7,219,800          100,500       2,297,100       23,053,600
Depreciation & amortization         418,400          331,100            3,800          15,500          768,800
Capital Expenditures                 26,500          460,300               --              --          486,800

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and cash flows of the Company for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report on Form 10-K/A for the year ended December 31, 2004.

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

        o The Company evaluates its ability to realize its deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. This evaluation is based on an assessment of the Company's ability to generate future U.S. taxable income. Results of operations in recent years are considered in the assessment. The Company records a valuation allowance for the portion of its deferred tax assets that do not meet the recognition criteria of SFAS No. 109, "Accounting for Income Taxes." If circumstances related the Company's ability to generate future U.S. taxable income change, the Company's evaluation of its deferred tax assets could materially change.

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

        SEGMENT INFORMATION

        Prior to 2001, the Company's business operations were exclusively located in the United States, where it was divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of United Breweries International (UK) , Ltd. ("UBI") in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 62% of the Company's gross sales during the first nine months of the year 2005 and 2004, with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales accounting for the remaining 38%. With expanded wholesale distribution of beer, management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

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

SUMMARY OF FINANCIAL RESULTS

        The Company ended the first nine months of the year 2005 with a net loss of $550,900, as compared to a net loss of $242,000 for the same period in 2004. As set forth more fully under "Results of Operations," below, during the first nine months of the year 2005 the Company experienced an increase in net sales of $448,200 as compared to the corresponding period in 2004. Costs of goods sold increased by $771,900, operating expenses increased by $47,200, other expenses increased by $57,800 and provision for taxes decreased by $119,800, resulting in increased losses in the year 2005.

RESULTS OF OPERATIONS

The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.

STATEMENTS OF OPERATIONS DATA:                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                   ---------------------------------------------------------------
                                                       2005              2004              2005             2004
                                                        %                 %                 %                %
                                                        -                 -                 -                -
Sales                                                  102.17            102.21            102.09           102.21
Less Excise taxes                                        2.17              2.21              2.09             2.21
NET SALES                                              100.00            100.00            100.00           100.00
Costs of Sales                                          68.64             64.95             68.16            66.13
GROSS PROFIT                                            31.36             35.05             31.84            33.87
Marketing                                               26.26             19.26             19.95            18.91
General and Administrative                              10.03             10.35             11.39            11.90
Legal dispute settlement                                   --              2.71                --             0.94
PROFIT (LOSS) FROM OPERATIONS                           (4.94)             2.72              0.50             2.12
Other Income / (Expense)                                 0.10              0.12              0.17             0.15
Interest Expense                                        (3.18)            (2.73)            (3.01)           (2.79)
Income/(Loss) before income taxes                       (8.01)             0.12             (2.34)           (0.52)
Provision for income taxes                               0.88              0.54              0.01             0.53
NET (LOSS)                                              (7.13)            (0.43)            (2.35)           (1.05)
Other Comprehensive Income / (loss)                      0.25              0.05             (0.28)            0.13
COMPREHENSIVE / (LOSS)                                  (6.88)            (0.38)            (2.63)           (0.92)

                                                 ----------------------------
                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                 ----------------------------
                                                    2005              2004
     BALANCE SHEET DATA:                             $                 $
                                                     -                 -
     Cash and Cash Equivalents                       11,400           322,400
     Working Capital                             (2,472,600)       (2,133,500)
     Property and Equipment                      13,301,000        13,605,900
     Deposits and Other Assets                      304,400           275,100
     Total Assets                                22,899,500        23,053,600
     Long-term Debt (less current maturities)     2,970,300         3,374,400
     Capital Lease (less current maturities)         14,900            93,200
     Total Liabilities                           17,263,500        16,759,200
     Accumulated Deficit                         (9,467,400)       (8,689,600)
     Stockholder's equity                         5,636,000         6,294,400


                THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2004

        NET SALES

        Overall net sales for the third quarter of 2005 were $7,919,300, a decrease of $59,000, or 0.74%, compared to $7,978,300 for the third quarter of 2004. The decrease was mainly due to higher sales discounts, incentives and exchange rate fluctuations, partly offset by increased prices for products in the United Kingdom,.

        Domestic Operations: Net sales for the third quarter of 2005 were $2,986,700 compared to $3,022,800 for the same period in 2004, a decrease of $36,100, or 1.19% mainly due to higher sales discounts and incentives. The sales volume increased to 16,196 barrels in the third quarter of 2005 from 16,010 barrels in third quarter of 2004; a net increase of 186 barrels, or 1.16%.

        EUROPEAN TERRITORY: Net sales for the third quarter of 2005 were $4,932,600 (GBP 2,762,000) compared to $4,955,500 (GBP 2,724,000) during the corresponding period of 2004, a decrease of $22,900, or 0.5%. During the third quarter of 2005, UBSN sold 17,523 barrels, compared to 16,186 barrels during the third quarter of 2004, representing an increase of 1,337 barrels, or 8.26%. Exchange rate fluctuations caused the Company's slight growth in sales in its European

Territory to appear to be a decrease. When measured from period to period exclusively in Pounds Sterling (which is the basic currency of account for the European Territory), the Company's net sales in its European Territory increased by 1.4%.

        COST OF GOODS SOLD

        Cost of goods sold as a percentage of net sales during the third quarter of 2005 was 68.64%, as compared to 64.95% during the corresponding period of 2004, mainly due to increased costs in the United States.

        DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during the third quarter of 2005 was 69.4%, as compared to 63.47% during the corresponding period of 2004. This increase of 5.93% is mainly the result of increases in costs of packaging materials, wages and energy.

        EUROPEAN TERRITORY: Cost of goods sold as a percentage of net sales in the United Kingdom during the third quarter of 2005 was 68.65%, as compared to 66.31% during corresponding period in 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing an increase as a percentage of net sales of 2.34%. The increase in prices for the Company's products did not fully offset the cost increases in the United Kingdom.

        GROSS PROFIT

        As a result of the higher cost of goods described above, gross profit for the third quarter of 2005 decreased to $2,483,100, from $2,796,500 during the corresponding period of 2004, representing a decrease of 11.2%. As a percentage of net sales, the gross profit during the third quarter of 2005 decreased to 31.36% from 35.05% for the third quarter of 2004.

        OPERATING EXPENSES

        Operating expenses for the third quarter of the year 2005 were $2,874,000, an increase of $294,900, or 11.43%, as compared to $2,579,100 for the corresponding period of the year 2004. Operating expenses consist of marketing and distribution expenses, general and administrative expenses and in the year 2004, legal dispute settlement expenses.

        MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and the Company's tavern and tasting room expenses. Such expenses for the third quarter of 2005 were $2,079,700, as compared to $1,536,800 for the third quarter of 2004, representing an increase of 35.33%. These expenses increased to 26.26% of net sales for the third quarter of the year 2005, as compared to 19.26% for the corresponding period in 2004

        DOMESTIC OPERATIONS: Expenses for the third quarter of 2005 were $410,400 compared to $474,200 during the corresponding period of 2004, representing a decrease of $63,800. As a percentage of net sales in the United States, the expenses decreased to 13.74% during the third quarter of 2005, compared to 15.69% during the corresponding period of 2004. The decreases were mainly due to reduced salary and travel costs resulting from temporary reduction in sales staff and reduction in tavern operating expenses.

        EUROPEAN TERRITORY: Expenses for the third quarter of 2005 were $1,669,300 compared to $1,062,600 during the corresponding period of 2004, representing an increase of $606,700. As a percentage of net sales in the United Kingdom, the expenses increased to 33.84% during the third quarter of 2005 compared to 21.44% during the corresponding period of 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase resulted mainly from a special advertising campaign that ran in London in June and July of this year. UBSN had hundreds of billboards, taxis, and bus shelters carrying its ads. Unfortunately, the tragic effects of the bombings overshadowed the buzz generated by the campaign.

        GENERAL AND ADMINISTRATIVE EXPENSES: The Company's general and administrative expenses were $794,300 for the third quarter of the year 2005, representing a marginal decrease of $31,600, over $825,900 for the corresponding period in 2004. These expenses were equal to 10.03% of net sales for the third quarter of the year 2005, as compared to 10.35% for the corresponding period in 2004.

        DOMESTIC OPERATIONS. Domestic general and administrative expenses were $345,200 for the third quarter of the year 2005, representing a decrease of $47,100, or 12%, from $392,300 for the third quarter of the year 2004. The decrease was primarily due to a decrease in legal expenses, because a material legal dispute with a distributor was settled in 2004.

        EUROPEAN TERRITORY. General and administrative expenses related to the European Territory were $449,100 for the third quarter of the year 2005, representing a marginal increase of $15,500, or 3.57%, when compared to $433,600 for the third quarter of the year 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

        LEGAL DISPUTE SETTLEMENT EXPENSES: The Company incurred a one time expense of $216,400 during the third quarter of the year 2004 in connection with the settlement of a legal dispute with a terminated distributor.

        OTHER EXPENSES

        Other expenses for the third quarter of 2005 totaled $243,600, representing an increase of $35,600, or 17.12%, when compared to the third quarter of 2004. The increase was mainly due to higher interest expenses as a result of increased borrowings under the lines of credit and increase in prime rate.

        INCOME TAXES

        Due to losses incurred in the United Kingdom during the third quarter of 2005, the Company reversed an income tax provision of $69,900 that had been created earlier in the year. The Company's provision for the third quarter of 2004 was $43,400. The provision for taxes related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

        NET LOSS

        The Company's net loss for the third quarter of 2005 was $564,600, as compared to net loss of $34,000 for the third quarter of 2004. After providing for a positive foreign currency translation adjustment of $19,600 during the third quarter of 2005 (as compared to a positive adjustment of $4,100 for the same period in 2004), the comprehensive loss for the third quarter of 2005 was $545,000, compared to a loss of $29,900 for the same period in 2004.

                NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 2004

        NET SALES

        Overall net sales for the first nine months of the year 2005 were $23,416,800, an increase of $448,200, or 1.95%, compared to $22,968,600 for the same period in 2004. The increase was mainly due to increased sales in the United Kingdom, increased prices for the Company's products in the United Kingdom customers, and exchange rate fluctuations.

        DOMESTIC OPERATIONS: Domestic net sales for first nine months of the year 2005 were $8,496,000 compared to $8,524,300 for the same period in 2004, a marginal decrease of $28,300. Although the Company sold less of its own brand products, this decrease was partially offset by revenue from contract bottling of cider. The sales volume decreased to 45,257 barrels during the first nine months of the year 2005 from 45,665 barrels in the first nine months of the year 2004. This decrease of 408 barrels was mainly due to decrease in the sale of the Company's brands.

        EUROPEAN TERRITORY: Net sales for the first nine months of the year 2005 were $14,920,800 (GBP 8,093,300) compared to $14,444,300 (GBP 7,929,900) during the corresponding period of 2004, an increase of 3.3%. During the first nine months of the year 2005, UBSN sold 49,873 barrels compared to 48,011 barrels during the first nine months of the year 2004, an increase of 1,862 barrels, or 3.88%. Exchange rate fluctuations when measured in United States dollars increased the growth percentage as compared to last year. Hence, when the net sales results are compared in Pounds Sterling, there is an increase of 2.06%.

        COST OF GOODS SOLD

        Cost of goods sold as a percentage of net sales during the first nine months of the year 2005 was 68.16%, as compared to 66.13% during the corresponding period of 2004 mainly due to increased costs in the United States.

        DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during first nine months of the year 2005 was 68.2%, as compared to 65.6%, during the corresponding period of 2004, representing an increase as a percentage of net sales of 2.6% that was mainly due to a increase in costs of packaging material costs and utilities that was partly offset by a decrease in depreciation expenses.

        EUROPEAN TERRITORY: Cost of goods sold as a percentage of net sales in the United Kingdom during the first nine months of the year 2005 was 68.56%, as compared to 66.88% during the corresponding period in 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), due to cost increases that were not fully offset by price increases.

        GROSS PROFIT

        As a result of the higher cost of goods described above, gross profit for the first nine months of the year 2005 decreased to $7,455,800, from $7,779,500 during the corresponding period of 2004, representing a decrease of 4.16%. As a percentage of net sales, the gross profit during the first nine months of 2005 decreased to 31.84% from that of 33.87% during the corresponding period in 2004.

        OPERATING EXPENSES

        Operating expenses for the first nine months of the year 2005 were $7,339,500, a decrease of $247,700, or 5.26%, as compared to $7,292,300 for the corresponding period of the year 2004. Operating expenses consist of marketing and distribution expenses, general and administrative expenses and during the year 2004, legal dispute settlement expenses.

        MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and Company's tavern and tasting room expenses. Such expenses for the first nine months of the year 2005 were $4,672,700, as compared to $4,343,500 for the same period in 2004, representing an increase of 7.58%.

        DOMESTIC OPERATIONS: Expenses for the first nine months of the year 2005 were $1,096,900 compared to $1,285,300 during the corresponding period of 2004, representing a decrease of $188,400. As a percentage of net sales in the United States, these expenses decreased to 12.92% during the first nine months of the year 2005, compared to 15.08% during the corresponding period of 2004. The decreased expenses included lower salary and travel costs due to a temporary decrease in staff (both in New York and California), and decreases in promotional expenses and tavern operating expenses.

        EUROPEAN TERRITORY: Expenses for the first nine months of the year 2005 were $3,575,800 compared to $3,058,200 during the corresponding period of 2004, representing an increase of $517,600. As a percentage of net sales in the United Kingdom, the expenses increased to 23.97% during the first nine months of the year 2005 compared to 21.17% during the corresponding period of 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase resulted mainly from an advertisement campaign carried out during the third quarter of the year 2005.

        GENERAL AND ADMINISTRATIVE EXPENSES: The Company's general and administrative expenses were $2,666,800 for the first nine months of the year 2005, representing a decrease of $65,600 or 2.4%, over $2,732,400 for the corresponding period in 2004. These expenses were equal to 11.39% of net sales for first nine months of the year 2005, as compared to 11.9% for the corresponding period in 2004.

        DOMESTIC OPERATIONS. Domestic general and administrative expenses were $1,297,700 for the first nine months of the year 2005, representing a decrease of $141,000, or 9.8%, from $1,438,700 for the same period in 2004. The decrease was primarily due to decreased legal expenses because a material legal dispute with a distributor was settled in 2004.

        EUROPEAN TERRITORY. General and administrative expenses related to the European Territory were $1,369,100 for the first nine months of the year 2005, representing an increase of $75,400 or 5.83%, as compared to $1,293,700 for the same period in 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). These increases were mainly due to increases in salaries.

        LEGAL DISPUTE SETTLEMENT EXPENSES: The Company incurred one time expense of $216,400 during the third quarter of the year 2004 in connection with settlement of legal dispute with a terminated distributor.

        OTHER EXPENSES

        Other expenses for the first nine months of the year 2005 totaled $665,400 representing an increase of $57,800 when compared to the same period in 2004. The increase is mainly due to higher interest expenses as a result of increased borrowings under the lines of credit and increase in prime rate.

        INCOME TAXES

        The Company has a provision for income taxes of $1,800 for the first nine months of the year 2005, compared to $121,600 the same period in 2004. The provision for taxes is mainly related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

        NET LOSS

        The Company's net loss for the first nine months of the year 2005 was $550,900, as compared to loss of $242,000 for the first nine months of the year 2004. After providing for a negative foreign currency translation adjustment of $65,800 during the first nine months of 2005 (as compared to a positive adjustment of $29,800 for the same period in 2004), the comprehensive loss for the first nine months of the year 2005 was $616,700, compared to a loss of $212,200 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has entered into a substantial number of loans, lines of credit, other credit facilities, and lease agreements over the last several years. In order to continue its operations, the Company will have to make timely payments of its debt and lease commitments as they fall due. Any breach of a loan or lease which actually leads to default, or to an attempt by a creditor to exercise its rights in the Company's tangible or intangible assets, could make it difficult, at least in the short term, for the Company to continue its operations.

        MASTER LINE OF CREDIT. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000. The Company and UBA have executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the UBA Notes for a period ending on August 31, 2005. Although this date has passed, the Company has had discussions with UBA and anticipates that the terms of the UBA Notes will be extended again. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

        As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of September 30, 2005 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $596,200, for a total of $2,511,600.

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

        The outstanding principal amount of the UBA Notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of September 30, 2005, the outstanding principal and interest on the UBA Notes was convertible into 1,674,384 shares of the Company's Common Stock.

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

OTHER LOANS AND CREDIT FACILITIES.
---------------------------------

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

        NEDBANK LIMITED OPTION FACILITY: Nedbank Limited, a South African registered company ("Nedbank"), provided UBSN with a multi-currency option facility of 1,250,000 Pounds Sterling. This overdraft facility, which may be terminated by Nedbank at any time (with or without default) on thirty days' notice, was secured by all of the assets of UBSN. The agreement restricted UBSN from making distributions and payments to MBC in excess of approximately 100,000 Pounds Sterling annually (approximately $189,000). This facility was settled in full utilizing proceeds from the RBS facility discussed below.

        ROYAL BANK OF SCOTLAND FACILITY: Royal Bank of Scotland provided UBSN with a GBP 1,750,000 maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable. UBSN utilized the proceeds of this facility to settle the Nedbank facility (discussed above) on April 26, 2005. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon six months' written notice.

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

        WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 9.1% for the first nine months of the year 2005 and 7.75% for the corresponding period in 2004. For loans primarily associated with Company's European territory, the weighted average rate paid was 6.21% for the first nine months of the year 2005 and 6.75% for the corresponding period in 2004.

        KEG MANAGEMENT ARRANGEMENT: The Company entered into a five-year keg management agreement with MicroStar Keg Management LLC in September 2004. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If the agreement is terminated, the Company is required to purchase a certain number of kegs from MicroStar. The Company would attempt to finance the purchase through debt or lease financing, if available.

        OVERDUE PROPERTY TAXES: As of September 30, 2005, the balance of the delinquent property taxes due on the Company's Ukiah property was approximately $430,900. Pursuant to an agreement with Mendocino County, the remaining balance of the overdue taxes should be paid in three annual installments, due on or before April 10, 2006, 2007, and 2008, each representing 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. The Company made a payment on April 8, 2005 of $143,600, or 20% of the original amount outstanding, together with interest accrued until March 2005. Because of the large amount of taxes owed, and the County's ability to sell the Ukiah property to satisfy a delinquency, failure to settle these tax dues (including payments due under the payment plan) could have a serious adverse effect on the Company's business and financial condition.

        RESTRICTED NET ASSETS. The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $1,700,700 as of September 30, 2005. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earning drop below approximately $1,769,600.

        CURRENT RATIO

        The Company's ratio of current assets to current liabilities on September 30, 2005 was 0.79 to 1.0 and its ratio of total assets to total liabilities was 1.33 to 1.0. On September 30, 2004, the Company's ratio of current assets to current liabilities was 0.81 to 1.0 and its ratio of total assets to total liabilities was 1.38 to 1.0.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of September 30, 2005, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has some interest-related market risk due to floating interest rate debt totaling $4,307,800 as of September 30, 2005.

        INTEREST RATE RISK

        The Company had total debt as of September 30, 2005 of $10,027,900, of which $6,669,500 was subject to variable rates of interest (either prime or LIBOR plus 1.38% or prime plus 3.75%). Its long-term debt (including current portion) as of September 30, 2005 totaled $5,273,800, of which $3,358,400 had fixed rates of interest and the balance of $1,915,400 were subject to variable rates. Short term debts amounted to $4,754,100 which were subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $66,700 in interest expense on the Company's variable rate loans.

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

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        MBC held its 2005 Annual Meeting of Shareholders on October 4, 2005. At that meeting, MBC's shareholders voted to elect all seven of the Board's nominees for Director. The votes cast for each of the nominees were as follows. There were no broker non-votes; ballots for a total of 626,004 shares were not cast with respect to any candidate.


                Director's Name         Votes for       Withheld
                ---------------         ---------       --------

         Dr. Vijay Mallya               10,817,338        30,572
         H. Michael Laybourn            10,817,888        30,022
         Jerome G. Merchant             10,817,938        29,972
         Sury Rao Palamand              10,817,413        30,497
         Kent D. Price                  10,817,838        30,072
         Yashpal Singh                  10,817,363        30,547
         Scott R. Heldfond              10,817,838        30,072

ITEM 5.  OTHER INFORMATION

        Announcement of Merger by United Breweries Holdings Ltd.

        During the first week of September, 2005, the final conditions were satisfied to effect the merger of United Breweries Holdings, Ltd. (formerly Kingfisher Properties & Holdings, Ltd.) ("UBHL"), a corporation based and incorporated in India and publicly-held in that country, and United Breweries of America, BVI, a British Virgin Islands corporation (" UBA-BVI"), which is the corporate parent of both Inversiones Mirabel, S.A., a Panamanian corporation which holds approximately 47.9% of the Company's outstanding shares ("Inversiones"), and United Breweries of America, Inc., a Delaware corporation ("UBA"), which holds approximately 26.9% of the Company's outstanding shares.

        As a result of the merger of UBA-BVI into UBHL, UBHL acquired indirect control of approximately 75% of the Company's outstanding shares. Dr. Mallya, the Company's Chairman of the Board and Chief Executive Officer, is also the Chairman of the Board of UBHL.


ITEM 6.  EXHIBITS

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

                                        MENDOCINO BREWING COMPANY, INC.


Dated:  November 14, 2005               By: /s/ Yashpal Singh
                                        ---------------------
                                        Yashpal Singh
                                        President, Director and Chief
                                        Executive Officer



Dated:  November 14, 2005               By: /s/ N. Mahadevan
                                        --------------------
                                        N. Mahadevan
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