Form 10-K
period 2005-12-31
MENDOCINO BREWING CO INC
filed 2006-04-17
CIK 919134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated Filer [ ]    Accelerated Filer [ ]   Non-accelerated Filer [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the average of the closing bid and asked prices for such stock, as reported by the Nasdaq OTC Bulletin Board on March 30, 2006 was $1,778,456.67.

The number of shares of the registrant's Common Stock outstanding as of March 30, 2006 was 11,473,914.

DOCUMENTS INCORPORATED BY REFERENCE
               None

                           FORWARD-LOOKING INFORMATION

        Various portions of this Annual Report on Form 10-K, (the "Annual Report") including but not limited to the sections captioned "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operation," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to availability of financing for operations, successful performance of internal operations, the impact of competition, changes in distributor relationships or performance, and other risks discussed elsewhere in this Annual Report on Form 10-K and from time to time in the Company's filings and reports with the Securities and Exchange Commission (the "Commission"). In addition, such statements could be affected by general industry and market conditions and growth rates, and in general economic and political conditions in the markets in which the Company competes. Readers are cautioned not to place undue reliance on these forward-looking statements.

                                     PART I

ITEM 1.    BUSINESS

OVERVIEW

        Mendocino Brewing Company, Inc., a California corporation, was founded in 1983. It was one of the first of the modern craft brewers, having opened the first new brewpub in California and the second in the United States since the repeal of Prohibition, and it has been recognized for its innovations in the brewpub concept, its craft brew style and its distinctive labels. (In this Annual Report, the term "the Company" and its variants and the terms "we," "us," and "our" and their variants are generally used to refer to Mendocino Brewing Company, Inc. together with its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity.)

        The Company operates in two geographic markets, domestic (the United States) (referred to in this Annual Report as the "Domestic Territory") and Europe (including Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) as well as Canada (collectively, referred to in this Annual Report as the "European Territory").

        The Company's domestic operations consist primarily of brewing and marketing a variety of proprietary craft beers, including among others Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, White Hawk Original IPA, and Red Tail Lager, and a licensed international specialty beer, Kingfisher Premium Lager. For domestic distribution, the Company brews its brands in its own facilities, which are located in Ukiah, California and

Saratoga Springs, New York, and these beers are distributed in 39 states and the District of Columbia.

        The Company's European operations, which are conducted through its wholly-owned subsidiary United Breweries International (U.K.) Limited ("UBI") and UBI's wholly-owned subsidiary UBSN, Ltd. ("UBSN"), consist primarily of the marketing and distribution of Kingfisher Premium Lager throughout the European Territory through ethnic Indian restaurants, chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). The Company holds an exclusive license to brew and distribute Kingfisher Premium Lager from United Breweries Limited ("UB Limited"), an Indian corporation. The Company's Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the Board of UB Limited.

        Shepherd Neame, Ltd. ("Shepherd Neame"), a prominent English brewer, holds an exclusive license to brew and distribute Sun Lik Beer in the United Kingdom from an unrelated entity, the San Miguel Corporation. In September 2001, Shepherd Neame granted UBSN an exclusive sublicense to distribute this beer in the United Kingdom. This sublicense was terminated as of April 1, 2005. All of the Company's beers sold in the European Territory are brewed in England under contract by Shepherd Neame. Although UBSN is the sole distributor of Kingfisher Premium Lager in the United Kingdom, Ireland, continental Europe, and Canada, it does not physically distribute its products to its ultimate trade customers, relying instead on specialist restaurant trade distributors in the United Kingdom and Shepherd Neame, acting as UBSN's agent, on a commission basis, for distribution to the supermarket and liquor and convenience store trade.

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

        The Company's New York subsidiary, Releta Brewing Company, LLC, d/b/a Ten Springs Brewery ("Releta"), which is located in Saratoga Springs, New York, commenced production in its leased facilities in February 1998, with an initial capacity of 60,000 bbl. per year expandable to 200,000 bbl. per year.

        In July 1998, the Company purchased certain of the assets of Carmel Brewing Company, Inc., a California corporation ("Carmel Brewing"), such as trademarks, trade names, and other brand related assets as well as certain point of sales and brewing ingredient inventory.

        On August 13, 2001, the Company acquired UBI together with UBI's wholly-owned subsidiary UBSN, from Inversiones Mirabel, S. A., a Panamanian corporation ("Inversiones"), in exchange for MBC stock then valued at approximately $5,500,000 (the "UBI Acquisition"). The UBI Acquisition was considered to be a related-party transaction because at the time of the acquisition Inversiones was owned by a trust in which the Company's Chairman, Dr. Mallya, may have been deemed to have been a beneficial owner at the time. UBI and UBSN primarily market, sell, and distribute Kingfisher Premium Lager in the Company's European Territory. Kingfisher Premium Lager, which is the flagship brand of UB Limited, an India-based brewing and distribution company, is a recognized international brand, with wide distribution outside the Company's geographic markets. Until April 1, 2005, UBI and UBSN marketed and distributed Sun Lik Chinese Lager in the United Kingdom.

        The Company also acquired the United States brewing and distribution rights for Kingfisher Premium Lager as a result of the UBI Acquisition. The Company brews Kingfisher Premium Lager in both of its U.S. brewing facilities -- Saratoga Springs and Ukiah. The Company has engaged Shepherd Neame to brew Kingfisher Premium Lager for distribution in the European Territory.

        During the last quarter of fiscal year 2005, United Breweries of America, BVI, a British Virgin Islands corporation ("UBA-BVI"), an indirect beneficial owner of a majority of the Company's outstanding shares, merged into United Breweries Holdings, Ltd., an Indian Corporation ("UBHL"). As a result of the merger of UBA-BVI into UBHL, UBHL acquired indirect control over approximately 75% of the Company's outstanding shares. Dr. Mallya is the Chairman of the board of directors of UBHL.

INDUSTRY OVERVIEW

DOMESTIC MARKET

        The U.S. domestic beer market falls into a number of market categories, some of which include low-priced, premium, super premium, lite, import, and specialty/craft beers. In the Domestic Territory, the Company competes in the specialty/craft category, which is currently estimated to be in the range of 7 million barrels per year. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews.

EUROPEAN MARKET

        The vast majority of the Company's sales in the European Territory are made in the United Kingdom. During fiscal years 2005, 2004 and 2003 the Company's sales in the United Kingdom constituted approximately 87%, 88% and 87%, respectively, of its total sales in the European Territory.

        Within the European Territory, the Company primarily distributes its products through Indian restaurants using specialist restaurant trade distributors. In addition, the Company distributes its products through other licensed premises and through other retail outlets such as supermarkets, liquor stores, and licensed shops and convenience stores.

BUSINESS OF THE COMPANY

SEGMENT INFORMATION

        Prior to 2001, the Company's business operations were exclusively located in the United States, where it was divided into two segments, (i) manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and (ii) retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of annual gross sales (by revenue). With the Company's acquisition of UBI and UBSN in August 2001, however, the Company added a new business segment, distribution of beer outside the United States, primarily in the European Territory. The European Territory accounted for approximately 63%, 63% and 55% of the Company's gross sales during fiscal years 2005, 2004 and 2003, respectively, with the Company's manufacturing and distribution in the Domestic Territory accounting for 36%, 36% and 43% of the Company's gross sales during fiscal years 2005, 2004 and 2003, respectively. The Company's retail segment accounted for less than 1% of gross sales for fiscal years 2005 and 2004 and approximately 1.5% for fiscal year 2003. With the closure of the restaurant at the Company's Hopland property, Management expects that the retail sales segment will represent an insignificant portion of the Company's overall gross sales in the future. (For information on the Company's net sales, income or loss and total assets for each segment, see the Company's Audited Financial Statements for fiscal year 2005 included in this Annual Report.)

THE HOPLAND TAVERN ALE HOUSE AND MERCHANDISE STORE

        The historic Hopland tavern ale house and merchandise store serves to market the Company's products in the Domestic Territory. Located on a tourist route in Hopland, California, 100 miles north of San Francisco, the Hopland Brewery opened in 1983 as the first new brewpub in California and the second in the United States since the repeal of Prohibition.

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

PRODUCTS

        The Company brews five ales, one wheat beer, two lagers, one stout and a root beer on a year-round basis, and three seasonal ales, for distribution in the Domestic Territory. All of these products are brewed at the Company's production facilities in Ukiah, California, and Saratoga Springs, New York.

        In the European Territory, the Company currently distributes Kingfisher Premium Lager. Prior to April 1, 2005, the Company also distributed Sun Lik Chinese Lager in the United Kingdom.

        The Company's principal products are as follows.

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

        KINGFISHER PREMIUM LAGER is a conventionally fermented specialty lager with a smooth crisp taste. In the Domestic Territory, Kingfisher Premium Lager is currently available year-around in 12 oz. six-packs, 22 oz. bottles, and on-draft. In the European Territory, it is available year-round, in 330ml and 660ml bottles in multi-packs in the United Kingdom, Ireland, and continental Europe and in 330ml bottles in Canada, as well as in a variety of keg sizes. In the United Kingdom, it is also available on draft in Indian restaurants.

        RED TAIL LAGER is a traditional lager, with a smooth light feel and a crisp sweet finish. It is currently available year-round only in northern California in 12-oz. six packs and half-barrel kegs.

DISTRIBUTION METHODS

        In the Domestic Territory, the Company's bottled products are sold through wholesale distributors to consumers at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants, and convenience stores.

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

        In the European Territory, the Company's products are distributed primarily through Indian restaurants by specialist restaurant trade distributors. Such points of sale represent approximately 95% of the Company's total sales volume in the European Territory, with the remaining 5% of sales volume attributed to the combination of sales in other ethnic restaurants (primarily Chinese) and to sales by supermarkets, liquor stores, and licensed shops and convenience stores. The majority of the Company's restaurant sales are through its approximately 3,500 on-tap draft installations. UBI also exports Kingfisher Premium Lager to 16 European markets outside of the United Kingdom and to Canada, and its sales growth in those markets typically correlates with the establishment and proliferation of Indian restaurants in such locations.

SEASONALITY

        DOMESTIC OPERATIONS: Sales of the Company's products are somewhat seasonal, with first and fourth quarters historically being slow. The volume of sales in any given year and region may also be affected by local weather conditions. It is not clear to what extent, if any, seasonality will affect the results of operation of the Company in the future.

        EUROPEAN OPERATIONS: Beer consumption in the United Kingdom, Ireland, and continental Europe has historically increased during the winter months. However, during the past few years, the Company has not seen a significant increase in sales during the winter. It is not clear to what extent, if any, seasonality will affect the results of operations of the Company.

        Results of operations of any of the Company's segments for any given fiscal quarter may not necessarily be indicative of results that may be achieved in the same segment in other fiscal quarters or during the full fiscal year.

COMPETITION

        In the Domestic Territory, the Company competes against a variety of brewers in the craft beer segment, including brewpubs, microbrewers, regional craft brewers, and craft beer products of major national breweries. Additionally, the entire craft beer segment competes to some extent with other segments of the United States beer market, including major national brands like Budweiser and Miller and imported beers such as Heineken and Becks.

        The lager market in the United Kingdom is dominated by major international brands such as Carling, Budweiser, Becks, and Holsten Pils, both in the restaurant and pub sectors and in sales through supermarkets and other retail outlets. The Company's products are marketed through Indian and other restaurants, major supermarket chains, smaller chains, and individual stores. In all these sectors, the Company faces competition from other ethnic and international brands produced by local and large international brewers. The Company vigorously promotes Kingfisher Premium Lager as the worldwide No. 1 selling premium Indian lager brand. The profile of this brand has been raised significantly through the Company's continued promotion of Kingfisher World Curry Week in support of the charity "Action Against Hunger" that provides aid in the Indian sub-continent and southeast Asia.

        The Company faces tough competition in the Domestic Territory as well as in the European Territory. The Company competes with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments. The Company must also vie for marketing focus by the Company's distributors and their customers, all of which also distribute and sell other beer and alcoholic beverage products. Many of these competitors have substantially greater financial and marketing resources and distribution networks than the Company. Moreover, the introduction of new products by competitors that compete directly with the Company's products, or that diminish the importance of the Company's products to retailers or distributors may have a material adverse effect on the Company's results of operations, cash flows and financial position.

SOURCES AND AVAILABILITY OF RAW MATERIALS

        Production of the Company's beverages requires quantities of various agricultural products, including barley, hops, malt, and malted wheat for beer. The Company fulfills its commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. In the European Territory, these purchases are made directly by or for Shepherd Neame, which brews the Company's products on a contract basis. Although the Company believes that adequate supplies of these agricultural products are available presently, it cannot predict future availability or prices of such products and materials. The commodity markets have experienced and will continue to experience price fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture. The Company does not use any hedges or unconditional purchase obligations to purchase its raw materials.

        The Company's major suppliers in the United States are Great Western Malting Co., Yakima, Washington, and Canada Malting company, Montreal, Canada
(malt); Yakima Chief, Inc., Sunnyside, Washington and S S Steiner, Inc., New York, New York (hops); Gamer Packaging Inc., Minneapolis, Minnesota (bottles and crown corks); Inland Paper Board and Packaging, Inc., Antioch, California and Empire State Container, Inc., Syracuse, New York (cartons); Sierra Pacific Packaging, Oroville, California and Caraustar, Ashland, Ohio (carriers); and DWS Printing Associates, Bay Shore, NY(labels).

        The Company's major supplier for the European Territory is Shepherd Neame, which brews on a contract basis all of the Company's products that are sold in the European Territory. The Company does not directly purchase any material amounts of agricultural commodities or other products for use in the European Territory.

DEPENDENCE ON MAJOR CUSTOMERS

        Sales to the Company's top five customers in fiscal year 2005 totaled $7,610,500, or approximately 24%, of the Company's total net sales, as compared to $7,942,000 or 25% of total net sales for fiscal year 2004 and $7,088,800 or 25% of total net sales for 2003.

        In the Company's Domestic Territory, sales to its principal customer, Alta Marketing, have remained stable over the past three years, totaling approximately 10.4% of the Company's domestic sales (or approximately 3.8% of its total net sales) for fiscal year 2005, as compared to approximately 10.2% of the Company's domestic sales (or approximately 3.8% of its total sales) in fiscal year 2004 and approximately 10.1% of its domestic sales (or approximately 4.2% of total net sales) in fiscal year 2003.

        Sales to the Company's principal European customer, Shepherd Neame have also remained relatively stable. During fiscal year 2005 they represented approximately 14.6% of the Company's European Territory sales (or approximately 9.2% of the Company's total net sales), as compared to approximately 15.3% and 15.5% of European Territory sales (or approximately 9.6% and 9% of total net sales) in fiscal years 2004 and 2003, respectively. No other individual customer accounted for more than 5% of the Company's total net sales during fiscal years 2005, 2004 or 2003.

TRADEMARKS

        The Company has U.S. federal trademark registrations on the principal register of the United States Patent and Trademark Office for the following marks: MENDOCINO BREWING COMPANY word mark (Reg. No. 2,441,141), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL design mark (Reg. No. 2,011,817), BLUE HERON PALE ALE design mark (Reg. No. 2,011,816), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), EYE OF THE HAWK SPECIAL EDITION ANNIVERSARY ALE design mark (Reg. No. 2,011,815), YULETIDE PORTER word mark (Reg. No. 1,666,891), BREWSLETTER word mark (Reg. No. 1,768,639), PEREGRINE GOLDEN ALE word mark (Reg. No. 2,475,522), HOPLAND BREWERY word mark (Reg. No. 2,509,464), BLACK EYE ALE word mark (Reg. No. 2,667,078), SUN LAGER PREMIUM HANDCRAFTED BREW word and design mark (Reg. No. 2,583,446), and WHITE HAWK ORIGINAL IPA word and design mark (Reg. No. 2,956,999).

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

        The Company's United States federal trademark registrations for the BLUE HERON word mark (Cancelled Reg. No. 1,820,076) and BLACK HAWK STOUT word mark (Cancelled Reg. No. 1,791,807) were cancelled as a result of alleged technical deficiencies in registration compliance filings. The Company continues to use the BLUE HERON and BLACK HAWK STOUT word marks and claims common law trademark rights in and to such marks. The Company presently has pending applications on file with the United States Patent and Trademark Office for the re-registration of the BLUE HERON word mark and BLACK HAWK STOUT word mark.

        The Company claims common law trademark rights in and to the RAPTOR RED LAGER word mark and RAPTOR RED LAGER word and design mark. The Company has applied to register the RAPTOR RED LAGER word and design mark with the United States Patent and Trademark Office (Ser.No. 78/304,831) and the application is currently pending. Additionally, the Company claims common law trademark rights in and to the TALON BARLEY WINE ALE word mark and TALON BARLEY WINE ALE word and design mark and intends to register the marks with the United States Patent and Trademark Office.

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

        Releta has federal trademark registrations on the principal register of the United States Patent and Trademark Office for the FAT BEAR word mark (Reg. No. 2,267,709) and WHITEFACE word mark (Reg. No. 2,322,226). Releta has a federal trademark registration on the supplemental register of the United States Patent and Trademark Office for the SARATOGA CLASSIC PILSNER word mark (Reg. No. 2,396,601).

LICENSE AND FRANCHISE AGREEMENTS

        In August 2001, the Company acquired UBI and its wholly-owned subsidiary UBSN, which hold the exclusive brewing and distribution rights for Kingfisher Premium Lager in the United Kingdom, Ireland, continental Europe, and Canada through a Licensing Agreement with UB Limited.. They also held Sun Lik Chinese Lager distribution rights in the United Kingdom, which expired in March 2005.

        In July 2001, MBC entered into the Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., pursuant to which MBC obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. Under its terms, this agreement is currently scheduled to remain in effect until October of 2013.

        Since 1998, UBI and UBSN have licensed to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, Ireland, and continental Europe. (For additional information see "Item 13. -- Certain Relationships and Related Transactions - Shepherd Neame - Brewing Agreement".)

        In April 2004, the Company entered into a licensing agreement with Frank's Famous Foods ("FFF") and granted a non exclusive license to FFF for the trademark and trade name Red Tail Ale to be used in the manufacture and sale of barbecue sauces and marinades. FFF pays to the Company licensing fees ranging from $1.50 to $3.00 per case sold.

GOVERNMENTAL REGULATION

        The Company's Domestic Territory operations are subject to licensing by local, state and federal governments, as well as to regulation by a variety of state and local agencies. The Company is licensed to manufacture and sell beer by the Departments of Alcoholic Beverage Control in California and New York. A federal permit from the United States Treasury

Department, Alcohol and Tobacco Tax and Trade Bureau (the "ITB") (formerly the Bureau of Alcohol, Tobacco, and Firearms) allows the Company to manufacture fermented malt beverages. To keep these licenses and permits in force the Company must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, or company structure must also be made to these regulatory agencies. The ITB must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities in aggregate of 10% or more in the Company be investigated as to their suitability of character. The Company's production operations must also comply with the Occupational Safety and Health Administration's workplace safety and worker health regulations and comparable state laws. Management believes that the Company is presently in compliance with the aforementioned laws and regulations. In addition, the Company has implemented its own voluntary safety program. The Hopland tavern is regulated by the Mendocino County Health Department, which requires an annual permit and conducts spot inspections to monitor compliance with applicable health codes.

        In the United States, the federal excise tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. for brewers producing less than 2,000,000 barrels per year. The California excise tax rate is $6.20 per bbl. The State of New York presently imposes an excise tax of $3.88 per bbl. on brewers for over 100,000 bbl. per year.

        The Company's operations in the European Territory are subject to regulation by United Kingdom and European laws, as well as by the laws of various individual countries in which UBI distributes its products. Because Shepherd Neame is contracted to perform the brewing operations for the European Territory, Shepherd Neame is subject to the various laws of the European countries regarding production, bottling, packaging, and labeling in lieu of the Company. Trade with Canada is subject to, and in compliance with, the regulation of the provincial Liquor Boards.

COMPLIANCE WITH ENVIRONMENTAL LAWS

        The Company is subject to various federal, state, and local environmental laws which regulate the use, storage, handling, and disposal of various substances.

        The Company's waste products consist of water, spent grains, hops, glass and cardboard. The Company has instituted a recycling program for its office paper, newspapers, magazines, glass, and cardboard at minimal cost to the Company. The Company sells or gives away its spent grain to local cattle ranchers. The Company has not purchased any special equipment and does not incur any identifiable fees in connection with environmental compliance at its Hopland site.

        Ukiah. The Company has built its own wastewater treatment plant for the Ukiah facility. As a consequence, the Company is not currently required to incur sewer hook-up fees at that location. If the Company's discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl. the Company may be required to pay additional fees. The wastewater treatment facility cost approximately $900,000, and the estimated cost of operating the plant is between $6,000 and $10,000 per month. The operating costs of the facility may increase with increased production. The Company has contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility for essentially the cost of transportation. The Company obtained a Mendocino County Air Quality Control Permit to operate the natural gas fired boiler in Ukiah; this permit is valid until August 30, 2006. Management expects this permit to be renewed.

        Saratoga Springs. The Saratoga Springs facility is subject to various federal, state, and local environmental laws which regulate use, storage and disposal of various materials. The Company's solid waste materials consist of spent grain, cardboard, glass, and liquid waste. The Company has instituted a recycling program for cardboard, office paper and glass at a minimal cost to the Company. Spent grain is sold to local cattle dairy farms. The Company pays approximately $2,400 per month in sewer fees for liquid waste. The sewer discharge from the brewery is monitored and is within the standards set by the Saratoga County Sewer Department. The Company follows and operates under the rules and regulations of the New York Department of Environmental Conservation for Air Pollution Control.

        Various states in which the Company sells its products in the Domestic Territory, including California and New York, have adopted certain restrictive packaging laws and regulations for beverages that require deposits on packages. Such laws have not had a significant effect on the Company's sales. The adoption of similar legislation by Congress or a substantial number of states or additional local jurisdictions might require the Company to incur significant capital expenditures to comply.

        In general, European packaging regulations are covered by specifications provided by the European Union, with which the Company believes itself to be in compliance.

        The Company has not received any notice from any governmental agency relating to the violation by the Company of any applicable environmental law.

EMPLOYEES

        As of December 31, 2005, MBC employed 54 full-time and 15 part-time individuals in the United States, including 11 in management and administration, 46 in brewing and production operations, 3 in retail and tavern operations and 9 in sales and marketing positions. In England, UBI and UBSN together employed 13 people in sales and marketing and 11 in managerial and administrative positions. Management believes that the Company's relations with its employees are generally good.

        On February 28, 2003, approximately 21 employees engaged in brewing, bottling, warehousing, and shipping at the Ukiah brewery elected Teamsters Local No. 896, International Brotherhood of Teamsters, AFL-CIO (the "Union") to represent them as a collective bargaining agent. The Company and the Union executed a collective bargaining agreement effective November 17, 2003. Such collective bargaining agreement will expire on July 31, 2008. All of such 21 employees' positions henceforth must be held and filled by members of the union.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        See "Item 8. -- Financial Statements and Supplementary Data" for a discussion of sales, operating income and identifiable assets attributable to the Company's operations.

AVAILABLE INFORMATION

        The Company is subject to the informational reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith periodically files reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). Such reports, proxy statements and other information can be inspected and copies can be made or obtained at or by writing to the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Such material may also be accessed electronically through the Edgar filings by the Company, by means of the Commission's Internet Web site (http://www.sec.gov).

ITEM 1A.   RISK FACTORS

        In addition to the other information in this Annual Report on Form 10-K, described below are risks and uncertainties that we believe are most likely to be material to our business and results of operations. Our business operations and results may also be adversely affected by additional risks and uncertainties not presently known, or which we currently deem immaterial, or which are applicable in general to the industries in which we compete or to the economy. If any of the following risks or uncertainties actually occurs, our business, financial condition, results of operations or cash flows would likely suffer.

        LACK OF PROFITABLE OPERATIONS: We incurred a net loss for fiscal year 2005. Historically, operations in the Domestic Territory have operated at a net loss. We believe such losses are attributable to low sales volumes and low production capacity utilization rates at our domestic brewing facilities. Our business is also subject to certain fixed and semi-variable operating costs, and when combined with the impact of the correlation between current levels of production and maximum production capacity, our gross margins may be sensitive to small increases or decreases in sales volume in the Domestic Territory. In addition, higher energy costs in 2005 resulted in increased materials and freight costs. We may not be able to offset such increased expenses with comparable price increases in our products, which could also impact our gross margins. We may not be successful in our efforts to increase sales volume and utilization rates. Moreover, it is uncertain when, if at all, our operations will become profitable once again. Future operating losses may have a material adverse effect on our cash flows and financial position.

        LIQUIDITY: Low utilization of the production capacity at our Ukiah and Saratoga Springs facilities has continued to place demands on our working capital. We have loans, lines of credit, other credit facilities, and lease obligations with various creditors. We currently do not have sufficient funds available to repay certain loans as they become due. Any breach of a loan by us which leads to our default, or to an attempt by one of our creditors to exercise its rights in certain of our tangible or intangible assets which have been used as collateral or which have been pledged as security for our obligations, could potentially make it difficult, at least in the short term, for us to continue our operations.

        OVERDUE PROPERTY TAXES: Our property in Ukiah, California, is the subject of a delinquent property tax for the period from April 1999 to June 2003. At December 31, 2005, the amount of taxes due, including penalties and interest totaled $430,900. On July 31, 2003, we entered into a settlement agreement with the county tax officials pursuant to which we will be required to pay the outstanding balance of such deficiency through annual installments until 2008. If we fail to make one of the required payments under the settlement, the county may at its option, sell the Ukiah property to satisfy the delinquent payments. Such sale could have a material adverse effect on our business and cash flow position.

        COMPETITION: We face intense competition in both our Domestic Territory as well as in our European Territory from both competitors in the beer market as well as from producers of wine and spirits. Certain of our competitors have substantially greater financial and marketing resources and more extensive distribution networks than we do. In addition, the introduction of new products by existing competitors or new entrants into the market may impact our market share. Moreover, consumer preference and consumer trends may result in a decrease in demand for our products which could also have an impact on our results of operations.

        RAW MATERIALS: We are dependant on a limited number of suppliers, and in some instances on a sole supplier, for the majority of the raw materials and packaging materials used in our operations. As a result, an interruption in the supply chain may have an adverse effect on our operations if we were unable to find an alternative supplier at a comparable price.

        DEPENDENCY ON CONTRACT BREWING ARRANGEMENTS: We have entered into short term non-binding arrangements with several brewers to brew and package their brands at our brewing facilities, predominantly at our Releta facility. Approximately 9.7% of our sales volume in the Domestic Territory for fiscal year 2005 includes sales made under such contract brewing arrangements. There is no certainty that such existing arrangements will be extended in the future or that we will be able to enter into new arrangements. Any significant variation in these arrangements could have a material adverse effect on the Company's results of operations, cash flows and financial position.

        ARRANGEMENT WITH SHEPHERD NEAME: UBI and UBSN entered into a brewing agreement that grants Shepherd Neame the exclusive right to brew and package all beers sold under the Kingfisher trademark in the United Kingdom, and to distribute such products elsewhere in the European Territory. Any interruption of the brewing, packaging or distribution of our products by Shepherd Neame for any reason is likely to have a material adverse effect on our results of operations, cash flows and financial position.

        MATERIAL CONTRACT FOR THE SUPPLY OF KEGS: We have entered into an exclusive Keg Management Agreement with MicroStar Keg Management LLC ("MicroStar") which expires in September 2009. Under the terms of the agreement with MicroStar, we receive our entire supply of kegs exclusively from MicroStar. Moreover, pursuant to the terms of the agreement, if the agreement is terminated, we are required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. If we are required in the future to purchase such kegs we may need to incur additional debt financing to fund such purchases. An interruption in the supply of kegs by MicroStar to us or in case of termination of the agreement, our failure to obtain the necessary funding to facilitate such purposes could have a material adverse effect on our business, results of operations, cash flow or financial position.

        LOSS OF INCOME TAX BENEFITS: As of December 31, 2005, we had federal net operating tax loss carry-forwards ("NOLs") of approximately $11,428,100, California State NOLs of approximately $2,299,600 and New York State NOLs of approximately $1,767,300. Of the federal and New York State NOLs, approximately $1,963,100 Federal NOLs will expire starting in 2013 with the remainder expiring through 2024. The California State NOLs began expiring in 2005 and will continue to expire through 2012. We also have a $68,400 California Tax Credit that can be carried forward until its expiration in 2011. We have recorded a valuation allowance of $3,717,200 on deferred tax assets for NOLs that may expire prior to utilization. To the extent that we are unable to generate adequate taxable income in future periods, we will not be able to recognize additional tax benefits and may be required to record a greater valuation allowance covering potentially expiring NOLs.

ITEM 2.    PROPERTIES.

        BREWING FACILITIES

        The Company owns nine acres of land in Ukiah, California on which its Ukiah brewery is located. Management believes that this facility is adequate for the Company's current capacity and also provides space for future expansion. The Savings Bank of Mendocino County currently holds a first deed of trust on this property in connection with a loan advanced to the Company. (See "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Debt".) The principal amount outstanding on the loan as of December 31, 2005 was $2,168,400. The Company owes approximately $430,900 to the county in overdue property taxes and accrued interest.

        The Company has estimated the life of the building at 40 years and depreciates the cost of the building on a straight-line method over its anticipated life. The Company does not depreciate the cost of the land. The Company's tax basis on the Ukiah facility is $10,866,300. Various other assets incorporated in this facility are being depreciated, on a straight-line basis, at rates of between 10 and 20 years. Property taxes are currently assessed on the Ukiah property at a rate of 1.11%, for an annual tax of $120,600.

        The Company also leases 3.66 acres in Saratoga Springs, New York, on which the Ten Springs Brewery facilities are located. In November 2004, the Company leased additional warehouse space and extended the term of the lease until November 2019.

        The Company's Ukiah and Releta facilities have both been operating at low production capacity utilization rates. The brewery in Ukiah, California has a current annual bottling capacity of approximately 90,000 bbl. on a single shift basis, whereas the annual sales volume from this facility was approximately 41,600 bbl. or 46% of maximum production capacity, in 2005, as compared with 43,400 bbl. or 48% of maximum production capacity, in 2004, and 47,300 bbl. or 53% of maximum production capacity, in 2003. The brewery at Saratoga Springs, New York has an annual bottling capacity of approximately 60,000 bbl. per year a on single shift basis, although its annual sales volume from this facility was approximately 17,400 bbl. or 29% of its maximum capacity, in 2005, as compared with 16,300 bbl. or 27% of maximum production capacity in 2004, and 13,600 bbl. or 23% of maximum production capacity, in 2003. Despite their low production capacity utilization rates, both of these breweries incur costs for maintenance, property taxes, and other costs on a level consistent with their maximum production capacity rather than with the current utilization levels of these facilities. The inability of the Company to align costs and utilization rates affects the Company's capital, liquidity, and resources of management. Failure to adequately align such costs and utilization rates may have a material adverse affect on the Company's business, financial condition, and results of operations.

        TAVERN

        The Company has leased a 2,275 square foot building in Hopland on which the Hopland tavern ale house and merchandise store are located. The lease on this property expires in August 2010.

        MACHINERY AND EQUIPMENT

        The Company leases certain equipment and vehicles under capital and operating leases which expire at varying times through April 2008. Additionally, the Company leases equipment and vehicles under various other leases. As these leases expire, it is anticipated that, in accordance with the Company's current practices, the equipment will be acquired pursuant to the terms of the leases and the vehicles will be surrendered.

        UBSN has leased a 1,365 square foot office premises located at Faversham, Kent, in England for a period of 10 years beginning in July 2005. The Company does not own or lease any other material properties in Europe.

        The Company considers its land, buildings, improvements, and equipment to be well maintained, in good condition, and adequate to meet the operating demands placed upon them. In the opinion of Management, all of these properties are adequately covered by insurance.

ITEM 3.    LEGAL PROCEEDINGS.

        Effective March 28, 2003, the Company terminated a written distribution agreement with the House of Daniels, Inc., d/b/a Golden Gate Distributing Company ("GGDC"). On April 1, 2003, GGDC filed an action in Marin County Superior Court, naming the Company and Mr. Mark Anderson (who was employed by the Company as a sales manager) as defendants, and seeking actual and punitive damages in an amount not stated in the complaint (the "Action"). On January 21, 2004, GGDC filed an amended complaint, naming as additional defendants Dr. Vijay Mallya, the Company's Chairman; United Breweries of America, Inc., one of its principal shareholders ("UBA") and the distribution companies now servicing the territory formerly handled by GGDC ("Subsequent Distributors").

        Effective on or about November 1, 2004, the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") with respect to the Action. The Settlement Agreement releases the claims asserted in, arising out of, or related to the Action by GGDC against the Company and the other defendants, and by the Company against GGDC. Under the terms of the Settlement Agreement, the Company was required to pay GGDC a total of $900,000 in settlement of all claims asserted by GGDC in the Action (the "Settlement Amount"). Payment was to be made in three installments: $400,000 by January 31, 2005; $300,000 by June 30, 2005; and the remaining $200,000 by December 31,
2005. UBA
guaranteed, in full, each of the installment payments included in the Settlement Amount. The Company made all the payments as per the terms of the Settlement Agreement.

        The Company entered into another Settlement Agreement and Release, effective as of December 9, 2004, with the Subsequent Distributors (the "Distributors' Settlement Agreement"), under the terms of which the cross-claims asserted against the Company by the Subsequent Distributors were also released. Under the terms of the Distributors' Settlement Agreement, the Company agreed to pay the Subsequent Distributors a total of $34,250 in settlement of all claims. The Company has paid such settlement in full.

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

        -------------------------------------------------------
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

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

MARKET INFORMATION

        Since May 2002, the Company's Common Stock has been quoted on the Nasdaq OTC Bulletin Board, under the symbol "MENB". The table below sets forth, for the fiscal quarters indicated, the reported high and low bid prices for the Company's Common Stock, as reported on the OTC Bulletin Board. The information listed below reflects inter-dealer bids, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                                 High       Low
                                 ----       ---
        2005
        ----

        First Quarter           $0.25      $0.18
        Second Quarter          $0.25      $0.16
        Third Quarter           $0.20      $0.17
        Fourth Quarter          $0.28      $0.11

                                 High       Low
                                 ----       ---
        2004
        ----

        First Quarter           $0.20      $0.20
        Second Quarter          $0.21      $0.20
        Third Quarter           $0.21      $0.20
        Fourth Quarter          $0.25      $0.11

        The Company had approximately 2,314 holders of its common stock of record as of April 14, 2006. The Company has never paid a cash dividend on its Common Stock and Management does not expect the Company to pay cash dividends in the foreseeable future. The Company's credit agreements provide that the Company may not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that similar restrictions will remain in effect for as long as the Company has significant bank financing.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        As of December 31, 2005, the Company had authorized and issued equity compensation in the following amounts.

---------------------------------- ------------------- ---------------------- ----------------------
                                                                               Number of securities
                                        Number of                               remaining available
                                    securities to be                            for future issuance
                                       issued upon                                 under equity
                                       exercise of        Weighted-average         compensation
                                       outstanding       exercise price of        plans(excluding
                                    options warrants    outstanding options,   securities reflected
                                       and rights       warrants and rights       in column (a))
         Plan Category                     (a)                  (b)                     (c)
---------------------------------- ------------------- ---------------------- ----------------------

---------------------------------- ------------------- ---------------------- ----------------------
Equity compensation plans
approved by security holders         240,385             $0.52                  --  **

---------------------------------- ------------------- ---------------------- ----------------------
Equity compensation plans not
approved by security holders         *                   *                      --

---------------------------------- ------------------- ---------------------- ----------------------
Total                                240,385             $0.52                  --
---------------------------------- ------------------- ---------------------- ----------------------

        ----------------

        * See " Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities" for a description of the Company's Director's Compensation Plan.

        ** The Company's 1994 Stock Option Plan expired in 2004 and has not been extended.

RECENT SALES OF UNREGISTERED SECURITIES

        The Company's policy with respect to the compensation of outside directors of MBC for their services as directors is as follows: each outside director receives $3,000 per Board meeting attended and $1,000 per committee meeting attended.

        Prior to 2003, the Company had a policy of granting shares of Common Stock in lieu of cash to non-employee directors at their option, as compensation for their attendance at meetings of the Board of Directors and of Committees of the Board on which they served, based on a standard schedule of $3,000 per Board meeting attended and $1,000 per committee meeting attended. However, because the market value of the Company's Common Stock fell below $0.50 per share during the latter half of 2003, and has since remained consistently below $1.00 per share (at times falling below twenty cents per share) - which would have increased quite significantly the number of shares otherwise issuable to these directors -- the Board of Directors adopted a Directors' Stock Grant Plan under which non-employee directors would receive, as compensation for Board and Committee meetings attended, shares of the Company's Common Stock valued at the higher of the book or market value calculated as of the last day of each year in respect of which such compensation was due. On January 14, 2005, a former director, R.H.B Neame, was granted 31,563 shares in exchange for his service on the board in 2002 and 2003, based on the book value of the Company's common stock, assuming a fair market value of $0.56 per share for shares so granted with respect to 2002 and $0.58 per share for shares so granted with respect to 2003. Management believes that the issuance of the shares was exempt from registration pursuant to Section 4(2) of the Act because of the limited number of recipients, and the fact that the recipient had significant business experience, financial sophistication, and intimate knowledge of and familiarity with the Company's business.

        The Company's policy for compensation of its non-employee directors has in the past included the annual issuance of options, pursuant to the Company's 1994 Stock Option Plan (the "Plan"), to purchase a number of shares of the Company's Common Stock having a fair market value of $25,000. The Plan expired in 2004, however, and to date no new option or similar plan has been adopted by the board. The Board may adopt new plans and guidelines for compensation in the future.

        On January 14, 2005, the Company granted 51,000 shares of common stock to four employees as compensation based on the then-current fair market value of the shares. Management believes that the issuance of the shares was exempt from registration pursuant to Section 3(a)(11) of the Act because this issue was granted only to California residents.

        The Company issued thirteen (13) promissory notes pursuant to a Master Line of Credit Agreement between the Company and United Breweries of America, Inc. ("UBA") and one note on substantially similar terms to UBA between September 1999, and March 2005 (the "UBA Notes"). The outstanding principal amount of the UBA Notes, and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2005, the outstanding principal and interest on the UBA Notes totaled approximately $2,552,206, and the UBA Notes were convertible into 1,701,471 shares of the Company's Common Stock. If the UBA Notes were deemed to be securities, the Company's Management believes that the issuance of all such notes was exempt from registration pursuant to Section 4(2) of the Securities Act of 1983, as amended (the "Act"), because UBA, the sole offeree and recipient thereof, has significant business experience, financial sophistication, and knowledge of and familiarity with the business of the Company. Management believes that if these notes were eventually to be converted into shares of the Company's Common Stock, the issuance of such shares would also be exempt from registration pursuant to Section 4(2) of the Act.

ISSUER PURCHASE OF EQUITY SECURITIES

        None.

ITEM 6.    SELECTED FINANCIAL DATA.

        In August of 2001, the Company acquired all the outstanding stock of UBI, in exchange for 5,000,000 shares of MBC Common Stock. Since it was considered a related party transaction, this acquisition was required to be reported on an "as-if pooled" basis. The Company's consolidated financial statements have been presented as if the acquisition of UBI had occurred on January 1, 2000.

STATEMENT OF OPERATIONS DATA

    --------------------------- --------------------------------------------------------------------------------------------
                                   YEARS ENDED
    --------------------------- --------------------------------------------------------------------------------------------
                                      2005              2004              2003               2002               2001
    --------------------------- ------------------ ---------------- ------------------ ------------------ ------------------
    Sales                             $31,927,300      $32,157,900        $28,864,300        $26,085,100        $24,638,600
    --------------------------- ------------------ ---------------- ------------------ ------------------ ------------------
    Less Excise Taxes                     635,500          652,400            673,900            651,600            666,000
    --------------------------- ------------------ ---------------- ------------------ ------------------ ------------------
    Net Sales                          31,291,800       31,505,500         28,190,300         25,433,500         23,602,300
    --------------------------- ------------------ ---------------- ------------------ ------------------ ------------------
    Cost of goods sold                 21,754,200       21,045,500         19,145,500         16,892,800         15,907,500
    --------------------------- ------------------ ---------------- ------------------ ------------------ ------------------
    Gross Profit                        9,537,600       10,460,000          9,044,800          8,540,700          8,065,000
    --------------------------- ------------------ ---------------- ------------------ ------------------ ------------------
    Operating Expenses                 10,054,000       10,006,200          8,067,300          7,312,000          7,822,200
    --------------------------- ------------------ ---------------- ------------------ ------------------ ------------------
    Depreciation &                        903,700        1,031,300          1,127,100          1,049,000          1,083,300
    Amortization
    --------------------------- ------------------ ---------------- ------------------ ------------------ ------------------
    Net income (Loss)                  (1,314,700)        (468,900)            46,900         (1,729,800)        (2,843,600)
    --------------------------- ------------------ ---------------- ------------------ ------------------ ------------------
    Net income (Loss) per                   (0.11)           (0.04)              0.00              (0.15)             (0.26)
    common share
    --------------------------- ------------------ ---------------- ------------------ ------------------ ------------------
    Average common shares
      outstanding                      11,472,213       11,266,874         11,266,874         11,266,874         11,083,228
    --------------------------- ------------------ ---------------- ------------------ ------------------ ------------------

BALANCE SHEET DATA

    ------------------------- ----------------------------------------------------------------------------------------------
                                                                      DECEMBER  31,
    ------------------------- ----------------------------------------------------------------------------------------------
                                     2005               2004               2003               2002               2001
    ------------------------- ------------------ ------------------ ------------------ ------------------ ------------------
    Cash and Cash equivalent        $   247,700        $   526,600            554,300            146,800             89,800
    ------------------------- ------------------ ------------------ ------------------ ------------------ ------------------
    Working capital                  (3,076,800)        (2,215,100)        (1,795,600)         (2,673,00)        (2,470,500)
    ------------------------- ------------------ ------------------ ------------------ ------------------ ------------------
    Property and equipment           13,185,600         13,533,900         13,874,800         14,159,400         14,640,600
    ------------------------- ------------------ ------------------ ------------------ ------------------ ------------------
    Deposit and other assets            372,700            205,100            188,600             73,600             87,500
    ------------------------- ------------------ ------------------ ------------------ ------------------ ------------------
    Total assets                     22,309,700         24,363,100         23,471,700         22,289,600         23,947,400
    ------------------------- ------------------ ------------------ ------------------ ------------------ ------------------

    ------------------------- ------------------ ------------------ ------------------ ------------------ ------------------
    Long term debt                    3,171,000          2,795,600          3,730,300          3,290,200          3,775,100
    ------------------------- ------------------ ------------------ ------------------ ------------------ ------------------
    Capital lease                       121,500             62,600            204,100            193,900            925,000
    ------------------------- ------------------ ------------------ ------------------ ------------------ ------------------
    Total liabilities                17,683,300         18,209,100         16,965,100         15,943,200         16,085,800
    ------------------------- ------------------ ------------------ ------------------ ------------------ ------------------
    Accumulated deficit             (10,231,200)        (8,916,500)        (8,447,600)        (8,494,500)        (6,764,700)
    ------------------------- ------------------ ------------------ ------------------ ------------------ ------------------
    Shareholders equity               4,874,100          6,154,000          6,506,600          6,346,400          7,861,600
    ------------------------- ------------------ ------------------ ------------------ ------------------ ------------------

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

CRITICAL ACCOUNTING POLICIES

        In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of our results of operations and financial conditions in the preparation of our financial statements in conformity with generally accepted accounting principles in the United States.

        Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results. We constantly re-evaluate these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, contingencies and litigation. We have also chosen certain accounting policies when options were available, including:

        o       The average-cost method to value a majority of our inventories;

        o The intrinsic value method under APB-25 to account for stock-based employee compensation;

        o A full valuation allowance of deferred tax assets for NOLs that are expected to expire prior to utilization;

        o The carrying value of certain plants and equipment are not impaired under FASB 144 based on expected future cash flows from operations;

        These accounting policies are applied consistently for all years presented. Our operating results would be affected if alternative methods were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

OVERVIEW

        We reported a net loss for fiscal year 2005, primarily as a result of higher costs of goods sold and higher promotional expenses incurred in connection with our operations in the European Territory.

        In the Domestic Territory, brewing operations sales (based on volume) were 59,046 bbl. during fiscal year 2005, as compared to 59,616 bbl. and 60,871 bbl. in fiscal years 2004 and 2003, respectively. Sales from the Ukiah facility totaled 41,621 bbl., 43,358 bbl. and 47,315 bbl., for the fiscal years 2005, 2004 and 2003, respectively. Sales from the Saratoga Springs facility totaled 17,425 bbl., 16,258 bbl., and 13,556 bbl. for the fiscal years 2005, 2004 and 2003, respectively. We bottled 2,919 bbl., 1,157 bbl., and nil in fiscal years 2005, 2004 and 2003, respectively, of cider products for California Cider Company.

        We sold 67,633 bbl. of beer in our European Territory during fiscal year 2005 as compared to 67,493 bbl. and 64,115 bbl. during fiscal years 2004 and 2003, respectively. Sales in the United Kingdom accounted for 61,077 bbl., 61,564 bbl. and 58,501 bbl. during 2005, 2004 and 2003, respectively. Sales in continental Europe and Canada totaled 6,556 bbl., 5,929 bbl. and 5,614 bbl. during fiscal years 2005, 2004 and 2003, respectively. Although the sales of certain brands have waxed and waned over the past few years, overall sales levels have remained consistent. The Company does not predict any material differences in sales during the upcoming year.

RESULTS OF OPERATIONS

                  FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

        NET SALES

        As used herein, the term "net sales" refers to gross sales less excise taxes. Overall net sales for fiscal year 2005 were $31,291,800, a decrease of $213,700, or 0.68%, as compared to $31,505,500 in fiscal year 2004. Lower sales volume in both the Domestic Territory and in the European Territory contributed to the decrease in net sales.

        DOMESTIC OPERATIONS: Net sales in the Domestic Territory totaled $11,125,500 in fiscal year 2005, compared to $11,245,600 for fiscal year 2004, representing a decrease of $120,100 or 1.1%. Sales of beer for fiscal year 2005 decreased by 570 barrels, to 59,046 barrels a decrease of 2.1% as compared to 59,616 barrels in fiscal year 2004. The decrease was mainly due to decreases in the sale of our brands (other than Kingfisher Premium Lager) by 751 bbl., offset partially by increases in sales of Kingfisher Premium Lager by 98 bbl. and contract brands by 83 bbl. During fiscal year 2005, we bottled 2,919 bbl. of cider products for California Cider Company on a contract basis compared to 1,157 bbl. in fiscal year 2004. The decrease in our overall net sales during fiscal year 2005 was mainly due to a decrease of $112,000 associated with the wholesale shipment of beer. The Northern California market was soft in 2005 and increased competition may also be a factor in the decrease. We anticipate continuing to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Releta brewing facility and anticipate that such contract brewing arrangements will continue to impact our net sales in the Domestic Territory.

        EUROPEAN TERRITORY: Net sales in the Company's European Territory totaled $20,166,300 ((pound)11,078,000) in fiscal year 2005, compared to $20,259,900 ((pound)11,052,900) during fiscal year 2004. The decrease is attributed to exchange rate fluctuations. Net sales presented in U.S. dollars resulted in a decrease of 0.46%, as compared to fiscal year 2004, alternatively, when presented in pounds sterling, net sales increased by 0.23% compared to fiscal year 2004. We sold 67,633 bbl. of beer in our European Territory during fiscal year 2005 as compared to 67,493 bbl. in fiscal year 2004, an increase of 140 bbl. or 0.2%.

COST OF GOODS SOLD:

        Overall cost of goods sold during fiscal year 2005 was $21,754,200, as compared to $21,045,500 during fiscal year 2004, an increase of $708,700, or 3.4%. As a percentage of net sales, costs of goods sold was 69.5% in fiscal year 2005, as compared to 66.8% during fiscal year 2004. Such amounts are calculated in U.S. dollars, and do not take into account the effect of exchange rate fluctuations on the actual costs of goods sold in the Company's European Territory.

        DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the Domestic Territory during fiscal year 2005 was 69.5%, as compared to 66.4% during the fiscal year 2004, representing an increase of 3.1%. The increase was due mainly to increased costs of packaging materials and utilities due to increases in energy costs. We rely heavily on natural gas to operate brewing operations, and electricity to operate our bottling and refrigeration units. Any significant increase in our usage of natural gas or electricity or increases in price rates for these utilities could significantly impact our future operations.

        EUROPEAN TERRITORY: As a percentage of net sales, cost of goods sold in the United Kingdom during fiscal year 2005 was 70%, as compared to 67.5% during fiscal year 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations). The percentage increase was mainly due to increased costs and fees we owed Shepherd Neame pursuant to the standard annual cost adjustment provisions under our production and distribution agreements with them. Such increases were not fully offset by comparable price increases in our products. When the market allows us to pass on price increases to the purchaser, we will do so, but in uncertain markets, we must absorb a portion of the costs.

GROSS PROFIT

        As a result of lower sales volumes and increased costs of goods sold, gross profit for fiscal year 2005 (expressed in U.S. dollars) was approximately $9,537,600, a decrease of approximately $922,400, or 8.8%, as compared to gross profit of $10,460,000 in fiscal year 2004. As a percentage of net sales, our overall gross profit during fiscal year 2005 decreased to

30.5%, as compared to 33.2% for fiscal year 2004, largely as a result of increases in cost of goods sold.

OPERATING EXPENSES

        Operating expenses for fiscal year 2005 totaled $10,054,000, an increase of $47,800, or 0.5%, as compared to $10,006,200 for fiscal year 2004. Operating expenses consist of marketing and distribution expenses, general and administrative expenses, and retail operating expenses.

        MARKETING AND DISTRIBUTION EXPENSES: Our marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and related costs. For fiscal year 2005, such expenses equaled $6,216,200, an increase of $375,000 or 6.4%, as compared to $5,841,200 in fiscal year 2004. As a percentage of net sales, our marketing and distribution expenses increased to 19.9% in fiscal year 2005, as compared to 18.5% in fiscal year 2004.

        DOMESTIC OPERATIONS: Marketing and distribution expenses for the Domestic Territory in fiscal year 2005 equaled $1,367,400, a decrease of $194,500, or 12.5%, as compared to $1,561,900 in marketing and distribution expenses incurred during fiscal year 2004. Marketing and distribution expenses equaled 12.3% of Domestic Territory net sales during fiscal year 2005, as compared to 13.9% during fiscal year 2004. The decrease was mainly attributed to reduced salary and travel costs resulting from a reduction in the number of our personnel. The increase in marketing expenses was caused by a one-time promotion in the European Territory discussed below. We do not expect to incur marketing expenses at the same level in 2006.

        EUROPEAN TERRITORY: Marketing and distribution expenses in the European Territory during fiscal year 2004 equaled $4,848,800, an increase of $569,500, or 13.3%, as compared to $4,279,300 during fiscal year 2004. As a percentage of net sales in the United Kingdom, such expenses increased to 34.4% during 2005, as compared to 21.1% during 2004 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate calculations). The increase resulted mainly from a special advertising campaign that we ran in London in June and July of 2005. The increase was also due to an increase in the number of our personnel in the United Kingdom and associated increased salary and travel costs. As stated above, we do not expect to incur marketing expenses at this level in 2006.

        GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses totaled $3,735,400 for fiscal year 2005, representing a decrease of $39,500, or 1%, as compared to $3,774,900 for fiscal year 2004. General and administrative expenses equaled 12% of net sales for fiscal year 2005 and fiscal year 2004.

        DOMESTIC OPERATIONS. General and administrative expenses for our Domestic Territory equaled $1,810,600 for fiscal year 2005, representing a decrease of $144,600, or 7.4%, as compared to $1,955,200 for fiscal year 2004. The decrease in general and administrative expenses was primarily due to a decrease in legal expenses, incurred in 2005 vis a vis 2004 as a material legal dispute with one of our former distributors was settled in 2004.

        EUROPEAN TERRITORY. General and administrative expenses for our European Territory equaled $1,924,800 in fiscal year 2005, representing an increase of $105,100, or 5.8%, as compared to $1,819,700 for fiscal year 2004. The increase in general and administrative expenses was mainly due to higher personnel costs.

        RETAIL OPERATING EXPENSES: Retail operating expenses for fiscal year 2005 totaled $102,400, representing a decrease of $37,100, or 26.6%, from $139,500 in fiscal year 2004. As a percentage of net sales, retail operating expenses decreased to 0.3% as compared to 0.4% for fiscal year 2004. The decrease in retail operating expenses consisted mainly of decreases in labor expenses as a result of a reduction in the hours of operation of the Hopland tavern.

        LEGAL DISPUTE SETTLEMENT: We settled a legal dispute with one of our former distributors in fiscal year 2004. The amount of the settlement represented a non-recurring expense.

OTHER EXPENSES

        Other expenses totaled $923,900 in fiscal year 2005, representing an increase of $123,000, or 15.4%, as compared to $800,900 in fiscal year 2004. The increase in other expenses was mainly due to higher interest expenses associated with an increase in the amount of our outstanding credit facilities as well as due to increased prime lending rates in the United States.

INCOME TAXES

        We received an income tax benefit of $125,600 for fiscal year 2005, which represented a decrease in liability of $247,400, as compared to an income tax expense of $121,800 for fiscal year 2004. The income tax benefit for fiscal year 2005 relates to our estimated future net operating loss carry forwards which we anticipate using to offset future net profits of our operations in the United Kingdom.

        As of December 31, 2005, we had approximately $10,928,400, $10,928,400 and $3,522,400 of federal, State of California, and State of New York net operating losses, respectively, available to carry forward. Approximately $1,963,100 of the federal and New York State net operating loss carry forwards will expire in 2013, and the remainder will expire through 2024. The California net operating loss carry forwards begin to expire in 2005 and will continue to expire through 2012. We also have $141,400 of California Manufacturers' Investment Tax Credits that can be carried forward to offset future taxes. Such California Manufacturers' Investment Tax Credits begin to expire in 2007. We have recorded a valuation allowance of $3,375,000 on deferred tax assets for net operating loss carryforwards that may expire prior to utilization.

NET LOSS

        Our net loss for fiscal year 2005 was $1,314,700, an increase of $845,800 as compared to a net loss of $468,900 for fiscal year 2004. After taking into account a foreign currency translation adjustment of $63,900 for fiscal year 2005 ($116,300 for fiscal year 2004), our comprehensive fiscal year 2005 net loss was $1,378,600, as compared to a net loss of $352,600 in fiscal year 2004.

RETAIL SEGMENT

        The Company operates brew pubs at Hopland and Saratoga Springs. Although sales revenues at the brew pubs, $203,100 in 2005 and $211,200 in 2004, are not significant, the Company views the pubs as a marketing opportunity for the Company's products. The pubs serve the Company's brew on tap and also sell logo merchandise.

                  FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

        NET SALES

        As used herein, the term "net sales" refers to gross sales less excise taxes. Overall net sales for fiscal year 2004 were $31,505,500, an increase of $3,315,200, or 11.76%, as compared to $28,190,300 in fiscal year 2003. Sales volume and price increases in the European Territory contributed to the increase in sales.

        DOMESTIC OPERATIONS: Net sales in the Domestic Territory were $11,245,600 in fiscal year 2004, compared to $11,341,500 for fiscal year 2003, representing a decrease of 0.8%. Sales volume of beer for the year decreased by 1,255 barrels, to 59,616 barrels, a decrease of 2.1% as compared to 60,871 barrels in fiscal year 2003. The decrease was mainly due to a reduction in contract brands which decreased by 1,532 bbl., decreases in the sale of our brands (other than Kingfisher) by 654 bbl. which were offset partially by an increase in sales of Kingfisher Premium Lager by 931 bbl. During 2004, we bottled 1,157 bbl. of cider products for California Cider Company on a contract basis. The decrease in overall net sales during fiscal year 2004 was mainly due to a decrease of $214,000 in retail sales at our Hopland tavern ale house and merchandise store, a decrease of 50.3% when compared to retail sales of $425,300 during fiscal year 2003, due to the closure of the restaurant located at the Hopland property in the year 2003. Net sales associated with wholesale shipment of beer and bottling cider increased by $118,000 during fiscal year 2004, an increase of 1.08% compared to fiscal year 2003.

        EUROPEAN TERRITORY: Net sales in our European Territory were $20,259,900 ((pound)11,052,900) in fiscal year 2004, compared to $16,848,800
((pound)10,310,700) during fiscal year 2003. The increase is attributed to an increase in sales volume and an increase in sales prices effected in April 2004 in the United Kingdom. Because of exchange rate fluctuations, when the net sales results are compared in dollars they amount to an increase of 20.3%, as compared to fiscal year 2003, while when measured in pounds sterling, the increase is only 7.2%. We sold 67,493 bbl. in our European Territory during 2004, an increase of 3,378 bbl. or 5.3%, as compared to 64,115 bbl. sold during fiscal year 2003.

COST OF GOODS SOLD:

        Overall cost of goods sold during fiscal year 2004 was $21,045,500, as compared to $19,145,500 during fiscal year 2003, an increase of $1,900,000, or 9.9%. As a percentage of net sales, costs of goods sold was 66.8% in fiscal year 2004, as compared to 67.9% during fiscal year 2003. (The foregoing amounts are calculated in U.S. dollars, and do not take into account the effect of exchange rate fluctuations on the actual costs of goods sold in our European Territory.)

        DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in our Domestic Territory during fiscal year 2004 was 66.4%, as compared to 70.3% during the fiscal year 2003, representing a decrease of 3.9%. The decrease was due mainly to a decrease in depreciation and retail operation costs because of the closure of the restaurant at the Hopland location.

        EUROPEAN TERRITORY: As a percentage of net sales, cost of goods sold in the United Kingdom during fiscal year 2004 was 67.5%, as compared to 66.8% during fiscal year 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations). The increase was mainly due to exchange rate fluctuations and standard annual price increases pursuant to the adjustment provisions of our brewing and distribution agreements with them.

GROSS PROFIT

        As a result of the higher sales volumes, price increases, and exchange rate fluctuations described above, gross profit for fiscal year 2004 (expressed in dollars) grew to approximately $10,460,000, an increase of approximately $1,415,200, or 15.6%, as compared to gross profit of $9,044,800 in fiscal year 2003. As a percentage of net sales, our overall gross profit during fiscal year 2004 increased to 33.2%, as compared to 32.1% for fiscal year 2003, largely as a result of increases in sales volume and sales revenue.

OPERATING EXPENSES

        Operating expenses for fiscal year 2004 were $10,006,200, an increase of $1,938,900, or 24%, as compared to $8,067,300 for fiscal year 2003. Operating expenses consist of marketing and distribution expenses, general and administrative expenses, and retail operating expenses. We saw an increase across all of these categories in 2004.

        MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of employee salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and related costs. For fiscal year 2004, such expenses were $5,841,200, an increase of $1,417,300, or 32%, as compared to $4,423,900 in fiscal year 2003. As a percentage of net sales, the Company's marketing and distribution expenses increased to 18.5% in fiscal year 2004, as compared to 15.7% in fiscal year 2003.

        DOMESTIC OPERATIONS. Marketing and distribution expenses in our Domestic Territory in fiscal year 2004 were $1,561,900, an increase of $222,200, or 16.6%, as compared to the $1,339,700 incurred during fiscal year 2003. These expenses were equal to 13.9% of net sales in the Domestic Territory during the fiscal year 2004, as compared to 11.8% during fiscal year 2003. This increase is primarily due to salary increases effected during the beginning of 2004 and an increase in our U.S. sales staff during the last quarter of fiscal year 2003, which resulted in increased compensation, travel, entertainment and sampling expenses during fiscal year 2004.

        EUROPEAN TERRITORY. Marketing and distribution expenses in our European Territory during fiscal year 2004 were $4,279,300, an increase of $1,195,100, or 38.8%, as compared to $3,084,200 during fiscal year 2003. As a percentage of net sales in the United Kingdom, such expenses increased to 21.1% during fiscal year 2004, as compared to 18.3% during fiscal year 2003 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate adjustments). The increase was due primarily to increased advertising and promotional activities, including marketing and sales promotion expenses, higher personnel costs, and higher sales commissions due to increased sales in supermarkets and convenience stores, startup costs associated with the launch of Kingfisher Natural Spring Water, freight costs due to higher sales volumes and distribution; and increases in the costs of repair and replacement of beer dispensing equipment which we installed in bars. These increases were partially offset by decreases in freight costs due to a reduction in export sales, and other miscellaneous distribution expenses.

        GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses were $3,774,900 for fiscal year 2004, representing an increase of $454,900, or 13.7%, over $3,320,000 for fiscal year 2003. These expenses were equal to 12% of net sales for fiscal year 2004, as compared to 11.8% of net sales for fiscal year 2003.

        DOMESTIC OPERATIONS. General and administrative expenses in our Domestic Territory were $1,955,200 for fiscal year 2004, representing an increase of $121,600, or 6.6%, over $1,833,600 for fiscal year 2003. The increase was primarily due to $88,600 in increased legal expenses relating to a legal dispute with a distributor and $65,200 in loan and lease fee related to our refinancing efforts. This increase was partly offset by decreases primarily in director's compensation, uncollectible accounts receivable, rent for the California sales office, certain one time professional fees incurred in the year 2003 and bank charges.

        EUROPEAN TERRITORY. General and administrative expenses related to the European Territory were $1,819,700 for fiscal year 2004, representing an increase of $333,300, or 22.4%, as compared to $1,486,400 for fiscal year 2003. These increases were attributed to higher compensation costs, and increased depreciation expenses.

        RETAIL OPERATING EXPENSES: Retail operating expenses for fiscal year 2004 were $139,500, representing a decrease of $183,900, or 56.7%, from $323,400 in fiscal year 2003. As a percentage of net sales, retail operating expenses decreased to 0.4% as compared to 1.1% for year 2003. The decrease in retail operating expenses consisted mainly of decreases in salary expenses as a result of the reduction in hours of operation of the tavern and the closure of the restaurant at the Hopland property.

        LEGAL DISPUTE SETTLEMENT: We settled a legal dispute with a former distributor in 2004. The amount of the settlement represents a one-time expense.

OTHER EXPENSES

        Other expenses totaled $800,900 in fiscal year 2004, representing an increase of $135,000, or 20.3%, vis a vis other expenses of $665,900 in 2003. Other expenses for fiscal year 2003 were historically lower than in past comparable periods due to a one-time payment of $122,000 paid to us as a result of the early termination of a brewing contract by Wolavers Enterprises, LLC, which offset other expenses incurred by us in fiscal year 2003.

INCOME TAXES

        Our income tax expense was $121,800 for fiscal year 2004, a decrease of $142,900, or 54%, as compared to $264,700 for fiscal year 2003. Income tax expense includes approximately $118,000 in taxes imposed by taxing authorities in the United Kingdom for 2004.

        As of December 31, 2004, we had approximately $10,928,400, $3,522,400 and $1,767,300 of federal, California, and New York net operating losses, respectively, available to carry forward. Of the federal and New York net operating losses, approximately $1,963,100 will expire in 2013, and the remainder will expire through 2024. The State of California had suspended the ability to use net operating loss carryforwards until 2005. The California net operating losses began to expire in 2005 and will continue to expire through 2012. We also have $141,400 of California Manufacturers' Investment Tax Credits that can be carried forward to offset future taxes until they begin to expire in 2007. We have recorded a valuation allowance of $3,375,000 on deferred tax assets for net operating loss carryforwards that may expire prior to utilization.

NET INCOME

        We incurred a net loss for fiscal year 2004 of $468,900, a decrease of $515,800 as compared to a net income of $46,900 for fiscal year 2003. After providing for a foreign currency translation adjustment of $116,300 for fiscal year 2003 ($113,300 for fiscal year 2003), our comprehensive fiscal year 2004 net loss was $352,600, as compared to net income of $160,200 in fiscal year 2003.

RETAIL SEGMENT

        Following the Company's closure of the restaurant at the Hopland property, sales attributed to the Company's brew pubs in Hopland and Saratoga Springs dropped from $423,500 in 2003 to $211,200 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

        Low production capacity utilization rates at our Ukiah and Saratoga Springs facilities has continued to place demands on our working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital. As a result we have entered into a substantial number of loans, lines of credit, other credit facilities, and lease agreements over the last several years. In order to continue our operations, we will have to make timely payments of our debt and lease commitments as they become due. Any breach of a loan or lease which actually leads to default, or to an attempt by a creditor to exercise its rights against our tangible or intangible assets, could potentially make it difficult, at least in the short term, for us to continue our operations.

        We do not currently have sufficient funds available to repay certain loans as they become due. Currently, the lenders have extended their loans to facilitate refinancing, however we cannot guarantee that such loans will be continued to be extended in the future.

BFI LOAN AND LINE OF CREDIT

        On May 5, 2005, we entered into a receivables and inventory-based line of credit transaction with BFI Business Finance ("BFI"), pursuant to which BFI provided us with a $2,000,000 maximum revolving line of credit with an advance rate based on 80% of MBC's qualified accounts receivable, 70% of Releta's qualified accounts receivable, and 50% of the eligible inventory carried by both MBC and Releta (the "BFI Line of Credit").

        The BFI Line of Credit has an initial term of twelve months, but it can be automatically extended, at our option, for an unlimited number of additional twelve-month periods. However, BFI retains the right to terminate the BFI Line of Credit at any time, upon 30 days' notice. The minimum monthly interest payment under the BFI Line of Credit is approximately $6,000, and because it was outstanding for an initial six month period, there is no prepayment fee. The BFI Facility carries an interest rate equal to the greater of 9.5%, or the prime rate announced in the Western edition of the Wall Street Journal plus 3.75 %, payable monthly. The facility is also subject to a monthly administrative fee of 0.40%.

        On May 6, 2005, we used the entire immediately available amount drawable under the BFI Facility to pay off the outstanding remaining balance owed under the CIT Group Line of Credit discussed below.

        We issued a $200,000 promissory note to BFI in connection with the BFI Line of Credit on December 27, 2005. This note is secured by the collateral set forth agreements executed in connection with the Loan and Security Agreement executed as part of the BFI Line of Credit and is payable in weekly installments of $6,665 commencing in January 2006. A final installment of $6,715 is due on the maturity date, July 28, 2006.

        We also issued an additional promissory note to BFI on April 5, 2006 in the amount of $289,937.70. This note is payable commencing in April 2006 in 17 weekly installments of $3,335.00 and 22 weekly installments of $10,000. A final installment of $9,908 is due on the maturity date, January 19, 2007. This note is secured by the collateral set forth in the Loan and Security Agreement.

        MASTER LINE OF CREDIT. On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000. We have executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement") with UBA. The Extension Agreement confirms UBA's and our extension of the terms of the UBA Notes for a period ending on August 31, 2005. Although this date has passed, we have had discussions with UBA and anticipate that the terms of the UBA Notes will be extended again. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

        As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of December 31, 2005 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $636,800, for a total amount due of $2,552,200.

        The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2005, the outstanding principal and interest on the UBA Notes was convertible into 1,701,471 shares of our Common Stock. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

        The UBA Notes require us to make quarterly interest payments to UBA on the first day of April, July , October , and January. To date, UBA has permitted us to capitalize all accrued interest; therefore, we have borrowed the maximum amount available under the facility. Upon maturity of any UBA Note, unless UBA has given us prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Note may be converted, at the option of UBA, into shares of our common stock. If UBA does not elect to so convert any UBA Note upon maturity, it has the option to extend the term of such notes for any period of time mutually agreed upon by UBA and us. During the extended term of any note, UBA has the right to require us to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days.

        These UBA Notes are subordinated to credit facilities extended to us by BFI and SBMC under a subordination agreement executed by UBA. As per the terms of the subordination agreement, UBA is precluded from demanding repayment of the notes due unless the BFI and SBMC facilities are settled in full. Hence, we do not expect to make payments on any of these UBA Notes within the next year.

        (For additional information on the Credit Agreement see "Item 13. - Certain Relationships and Related Transactions -Master Line of Credit Agreement".)

        LONG TERM DEBT: MBC has obtained a $2.7 million loan from Savings Bank of Mendocino County ("SBMC"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan is payable in partially amortizing monthly installments of $24,443 including interest at the rate of 7.24%, maturing December 2012 with a balloon payment in the amount of $932,600. The interest rate is adjusted on every five year anniversary of the agreement to the Treasury Constant Maturity Rate plus 4.17%. The amount of the balloon payment will vary depending on the change in interest rates over the years. In addition to the Ukiah land and facility, this loan is secured by some of our other assets (excluding the Releta facility), including, without limitation, most of our equipment. The amount outstanding as of December 31, 2005 on this facility was $2,168,400.

OTHER LOANS AND CREDIT FACILITIES.

        CIT GROUP/CREDIT FINANCE LINE OF CREDIT: The CIT Group/Credit Finance, Inc. provided MBC with a $3,000,000 maximum line of credit secured by all accounts, general intangibles, inventory, and equipment of MBC except for specific equipment and fixtures which we leased from Finova Capital Corporation, as well as by a second deed of trust on our Ukiah land improvements. $1,484,000 of the line of credit was advanced to MBC as an initial term loan, which was repayable in sixty consecutive monthly installments of principal, each in the amount of $24,700. As of December 31, 2004, the total amount outstanding on the line of credit was approximately $1,563,300. We used the proceeds from the BFI Facility to pay off the entire amount outstanding on May 6, 2005.

        SAVINGS BANK OF MENDOCINO TEMPORARY LOAN: On December 31, 2003, SBMC extended a temporary loan in the principal amount of $576,200 to MBC in order to finance a buy-out of equipment leased through Finova Capital Corporation. In May 2005, the lender committed to extend the loan until May 2006. The rate of interest on the loan is prime plus 3%.

        NEDBANK LIMITED OPTION FACILITY: Nedbank Limited, a South African registered company ("Nedbank"), provided UBSN with a multi-currency option facility of (pound)1,250,000. This overdraft facility, which may be terminated by Nedbank at any time (with or without default) on thirty days' notice, was secured by all of the assets of UBSN. The agreement restricted UBSN from making distributions and payments to MBC in excess of approximately (pound)100,000 annually (approximately $189,000). This facility was settled in full utilizing proceeds from the Royal Bank of Scotland facility discussed below.

        ROYAL BANK OF SCOTLAND FACILITY: Royal Bank of Scotland provided UBSN with a (pound)1,750,000 maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable. UBSN utilized the proceeds of this facility to settle the Nedbank facility (discussed above) on April 26, 2005. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon six months' written notice.

        SHEPHERD NEAME LOAN: Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for the Company's European Territory. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of (pound)600,000 to UBSN, repayable in annual installments of (pound)60,000 per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year. (For more information about this loan see "Item 13. - Certain Relationships and Related Transactions -- Loan Agreement Between UBSN and Shepherd Neame".

        WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on our debts incurred in connection with the Domestic Territory was 9.13% for fiscal year 2005 compared to 7.85% and 7.38% (including the long term capital lease of equipment by Finova Capital Corporation Inc.) for fiscal years 2004 and 2003, respectively. For loans primarily associated with our European territory, the weighted average interest rates paid were 6.15%, 5.9% and 6.42% in fiscal years 2005, 2004 and 2003, respectively.

        KEG MANAGEMENT ARRANGEMENT: WE entered into a keg management agreement (the "Keg Agreement") with MicroStar Keg Management LLC ("Microstar") for a five year term on September 1, 2004. Under this arrangement, MicroStar provides us with half-barrel kegs for which we pay a filling and use fee. Distributors return the kegs to MicroStar instead of to us. MicroStar then supplies us with additional kegs. Under the terms of the Keg Agreement, if, on any given month, the agreement is not extended and terminates, we would be required to purchase a certain number of kegs from MicroStar. We anticipate financing the purchase of such kegs through debt or lease financing, if available. However, there can be no assurance that we will be able to finance the purchase of such kegs. Failure to purchase the necessary kegs from MicroStar upon the termination of the Keg Agreement is likely to have a material adverse effect on both our business (if we are unable to find a comparable supplier) as well as on our working capital (if we are required to purchase the kegs upon early termination and are unable to obtain adequate financing).

        CURRENT RATIO: OUR ratio of current assets to current liabilities on December 31, 2005 was 0.75 to 1.0 and our ratio of total assets to total liabilities was 1.28 to 1.0. On December 31, 2004, our ratio of current assets to current liabilities was 0.83 to 1.0 and our ratio of total assets to total liabilities was 1.3 to 1.0. On December 31, 2003, our ratio of current assets to current liabilities was 0.84 to 1.0 and our ratio of total assets to total liabilities was 1.4 to 1.0.

        OVERDUE PROPERTY TAXES: WE owe overdue property taxes on our property in Ukiah for the period from April 1999 to June 2003. As of June 30, 2003, the delinquent property taxes due on the Ukiah property, including penalties and interest, totaled $710,600. On July 31, 2003, we entered into a payment plan to settle the deficiency, pursuant to which we made an initial payment to the county of $143,600. In April 2005, we paid the 2005 installment, plus interest, for a total payment of $324,600. On April 10, 2006, we paid the 2006 installment plus interest, for a total payment of $221,100. The remaining balance of the overdue taxes will be paid in three annual installments, due on or before April 10th for each of the years 2006, 2007, and 2008, with such installment payment representing 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year. Because of the large amount of taxes owed, and the county's ability to sell Ukiah property to satisfy a delinquency, failure to settle these tax deficiencies (including failure to make prompt payment under the installment plan) could have, a material adverse effect on our business and financial condition.

        RESTRICTED NET ASSETS. Our wholly-owned subsidiary, UBI, had undistributed earnings of approximately $1,238,700 as of December 31, 2005. Under UBSN's line of credit agreement with Royal Bank of Scotland, distributions and other payments from our subsidiaries to us are not permitted if the retained earnings drop below approximately $1,820,400.

        RELATED PARTY TRANSACTIONS: Over the last several years, MBC and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these have been a Brewing Agreement and a Loan Agreement between UBSN and Shepherd Neame; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. (For more information on these agreements please see "Item 13. -- Certain Relationships and Related Transactions".)

        OFF-BALANCE SHEET TRANSACTIONS. The Company is not a party to nor does it engage in any off-balance sheet transactions.

CONTRACTUAL OBLIGATIONS

        The following chart sets forth our contractual obligations as of December 31, 2005.

----------------------------------- -------------------------------------------------------------------------------
     Contractual Obligations                                    Payments due by period
----------------------------------- -------------------------------------------------------------------------------
                                          Total       Less than 1      1-3 years       3-5 years     More than 5
                                                          year                                          years
----------------------------------- --------------- --------------- --------------- --------------- ---------------
 Long Term Debt Obligations            $ 2,599,300       $ 284,400     $   601,300       $ 361,700     $ 1,351,900
----------------------------------- --------------- --------------- --------------- --------------- ---------------
 Capital Lease Obligations                 262,500         139,200         123,300               -               -
----------------------------------- --------------- --------------- --------------- --------------- ---------------
 Operating Lease Obligations               811,900         174,900         325,600         311,400               -
----------------------------------- --------------- --------------- --------------- --------------- ---------------
 Purchase Obligations                            -               -               -               -               -
----------------------------------- --------------- --------------- --------------- --------------- ---------------
 Other Long Term Liabilities             3,274,100         103,100         206,200         206,200       2,758,600
----------------------------------- --------------- --------------- --------------- --------------- ---------------
 Total                                 $ 6,947,800       $ 701,600     $ 1,256,400       $ 879,300     $ 4,110,500
----------------------------------- --------------- --------------- --------------- --------------- ---------------

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2005, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company's direct exposure to risks arises out of changes in interest rates, foreign currency exchange rate fluctuations and commodity prices.

INTEREST RATE RISK

        The Company had total debt as of December 31, 2005 of $9,586,800, of which $6,265,600 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 3% or prime plus 4.25%). Its long-term debt (including current portion) as of December 31, 2005 totaled $5,236,600 of which $3,321,200 had fixed rates of interest and the remaining $1,915,400 was subject to variable rates. Short term debts amounted to $4,350,200, all of which were subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $62,700 in interest expense on the Company's variable rate loans.

FOREIGN CURRENCY RATE FLUCTUATIONS

        The Company's principal reporting currency is the U.S. dollar. However, the Company's primary operating subsidiary, UBSN, operates in the European Territory, and primarily in the United Kingdom. As a result, its income and its expenses are denominated in pounds sterling. The Company's net income sales in the European Territory may be impacted either positively or negatively depending on the exchange rate of the pound sterling vis a vis the U.S. dollar. Therefore, a percentage of the Company's consolidated cash flows and earnings which are derived from UBSN are subject to fluctuations due to changes in the value of the pound sterling as compared with the U.S. dollar.

        UBSN and its parent, UBI, contributed approximately 63% of the Company's total sales and in 2005, as compared to approximately 63%, in 2004 and approximately 58.4%, in 2003. The Company had a net operating loss in 2005, but in 2004 UBSN and UBI contributed about

69.7% of the Company's total operating income, and approximately 100% in 2003. All of the percentages in this paragraph account for exchange rate fluctuations.

        The Company utilizes the rates published by the Board of Governors of the Federal Reserve System to convert operational results and cash flow for the European Territory into U.S. dollars. On that basis, the average annual rates of exchange for converting pounds sterling into dollars during the years 2005, 2004, and 2003 were $1.820, $1.833 and $1.634 respectively, representing a decrease in the value of the pound sterling (as compared to the dollar) of 0.7% for 2005 as compared to 2004 and an increase of 12.18% for 2004 as compared to 2003.

        Similarly, the exchange rates used to convert the value of the assets and liabilities of UBI and UBSN from pound sterling to U.S. dollars as at December 31, 2005, 2004, and 2003 were $1.719, $1.916, and $1.784, respectively.
These year-end valuations represent a decrease in the value of the pound sterling, vis a vis the U.S. dollar, of 10.3% as of December 31, 2005 as compared to December 31, 2004, and an increase in the value of the pound sterling, as against the U.S. dollar, of 7.4% as of December 31, 2004 as compared to December 31, 2003.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        With the exception of the chart set forth below, the information required by this item is set forth at Pages F-1 through F-17 to this Annual Report.

        The following chart sets forth, on a quarterly basis, certain financial information about the Company's results of operations for the 2005 and 2004 fiscal years.

------------------ ----------------------------------------------------- ------------------------------------------------------
                                           2005                                                   2004
------------------ ----------------------------------------------------- ------------------------------------------------------
                        Q1           Q2            Q3            Q4           Q1            Q2             Q3           Q4
------------------ ------------ ------------ ------------- ------------- ------------ -------------- ------------- ------------
Net Sales           $7,256,900   $8,240,600    $7,919,300    $7,875,000   $6,803,200     $8,187,100    $7,978,300   $8,536,900
------------------ ------------ ------------ ------------- ------------- ------------ -------------- ------------- ------------
Gross profit         2,270,500    2,702,200     2,483,100     2,081,800    2,168,400      2,814,600     2,769,500    2,707,500
------------------ ------------ ------------ ------------- ------------- ------------ -------------- ------------- ------------
Net income(loss)      (198,400)     212,100      (564,600)     (763,800)    (374,400)       166,400       (34,000)    (226,900)
------------------ ------------ ------------ ------------- ------------- ------------ -------------- ------------- ------------
Basic Earnings
(Loss) per share        $(0.02)       $0.02        $(0.05)       $(0.07)      $(0.03)         $0.01        $(0.00)      $(0.02)
------------------ ------------ ------------ ------------- ------------- ------------ -------------- ------------- ------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.   CONTROLS AND PROCEDURES.

        The Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") has evaluated the effectiveness of the design, maintenance, and operation of the Company's "disclosure controls and procedures" as of December 31, 2005, the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the

Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information that the Company is required to disclose in its reports under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding the required disclosure.

        Certain aspects of the Company's internal control over financial reporting are included in the Company's disclosure controls and procedures, and are therefore included in management's evaluation. Management evaluates internal control over financial reporting on a quarterly basis to determine whether any changes have occurred. Internal control over financial reporting is also evaluated on an annual basis in connection with the preparation of the Company's Annual Report on Form 10-K.

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

ITEM 9B.   OTHER INFORMATION.

        None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth the names, ages as of February 28, 2006, and certain information regarding each of the Company's current directors and executive officers:

---------------------------------------- --------- ----------------------------------------------------- ------------
                                                                                                           Director
                                                                                                           --------
                 Name                       Age                        Position(s)                           Since
                 ----                       ---                        -----------                           -----
---------------------------------------- --------- ----------------------------------------------------- ------------
 Scott R. Heldfond                        61        Director                                              2005
---------------------------------------- --------- ----------------------------------------------------- ------------
 Michael Laybourn                         67        Director                                              1993
---------------------------------------- --------- ----------------------------------------------------- ------------
 Vijay Mallya, Ph.D.                      50        Director and Chairman of the Board                    1997
---------------------------------------- --------- ----------------------------------------------------- ------------
 Jerome G. Merchant*+                     44        Director                                              1997
---------------------------------------- --------- ----------------------------------------------------- ------------
 Mahadevan Narayanan                      48        Chief Financial Officer and Secretary
---------------------------------------- --------- ----------------------------------------------------- ------------
 Sury Rao Palamand, Ph.D.*+               74        Director                                              1998
---------------------------------------- --------- ----------------------------------------------------- ------------
 Kent D. Price*+                          64        Director                                              1998
---------------------------------------- --------- ----------------------------------------------------- ------------
 Yashpal Singh                            60        Director, President, and Chief Executive Officer      1997
---------------------------------------- --------- ----------------------------------------------------- ------------

        *       Member of the Audit/Finance Committee

        +       Member of the Compensation Committee.

        Scott R. Heldfond was elected as a director at the Annual Meeting of Shareholders held on January 14, 2005. Since 1999, Mr. Heldfond has been a Managing Partner of eSEED Capital, LLC, a technology-focused merchant bank, and the Executive Director of Nasdaq Insurance, LLC, a national insurance brokerage and consulting firm. From 1995 to 1999, he was the President and Chief Executive Officer of Frank Crystal & Co., a New York-based insurance company. Mr. Heldfond also currently serves as a director of HomeGain, Inc., a private venture backed company, and UBICS, a NASDAQ traded firm that provides information technology staffing and solutions for domestic and international businesses. He is a Commissioner, and the President, of the Health Services Commission of the City and County of San Francisco, in addition to serving as an advisor to or on the Board of Directors of a number of local, statewide, and national charitable and community service organizations. Mr. Heldfond received his undergraduate degree from the University of California, Berkeley, and a J.D. from the University of San Francisco Law School.

        H. Michael Laybourn, co-founder of the Company, served as the Company's President from its inception in 1982 through December 1999, and as its Chief Executive Officer from inception through October 1997. Mr. Laybourn was elected a Director in November 1993 when the Company began the process of converting from a limited partnership to a corporation and served as Chairman of the Board from June 1994 through October 1997. Mr. Laybourn is a former Vice President of the California Small Brewers Association and a former Chairman of the Board of Directors of the Brewers Association of America. Mr. Laybourn holds a Bachelor of Fine Arts degree from Arizona State University.

        Vijay Mallya, Ph.D., became Chairman of the Board in October 1997 and was its Chief Executive Officer until January 2005. Dr. Mallya is Chairman of UBICS, Inc., United Breweries Limited, UB Engineering Limited, Mangalore Chemicals and Fertilizers Ltd., Herbertsons Limited, McDowell & Co. Ltd., and other affiliated companies (collectively the "UB Group"). United Breweries Limited and McDowell & Co., Ltd. are two of Asia's leading beer and spirits companies. The UB Group has annual sales in excess of U.S. dollars $1 billion. He also sits on boards of several foreign companies and organizations including companies comprising the UB Group, The Institute of Economic Studies (India), and the Federation of the Indian Chamber of Commerce and Industries. Dr. Mallya was recently elected to serve as a member of the Upper

House of the Indian Parliament. Dr. Mallya holds a Bachelor of Commerce degree from the University of Calcutta in India and an honorary Doctorate in Business Administration from the University of California, Irvine.

        Jerome G. Merchant became a director in October 1997 and was Chief Financial Officer of the Company from November 1997 to October 1998. Mr. Merchant currently serves as the Strategic Planning Consultant to the Chairman's Office of the Company and has served in such capacity since July 1996. Between April 1993 and December 2003, Mr. Merchant served in various capacities for Cal Fed Investments, a wholly owned subsidiary of Cal Fed Bank. His responsibilities included due diligence review and monitoring of investment products for Cal Fed Investments. As a result of the acquisition of Cal Fed Bank by Citigroup, since January 2003 Mr. Merchant has been serving as a Vice President and Regional Sales Director for Citigroup. Mr. Merchant received his Bachelor of Science degree in Managerial Economics-Finance from the University of California, Davis.

        Mahadevan Narayanan joined the company in early 2001 as Secretary, Corporate Controller and Chief Financial Officer. Before joining the Company, he served the United Breweries Group in India for 17 years in various financial and accounting capacities. Mr. Mahadevan was most recently employed as Senior Manager of Accounting Services of Herbertsons Ltd. for the past six years. He holds a Bachelor of Science degree in Mathematics from Madurai Kamaraj University in India and is an associate member of the Institute of Chartered Accountants of India.

        Sury Rao Palamand, Ph.D., became a director in January 1998. Dr. Palamand is the president of Summit Products, Inc., a beverage development firm serving the beverage industry, Chairman of the Southend Management, LLC which owns and operates a chain of restaurant breweries in the States of North Carolina, South Carolina, and Florida, and President of the Historic Lemp Brewery, LLC, which develops micro breweries and restaurants. From 1966 to 1989, Dr. Palamand served as Director, Beer and New Beverage Development for Anheuser-Busch Companies, Inc. Dr. Palamand holds a Master of Science in Chemistry from the University of Bombay, India and a Master of Science and Doctorate in Food and Flavor Technology from Ohio State University.

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

        Yashpal Singh, President of the Company since January 2000, became a director in October 1997 and has served as its Executive Vice President and Chief Operating Officer since

May 1998. Mr. Singh became the Chief Executive Officer in January 2005. From May 1997 to March 1998, Mr. Singh served as Executive Vice-President- Operations for UBA. In that capacity, he was responsible for UBA's United States brewing operations. Between 1992 and 1997, Mr. Singh also served as Senior Vice President-Operations for United Breweries Ltd., an Indian Corporation, where he was responsible for the operations of 12 breweries, instituting new projects, and technical and operational evaluation of potential acquisition opportunities worldwide. Mr. Singh has over 38 years of experience in the brewing industry. Mr. Singh holds a Bachelors degree in Science from Punjab University in India, and has graduate training in the fields of Brewing, Malting, and Mineral Water Technology. Mr. Singh is an associate member of the Institute of Brewing, London, a member of the Master Brewers Association of America, and was a former executive member of the Managing Committee of the All India Brewer's Association.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        One of the members of the Company's board of directors, Scott Heldfond, failed to file a Form 3 upon his appointment to the board of directors in January 2005. Dr. Vijay Mallya, the Chairman of the Company's board of directors did not file a Form 4 covering the decrease in his indirect beneficial ownership of shares of the Company's common stock in relation to the UBHL merger discussed above. Prior to the merger, Dr Mallya was deemed to be a beneficial owner of such shares as a result of being a beneficiary of a trust which held voting power over such shares. Following the merger, Dr. Mallya may be deemed to be a beneficial owner of such shares as a control person of UBHL.

AUDIT COMMITTEE FINANCIAL EXPERT

        The Company's Board of Directors believes that at least one member of the Company's Audit Committee - Mr. Kent D. Price - is both an independent Director and qualifies as an "audit committee financial expert" as that term is defined in the Securities Exchange Act of 1934, as amended, and pursuant to the rules and regulations promulgated by the Securities and Exchange Commission.

CODE OF ETHICS

        The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, and principal accounting officer. The Code of Ethics is posted on the Company's website at www.mendobrew.com. Any person desiring a free copy of the Code of Ethics should send a written request to the Company's Secretary, N. Mahadevan at the Company's principal executive offices located at 1601 Airport Road, Ukiah, CA 95482.

ITEM 11.   EXECUTIVE COMPENSATION

        The following table sets forth the annual compensation, including salary, bonuses, and certain other compensation, paid by the Company to its Chief Executive Officer and most highly-compensated executive officers and employees during each of the fiscal years ended December 31, 2005, 2004 and 2003. None of the Company's other executive officers aggregate annual salary and bonus exceeded $100,000 in any of those years.

        Dr. Vijay Mallya resigned as the Chief Executive Officer with effect from January 14, 2005. Mr. Yashpal Singh was appointed as President and Chief Executive Officer from that date.


                                                    SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------ ------------------------------------------------------
                      Annual Compensation                                                Long Term Compensation
                      -------------------                                                ----------------------
------------------------------------------------------------------------ ------------------------------------------------------
                                                                                   Awards                     Payouts
                                                                                   ------                     -------
-------------------- -------- ------------- -------------- ------------- --------------------------- --------------------------
       (a)             (b)         (c)           (d)            (e)           (f)          (g)           (h)          (i)
-------------------- -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------
                                                                Other      Restricted   Securities
                                                               Annual         Stock     Underlying      LTIP        All Other
Name and Principal                                             Compen-       Award(s)     Options/     Payouts       Compen-
     Position          Year     Salary ($)     Bonus ($)      Sation($)        ($)        Sars (#)       ($)        Sation($)
     --------          ----    ----------     ---------      ---------         ---        --------       ---        ---------
-------------------- -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------

-------------------- -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------
Vijay Mallya            2005      247,428*
Chairman of the      -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------
Board                   2004      248,310*
                     -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------
                        2003      158,129*
-------------------- -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------

-------------------- -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------
Yashpal Singh           2005       120,000         43,300      15,862**
President and Chief  -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------
Executive Officer       2004       120,000         43,300      14,914**
                     -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------
                        2003       118,875         41,887      13,538**
-------------------- -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------

-------------------- -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------
Mark Anderson           2005           ***            ***           ***
Sales Manager        -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------
                        2004        83,160         27,589        10,108
                     -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------
                        2003        79,200         27,091         7,847
                     -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------

-------------------- -------- ------------- -------------- ------------- ------------- ------------- ----------- --------------

        * Includes (pound)70,000 (approximately $127,400 in U.S. dollars at average exchange rate for the year 2005) paid to Dr. Mallya by UBI during fiscal year 2005, as compensation for promoting the Company's products in the European Territory outside of the U.K.

        ** The value of the executive's medical benefits makes up approximately 80% of each of these amounts.

        *** Ceased to be an employee with effect from September 16, 2005, partial year compensation was less than $100,000.

COMPENSATION OF DIRECTORS

        In the past, the Company has compensated each non-employee Director for his attendance at the meetings of the Board of Directors and for his attendance at meetings of committees of the Board of Directors, annually granting each non-employee Director both (a) that number of shares of the Company's common stock which had a fair market value of $3,000 for each board meeting, and $1,000 for each committee meeting he attended during the prior year and (b) options to purchase that number of shares of the Company's common stock which had a fair market value of $25,000. Since 2003, however, due to the drop in the trading or quoted price for the Company's Common Stock to less than $1.00 per share, the Board of Directors agreed to receive Company's shares valued at book cost as of the end of each year or a value of $1.00 per share whichever is higher and has suspended the Company's stock option plan. The

Compensation Committee is currently considering a proposal to significantly modify the previous stock option plan, and it is expected that one or more new plans and guidelines may be adopted later in the year.

        COMPENSATION COMMITTEE INTERLOCKS. Jerome Merchant who is a member of the Company's Compensation Committee, was a former executive officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock as of March 31, 2006, for (a) each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock or Series A Preferred Stock; (b) each director; and (c) all directors and executive officers of the Company as a group. Except as otherwise noted, the Company believes that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

------------------------------------------------------- ------------------------- -------------------
                                                           Shares Beneficially        Approximate
                   Name and Address                              Owned(1)              Percentage
                   ----------------                              --------              ----------
------------------------------------------------------- ------------------------- -------------------
------------------------------------------------------- ------------------------- -------------------
 COMMON STOCK

------------------------------------------------------- ------------------------- -------------------
 United Breweries of America, Inc.                              3,087,818(2)              26.9%
    1050, Bridge way,
    Sausalito, CA 94965
------------------------------------------------------- ------------------------- -------------------
 Inversiones Mirabel S.A.                                       5,500,000(2)              47.9%
    Hong Kong Bank Building
    6th Floor, Samuel Lewis Avenue
    P O Box 6-4298, El Dorado
 Panama City, Panama
------------------------------------------------------- ------------------------- -------------------
 United Breweries (Holdings) Limited.                           8,587,818(3)              74.8%
    100/1, Richmond Road,
    Bangalore - 560 025,  India
------------------------------------------------------- ------------------------- -------------------
 H. Michael Laybourn +                                            365,817(4)               3.2%
------------------------------------------------------- ------------------------- -------------------
 Vijay Mallya                                                   8,587,818(5)              74.8%
------------------------------------------------------- ------------------------- -------------------
 Kent D Price                                                     186,973(4)               1.6%
    c/o Parker Price Venture Capital, Inc.
    101, California Street
    Suite 2830
    San Francisco, CA 94111
------------------------------------------------------- ------------------------- -------------------
 Sury Rao Palamand, Ph.D. +                                       149,094(4)               1.3%
------------------------------------------------------- ------------------------- -------------------
 Jerome G. Merchant+                                              153,742(4)               1.3%
------------------------------------------------------- ------------------------- -------------------
 Yashpal Singh+                                                        --                   --
------------------------------------------------------- ------------------------- -------------------
 Scott R. Heldfond +                                                   --                   --
------------------------------------------------------- ------------------------- -------------------
 All Directors and executive officers as a group
 (8 persons)                                                    9,443,444(6)                82%
------------------------------------------------------- ------------------------- -------------------

------------------------------------------------------- ------------------------- -------------------
 SERIES A PREFERRED STOCK
------------------------------------------------------- ------------------------- -------------------
 H. Michael Laybourn +                                              6,100                  2.7%
------------------------------------------------------- ------------------------- -------------------
 All Directors and executive officers as a group
 (8 persons)                                                        6,100                  2.7%
------------------------------------------------------- ------------------------- -------------------

        +       1601 Airport Road, Ukiah, CA 95402

        (1) Applicable percentages of ownership are based on 11,473,914 shares of Common Stock outstanding. Shares of Common Stock subject to a contract of purchase or options currently exercisable or exercisable within 60 days after the date of this Annual Report on Form 10-K are deemed outstanding for purposes of computing the percentage ownership of the person obligated to purchase the shares or holding the options, but are not deemed outstanding for computing the percentage of any other person.

        (2) Does not include 1,701,471 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement (For additional information, see "Item 13. Certain Relationships and Related Transactions") including 266,667 shares issuable upon conversion of a similar convertible note issued to UBA on March 2, 2005, convertible after a period of 18 months. UBHL is the ultimate beneficiary of substantially all of the shares owned by both UBA and Inversiones.

        (3) Includes all shares held by the Company's two largest shareholders, UBA and Inversiones. UBHL is the beneficial owner of UBA and Inversiones because they are both controlled by Rigby International Corp., a company registered in the British Virgin Island with its primary offices at Vanterpool Plaza, 2nd Floor, Wickhams Cay I, Road Town, Tortola, British Virgin Island 2 and its mailing address c/o CAS SA, 12-14 Avenue, Riverdil, CH-1260, Lyon, Switzerland, which in turn is a wholly-owned subsidiary of UBHL. Such amount does not include 1,701,471 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement including 266,667 shares issuable upon conversion of a convertible note issued to UBA on March 2, 2005, which is convertible after a period of 18 months.

        (4) Includes 48,077 shares subject to options that are exercisable or will be exercisable within 60 days.

        (5) Includes all shares indirectly held by UBHL. Does not include 1,701,471 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnotes
                (2) and (3) above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

        (6) Includes 192,308 shares subject to options that are exercisable or will be exercisable within 60 days. Does not include shares which may be obtained upon the conversion of the Notes described in footnotes (2) and (3), above.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MASTER LINE OF CREDIT AGREEMENT

        As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of December 31, 2005 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $636,800, for a total of $2,552,200.

LICENSE OF THE KINGFISHER TRADEMARK

        UBI licenses the trademark Kingfisher (the "Mark") from UB Limited, pursuant to a License Agreement dated October 9, 1998 and amended pursuant to a Supplemental Agreement dated October 22, 2001 (together, the "License Agreement"). Under the terms of the License Agreement, UB Limited has granted UBI and UBSN the exclusive right to use the Mark in a number of European countries, including among others Austria, Belgium, Italy, France, Germany, Ireland, the Netherlands, Spain, Sweden and the United Kingdom, as well as in Canada (collectively, the "Licensed Territory"). UB Limited, which owns the Mark, is responsible for maintaining the registration of the Mark in all relevant geographic areas. The License Agreement, which will expire on October 9, 2013, also provides that neither party may transfer its rights or obligations thereunder to any other person or entity unless the transferee enters into an agreement to be bound by the obligations of the transferor.

        In July 2001, MBC entered into a Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., a Delaware corporation affiliated with UB Limited, pursuant to which MBC obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. Under its terms, this agreement will remain in effect for so long as the Distribution Agreement (described below) between UBI and UBSN remains in effect. Currently, that Agreement is scheduled to expire in October 2013.

        Because the Company's Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the Board of UB Limited, the transactions represented by these license agreements may be deemed to be related party transactions.

SHEPHERD NEAME, LTD.

        As described more fully below, the Company's principal European subsidiary, UBSN, is a party to a Brewing Agreement and a Loan Agreement with Shepherd Neame. Shepherd Neame and the Company may be deemed to be related parties, because Mr. R.H.B. Neame (Shepherd Neame's Chairman of the Board) was also a director of MBC until 2004, and Mr. David

Townshend (a senior Shepherd Neame employee) was serving as the President of UBSN (pursuant to an agreement between UBSN and Shepherd Neame) and was also a director of MBC until 2004.

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

LOAN AGREEMENT

        Concurrently with the Brewing Agreement described above, UBSN and Shepherd Neame entered into a Loan Agreement, under which on or about October 24, 2001, Shepherd Neame advanced to UBSN (pound)600,000 (the full amount available under the Loan Agreement), at a fixed interest rate of 5%, for general corporate purposes. This loan is payable in ten annual installments of (pound)60,000 each, commencing on June 30, 2003 and continuing on each anniversary thereof until the Loan is fully repaid. Any remaining balance of principal or interest will become due and payable (and the loan will terminate) on June 30, 2013. It would be an event of default under the Loan Agreement, and the lender would have the right, at will, not only to cancel the Loan Agreement and accelerate all sums due under it, but also to terminate the Brewing Agreement, if UBSN were to terminate or default under the Brewing Agreement, or if either of the License Agreements that UBI and UBSN have entered into with UB Limited are terminated (except in accordance with their terms or in connection with the parties' entry into an equivalent Brewing Agreement).

DISTRIBUTION AGREEMENT

        UBI entered into a Distribution Agreement with its wholly-owned subsidiary UBSN on October 9, 1998. Under this agreement, which was subsequently amended by a Supplemental Agreement dated as of October 24, 2001 (together, the "Distribution Agreement"), UBI granted UBSN an exclusive sublicense for the distribution of all lager and other beer products brewed or prepared for sale in the Company's European Territory, and a sublicense to use the Kingfisher trademark and trade name, to manufacture, package, market, distribute, and sell beer and other products using the Kingfisher trademark and logo, and to enter into a Brewing License Agreement described below. The Distribution Agreement, which also requires UBSN to pay UBI a royalty fee of 50 British pence (approximately $0.91, at the average exchange rates in effect during fiscal year
2005) for every 100 liters (26 gallons) of beer brewed for sale in the European Territory, will expire (unless its term is extended) in October 2013.

MARKET DEVELOPMENT AGREEMENT

        Effective October 26, 2001, MBC and UBSN entered into a Market Development, General and Administrative Services Agreement (the "Market Development Agreement"), under the terms of which UBSN engaged MBC to perform a variety of advertising, promotional, and other market development activities in the United States, in connection with Kingfisher beer and related consumer products (the "Products"), provide certain legal and business management support services to UBSN, and provide assistance with the establishment and management of distribution channels for the Products in the United States. In consideration for the services received under this agreement, UBSN agreed to pay MBC service fees amounting in the aggregate to $1,500,000 over the period from 2001 through 2003. No additional payments are anticipated to be made in the future. MBC and UBSN agreed to extend the agreement for a further period of five years.

BREWING LICENSE AGREEMENT

        Concurrently with the Market Development Agreement described above, MBC entered into a Brewing License Agreement with UBSN, under the terms of which UBSN granted to MBC an exclusive license to brew and distribute Kingfisher Premium Lager in the United States, in exchange for a royalty, payable to UBSN, of eighty cents ($0.80) for each case of Kingfisher Premium Lager brewed by MBC under this agreement. MBC and UBSN agreed to extend the agreement for a further period of five years.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The Company has appointed PMB & Co, L.L.P. ("PMB"), as its independent auditors to perform the audit of the Company's financial statements for the year 2005. The estimated audit fees for the audit of the 2005 financial statements is $90,000.

        Moss Adams, L.L.P. ("Moss Adams"), performed the audit of the Company's financial statements for the years 2004 and 2003. All audit and other services performed by PMB on behalf of the Company are approved in advance by the Audit Committee, on a case-by-case basis.

        AUDIT FEES. The aggregate fees billed by Moss Adams for the audit of the Company's annual consolidated financial statements for the years ended December 31, 2003 and 2004 were $92,754 and $117,885, respectively; fees of an additional $26,955 and $35,690 were billed to the Company during 2004 and 2005, respectively, in connection with Moss Adams' review of its financial statements in connection with the Company's Quarterly Reports on Form 10-QSB and 10-Q for those years. Such fees represented 82% and 87%, respectively, of the total fees for services rendered to the Company by Moss Adams during 2004 and 2005.

        AUDIT RELATED FEES. Moss Adams billed $2,888 in fees to the Company in 2004 (none for 2005) for assurance or related services.

        TAX FEES. The aggregate fees billed during 2004 and 2005 for products and services provided by Moss Adams, other than those described in the foregoing paragraphs, were $15,837 and $19,611, respectively. Such fees represented 11% of the total fees for services rendered to the Company by Moss Adams during both 2004 and 2005.

        ALL OTHER FEES. The aggregate fees billed to the Company for all other services rendered by Moss Adams for the years ended December 31, 2004 and 2005 were $7,138 and $4,341, respectively. Such fees represented 5% and 2% respectively of the total fees for services rendered to the Company by Moss Adams during 2004 and 2005.

        The Company is not aware that any significant amount of the work done during the course of Moss Adams' audit of the Company's 2004 Financial Statements was performed by persons other than Moss Adams' full-time, permanent, employees.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

    (a) DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:

           (1) Audited financial statements and financial statement schedules

                   Report of PMB & Co., LLP, Independent Auditors

                   Consolidated Balance Sheets as of December 31, 2005 and 2004

                   Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2005, 2004, and 2003

                   Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004, and 2003

                   Consolidated Statements of Cash Flow for the Years Ended December 31, 2005, 2004, and 2003

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

10.4               [Intentionally omitted]

10.5       (B)     Liquid Sediment Removal Services Agreement with Cold Creek
                   Compost, Inc.

10.6               [Intentionally omitted]

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

10.12      (H)     Manufacturing Business Expansion and Relocation Agreement
                   with the City of Ukiah.

10.13      (H)     Manufacturing Business Expansion and Relocation Agreement
                   with the Ukiah Redevelopment Agency.

10.14      (I)     $2,700,000 Note in favor of the Savings Bank of Mendocino
                   County.

10.15      (I)     Hazardous Substances Certificate and Indemnity with the
                   Savings Bank of Mendocino County.

Exhibit
Number             Description of Document
------             -----------------------

10.16              [Intentionally omitted]

10.17              [Intentionally omitted]

10.18              [Intentionally omitted]

10.19      (K)     Investment Agreement with United Breweries of America, Inc.

10.20              [Intentionally omitted]

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

10.25      (L)     Indemnification Agreement with Yashpal Singh.

10.27      (L)     Indemnification Agreement with Robert Neame.

10.28      (L)     Indemnification Agreement with Sury Rao Palamand.

10.29      (L)     Indemnification Agreement with Kent Price.

10.30              [Intentionally omitted]

10.31              [Intentionally omitted]

10.32              [Intentionally omitted]

10.33      (N)     Employment Agreement with Yashpal Singh.

10.35      (O)     Master Loan Agreement between the Company and the United
                   Breweries of America Inc.

10.36      (O)     Convertible Note in favor of the United Breweries of America
                   Inc. dated Sept. 7, 1999

10.37      (P)     Convertible Note in favor of the United Breweries of America
                   Inc. dated October 21, 1999

Exhibit
Number             Description of Document
------             -----------------------

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

10.52      (T)     License Agreement between United Breweries Limited and United
                   Breweries International (U.K.), Limited

Exhibit
Number             Description of Document
------             -----------------------

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

10.64              [Intentionally omitted]

10.65      (V)     Commitment Letter from United Breweries of America, Inc.
                   dated March 31, 2004.

10.66              [Intentionally omitted]

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

10.70      (Z)     Second Agreement dated October 9, 1998 between UBSN, Ltd. and
                   Shepherd Neame, Ltd.

10.71              [Intentionally omitted]

10.72      (Z)     Revised Promissory Note in favor of Savings Bank of Mendocino
                   County, dated as of November 1, 2004

10.73      (AA)    Settlement Agreement and Release, effective as of December 9,
                   2004

10.74      (BB)    Convertible Promissory Note of Mendocino Brewing Company,
                   Inc. in favor of United Breweries of America, Inc., dated
                   March 2, 2005

10.75      (CC)    Loan and Security Agreement (Accounts Receivable and
                   Inventory Line of Credit) dated May 5, 2005 between the
                   Company and BFI Business Finance

10.76      (DD)    Invoice Discounting Agreement between The Royal Bank of
                   Scotland Commercial Services Limited and UBSN Limited, dated
                   April 26, 2005

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

        (L) The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998

        (M) The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1998

        (N) The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999

        (O) Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

        (P) Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

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

        (X) Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16,
                2004

        (Y)     The Company's Current Report on Form 8-K filed as of November 1,
2004

        (Z) The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004

        (AA) The Company's Current Report on Form 8-K filed as of November 25, 2004

        (BB)    The Company's Current Report on Form 8-K filed as of March 2,
2005

        (CC) The Company's Annual Report on Form 10-K for the period ended December 31, 2004

        (DD) The Company's Quarterly Report on form 10-Q for the period ended June 30, 2005

        (b) EXHIBITS ATTACHED The following Exhibits are attached to this Annual Report on Form 10-K:

        10.77 Secured Promissory Note in favor of BFI Business Finance, dated December 27, 2005

        10.78 Secured Promissory Note in favor of BFI Business Finance, dated April 5, 2006

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

                                 (Registrant) MENDOCINO BREWING COMPANY, INC.

                                              By:  /s/ Yashpal Singh
                                                  -----------------------------
                                                  Yashpal Singh
                                                  Its President, Director and
                                                  Chief Executive Officer

                                              Date:  April 17, 2006


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 (Registrant) MENDOCINO BREWING COMPANY, INC.

                                              By:  /s/ Dr. Vijay Mallya
                                                  -----------------------------
                                                  Dr. Vijay Mallya
                                                  Director and Chairman of the
                                                  Board


                                              By:  /s/ Yashpal Singh
                                                  -----------------------------
                                                  Yashpal Singh
                                                  Its President, Director and
                                                  Chief Executive Officer

                                              Date:  April 17, 2006


                                              By:  /s/ Scott R. Heldfond
                                                  -----------------------------
                                                  Scott R. Heldfond,
                                                  Director

                                              Date:  April 17, 2006


                                              By:  /s/ Jerome G. Merchant
                                                  -----------------------------
                                                  Jerome G. Merchant,
                                                  Director

                                              Date:  April 17, 2006


                                              By:  /s/ N. Mahadevan
                                                  -----------------------------
                                                  N. Mahadevan
                                                  Its Secretary and Chief
                                                  Financial Officer

                                              Date:  April 17, 2006

                                              By:  /s/ H. Michael Laybourn
                                                  -----------------------------
                                                  H. Michael Laybourn,
                                                  Director

                                              Date:  April 17, 2006

                                              By:  /s/ Kent Price
                                                  -----------------------------
                                                  Kent Price,
                                                  Director

                                              Date:  April 17, 2006


                                              By:  /s/ Sury Rao Palamand
                                                  -----------------------------
                                                  Sury Rao Palamand,
                                                  Director

                                              Date:  April 17, 2006

                                    CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F - 1-2

CONSOLIDATED FINANCIAL STATEMENTS

      Balance sheets                                                    F - 3

      Statements of operations and comprehensive income                 F - 4

      Statements of stockholders' equity                                F - 5

      Statements of cash flows                                          F - 6

      Notes to financial statements                                     F - 7-30

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Mendocino Brewing Company, Inc.
Ukiah, California


We have audited the accompanying consolidated balance sheet of Mendocino Brewing Company, Inc. ("MBC") as of December 31, 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBC, Inc. as of December 31, 2005 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



/s/ POHL, MCNABOLA, BERG & COMPANY, LLP

POHL, MCNABOLA, BERG & COMPANY, LLP
San Francisco, California
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
Mendocino Brewing Company, Inc.


We have audited the accompanying consolidated balance sheet of Mendocino Brewing Company, Inc., as of December 31, 2004, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mendocino Brewing Company, Inc., as of December 31, 2004, and the results of its operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ Moss Adams LLP

Santa Rosa, California
February 4, 2005

                                                                                         MENDOCINO BREWING COMPANY, INC.
                                                                                             CONSOLIDATED BALANCE SHEETS
                                                                                              DECEMBER 31, 2005 AND 2004


                                                                                    2005                  2004
                                                                             --------------------  --------------------
                                                         ASSETS
CURRENT ASSETS
      Cash                                                                    $          247,700    $          526,600
      Accounts receivable, net of allowance for doubtful
         accounts of $54,900 and $47,500, respectively                                 7,051,500             8,477,200
      Inventories                                                                      1,151,400             1,185,400
      Prepaid expenses                                                                   548,500               347,300
                                                                             --------------------  --------------------
            Total Current Assets                                                       8,999,100            10,536,500
                                                                             --------------------  --------------------

PROPERTY AND EQUIPMENT(NET OF ACCUMULATED DEPRECIATION)                               13,185,600            13,533,900
                                                                             --------------------  --------------------

OTHER ASSETS
      Income tax receivable                                                              116,000                     -
      Deposits and other assets                                                          179,200               205,100
      Intangibles net of amortization                                                     77,500                87,600
                                                                             --------------------  --------------------
            Total Other Assets                                                           372,700               292,700
                                                                             --------------------  --------------------
               Total Assets                                                   $       22,557,400    $       24,363,100
                                                                             ====================  ====================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Line of credit                                                          $        3,774,000    $        3,282,200
      Note payable                                                                       576,200               576,200
      Accounts payable                                                                 5,491,800             5,897,600
      Accrued liabilities                                                              1,714,800             1,402,900
      Legal dispute settlement                                                                 -               911,800
      Income taxes payable                                                                     -               134,100
      Current maturities of notes to related parties                                     103,100               115,000
      Current maturities of obligation under long-term debt                              284,400               285,300
      Current maturities of obligation under capital lease                               131,600               146,500
                                                                             --------------------  --------------------
            Total Current Liabilities                                                 12,075,900            12,751,600
                                                                             --------------------  --------------------

LONG-TERM LIABILITIES
      Notes to related parties                                                         3,171,000             2,795,600
      Long term debt, less current maturities                                          2,314,900             2,599,300
      Obligations under capital lease, less current maturities                           121,500                62,600
                                                                             --------------------  --------------------
            Total Long-Term Liabilities                                                5,607,400             5,457,500
                                                                             --------------------  --------------------
               Total Liabilities                                                      17,683,300            18,209,100
                                                                             --------------------  --------------------

STOCKHOLDERS' EQUITY
      Preferred stock, Series A, no par value, with liquidation
            preference of $1 per share; 10,000,000 shares
            authorized, 227,600 shares issued and outstanding                           227,600               227,600
      Common stock, no par value 30,000,000 shares
            authorized, 11,473,914 and 11,266,874 shares
            issued and outstanding                                                    14,747,300            14,648,600
      Accumulated comprehensive income                                                   130,400               194,300
      Accumulated deficit                                                            (10,231,200)           (8,916,500)
                                                                             --------------------  --------------------
               Total Stockholders' Equity                                              4,874,100             6,154,000
                                                                             --------------------  --------------------
                  Total Liabilities and Stockholders' Equity                  $       22,557,400    $       24,363,100
                                                                             ====================  ====================


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                           F-2

                                                                                     MENDOCINO BREWING COMPANY, INC.
                                                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                                                   DECEMBER 31, 2005, 2004, AND 2003


                                                                2005                2004                2003
                                                           -----------------   -----------------   -----------------
SALES                                                       $    31,927,300     $    32,157,900     $    28,864,200

LESS EXCISE TAXES                                                   635,500             652,400             673,900
                                                           -----------------   -----------------   -----------------

NET SALES                                                        31,291,800          31,505,500          28,190,300

COST OF GOODS SOLD                                               21,754,200          21,045,500          19,145,500
                                                           -----------------   -----------------   -----------------

GROSS PROFIT                                                      9,537,600          10,460,000           9,044,800
                                                           -----------------   -----------------   -----------------

OPERATING EXPENSES
     Retail operating                                               102,400             139,500             323,400
     Marketing                                                    6,216,200           5,841,200           4,423,900
     General and administrative                                   3,735,400           3,774,900           3,320,000
     Legal dispute settlement                                             -             250,600                   -
                                                           -----------------   -----------------   -----------------
        Total Operating Expenses                                 10,054,000          10,006,200           8,067,300
                                                           -----------------   -----------------   -----------------

INCOME (LOSS) FROM OPERATIONS                                      (516,400)            453,800             977,500
                                                           -----------------   -----------------   -----------------

OTHER INCOME (EXPENSE)
     Miscellaneous income                                            60,600              36,800             162,900
     Profit (loss) on sale of equipment                              (6,000)             15,600                (300)
     Interest expense                                              (978,500)           (853,300)           (828,500)
                                                           -----------------   -----------------   -----------------
        Total Other Income (Expense)                               (923,900)           (800,900)           (665,900)
                                                           -----------------   -----------------   -----------------

INCOME (LOSS) BEFORE INCOME TAXES                                (1,440,300)           (347,100)            311,600

PROVISION FOR (BENEFIT FROM) INCOME TAXES                          (125,600)            121,800             264,700
                                                           -----------------   -----------------   -----------------

NET INCOME (LOSS)                                                (1,314,700)           (468,900)             46,900

OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation adjustment                        (63,900)            116,300             113,300
                                                           -----------------   -----------------   -----------------

COMPREHENSIVE INCOME (LOSS)                                 $    (1,378,600)    $      (352,600)    $       160,200
                                                           =================   =================   =================

NET INCOME (LOSS) PER COMMON SHARE -
Basic and diluted                                           $         (0.11)    $         (0.04)    $          0.00
                                                           =================   =================   =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
basic and diluted                                                11,472,213          11,266,874          11,266,874
                                                           =================   =================   =================


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                        F-3

                                                                                                     MENDOCINO BREWING COMPANY, INC.
                                                                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                       YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003



                            SERIES A                                                       OTHER
                           PREFERRED                     COMMON                        COMPREHENSIVE   ACCUMULATED        TOTAL
                             SHARES       AMOUNT         SHARES          AMOUNT        INCOME/(LOSS)     DEFICIT          EQUITY
                          -----------  --------------  ------------  ---------------  --------------  --------------  --------------
Balance December 31, 2002    227,600    $    227,600     1,266,874    $  14,648,600    $    (35,300)   $ (8,494,500)   $  6,346,400
                          -----------  --------------  ------------  ---------------  --------------  --------------  --------------

   Net Income                      -               -             -                -               -          46,900          46,900
   Currency Translation
     Adjustment                    -               -             -                -         113,300               -         113,300
                          -----------  --------------  ------------  ---------------  --------------  --------------  --------------

Balance December 31, 2003    227,600    $    227,600    11,266,874    $  14,648,600    $     78,000    $ (8,447,600)   $  6,506,600
                          -----------  --------------  ------------  ---------------  --------------  --------------  --------------

   Net (Loss)                      -               -             -                -               -        (468,900)       (468,900)
   Currency Translation
     Adjustment                    -               -             -                -         116,300               -         116,300
                          -----------  --------------  ------------  ---------------  --------------  --------------  --------------
Balance December 31, 2004    227,600    $    227,600    11,266,874    $  14,648,600    $    194,300    $ (8,916,500)   $  6,154,000
                          -----------  --------------  ------------  ---------------  --------------  --------------  --------------

   Stock issued for
     accrued compensation          -               -       207,040           98,700               -               -          98,700
   Net (Loss)                      -               -             -                -               -      (1,314,700)     (1,314,700)
   Currency Translation
     Adjustment                    -               -             -                -         (63,900)              -         (63,900)
                          -----------  --------------  ------------  ---------------  --------------  --------------  --------------

Balance December 31, 2005    227,600    $    227,600    11,473,914    $  14,747,300    $    130,400    $(10,231,200)   $  4,874,100
                          ===========  ==============  ============  ===============  ==============  ==============  ==============



                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                F-4

                                                                                                 MENDOCINO BREWING COMPANY, INC.
                                                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003


                                                                                   2005              2004             2003
                                                                              ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                           $  (1,314,700)    $    (468,900)   $      46,900
   Adjustments to reconcile net income (loss) to net cash from operating activities:
         Depreciation and amortization                                               903,700         1,031,300        1,127,400
         Allowance for doubtful accounts                                              10,200             8,000         (122,700)
         Loss (Gain) on sale of assets                                                 6,000           (15,600)             300
         Deferred income tax                                                        (122,900)                -                -
   Changes in:
         Accounts receivable                                                         702,600        (1,004,900)        (519,800)
         Inventories                                                                  34,000               700          288,200
         Prepaid expenses                                                           (229,800)          224,200         (124,200)
         Deposits and other assets                                                     59,400          (27,800)          (5,800)
         Accounts payable                                                             47,400           125,700          155,800
         Accrued liabilities                                                        (420,200)          338,200          334,200
         Income taxes payable                                                       (127,400)         (192,500)         (24,400)
                                                                              ---------------   ---------------  ---------------
             Net cash provided by (used for) operating activities:                  (451,700)           18,400        1,155,900
                                                                              ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, equipment, and leasehold improvements                     (600,900)         (597,800)        (728,600)
   Proceeds from new distributors                                                          -                 -          655,200
   Proceeds from sale of fixed assets                                                 77,000            24,300           15,200
                                                                              ---------------   ---------------  ---------------
             Net cash provided by (used in) investing activities:                   (523,900)         (573,500)         (58,200)
                                                                              ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowing on line of credit                                                   706,400         1,211,500          347,600
   Borrowings on long term debt                                                            -                 -          403,700
   Repayment on long-term debt                                                      (285,300)         (575,900)        (636,700)
   Borrowings on related party debt                                                  542,100            88,600           85,200
   Repayment on related party debt                                                   (91,000)         (128,300)         (98,000)
   Disbursement in excess of deposit                                                       -                 -         (134,300)
   Payments on obligations under long term leases                                   (142,900)         (124,000)        (680,900)
                                                                              ---------------   ---------------  ---------------
             Net cash provided by (used in) financing activities:                    729,300           471,900         (713,400)
                                                                              ---------------   ---------------  ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (32,600)           55,500           23,200
                                                                              ---------------   --------------   ---------------

NET CHANGE IN CASH                                                                  (278,900)          (27,700)         407,500
CASH, beginning of period                                                            526,600           554,300          146,800
                                                                              ---------------   ---------------  ---------------
CASH, end of period                                                            $     247,700     $     526,600    $     554,300
                                                                              ===============   ===============  ===============

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for:
         Interest                                                              $     836,400     $     764,700    $     743,300
                                                                              ===============   ===============  ===============
         Income taxes                                                          $           -     $     314,200    $     305,600
                                                                              ===============   ===============  ===============
   Non-cash investing activity:
         Common stock issued for accrued compensation                          $      98,700     $           -    $           -
                                                                              ===============   ===============  ===============
         Seller Financed equipment                                             $     216,400     $      15,400    $     173,900
                                                                              ===============   ===============  ===============


                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                              F-5

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

DESCRIPTION OF OPERATIONS

Mendocino Brewing Company, Inc., ("the Company" or "MBC"), has operating subsidiaries, Releta Brewing Company, ("Releta"), and United Breweries International, Limited (UK), ("UBIUK"). In the United States, MBC and its subsidiary, Releta, operate two breweries that produce beer and malt beverages for the specialty "craft" segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The Company also owns and operates a brewpub and gift store located in Hopland, California. The majority of sales for Mendocino Brewing Company are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Lager in the US.

The Company's UK subsidiary, UBIUK, is a holding company for UBSN Limited. UBSN is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe. The distributorship is located in Faversham, Kent in the United Kingdom.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiaries, Releta Brewing Company, LLC, and UBIUK. All material inter-company balances, profits and transactions have been eliminated.

BASIS OF PRESENTATION AND ORGANIZATION

The financial statements for the fiscal years ended December 31, 2005, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, those with original maturities not greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Substantially all of the Company's cash and cash equivalents are deposited with large commercial banks in the US and the UK.

TRADE ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

INVENTORIES

Inventories are stated at the lower of average cost or market.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated or amortized using straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. The evaluation is based on an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the assets' remaining life. Long-lived assets that are assessed to be impaired are reduced to their estimated net fair value.

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

INTANGIBLES

Intangibles consist of, trade names, trademarks, and other intangibles. Intangibles that are amortized are deferred financing costs. Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLES, but are tested for impairment on an annual basis. The carrying amount of intangibles not subject to amortization is $47,600 for December 31, 2005 and 2004.

DEFERRED FINANCING COSTS

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the straight-line method. Deferred financing costs were $40,500, and the related accumulated amortization at December 31, 2005 and 2004 was $21,600 and $24,300, respectively. Amortization of deferred financing costs charged to operations was $2,700 for each of the years ended December 31, 2005, 2004 and 2003. The Company will continue to amortize these fees until 2012. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

IMPAIRMENT OF INTANGIBLE ASSETS

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset,
(2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended December 31, 2005, 2004 and 2003, the Company recorded no impairment losses related to an intangible asset.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. The Company's cash deposits are placed with major financial institutions. In 2004 as part of a note payable agreement with a bank, the Company was expected to maintain as collateral cash balances. The amount of compensating balances required at December 31, 2004, was $420,000. The compensating balance is held under agreements that do not legally restrict the use of such funds and, therefore, the funds are not segregated on the face of the balance sheet.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $236,200 in cash deposits and $5,547,500 of accounts receivable due from customers located in the United Kingdom.

INCOME TAXES

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

SHIPPING COSTS

Shipping costs are included in marketing expense and totaled $929,100, $978,600, and $576,500 for the years ended December 31, 2005, 2004, and 2003.

REVENUE RECOGNITION

The Company recognizes revenue from the brewing and distribution operations when the product is shipped. Revenues from the brewpub and gift store are recognized when sales have been completed.

The Company recognizes revenue only when all of the following criteria have been met:

     o    Persuasive evidence of an arrangement exists;
     o    Delivery has occurred or services have been rendered;
     o    The fee for the arrangement is fixed or determinable; and
     o    Collectibility is reasonably assured.

"Persuasive Evidence of an Arrangement" -- The Company documents all terms of an arrangement in a written contract or purchase order signed by the customer prior to recognizing revenue.

"Delivery Has Occurred or Services Have Been Performed" -- The Company delivers the products prior to recognizing revenue or performs services as per contractual terms. Product is considered delivered upon delivery to a customer's designated location and services considered performed upon completion of Company's contractual obligations.

"The Fee for the Arrangement is Fixed or Determinable" -- Prior to recognizing revenue, an amount is either fixed or determinable under the terms of the written contract. The price is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

"Collectibility is Reasonably Assured" -- The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer-by-customer basis based on criteria outlined by management. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25 compensation cost is recognized on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. The Company has, since inception, granted options at the fair value of the stock and therefore has had no compensation expense to record.

When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 over the vesting period of the individual options.

Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized.

The company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No 123 and Emerging Issues Task Force ("EITF") No 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services and complies with the disclosure provisions of SFAS 148, Accounting for Stock-Based Compensation an Amendment of SFAS 123.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has not elected to adopt the fair value-based method of accounting for stock-based employee compensation under SFAS NO. 123. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements in the first quarter of fiscal year 2003.

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, except when options granted under those plans had an exercise price less than the market value of the underlying common stock on the date of grant.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      2005                2004               2003
                                               ------------------  ------------------  -----------------
        Net income (loss) - as reported         $    (1,314,700)    $      (468,900)    $       46,900
        Compensation expense                                  -                   -                  -
                                               ------------------  ------------------  -----------------

        Net income (loss) - pro forma           $    (1,314,700)    $      (468,900)    $       46,900
                                               ==================  ==================  =================

        Income (loss) per share - pro forma     $         (0.11)    $         (0.04)    $         0.00
                                               ==================  ==================  =================

In 2005, 2004 and 2003, the Company did not grant any options or warrants.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Basic net loss per share includes shares redeemable by shareholders in accordance with certain dissenter's rights provisions as these shares are pending repurchase as of September 30, 2005. Diluted net loss per share was the same as basic net loss per share for 2005 and 2004, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses. In 2003, all potentially dilutive securities were non-dilutive.

The following table sets forth the computation of basic and diluted net loss per common share:

                                                                          Year Ended December 31,
                                                       ----------------------------------------------------------
                                                              2005                2004                2003
                                                       ------------------  ------------------  ------------------
Net income (loss) available to common shareholders      $    (1,314,700)    $      (468,900)    $         46,900
                                                       ==================  ==================  ==================

Weighted average common shares outstanding:
Basic and diluted                                            11,472,213          11,266,874           11,266,874
                                                       ==================  ==================  ==================

Total shares outstanding at end of period                    11,473,914          11,266,874           11,266,874
                                                       ==================  ==================  ==================

Net income (loss) per common share:
Basic and diluted                                       $         (0.11)    $         (0.04)    $           0.00
                                                       ==================  ==================  ==================

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIC AND DILUTED LOSS PER SHARE (CONTINUED)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                                             Year Ended December 31,
                                                   ----------------------------------------
                                                       2005          2004          2003
                                                   ------------  ------------  ------------
        Options to purchase common stock               240,385       340,385       429,273

                                                   ------------  ------------  ------------

        Potential equivalent shares excluded           240,385       340,385       429,273
                                                   ============  ============  ============

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at December 31, 2005 and 2004, and the statements of operations were translated at the average exchange rates for the years then ended. Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity. Cash at UBIUK was translated at exchange rates in effect at December 31, 2005 and 2004, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America includes having the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results. Significant estimates include, allowance for bad debts, depreciation and amortization periods, and the future utilization of deferred tax assets. The Company has determined that deferred tax assets associated with net operating loss carryforwards in the US may expire prior to utilization. The Company has placed a valuation allowance on these assets in the US.

ADVERTISING

Advertising costs are expensed as incurred and were $2,239,700, $1,674,000 and $1,196,100 for the years ended December 31, 2005, 2004, and 2003.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of certain of the financial instruments, including accounts receivable, other current assets, accounts payable, and accrued expenses, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

COMPREHENSIVE INCOME (LOSS)

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

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events and circumstances warrant such a review or annually, whichever is sooner. The carrying value of a long-lived asset is considered impaired when the anticipated discounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset held for use. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

REPORTABLE SEGMENTS

The Company manages its operations through three business segments: brewing operations, tavern and tasting room operations (domestic) and distributor operations (international). The international business segment sells the Company's products outside the U.S. The Company evaluates performance based on net operating profit. Where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the company's transfer policy, which approximates market price. The costs of operating the manufacturing plants are captured discretely within each segment. The Company's property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

RECLASSIFICATIONS

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material effect on its consolidated financial position, results of operations or cash flows

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In March 2005, the FASB issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides additional guidance to the new stock option expensing provisions under SFAS 123(R). SAB 107 acknowledges that fair value estimates cannot predict actual future events and as long as the estimates are made in good faith, they will not be subsequently questioned no matter what the actual outcome. Historical volatility should be measured on an unweighted basis over a period equal to or longer than the expected option term or contractual term, depending on the option-pricing model that is used. Implied volatility is based on the market prices of a company's traded options or other financial instruments with option-like features, and is derived by entering the market price of the traded option into a closed-form model and solving for the volatility input. SAB 107 provides additional guidance for companies when estimating an option's expected term. In general, companies are not allowed to consider additional term reduction and the option term cannot be shorter than the vesting period. Companies are permitted to use historical stock option exercise experience to estimate expected term if it represents the best estimate for future exercise patterns. SAB 107 provides that companies should enhance MD&A disclosures related to equity compensation subsequent to adoption of Statement 123(R). SAB 107 provided that companies should provide all disclosures required by Statement 123 (R) in the first 10-Q filed after adoption of the new rules.

In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions--FSP FAS 109-1, Application of SFAS Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect there to be a material impact from the adoption of FIN 47 on our consolidated financial position, results of operations, or cash flows.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In June 2005, the EITF reached consensus on Issue No. 05-6, determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, "The Meaning of `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The Company does not expect there to be a material impact from the adoption of EITF 05-02 on our consolidated financial position, results of operations, or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-7 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company does not expect there to be a material impact from the adoption of EITF 05-07 on our consolidated financial position, results of operations, or cash flows.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company does not expect there to be a material impact from the adoption of EITF 05-08 on our consolidated financial position, results of operations, or cash flows.

NOTE 2 - LIQUIDITY AND MANAGEMENT PLANS

At December 31, 2005, the Company had cash and cash equivalents of $247,700, a working capital deficit of $ 3,076,800 and an accumulated deficit of $10,231,200. Additionally, the Company has a history of past losses as infrastructure costs were incurred in advance of obtaining customers.

Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through December 31, 2006, including obtaining a secured line of credit, and reductions in discretionary expenditures, and additional debt financing. Management believes that these actions will enable the Company to meet its working capital needs through December 31, 2006. The Company is pursuing other refinancing opportunities to augment working capital, (See Note 5.)

In 2005, the Company successfully refinanced a debt that matured in April 2005 and secured a commitment from another lender for extension of their loan until May 2006. Additionally, one of the Company's majority stockholders has guaranteed to provide financial support to avoid any possible default action by Savings Bank of Mendocino County. In 2006, the Company obtained additional debt financing of $289,938.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVENTORIES

Inventories, consisting of material, material overhead, labor, and manufacturing overhead, are stated at the lower of average cost or market and consist of the following at December 31:

                                             2005             2004
                                       ---------------  ---------------
                 Raw materials          $     447,900    $     357,500
                 Work-in-progress             143,900          140,100
                 Finished goods               539,800          664,700
                 Merchandise                   19,800           23,100
                                       ---------------  ---------------
                                        $   1,151,400    $   1,185,400
                                       ===============  ===============

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

                                                                   2005              2004
                                                            -----------------  -----------------
        Machinery and equipment                              $    11,094,500    $    10,744,400
        Buildings                                                  7,202,300          7,202,300
        Equipment under capital lease                                580,800            772,600
        Land                                                         810,900            810,900
        Leasehold improvements                                     1,432,400          1,432,400
        Vehicles                                                     429,500            419,800
        Furniture and fixtures                                       165,500            129,000
        Equipment in progress                                         27,500             80,800
                                                            -----------------  -----------------
                                                                  21,743,400         21,592,200
        Less: Accumulated depreciation and amortization            8,557,800          8,058,300
                                                            -----------------  -----------------
                                                             $    13,185,600    $    13,533,900
                                                            =================  =================

The Company has property and equipment located in the United Kingdom with a net book value of approximately $1,502,700. Amortization of assets under capital leases is included in depreciation expense.

NOTE 5 - LINE OF CREDIT AND NOTE PAYABLE

Effective May 5, 2005, the Company has obtained a new secured lending facility from a new financial institution, BFI Business Finance (BFI). The Company's borrowings are secured by the underlying trade receivables and inventory. The borrowings are collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 80% of the qualified net amounts of each MBC's receivable.70% of the qualified net amounts of each Releta's receivable, and 50% of the eligible inventory carried by both MBC and Releta in the US. The Company retains the right to recall any of the collateralized receivables under the program, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Balance Sheets as receivable at December 31, 2005, are account balances totaling $1,408,800 of uncollected receivables collateralized to the financial institution under this agreement. The line of credit is renewable annually by mutual agreement of the parties. The amount outstanding on this facility as of December 31, 2005 was $1,404,800.

On December 31, 2005 BFI advanced the Company $200,000 under a promissory note repayable in 30 weekly installments. The note bears interest of 3.75% over the bank's prime rate per annum.

On April 5, 2006 BFI advanced the Company $289,900 under another promissory note repayable in 39 weekly installments. The note bears interest of 3.75% over the bank's prime rate per annum.

Commencing in September 1998, The CIT Group/Credit Finance, Inc. made available to the Company a $3,000,000 line of credit, with interest at the prime rate plus 2.25% secured by substantially all of the assets of the Releta Brewing Company, LLC, accounts receivable, inventory, certain securities pledged by a stockholder, and a second position on the real property of Mendocino Brewing Company. The Company had $1,552,700 outstanding as of December 31, 2004. The Company used the proceeds from the BFI line of credit and paid off the entire amount due on May 6, 2005.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

NOTE 5 - LINE OF CREDIT AND NOTE PAYABLE (CONTINUED)

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

On April 26, 2005, Royal Bank of Scotland ("RBS") provided an invoice discounting facility for a maximum amount of GBP 1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers. The initial term of the facility is for a period of one year after which the facility can be terminated by either party by providing the other party a notice of six months. The facility carries an interest rate of 1.38% above RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of December 31, 2005 was approximately $2,169,200.

NOTE 6 - LONG-TERM DEBT

Maturities of long-term debt for succeeding years are as follows:

                                                                                      2005              2004
                                                                                ----------------  ----------------
        Note to a bank; payable in monthly installments of $24,400,              $    2,168,400    $    2,299,400
        including interest at the Treasury Constant Maturity Index, plus 4.17%
        (currently 7.24%); maturing December 2012, with a balloon payment;
        secured by substantially all of the assets of Mendocino Brewing Company

        Note to a financial institution; payable in weekly installments of
        $10,000, plus interest at the prime rate plus 2.25%; maturing January
        2005; secured by substantially all assets of the Releta Brewing
        Company, certain securities pledged by a stockholder, accounts receivable, inventory, and a second position on the remaining
        assetsof Mendocino Brewing Company                                                    -            10,700

        Payable to Mendocino County in four annual installments of $143,600,
        plus interest at 18%, beginning April 2005; maturing April 2008                 430,900           574,500

                                                                                ----------------  ----------------

                                                                                      2,599,300         2,884,600

        Less current maturities                                                         284,400           285,300
                                                                                ----------------  ----------------

                                                                                 $    2,314,900    $    2,599,300
                                                                                ================  ================

                 Year Ending December 31,
                 2006                           $       284,400
                 2007                                   295,000
                 2008                                   306,300
                 2009                                   174,900
                 2010                                   186,800
                 Thereafter                           1,351,900
                                               ----------------

                                                $     2,599,300
                                               =================

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - CAPITAL LEASE OBLIGATIONS

The Company leases certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2005, are as follows:

          Year Ending December 31,
          2006                                       $       139,200
          2007                                                76,400
          2008                                                46,900
          2009                                                     -
          2010                                                     -
                                                    -----------------
                                                             262,500
          Less amounts representing interest                  (9,400)
                                                    -----------------

          Present value of minimum lease payments            253,100
          Less current maturities                           (131,600)
                                                    -----------------

          Non-current leases payable                 $       121,500
                                                    =================

NOTE 8 - NOTES TO RELATED PARTY - SUBORDINATED

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America (UBA), with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The notes are convertible into common stock at $1.50 per share. The notes have been extended until August 2005. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Savings Bank of Mendocino County and BFI line of credit. The BFI Line of Credit matures in May 2007 and the SBMC facility matures in the year 2012. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the BFI and SBMC facilities are repaid. Accordingly, the entire amount due under the Notes is classified as a long term liability. The notes include $636,800 and $494,700 of accrued interest at December 31, 2005 and 2004.

Note payable also include unsecured loan from Shepherd Neame Limited payable in annual installment of $109,200 with interest at 5% per year beginning June 2003 and maturing December 2012.

NOTE 9 - PROFIT-SHARING PLAN

Subsequent to December 31, 2004, the Company terminated its profit sharing plan. Contributions to the Plan were made at the discretion of the Board of Directors, and any contributions vested over a six year period. The plan covered substantially all full-time employees that met certain minimum age and service requirements. No contributions were made to the Plan for the years ended December 31, 2005, 2004, and 2003.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

LEGAL

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL (CONTINUED)

OPERATING LEASES

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2009 and provide for renewal options ranging from month-to-month to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; land at its Saratoga Springs, New York, facility; a building in the United Kingdom; and certain personal property. The land lease includes a renewal option for two additional five-year periods, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index. The leases begin expiring in 2007. Rent expense charged to operations was $206,600, $202,700, and $210,500 for the years ended December 31, 2005, 2004, and 2003.

Future minimum lease payments under these agreements are as follows:

                  Year Ending December 31,
                  2006                          $      174,900
                  2007                                 164,900
                  2008                                 160,700
                  2009                                 160,700
                  2010                                 150,700
                                               ----------------

                                                $      811,900
                                               ================

KEG MANAGEMENT AGREEMENT

In September 2004, the Company renewed the keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee between $5 and $15, depending on territory. The agreement is effective for five years ending in September 2009. If the agreement is terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. The Company expects to continue this relationship. Rental expense associated with this agreement was $65,500, $91,400, and $76,200 for the years ended December 31, 2005, 2004, and
2003.

NOTE 11 - RELATED-PARTY TRANSACTIONS

The Company conducts business with United Breweries of America (UBA), which owns approximately 76% of the Company's common stock through common ownership. Additionally, UBSN Limited has significant transactions with Sheperd Neame, Ltd., which is related to a former Board member. The Company also has transactions with AUBI, a company affiliated with one of the Board members. The following table reflects balances outstanding and the value of the transactions with these related parties for the years ended December 31, 2005, 2004, and 2003

------------------------------------------------------------------ ---------------- ---------------- ----------------
                                                                         2005             2004             2003
------------------------------------------------------------------ ---------------- ---------------- ----------------
TRANSACTIONS
------------------------------------------------------------------ ---------------- ---------------- ----------------
Sales to Shepherd Neame Ltd.                                          $ 2,871,100      $ 3,099,500      $ 2,536,000
------------------------------------------------------------------ ---------------- ---------------- ----------------
Purchases from Shepherd Neame Ltd.                                     14,108,500       14,541,100       11,240,000
------------------------------------------------------------------ ---------------- ---------------- ----------------
Expenses reimbursement to Shepherd Neame Ltd.                           1,143,300        1,239,300          743,000
------------------------------------------------------------------ ---------------- ---------------- ----------------
Interest expenses associated with UBA notes (see note 8)                  142,100           88,500           85,200
------------------------------------------------------------------ ---------------- ---------------- ----------------
Interest paid to Shepherd Neame Ltd. (see note 6)                          40,500           46,300           46,600
------------------------------------------------------------------ ---------------- ---------------- ----------------

------------------------------------------------------------------ ---------------- ---------------- ----------------
ACCOUNT BALANCES
------------------------------------------------------------------ ---------------- ---------------- ----------------
Accounts payable and accrued liabilities to Shepherd Neame Ltd.         4,080,400        4,160,300        3,510,000
------------------------------------------------------------------ ---------------- ---------------- ----------------
Accounts receivable and prepayments to Shepherd Neame Ltd.                629,700          841,700          660,600
------------------------------------------------------------------ ---------------- ---------------- ----------------
Amounts payable to AUBI                                                    20,000           20,000           20,000
------------------------------------------------------------------ ---------------- ---------------- ----------------

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - MAJOR CUSTOMERS

Sales to the top five customers totaled $7,610,500, $7,942,000, and $7,088,800 for the years ended December 31, 2005, 2004, and 2003, which represents 24%, 25%, and 25% of sales for the years ended December 31, 2005, 2004, and 2003.

NOTE 13 - STOCKHOLDERS' EQUITY

Independent outside members of the Board of Directors are compensated for attending Board of Directors and committee meetings. Compensation is with common stock. Expenses related to this compensation totaled $44,000, $27,000, and $45,000 for the years ended December 31, 2005, 2004, and 2003. Stock has been issued for accrued compensation from the years 2003 and 2002 in the year 2005.

In January 2005, the Company issued 207,040 shares of its unregistered common stock to directors and four other employees for $98,700 in accrued compensation.

PREFERRED STOCK

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

The exercise price of incentive options was no less than the fair-market value of the Company's stock at the date the option was granted, while the exercise price of non-statutory options was no less than 85% of the fair-market value per share on the date of grant. Options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock had an exercise price of no less than 110% of the fair-market value of the Company's stock at the date of grant. During 2002, 240,385 non-statutory stock options with a five-year term were issued to the independent members of the Board of Directors at the market price on the date of grant. All options were exercisable at the date of grant. There were no options issued during 2005 or 2004. The exercise prices is $.52 per option. Options for 88,888 expired during 2004 and 240,385 options expiring in 2007.

The following table summarizes the number of options granted and exercisable and the weighted average exercise prices:

                                               Shares under        Weighted-average
                                                  option            exercise price
                                             -----------------    ------------------
        Balance at December 31, 2002                 429,273        $         0.82
        Balance at December 31, 2003                 429,273        $         0.82
                                             -----------------    ------------------
        Options expired                              (88,888)       $         1.13
        Balance at December 31, 2004                 340,385        $         0.73
                                             -----------------    ------------------
        Options expired                             (100,000)       $         1.25
        Balance at December 31, 2005                 240,385        $         0.52
                                             -----------------    ------------------

All stock options outstanding are non-statutory, and were issued with a five year term and were full vested on date of grant. The exercise price of the options outstanding as of December 31, 2005 is $0.52 per share. The options convertible into 240,835 expire in 2007. The exercise price of the options outstanding as of December 31, 2004 range from $0.52 to $1.25 per share.

NOTE 15 - INCOME TAXES

The continuing losses in the U.S. operations has resulted in the Company determining that the deferred tax assets associated with net operating loss carryforwards and investment tax credits may expire prior to utilization. The Company recorded a valuation allowance of $3,717,200 for deferred tax assets. The Company also has $68,433 of California Manufacturers' Investment Tax Credits that can be carried forward to reduce future taxes. These credits begin expiring in 2011.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - INCOME TAXES (CONTINUED)

                                                                 2005              2004               2003
   Provision for  income taxes
   US Federal                                                $           -      $           -     $           -
   US States                                                         1,800              3,800            16,300
   Benefit of state investment tax credit carry forwards                 -                  -           (15,000)
   United Kingdom                                                 (127,400)           118,000           263,400
                                                            ---------------    ---------------   ---------------
   Current provision                                              (125,600)           121,800           264,700
   Change in deferred income taxes                                       -                  -                 -
                                                            ---------------    ---------------   ---------------
   Total provision for income taxes                               (125,600)           121,800           264,700

The difference between the actual income tax provision and the tax provision computed by applying the statutory US Federal and United Kingdom income tax rate to earnings before taxes is attributable to the following:

   US Federal income tax expense (benefit) at 34%                 (110,700)          (232,400)          105,800
   US State income tax expense (benefit)                           (28,800)           (15,000)           12,900
   United Kingdom income tax expense (benefit)                    (296,800)           118,000           263,500
   Other                                                           (31,500)            (6,500)           26,800
   Change in valuation allowance                                   342,200            257,700          (144,300)
                                                            ---------------    ---------------   ---------------
   Total                                                          (125,600)           121,800           264,700

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

        Benefit of net operating loss carryforwards        4,295,700          4,190,000         3,758,900
        Undistributed earnings of UBIUK                     (393,900)          (800,300)         (800,300)
        Investment in UBIUK                                  358,100            321,600           328,400
        Depreciation and amortization                       (670,000)          (490,000)         (317,500)
        Other                                                127,300            153,700           147,800
                                                      ---------------    ---------------   ---------------
        Subtotal                                           3,717,200          3,375,000         3,117,000
        Less valuation allowance                          (3,717,200)        (3,375,000)       (3,117,300)
                                                      ---------------    ---------------   ---------------
        Total                                                      -                  -                 -
        Change in valuation allowance                        342,200            257,700          (144,300)

Net operating losses available for carryforward will expire as follows:

        Date of Expiration                                Federal           US States            UK
                                                      ---------------    ---------------   ---------------
        2006                                           $                        694,700
        2012                                                                    250,900
        2013                                               1,686,100            506,300
        2014                                                       -            625,000
        2015                                                       -                  -
        2016                                                       -                  -
        2017                                                       -                  -
        2018                                               2,758,800            453,300
        2019                                               2,153,100            341,800
        2020                                                 965,600            143,300
        2021                                               1,041,100            171,000
        2022                                                 615,800            100,800
        2023                                                       -                  -
        2024                                               1,707,900            280,100
        2025                                                 499,700            499,700
        Total                                             11,428,100          4,066,900           564,400

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SEGMENT INFORMATION

The Company's business presently consists of three segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 36%, 36%, and 43% of the Company's gross sales during 2005, 2004 and 2003. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe. This segment accounted for approximately 63%, 63%, and 55% of the Company's gross sales during 2005, 2004, and 2003. The third segment consists of beer for sale along with merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery and at Saratoga Springs brewery. This segment accounted for less than one percent of the Company's gross sales during 2005 and 2004 and 1% during 2003. A summary of each segment is as follows:

                                                                 Year Ended December 31, 2005
                                  ------------------------------------------------------------------------------------------
                                       Brewing           Tavern &         Distributor        Corporate
                                     Operations        Tasting Room       Operations         and Other            Total
                                  ----------------   ----------------  ----------------  -----------------  ----------------
Sales                              $   11,557,900     $      203,100    $   20,166,300    $             -    $   31,927,300
Operating income                          168,200             32,300          (716,900)                 -          (516,400)
Identifiable assets                    12,670,400             63,400         7,864,800          1,868,800        22,557,400
Depreciation and amortization             465,200              4,900           401,600             32,000           903,700
Capital expenditures                       34,200                  -           753,600                  -           787,800


                                                                 Year Ended December 31, 2004
                                  ------------------------------------------------------------------------------------------
                                       Brewing           Tavern &         Distributor        Corporate
                                     Operations        Tasting Room       Operations         and Other            Total
                                  ----------------   ----------------  ----------------  -----------------  ----------------

Sales                              $   11,686,800     $      211,200    $   20,259,900    $             -    $   32,157,900
Operating income                          (49,900)            12,800           490,900                  -           453,800
Identifiable assets                    13,166,900             99,400         8,729,400          2,367,400        24,363,100
Depreciation and amortization             535,800              5,000           459,300             31,200         1,031,300
Capital expenditures                       38,700                  -           559,100                  -           597,800


                                                                 Year Ended December 31, 2003
                                  ------------------------------------------------------------------------------------------
                                       Brewing           Tavern &         Distributor        Corporate
                                     Operations        Tasting Room       Operations         and Other            Total
                                  ----------------   ----------------  ----------------  -----------------  ----------------

Sales                              $   11,590,100     $      425,300    $   16,848,800    $             -    $   28,864,200
Operating income                          (19,400)           (31,400)        1,028,300                  -           977,500
Identifiable assets                    13,695,200            102,400         6,676,900          1,336,700        21,811,200
Depreciation and amortization             736,500              6,000           358,800             26,100         1,127,400
Capital expenditures                      268,600                  -           459,200                  -           727,800

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - UNRESTRICTED NET ASSETS

The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $1,238,700 as of December 31, 2005. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earning drops below approximately $1,820,400. Condensed financial information of the parent company, Mendocino Brewing Company, Inc., is as follows:

        Balance Sheets                                                2005                2004
                                                               -------------------  -------------------
        Assets
             Cash                                               $          11,500    $         286,000
             Accounts receivable                                        1,388,500            1,569,700
             Inventories                                                1,151,400            1,185,400
             Other current assets                                         212,600              170,200
                                                               -------------------  -------------------
                Total current assets                                    2,764,000            3,211,300

        Investment in subsidiary                                        1,225,000            1,225,000
        Property and equipment                                         11,682,900           12,148,100
        Other assets                                                      245,700              274,300
                                                               -------------------  -------------------
                Total assets                                    $      15,917,600    $      16,858,700
                                                               ===================  ===================

        Liabilities
             Line of credit and note payable                    $       2,181,000    $       2,128,900
             Accounts payable                                           1,486,000            1,757,000
             Accrued liabilities                                          892,900              752,600
             Legal dispute settlement                                           -              911,800
             Current maturities of debt and leases                        352,800              431,800
                                                               -------------------  -------------------
                Total current liabilities                               4,912,700            5,982,100

        Intercompany payable                                            1,319,500            1,177,500
        Long-term debt and capital leases                               2,332,700            2,661,900
        Notes payable to related party                                  2,552,300            2,010,100
                                                               -------------------  -------------------
                Total liabilities                                      11,117,200           11,831,600
                                                               -------------------  -------------------

        Stockholders' equity
             Common stock                                              14,747,300           14,648,600
             Preferred stock                                              227,600              227,600
             Accumulated deficit                                      (10,174,500)          (9,849,100)
                                                               -------------------  -------------------
                Total stockholders' equity                              4,800,400            5,027,100
                                                               -------------------  -------------------
                Total liabilities and stockholders' equity      $      16,917,600    $      16,858,700
                                                               ===================  ===================


Statements of Operations
                                                    2005                2004               2003
                                             ------------------  ------------------  ------------------
Net sales                                     $     11,125,500    $     11,245,600    $     11,341,500
Cost of goods sold                                   7,737,000           7,467,000           7,972,600
Selling, marketing, and retail expenses              1,469,800           1,701,400           1,663,100
General and administrative expenses                  1,810,600           1,955,200           1,833,600
Legal dispute settlement                              -                    250,600                   -
                                             ------------------  ------------------  ------------------
     Income (loss) from operations                     108,100            (128,600)           (127,800)
                                             ------------------  ------------------  ------------------
Other income and (expense)
     Interest expense                                (760,800)            (725,900)           (727,800)
     Other income                                      329,100             356,800             487,600
     Provision for taxes                               (1,800)              (3,800)             (1,300)
                                             ------------------  ------------------  ------------------
                                                     (372,900)            (372,900)           (241,500)
                                             ------------------  ------------------  ------------------
Net loss                                      $      (325,400)    $       (501,500)   $       (369,300)
                                             ==================  ==================  ==================

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - UNRESTRICTED NET ASSETS (CONTINUED)

        Statements of Cash Flows
                                                           2005                2004                2003
                                                    ------------------  ------------------  ------------------
        Cash flows from operating activities         $       (568,400)   $        374,200    $       (237,500)
        Cash flow from investing activities
        Purchase of property and equipment                    (34,200)            (38,700)           (268,600)
        Proceeds from new distributor                               -                   -             655,200
        Proceeds from sale of assets                                -              16,700                   -
        Net cash from investment activities                         -            (22,000)             386,600
        Cash flow from financing activities
        Net borrowing on line of credit                        52,100             343,400             101,800
        Borrowing (repayment) on long term debt              (285,300)           (575,900)            554,800
        Payment on obligation under capital lease            (122,900)           (124,000)           (697,100)
        Net change in inter company payable                   142,100             (99,800)            107,700
        Proceeds from related party                           542,100              88,600              85,200
        Net cash flow from financing activities               328,100            (367,700)            152,400
        Cash, beginning of year                               286,000             301,500                  --
        Cash, end of year                            $         11,500    $        286,000    $        301,500
                                                    ==================  ==================  ==================

        Cash dividend received from subsidiary       $       149,900     $       215,100     $        155,800
                                                    ==================  ==================  ==================


NOTE 18 - SUBSEQUENT EVENTS

On April 5, 2006 BFI advanced the Company $289,900 under another promissory note repayable in 39 weekly installments. The note bears interest of 3.75% over the prime rate per annum. The proceeds from the financing were used to pay property taxes in California.