Form 10-Q
period 2006-03-31
MENDOCINO BREWING CO INC
filed 2006-05-22
CIK 919134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act) (check one)

Large Accelerated Filer |_| Accelerated Filer Yes |_| Non-Accelerated Filer |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of May 19, 2006 is 11,473,914.


PART I

ITEM 1.  FINANCIAL STATEMENTS.

                         MENDOCINO BREWING COMPANY, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                       MARCH 31,             DECEMBER 31,
                                                                                         2006                    2005
                                                                                  --------------------    --------------------
                                     ASSETS                                           (unaudited)              (audited)
CURRENT ASSETS
     Cash                                                                         $           246,600     $           247,700
     Accounts receivable, allowance for doubtful
        accounts of $40,600 and $54,900, respectively                                       7,610,500               7,051,500
     Inventories                                                                            1,258,800               1,151,400
     Prepaid expenses                                                                         228,300                 548,500
                                                                                  --------------------    --------------------
           Total Current Assets                                                             9,344,200               8,999,100
                                                                                  --------------------    --------------------

PROPERTY AND EQUIPMENT                                                                     13,138,900              13,185,600
                                                                                  --------------------    --------------------

OTHER ASSETS
     Deferred income taxes                                                                    117,400                 116,000
     Deposits and other assets                                                                163,700                 179,200
     Intangibles net of amortization                                                           75,500                  77,500
                                                                                  --------------------    --------------------
           Total Other Assets                                                                 356,600                 372,700
                                                                                  --------------------    --------------------

                                                                                  --------------------    --------------------
              Total Assets                                                        $        22,839,700     $        22,557,400
                                                                                  ====================    ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Lines of credit                                                              $         3,881,800     $         3,774,000
     Note payable                                                                             576,200                 576,200
     Accounts payable                                                                       5,883,200               5,491,800
     Accrued liabilities                                                                    1,719,500               1,714,800
     Current maturities of notes to related parties                                           104,400                 103,100
     Current maturities of obligations under long-term debt                                   287,000                 284,400
     Current maturities of obligations under capital leases                                   105,700                 131,600
                                                                                  --------------------    --------------------
           Total Current Liabilities                                                       12,557,800              12,075,900

LONG-TERM LIABILITIES
     Notes to related party                                                                 3,220,500               3,171,000
     Long term debt, less current maturities                                                2,278,000               2,314,900
     Obligations under capital lease less current maturities                                  144,500                 121,500
                                                                                  --------------------    --------------------
           Total Long-Term Liabilities                                                      5,643,000               5,607,400

              Total Liabilities                                                            18,200,800              17,683,300
                                                                                  --------------------    --------------------

STOCKHOLDERS' EQUITY

     Preferred stock, Series A, no par value, with aggregate liquidation preference of $227,600;10,000,000 shares authorized,
        227,600 shares issued and outstanding                                                 227,600                 227,600
     Common stock, no par value:30,000,000 shares authorized,
        11,473,914 shares issued and outstanding                                           14,747,300              14,747,300
     Accumulated comprehensive income                                                         124,100                 130,400
     Accumulated deficit                                                                  (10,460,100)            (10,231,200)
                                                                                  --------------------    --------------------
              Total Stockholders' Equity                                                    4,638,900               4,874,100
                                                                                  --------------------    --------------------

                 Total Liabilities and Stockholders' Equity                       $        22,839,700     $        22,557,400
                                                                                  ====================    ====================

         See accompanying notes to these condensed financial statements.



                         MENDOCINO BREWING COMPANY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               -------------------------------------------------
                                                                              Three Months Ended
                                                                                  March 31,
                                                               -------------------------------------------------
                                                                        2006                      2005
                                                               -----------------------   -----------------------
                                                                    (unaudited)                (unaudited)
Sales                                                          $          7,428,100      $           7,406,100
Less excise taxes                                                           156,000                    149,200
                                                               -----------------------   -----------------------
         Net Sales                                                        7,272,100                  7,256,900
Cost of goods sold                                                        5,013,300                  4,986,400
                                                               -----------------------   -----------------------
             Gross Profit                                                 2,258,800                  2,270,500
                                                               -----------------------   -----------------------
Operating Expense
      Marketing                                                           1,258,500                  1,316,200
      General and administrative                                            976,100                    903,200
                                                               -----------------------   -----------------------
         Total Operating Expense                                          2,234,600                  2,219,400
                                                               -----------------------   -----------------------

             Income from operations                                          24,200                     51,100
                                                               -----------------------   -----------------------

Other income (expense)
      Miscellaneous income                                                    2,400                      4,600
      Loss on sale of assets                                                 (1,100)                    (3,300)
      Interest expense                                                     (254,400)                  (220,600)
                                                               -----------------------   -----------------------
         Total Other Expense                                               (253,100)                  (219,300)
                                                               -----------------------   -----------------------

             Loss before income taxes                                      (228,900)                  (168,200)

Provision for income taxes                                                        -                     30,200
                                                               -----------------------   -----------------------

                Net Loss                                                   (228,900)                  (198,400)

Foreign currency translation loss                                            (6,300)                    (9,300)
                                                               -----------------------   -----------------------

Comprehensive Loss                                             $           (235,200)     $            (207,700)
                                                               =======================   =======================

Net Loss per Share                                                           (0.02)                     (0.02)
                                                               =======================   =======================

Weighted average common
      shares outstanding, basic and diluted                              11,473,914                 11,439,407
                                                               =======================   =======================

         See accompanying notes to these condensed financial statements.



                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    ----------------------------------------
                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                    ----------------------------------------
                                                                                          2006                  2005
                                                                                    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  (unaudited)           (unaudited)
      Net Loss                                                                      $       (228,900)     $       (198,400)
      Adjustments to reconcile net loss to net cash from operating activities:
           Depreciation and amortization                                                     233,300               223,700
           Allowance for doubtful accounts                                                    (5,300)                5,700
           Interest accrued on related party debt                                             42,200                28,200
           Loss on sale of assets                                                              1,100                 3,300
      Changes in:
           Accounts receivable                                                              (504,800)              528,700
           Inventories                                                                      (107,400)              170,900
           Prepaid expenses                                                                  326,100               158,100
           Deposits and other assets                                                          32,500                26,400
           Accounts payable                                                                  343,400              (904,400)
           Accrued liabilities                                                                (4,000)             (327,700)
           Income taxes payable                                                                    -                28,400
                                                                                    ------------------    ------------------
                Net cash from operating activities                                           128,200              (257,100)
                                                                                    ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, equipment, and leasehold improvements                          (129,700)             (191,700)
      Proceeds from sale of fixed assets                                                       3,500                 8,300
                                                                                    ------------------    ------------------
                Net cash from investing activities                                          (126,200)             (183,400)
                                                                                    ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowing on line of credit                                                         82,300               822,700
      Repayment on long-term debt                                                            (34,300)              (42,600)
      Borrowings on related party debt                                                             -               400,000
      Payments on obligation under long term lease                                           (46,500)              (20,100)
                                                                                    ------------------    ------------------
                Net cash from financing activities                                             1,500             1,160,000
                                                                                    ------------------    ------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH:                                                      (4,600)                3,200
                                                                                    ------------------    ------------------

NET CHANGE IN CASH                                                                            (1,100)              722,700

CASH, beginning of period                                                                    247,700               526,600
                                                                                    ------------------    ------------------

CASH, end of period                                                                 $        246,600      $      1,249,300
                                                                                    ==================    ==================

SUPPLEMENTARY CASH FLOW INFORMATION Cash paid during the period for:
           Interest                                                                 $        212,000      $        192,400
                                                                                    ==================    ==================
      Non-cash investing activity:
           Seller Financed equipment                                                $         41,800      $         29,500
                                                                                    ==================    ==================

         See accompanying notes to these condensed financial statements.


                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

         1. DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         BASIS OF PRESENTATION AND ORGANIZATION

         The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by the Company.

         Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any future period.

         SIGNIFICANT ACCOUNTING POLICIES

         There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2006 as compared to what was previously disclosed in the Company's Annual Report on 10-K for the year ended December 31, 2005, except for the adoption of SFAS No. 123 (revised
2004).

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

         DEFERRED FINANCING COSTS

         Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the straight-line method. Deferred financing costs were $40,500, and the related accumulated amortization at March 31, 2006 was $22,300. Amortization of deferred financing costs charged to operations was $675 for the quarter ended March 31, 2006, and 2005. The Company will continue to amortize these fees until 2012 at the same rate. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

         CONCENTRATION OF CREDIT RISKS

         Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. The Company's cash deposits are placed with major financial institutions.

         Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $237,700 in cash deposits and $5,827,000 of accounts receivable due from customers located in the United Kingdom.

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

         Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against net deferred tax assets. Tax expense has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

         STOCK-BASED COMPENSATION

         Prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in the Company's statement of operations as the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

         On January 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of the Company's current year. The Company's financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

         Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in the Company's statement of operations for 2006 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense during the current period also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to 2006, forfeitures were estimated and factored into the expected term of the options.

         The Company's determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by The Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

         SFAS 123(R) requires the calculation of the beginning balance of the pool of excess tax benefits (additional paid in capital pool or "APIC pool") available to absorb tax deficiencies recognized subsequent to its adoption. SFAS 123(R) states that this beginning APIC pool shall include the net excess tax benefits that would have arisen had the company adopted the original Statement
123. FASB Staff Position ("FSP") 123(R)-3 provides a simplified method for determining this APIC pool, which the Company may elect to adopt up to one year from its initial adoption of SFAS 123(R). The Company has not yet determined whether to elect the simplified method for determining its APIC pool as provided in FSP No. 123(R)-3.

         STOCK-BASED COMPENSATION NON-EMPLOYEES

         The company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No 123(R) and Emerging Issues Task Force ("EITF") No 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

         In 2006 and 2005, the Company did not grant any options or warrants. Additionally, as of January 1, 2005, all outstanding stock options were fully vested.

         BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share for 2006 and 2005, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses. In 2006, all potentially dilutive securities were non-dilutive.


                                                                   Three months ended
                                                     -----------------------------------------------
                                                           3/31/2006                3/31/2005
                                                     ----------------------    ---------------------
Net (loss)                                           $           (228,900)     $          (198,400)
                                                     ======================    === =================
Weighted average common shares outstanding                      11,473,914               11,439,407
                                                     ======================    =====================
        Basic net income (loss) per share            $              (0.02)     $             (0.02)
                                                     ======================    =====================


         The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:


                                        -----------------------------------------------------
                                             March 31, 2006              March 31, 2005
                                        -------------------------    ------------------------

Options to purchase common stock                        240,385                      340,385
Convertible debentures                                1,276,933                    1,276,933
                                        -------------------------    ------------------------

Potential equivalent shares excluded                  1,517,318                    1,617,318
                                        =========================    ========================


         Diluted net loss per share for the three months ended March 31, 2006 does not include the effect of 240,385 common shares related to options (none of which were in-the-money with a weighted average exercise price of $0.52) because their effect is anti-dilutive. Diluted net loss per share for the three months ended March 31, 2006 also does not include the effect of 1,276,933 common shares related to the 10% Convertible Notes with an average conversion price of $1.50 per share. Diluted net income per share for the three months ended March 31, 2005 does not include the effect of 340,385 common shares related to options (none of which were in-the-money with a weighted average exercise price of $0.73) because their effect is anti-dilutive. Diluted net loss per share for the three months ended March 31, 2005 also does not include the effect of 1,276,933 common shares related to the 10% Convertible Notes with an average conversion price of $1.50 per share.

         FOREIGN CURRENCY TRANSLATION

         The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at March 31, 2006 and December 31, 2005, and the statements of operations were translated at the average exchange rates for the quarters ended March 31, 2006 and 2005. Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity. Cash at UBIUK was translated at exchange rates in effect at March 31, 2006 and December 31, 2005, and its cash flows were translated at the average exchange rates for the quarters ended March 31, 2006 and 2005. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America includes having the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results. Significant estimates include the allowance for bad debts, depreciation and amortization periods, and the future utilization of deferred tax assets. The Company has determined that deferred tax assets associated with net operating loss carryforwards in the US may expire prior to utilization. The Company has placed a valuation allowance on these assets in the US.

         COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) is composed of the Company's net income
(loss) and changes in equity from non-stockholder sources. The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

         The components of other comprehensive income for the three months ended March 31, 2006 and 2005 are as follows:


                                                                    THREE MONTHS ENDED MARCH 31,
                                                        -----------------------------------------------------
                                                                  2006                         2005
                                                        --------------------------    -----------------------
  Net (loss)                                             $             (228,900)        $        (198,400)
  Foreign currency translation (loss)                                    (6,300)                   (9,300)
                                                        --------------------------    -----------------------
  Comprehensive (loss)                                   $             (235,200)        $        (207,700)
                                                        ==========================    =======================


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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 155 will have any material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

         In March 2006, the FASB issued SFAS No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS--AN AMENDMENT OF FASB STATEMENT NO. 140. Companies are required to apply SFAS No. 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

         2.       LIQUIDITY AND MANAGEMENT PLANS

         At March 31, 2006, the Company had cash and cash equivalents of $246,600, a working capital deficit of $ 3,213,600 and an accumulated deficit of $10,460,100. Additionally, the Company has a history of past losses as infrastructure costs were incurred in advance of obtaining customers.

         Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through December 31, 2006, including obtaining a secured line of credit, and reductions in discretionary expenditures, and additional debt financing. Management believes that these actions will enable the Company to meet its working capital needs through December 31, 2006. The Company is pursuing other refinancing opportunities to augment working capital.

         Additionally, one of the Company's majority stockholders has guaranteed to provide financial support to avoid any possible default action by Savings Bank of Mendocino County. In 2006, the Company obtained additional debt financing of $289,938.

         3.       INVENTORIES

         Inventories are stated at the lower of average cost or market and consist of the following:

                                     31-MAR-06               31-DEC-05
                                --------------------    ---------------------
            Raw Materials       $           488,800       $          447,900
            Beer-in-process                 199,600                  143,900
            Finished Goods                  552,300                  539,800
            Merchandise                      18,100                   19,800
                                --------------------    ---------------------
            TOTAL               $         1,258,800       $        1,151,400
                                ====================    =====================


         4.       LINE OF CREDIT AND NOTE PAYABLE

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

         The BFI Line of Credit has an initial term of twelve months, but it can be automatically extended, at the Company's option, for an unlimited number of additional twelve-month periods. However, BFI also retains the right to terminate the BFI Line of Credit at any time, upon 30 days' notice. The minimum monthly interest payment under the BFI Line of Credit is approximately $6,000. The BFI Facility carries an interest rate equal to the greater of 9.5%, or the prime rate announced in the Western edition of the Wall Street Journal plus 3.75 %, payable monthly. The facility is also subject to a monthly administrative fee of 0.40%.

         On May 6, 2005, the Company used the entire immediately available amount drawable under the BFI Facility to pay off the balance remaining outstanding under the CIT Group Line of Credit discussed below.

         BFI advanced the Company $200,000 under a promissory note on December 31, 2005 payable in weekly installments of $6,665 commencing in January 2006.

         BFI also advanced the Company an additional amount of $289,938 under another promissory note on April 5, 2006. This note is payable commencing in April 2006 in 18 weekly installments of $3,335 and 22 weekly installments of $10,000. A final installment of $9,908 is due on the maturity date, January 19, 2007. This note is secured by the collateral set forth in the Loan and Security agreement.

         The CIT Group/Credit Finance, Inc. provided MBC a $3,000,000 maximum line of credit secured by all accounts, general intangibles, inventory, and equipment of MBC except for the specific equipment and fixtures of the Company leased from Finova Capital Corporation, as well as by a second deed of trust on the Company's Ukiah land improvements. $1,484,000 of the line of credit was advanced to MBC as an initial term loan, which was repaid in full in consecutive monthly installments of $24,700. The Company used the proceeds from the BFI Facility to pay off the entire amount outstanding on May 6, 2005.

         On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended a temporary loan in the principal amount of $576,200 to MBC in order to finance a buy-out of equipment leased through Finova Capital Corporation. The lender has extended the loan until May 31, 2006. The rate of interest on the loan is prime plus 3%.

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

         On April 26, 2005, Royal Bank of Scotland ("RBS") provided an invoice discounting facility for a maximum amount of GBP 1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers. The initial term of the facility is for a period of one year after which the facility can be terminated by either party by providing the other party a notice of six months. The facility carries an interest rate of 1.38% above

RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of March 31, 2006 was approximately $2,242,200. The Company's credit agreement with RBS contains certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital; minimum amounts of tangible net worth; and maximum ratio of indebtedness to tangible net worth. As of March 31, 2006, certain financial covenants have not been met, and the bank has agreed in writing to continue RBS's lending relationship with UBSN.

         5.       LONG-TERM DEBT

         Maturities of long-term debt for succeeding years are as follows:


                                                                                     March 31, 2006           December 31, 2005
                                                                                --------------------------   ---------------------
Note to a bank; payable in monthly installments of $24,400, including interest at the Treasury Constant Maturity Index, plus 4.17% (currently
7.24%); maturing December 2012, with a balloon payment; secured by
substantially all of the assets of Mendocino Brewing Company                      $             2,134,100      $        2,168,400


Payable to the County of Mendocino in three annual installments of $143,600,
plus interest at 18%, beginning April 2006; maturing April 2008                                   430,900                 430,900

                                                                                --------------------------   ---------------------

                                                                                                2,565,000               2,599,300

Less current maturities                                                                           287,000                 284,400
                                                                                --------------------------   ---------------------

                                                                                  $             2,278,000      $        2,314,900
                                                                                ==========================   =====================



         6.       NOTES TO RELATED PARTY

         SUBORDINATED CONVERTIBLE NOTES PAYABLE

         Notes payable to a related party consist of unsecured convertible notes to United Breweries of America (UBA), with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The notes are convertible into common stock at $1.50 per share. The notes were extended until August 2005. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Savings Bank of Mendocino County and BFI line of credit. The BFI Line of Credit matures in May 2007 and the SBMC facility matures in the year 2012. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the BFI and SBMC facilities are repaid. Accordingly, the entire amount due under the Notes is classified as a long term liability. The notes include $679,000 and $636,800 of accrued interest at March 31, 2006 and December 31, 2005.

         5% NOTES PAYABLE

         Note payable also include an unsecured loan from Shepherd Neame Limited payable in annual installments of $104,400 with interest at 5% per year beginning June 2003 and maturing December 2012.

         7.       COMMITMENTS AND CONTINGENCIES

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

         The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; a sales office in Petaluma, California; land at its Saratoga Springs, New York, facility; a building in the United Kingdom; and certain personal property. The land lease includes a renewal option for two additional five-year periods, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index. The leases begin expiring in 2007.

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

         8.       RELATED-PARTY TRANSACTIONS

         MBC and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these were a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. UBSN is a party to a brewing agreement and a loan agreement with Shepherd Neame Limited ("Shepherd Neame"). Additional information about these transactions may be found in the Company's annual report on Form 10-K for the year ended December 31, 2005.

         The following table reflects the value of the transactions for the quarter ended March 31, 2006 and 2005 and the balances outstanding as of March 31, 2006 and 2005.


                                                                         2006                  2005
                                                                   ------------------    ------------------
Sales to Shepherd Neame                                            $         740,000     $         568,400
Purchases from Shepherd Neame                                      $       3,273,100     $       3,309,600
Expense reimbursement to Shepherd Neame                            $         264,100     $         241,900
Interest expense associated with UBA convertible notes payable     $          42,200     $          28,200
Accounts payable to Shepherd Neame                                 $       3,766,100     $       2,843,200
Accounts receivable from Shepherd Neame                            $         742,800     $         435,900


         9.       STOCKHOLDERS' EQUITY

         The following table summarizes equity transactions during the three months ended March 31, 2006.


                                  SERIES A
                               PREFERRED STOCK               COMMON STOCK             OTHER
                             --------------------    ---------------------------  COMPREHENSIVE     ACCUMULATED         TOTAL
                              SHARES     AMOUNT        SHARES         AMOUNT      INCOME / (LOSS)     DEFICIT           EQUITY
                             --------  ----------     --------      ----------   ----------------  --------------   --------------
Balance, December 31, 2005   227,600   $  227,600    11,473,914  $  14,747,300   $      130,400    $  (10,231,200)  $   4,874,100

Net Loss                           -            -             -              -               -           (228,900)       (228,900)

Currency Translation
Adjustment                         -            -             -              -           (6,300)                -          (6,300)
                             -------   ----------    ----------  -------------   ---------------   ---------------  --------------
Balance, March 31, 2006      227,600   $  227,600    11,473,914  $  14,747,300   $      124,100   $   (10,460,100)  $   4,638,900
                             ========  ==========    ==========  =============   ===============  ================  ==============


         The following table summarizes equity transactions during the three months ended March 31, 2005.



                                  SERIES A
                               PREFERRED STOCK               COMMON STOCK             OTHER
                             --------------------    ---------------------------  COMPREHENSIVE     ACCUMULATED         TOTAL
                              SHARES     AMOUNT        SHARES         AMOUNT      INCOME / (LOSS)     DEFICIT           EQUITY
                             --------  ----------     --------      ----------   ----------------  --------------   --------------
Balance, December 31, 2004   227,600   $  227,600    11,266,874  $  14,648,600   $      194,300    $   (8,916,500)  $   6,154,000

Common stock issued for
conversion of debt                 -            -       207,040         98,700                -                 -          98,700

Net Loss                           -            -             -              -                           (198,400)       (198,400)

Currency Translation
Adjustment                         -            -             -              -           (9,300)                -          (9,300)
                             -------   ----------    ----------  -------------   ---------------   ---------------  --------------
Balance, March 31, 2005      227,600   $  227,600    11,473,914  $  14,747,300   $      185,000   $    (9,114,900)  $   6,045,000
                             ========  ==========    ==========  =============   ===============  ================  ==============



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

         10.      STOCK OPTION PLAN

         Under the 1994 Stock Option Plan, which expired during 2004, the Company could issue options to purchase up to 1,000,000 shares of common stock. The Plan provided for both incentive stock options, as defined in Section 422 of the Internal Revenue Code, and options that did not qualify as incentive stock options.

         The exercise price of incentive options was no less than the fair-market value of the Company's stock at the date the option was granted, while the exercise price of non-statutory options was no less than 85% of the fair-market value per share on the date of grant. Options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock had an exercise price of no less than 110% of the fair-market value of the Company's stock at the date of grant. During 2002, 240,385 non-statutory stock options with a five-year term were issued to the independent members of the Board of Directors at the market price on the date of grant. All options were exercisable at the date of grant and expire in 2007.

         GENERAL OPTION INFORMATION

         The following is a summary of changes to outstanding stock options during the three months ended March 31, 2006:


                                                                                         WEIGHTED AVERAGE       AGGREGATE
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)    NUMBER OF       WEIGHTED AVERAGE          REMAINING          INTRINSIC
OPTIONS                                          SHARE OPTIONS      EXERCISE PRICE       CONTRACTUAL TERM         VALUE
                                                 --------------    ------------------    ------------------    -------------
Outstanding at December 31, 2005                       240,385     $            0.52                1.00       $          -
     Granted                                                 -                  -                   -                     -
     Exercised                                               -                  -                   -                     -
     Forfeited or expired                                    -                  -                   -                     -
                                                 --------------    ------------------    ------------------    -------------
Outstanding at March 31, 2006                          240,385                  0.52                0.75                  -
                                                 --------------    ------------------    ------------------    -------------
Vested and expected to vest at March 31, 2006          240,385                  0.52                0.75                  -
                                                 --------------    ------------------    ------------------    -------------
Options exercisable at March 31, 2006                  240,385     $            0.52                0.75       $          -
                                                 ==============    ==================    ==================    =============


         The aggregate intrinsic value is nil as of March 31, 2006, based on the Company's closing stock price of $0.16 on that date, and accordingly there is no pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was none.

         As of March 31, 2006, there was no unrecognized compensation cost.

         VALUATION AND EXPENSE INFORMATION UNDER SFAS 123(R)

         There was no stock compensation related to employee stock options under SFAS 123(R) for the three months ended March 31, 2006. In 2006, the Company has not issued any stock based compensation.

         PRO FORMA INFORMATION UNDER SFAS 123 FOR PERIOD PRIOR TO 2006

         The following table illustrates the effect on net loss and loss per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                               2005
                                                       --------------------
          Net income (loss) - as reported              $        (198,400)
          Compensation expense                                         -
                                                       --------------------

          Net income (loss) - pro forma                $        (198,400)
                                                       ====================

          Income (loss) per share - pro forma          $           (0.02)
                                                       ====================

         11.      SEGMENT INFORMATION

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


                                                              Three months ended March 31, 2006
                               -----------------------------------------------------------------------------------------------
                                   Domestic            European            Retail          Corporate &
                                 Operations           Territory         Operations           Others                 Total
                               ----------------    ----------------    --------------    ---------------    ------------------
 Net Sales                     $     2,813,900     $     4,420,500            37,700     $            -      $      7,272,100
 Operating Profit/(Loss)       $       225,000     $     (202,700)             1,900     $            -      $         24,200
 Identifiable Assets           $    12,759,000     $     7,961,000            61,700     $    2,058,000      $     22,839,700
 Depreciation &amortization    $       111,400     $       112,600             1,200     $        8,100      $        233,300
 Capital Expenditures          $         9,500     $       120,200                 -     $            -      $        129,700



                                                              Three months ended March 31, 2005
                               ------------------------------------------------------------------------------------------------
                                   Domestic           European             Retail           Corporate &            Total
                                 Operations          Territory          Operations            Others
                               ----------------    ---------------    ----------------    ---------------    ------------------

 Net Sales                     $     2,475,600     $    4,740,100     $        41,200     $            -     $       7,256,900
 Operating Profit/(Loss)       $      (71,600)     $      123,200     $         (500)     $            -     $          51,100
 Identifiable Assets           $    12,898,000     $    8,850,500     $       105,300     $    2,178,500     $      24,032,300
 Depreciation & amortization   $       117,700     $       96,700     $         1,200     $        8,100     $         223,700
 Capital Expenditures          $        34,200     $      157,500     $             -     $            -     $         191,700


         12.      UNRESTRICTED NET ASSETS

         The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $1,043,100 as of March 31, 2006. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earning drops below approximately $1,750,000. Condensed financial information of the parent company, Mendocino Brewing Company, Inc. together with its other subsidiary, Releta Brewing Company is as follows:


                                                                     March 31, 2006                 December 31, 2005
                                                                --------------------------    -------------------------------
                                                                      (unaudited)                        (audited)
                            Assets
Cash                                                             $                 8,900        $                    11,500
Accounts receivable                                                            1,683,600                          1,388,500
Inventories                                                                    1,258,800                          1,151,400
Other current assets                                                             125,500                            212,600
                                                                --------------------------    -------------------------------
     Total current assets                                                      3,076,800                          2,764,000

Investment in UBI                                                              1,225,000                          1,225,000
Property and equipment                                                        11,572,400                         11,682,900
Other assets                                                                     229,500                            245,700
                                                                --------------------------    -------------------------------
        Total assets                                             $            16,103,700        $                15,917,600
                                                                ==========================    ===============================

             Liabilities and Stockholders' Equity
Line of credit and note payable                                  $             2,215,800        $                 2,181,000
Accounts payable                                                               1,851,200                          1,486,000
Accrued liabilities                                                              749,600                            892,900
Current maturities of debt and leases                                            329,500                            352,800
                                                                --------------------------    -------------------------------
     Total current liabilities                                                 5,146,100                          4,912,700

Intercompany payable to UBI                                                    1,232,900                          1,319,500
Long-term debt and capital leases                                              2,292,900                          2,332,700
Notes payable to related party                                                 2,594,400                          2,552,300
                                                                --------------------------    -------------------------------
     Total liabilities                                                        11,266,300                         11,117,200
                                                                --------------------------    -------------------------------

     Stockholders' equity
Common stock                                                                  14,747,300                         14,747,300
Preferred stock                                                                  227,600                            227,600
Accumulated deficit                                                          (10,137,500)                       (10,174,500)
                                                                --------------------------    -------------------------------
     Total stockholders' equity                                                4,837,400                          4,800,400
                                                                --------------------------    -------------------------------
        Total liabilities and stockholders' equity               $            16,103,700        $                15,917,600
                                                                ==========================    ===============================


                   STATEMENTS OF OPERATIONS                                  QUARTER ENDED MARCH 31
                                                                --------------------------------------------------
                                                                        2006                       2005
                                                                ----------------------    ------------------------
                                                                     (unaudited)                (unaudited)
Net sales                                                       $           2,851,600     $            2,516,800
Cost of goods sold                                                          1,964,200                  1,785,300
Selling, marketing, and retail expenses                                       314,000                    353,500
General and administrative expenses                                           372,100                    469,900
                                                                ----------------------    ------------------------
     Income (loss) from operations                                            201,300                    (91,900)

Other income and (expense)                                                     33,600                     34,500
Interest expense                                                              197,900                    185,800
Provision for taxes                                                                 -                      1,800
                                                                ----------------------    ------------------------
        Net profit (loss)                                       $              37,000     $             (245,000)
                                                                ======================    ========================



 Statements of Cash Flows                                                           QUARTER ENDED MARCH 31
                                                                    ------------------------------------------------------
                                                                               2006                         2005
                                                                    -------------------------    -------------------------
                                                                           (unaudited)                   (unaudited)
 Cash flows from operating activities                               $                121,900     $               (167,300)
 Purchase of property and equipment                                                   (9,500)                     (34,200)
 Net borrowing (repayment) on line of credit                                          34,800                     (243,100)
 Repayment on long term debt                                                         (34,300)                     (42,600)
 Payment on obligation under capital lease                                           (28,800)                     (20,100)
 Borrowing on related party note                                                           -                      400,000
 Net change in payable to UBI                                                        (86,700)                     (11,500)
                                                                    -------------------------    -------------------------
 Increase (decrease) in cash                                                          (2,600)                    (118,800)
 Cash, beginning of period                                                            11,500                      286,000
                                                                    -------------------------    -------------------------
 Cash, end of period                                                $                  8,900     $                167,200
                                                                    =========================    =========================



         13.      SUBSEQUENT EVENTS

         On April 5, 2006 BFI advanced the Company $289,900 under another promissory note repayable in 39 weekly installments. The note bears interest of 3.75% over the prime rate per annum. The proceeds from the financing were used to pay property taxes in California.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

          o The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company's evaluation is based on an estimate of the future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Long-lived assets are written down to their estimated net fair value calculated using a discounted future cash flow analysis in the event of an impairment. If circumstances related to the Company's long-lived assets change, the Company's valuation of the long-lived assets could materially change.

          o The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. This evaluation is based on an assessment of the Company's ability to generate future U.S. taxable income. Results of operations in recent years are considered in the assessment. The Company records a valuation allowance for the portion of its deferred tax assets that do not meet the recognition criteria of SFAS No. 109, "Accounting for Income Taxes." If circumstances related to the Company's ability to generate future U.S. taxable income change, the Company's evaluation of its deferred tax assets could materially change.

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

         CHANGES IN 2006

         On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in the Company's statement of operations as the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

         These accounting policies are applied consistently for all periods presented. The Company's operating results would be affected if other alternatives were used. Information about the impact on operating results is included in the footnotes to the Company's consolidated financial statements.

         SEGMENT INFORMATION

         Prior to 2001, the Company's business operations were exclusively located in the United States, where it was divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of United Breweries International(UK), Ltd. ("UBI") in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 60% and 64% of the Company's gross sales during the first quarter of 2006 and 2005 respectively, with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 40% and 36% during the first quarter of 2006 and 2005, respectively. With expanded wholesale distribution of beer and the closure of the restaurant at Hopland Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

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

         SUMMARY OF FINANCIAL RESULTS

         The Company ended the first quarter of 2006 with a net loss of $228,900, as compared to a net loss of $198,400 for the same period in 2005. As set forth more fully under "Results of Operations," below, during the first quarter of 2006 the Company experienced an increase in gross sales of $22,000 as compared to the first quarter of 2005. Costs of goods sold increased by $26,900, marketing costs decreased by $57,700, general and administrative costs increased by $72,900, and interest expenses increased by $33,800, all of which contributed to the net loss for the period.

         RESULTS OF OPERATIONS

         The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.

                                                   --------------------------------------
                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                   --------------------------------------
                                                        2006                  2005
     STATEMENTS OF OPERATIONS DATA:
     Sales                                             102.15%                 102.06%
     Less Excise taxes                                   2.15%                   2.06%
                                                       ------                  ------
     NET SALES                                         100.00%                 100.00%
     Costs of Sales                                     68.94%                  68.71%
                                                       ------                  ------
     GROSS PROFIT                                       31.06%                  31.29%
                                                       ------                  ------
     Marketing                                          17.31%                  18.14%
     General and Administrative  Expense                13.42%                  12.45%
     PROFIT / (LOSS) FROM OPERATIONS                     0.33%                   0.70%
     Other (Income) / Expense                            0.02%                 (0.02)%
     Interest Expense                                    3.50%                   3.04%
                                                       ------                  ------
     Loss before income taxes                          (3.15)%                 (2.32)%
     Provision for income taxes                            --                    0.42%
                                                       (3.15)%                 (0.03)%
     NET LOSS                                          ------                  ------
                                                       (0.09)%                 (0.13)%
     Other Comprehensive Loss                          ------                  ------
                                                       (3.24)%                 (0.03)%
     COMPREHENSIVE LOSS                                ======                  ======



                                                 --------------------------------------------
                                                                      MARCH 31,
                                                 --------------------------------------------
                                                            2006                    2005
     BALANCE SHEET DATA:
     Cash and Cash Equivalents                     $          246,600       $      1,249,300
     Working Capital                               $       (3,213,600)      $     (1,877,400)
     Property and Equipment                        $       13,138,900       $      13,472,700
     Deposits and Other Assets                     $          356,600       $        278,200
     Total Assets                                  $       22,839,700       $      24,032,300
     Long-term Debt (less current maturities)      $        2,278,000       $       2,565,000
     Capital Lease (less current maturities)       $          144,500       $          52,500
     Total Liabilities                             $       18,200,800       $      17,987,300
     Accumulated Deficit                           $      (10,460,100)      $     (9,114,900)
     Stockholder's equity                          $        4,638,900       $      6,045,000


         NET SALES

         Overall net sales for the first quarter of 2006 were $7,272,100, an increase of $15,200, or 0.2%, compared to $7,256,900 for the first quarter of 2005.

         DOMESTIC OPERATIONS. Domestic net sales for first quarter of 2006 were $2,851,600 compared to $2,516,800 for the same period in 2005, an increase of $334,800, or 13.3%. The sales volume increased to 15,306 barrels in the first quarter of 2006 from 13,370 barrels in the first quarter of 2005, representing an increase of 1,936 barrels, or 14.48%. Of the numerical barrel increase, sales of the Company's brands increased by 452 barrels; Kingfisher sales increased by 758 barrels and contract brands sales increased by 726 barrels.

         EUROPEAN TERRITORY: Net sales for the first quarter of 2006 were $4,420,500 (GBP 2,520,800) compared to $4,740,100 (GBP 2,507,400) during the corresponding period of 2005, a decrease of $319,600, or 6.74% mainly due to exchange rate fluctuations. During the first quarter of 2006, UBSN sold 15,401 barrels compared to 15,292 barrels (including 719 barrels of Sun Lik beer) during the first quarter of 2005. As of April 1, 2005, Shepherd Neame terminated the distribution arrangements entered with UBSN for the distribution of Sun Lik beer; as a result the Company no longer distributes Sun Lik beer. If measured on a constant exchange rate basis, net sales for the first quarter of 2006 would have increased 0.53% from the first quarter of 2005.

         COST OF GOODS SOLD

         Cost of goods sold as a percentage of net sales during the first quarter of 2006 was 68.94%, as compared to 68.71% during the corresponding period of 2005.

         DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the United States during the first quarter of 2006 was 68.88%, as compared to 70.94%, during the corresponding period of 2005, representing a decrease of 2.06% mainly due to higher volume and improved efficiencies at the Saratoga Springs brewery.

         EUROPEAN TERRITORY: Cost of goods sold as a percentage of net sales in the United Kingdom during the first quarter of 2006 was 69.56%, as compared to 67.95% during the corresponding period of 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), mainly due to increases in the purchase price of the products purchased from Shepherd Neame which were not able to be fully offset by increases in the price of our products.

         GROSS PROFIT

         As a result of the higher cost of goods sold described above, gross profit for the first quarter of 2006 decreased to $2,258,800, from $2,270,500 during the corresponding period of 2005, representing a decrease of 0.52%. As a percentage of net sales, gross profit during the first quarter of 2006 decreased to 31.06% as compared to 31.29% for the first quarter of 2005.

         OPERATING EXPENSES

         Operating expenses for the first quarter of 2006 were $2,234,600, an increase of $15,200, or 0.68%, as compared to $2,219,400 for the corresponding period of the year 2005. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

         MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of salesmen's salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and the Company's tavern and tasting room expenses. Such expenses for the first quarter of 2006 were $1,258,500, as compared to $1,316,200 for the first quarter of 2005, representing a decrease of $57,700 or 4.38%. These expenses were equal to 17.31% of net sales for the first quarter of the year 2006, as compared to 18.14% in the first quarter of 2005.

         DOMESTIC OPERATIONS: Expenses for the first quarter of 2006 were $314,000 compared to $353,500 during the corresponding period of 2005, representing a decrease of $39,500. As a percentage of net sales in the United States, the expenses decreased to 11.01% during the first quarter of 2006, compared to 14.05% during the corresponding period of 2005. The reduction was due to temporarily reduced salary expenses due to a reduction in personnel and reduced advertising and promotional expenses.

         EUROPEAN TERRITORY: Expenses for the first quarter of 2006 were $944,500 compared to $962,700 during the corresponding period of 2005, representing a marginal decrease of $18,200 mainly due to exchange rate fluctuation. As a percentage of net sales in the United Kingdom, the expenses increased to 21.37% during the first quarter of 2006 compared to 20.31% during the corresponding period of 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

         GENERAL AND ADMINISTRATIVE EXPENSES: The Company's general and administrative expenses were $976,100 for the first quarter of 2006, representing an increase of $72,900, or 8.07%, over $903,200 for the corresponding period in 2005. These expenses were equal to 13.42% of net sales for the first quarter of the year 2006, as compared to 12.45% in the first quarter of 2005.

         DOMESTIC OPERATIONS. Domestic general and administrative expenses were $426,100 for the first quarter of 2006, representing a decrease of $43,800, or 9.32%, over $469,900 for the first quarter of 2005. The decrease was primarily due to decreased legal expenses associated with the settlement of a legal dispute with a distributor in 2004 which expenses were incurred in 2005.

         EUROPEAN TERRITORY. General and administrative expenses related to the European Territory were $550,000 for the first quarter of 2006, representing an increase of $116,700, or 26.93%, as compared to $433,300 for the first quarter of 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increases were mainly due to increases in salary due to additional personnel, audit fees and depreciation.

         OTHER EXPENSES

         Other expenses for the first quarter of 2006 totaled $253,100, representing an increase of $33,800 when compared to the first quarter of 2005 mainly due to an increase in interest expenses as a result of increased borrowings and increased interest rates under the Company's lines of credit.

         INCOME TAXES

         The Company has not made any provision for income taxes for the first quarter of 2006, compared to $30,200 for the first quarter of 2005.

         NET LOSS

         The Company's net loss for the first quarter of 2006 was $228,900, as compared to a net loss of $198,400 for the first quarter of 2005. After providing for a negative foreign currency translation adjustment of $6,300 during the first quarter of 2006 (as compared to a negative adjustment of $9,300 for the same period in 2005), the comprehensive loss for the first quarter of 2006 was $235,200, compared to a loss of $207,700 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

         Unused capacity at the Ukiah and Saratoga Springs facilities has continued to place demands on the Company's working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital. The Company has entered into a substantial number of loans, lines of credit, other credit facilities, and lease agreements over the last several years. In order to continue its operations, the Company will have to make timely payments of its debt and lease commitments as they fall due. Any breach of a loan or lease which actually leads to default, or to an attempt by a creditor to exercise its rights in the Company's tangible or intangible assets, could potentially make it difficult, at least in the short term, for the Company to continue its operations.

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

         The BFI Line of Credit had an initial term of twelve months, and has been extended for an additional twelve-month period, and may automatically extend for an unlimited number of additional twelve-month periods. However, BFI retains the right to terminate the BFI Line of Credit at any time, upon 30 days' notice. The minimum monthly interest payment under the BFI Line of Credit is approximately $6,000. The BFI Facility carries an interest rate equal to the greater of 9.5%, or the prime rate announced in the Western edition of the Wall Street Journal plus 3.75 %, payable monthly. The facility is also subject to a monthly administrative fee of 0.40%.

         On May 6, 2005, the Company used the entire immediately available amount drawable under the BFI Facility to pay off the balance remaining outstanding under a CIT Group Line of Credit.

         BFI advanced the Company $200,000 under a promissory note on December 31, 2005. The BFI Note is payable in weekly installments of $6,665, and the Company began paying such installments in January 2006.

         BFI also advanced the Company an additional amount of $289,937.70 under another promissory note on April 5, 2006. This note is payable in 17 weekly installments of $3,335.00 and 22 weekly installments of $10,000. The Company began paying such weekly installments in April 2006. A final installment of $9,908 is due on the maturity date, January 19, 2007. This note is secured by the collateral set forth in the Loan and Security agreement.

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

         As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of March 31, 2006 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $679,000, for a total of $2,594,400.

         The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of March 31, 2006, the outstanding principal and interest on the notes was convertible into 1,729,580 shares of the Company's Common Stock. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

         The UBA Notes require the Company to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted the Company to capitalize all accrued interest; therefore, the Company has borrowed the maximum amount available under the facility. Upon maturity of any UBA Notes, unless UBA has given the Company prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Note may be converted, at the option of UBA, into shares of the Company's common stock. If UBA does not elect to so convert any UBA Notes upon maturity, it has the option to extend the term of such notes for any period of time mutually agreed upon by UBA and the Company. During the extended term of any note, UBA has the right to require the Company to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty
(60) days.

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

         LONG TERM DEBT: MBC has obtained a $2.7 million loan from Savings Bank of Mendocino County ("SBMC"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan is payable in partially amortizing monthly installments of $24,443 including interest at the rate of 7.24%, maturing December 2012 with a balloon payment in the amount of $932,600. The interest rate is adjusted on every five year anniversary of the agreement to the Treasury Constant Maturity Rate plus 4.17%. The amount of the balloon payment will vary depending on the change in interest rates over the years. In addition to the Ukiah land and facility, this loan is secured by some of the other assets of the Company (other than the Releta facility), including, without limitation, most of the Company's equipment. The amount outstanding as of March 31, 2006 on this facility was $2,134,100.

OTHER LOANS AND CREDIT FACILITIES.

         SAVINGS BANK OF MENDOCINO TEMPORARY LOAN: On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended a temporary loan in the principal amount of $576,200 to MBC in order to finance a buy-out of equipment leased through Finova Capital Corporation. The lender has extended the loan until May 31, 2006. The rate of interest on the loan is prime plus 3%. The Company currently is engaged in negotiations to extend the loan; if the Company is not able to extend the loan, there may be a material adverse effect on the Company.

         ROYAL BANK OF SCOTLAND FACILITY: Royal Bank of Scotland ("RBS") provided UBSN with a GBP 1,750,000 maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable. UBSN utilized the proceeds of this facility to settle a credit facility with Nedbank Limited, a South African registered company, on April 26, 2005. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon six months' written notice.

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

         WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 10.58% for the first quarter of 2006 and 8.53% for the corresponding period in 2005. For loans primarily associated with the Company's European territory, the weighted average rate paid was 6.1% for the first quarter of 2006 and the corresponding period in 2005.

         KEG MANAGEMENT ARRANGEMENT: The Company entered into a five-year keg management agreement with MicroStar Keg Management LLC as of September 1, 2004. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If, on any given month, the agreement is not extended and terminates, the Company is required to purchase a certain number of kegs from MicroStar. The Company would probably finance the purchase through debt or lease financing, if available. However, there can be no assurance that the Company will be able to finance the purchase of kegs. Failure to purchase the necessary kegs from MicroStar on termination of the agreement is likely to have a material adverse effect on the Company.

         CURRENT RATIO: The Company's ratio of current assets to current liabilities on March 31, 2006 was 0.74 to 1.0 and its ratio of total assets to total liabilities was 1.25 to 1.0. On March 31, 2005, the Company's ratio of current assets to current liabilities was 0.85 to 1.0 and its ratio of total assets to total liabilities was 1.34 to 1.0.

         OVERDUE PROPERTY TAXES: As of June 30, 2003, the delinquent property taxes due on the Company's Ukiah property, including penalties and interest, totaled $718,100, representing overdue taxes for the period from April 1999 to June 2003. On July 31, 2003, the Company entered into a payment plan to settle these issues, pursuant to which it made an initial payment to the County of $143,600. In April 2006, the Company made payment of the 2006 installment, plus interest, for a total payment of $221,200. The remaining balance of the overdue taxes will be paid in two annual installments, due on or before April 10, 2007 and 2008, respectively, each representing 20% or more of the original overdue balance, along with accrued interest calculated at 18% per year.
 Failure to timely pay any installment or any current property taxes may result in the County selling the Company's Ukiah property to satisfy this outstanding debt.

         RESTRICTED NET ASSETS: The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $1,043,100 as of March 31, 2006. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if UBSN's retained earnings drop below approximately $1,750,000.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of March 31, 2006, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has some interest-related market risk due to floating interest rate debt totaling $6,373,400 as of March 31, 2006.

         INTEREST RATE RISK

         The Company had total debt as of March 31, 2006 of $9,668,900 of which $6,373,400 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 3% or prime plus 3.75%). Its long-term debt (including current portion) as of March 31, 2006 totaled $5,210,900, of which $3,295,500 had fixed rates of interest and of which the balance of $1,915,400 were subject to variable rates. Short term debts amounted to $4,458,000 which were subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $63,700 in interest expense on the Company's variable rate loans.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION OF DOCUMENT
3.1         (T)     Articles of Incorporation of the Company, as amended.
3.2         (T)     Bylaws of the Company, as amended.
10.1        (A)     Mendocino Brewing Company Profit Sharing Plan.
10.2        (T)     Amended 1994 Stock Option Plan
10.3        (A)     Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4                [Intentionally omitted]
10.5        (B)     Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6                [Intentionally omitted]
10.7        (C)     Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as
                    Exhibit 19.2).
10.8        (D)     Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company
                    LLC.
10.9        (E)     Agreement between United Breweries of America Inc. and Releta Brewing Company LLC
                    regarding payment of certain liens.
10.10       (F)     Keg Management Agreement with MicroStar Keg Management LLC.
10.11       (G)     Agreement to Implement Condition of Approval No. 37 of the Site Development Permit
                    95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12       (H)     Manufacturing Business Expansion and Relocation Agreement with the City of Ukiah.
10.13       (H)     Manufacturing Business Expansion and Relocation Agreement with the Ukiah Redevelopment
                    Agency.
10.14       (I)     $2,700,000 Note in favor of the Savings Bank of Mendocino County.
10.15       (I)     Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino
                    County.
10.16               [Intentionally omitted]
10.17               [Intentionally omitted]
10.18               [Intentionally omitted]
10.19       (K)     Investment Agreement with United Breweries of America, Inc.
10.20               [Intentionally omitted]
10.21       (K)     Registration Rights Agreement Among the Company, United Breweries of America, Inc., H.
                    Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
10.22       (L)     Indemnification Agreement with Vijay Mallya.
10.23       (L)     Indemnification Agreement with Michael Laybourn.
10.24       (L)     Indemnification Agreement with Jerome Merchant.
10.25       (L)     Indemnification Agreement with Yashpal Singh.
10.27       (L)     Indemnification Agreement with Robert Neame.



EXHIBIT
NUMBER
                    DESCRIPTION OF DOCUMENT
10.28       (L)     Indemnification Agreement with Sury Rao Palamand.
10.29       (L)     Indemnification Agreement with Kent Price.
10.30               [Intentionally omitted]
10.31               [Intentionally omitted]
10.32               [Intentionally omitted]
10.33       (N)     Employment Agreement with Yashpal Singh.
10.35       (O)     Master Loan Agreement between the Company and the United Breweries of America Inc.
10.36       (O)     Convertible Note in favor of the United Breweries of America Inc. dated Sept. 7, 1999
10.37       (P)     Convertible Note in favor of the United Breweries of America Inc. dated October 21, 1999
10.38       (P)     Convertible Note in favor of the United Breweries of America Inc. dated November 12,
                    1999
10.39       (P)     Convertible Note in favor of the United Breweries of America Inc. dated December 17,
                    1999
10.40       (P)     Convertible Note in favor of the United Breweries of America Inc. dated December 31,
                    1999
10.41       (P)     Convertible Note in favor of the United Breweries of America Inc. dated February 16,
                    2000
10.42       (P)     Convertible Note in favor of the United Breweries of America Inc. dated February 17,
                    2000
10.43       (P)     Convertible Note in favor of the United Breweries of America Inc. dated April 28, 2000
10.44       (P)     First Amendment to Master Loan Agreement between the Company and United Breweries of
                    America, Inc., dated April 28, 2000
10.45       (Q)     Convertible Note in favor of the United Breweries of America Inc. dated September 11,
                    2000
10.46       (Q)     Convertible Note in favor of the United Breweries of America Inc. dated September 30,
                    2000
10.47       (Q)     Convertible Note in favor of the United Breweries of America Inc. dated December 31,
                    2000
10.48       (Q)     Convertible Note in favor of the United Breweries of America Inc. dated February 12,
                    2001
10.49       (R)     Convertible Note in favor of the United Breweries of America Inc. dated July 1, 2001
10.50       (S)     Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of
                    America, Inc., dated as of December 28, 2001
10.51       (S)     Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino
                    Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002
10.52       (T)     License Agreement between United Breweries Limited and United Breweries International
                    (U.K.), Limited
10.53       (T)     Supplemental Agreement to License Agreement between United Breweries Limited and United
                    Breweries International (U.K.), Limited

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

EXHIBIT
NUMBER
                    DESCRIPTION OF DOCUMENT
10.74       (BB)    Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United
                    Breweries of America, Inc., dated March 2, 2005
10.75       (CC)    Loan and Security Agreement (Accounts Receivable and Inventory Line of Credit) dated
                    May 5, 2005 between the Company and BFI Business Finance
10.76       (DD)    Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services
                    Limited and UBSN Limited, dated April 26, 2005
10.77       (FF)    Secured Promissory Note in favor of BFI Business Finance, dated December 27, 2005
10.78       (FF)    Secured Promissory Note in favor of BFI Business Finance, dated April 5, 2006
14.1        (V)     Code of Ethics
31.1         *      Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2         *      Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1         *      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2         *      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(CC) The Company's Annual Report on Form 10-K/A for the period ended December 31, 2004

(DD) The Company's Quarterly Report on form 10-Q for the period ended June 30, 2005

(EE) The Company's Quarterly Report on form 10-Q for the period ended September 30, 2005

(FF) The Company's Annual Report on Form 10-K for the period ended December 31, 2005

* filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MENDOCINO BREWING COMPANY, INC.


Dated:  May 22, 2006                        By:  /S/ YASHPAL SINGH
                                                 -----------------
                                                 Yashpal Singh
                                                 President, Director and Chief
                                                 Executive Officer



Dated:  May 22, 2006                        By: /S/ N.MAHADEVAN
                                                ---------------
                                                 N. Mahadevan
                                                 Chief Financial Officer and
                                                 Secretary

                                  EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION OF DOCUMENT
3.1        (T)     Articles of Incorporation of the Company, as amended.
3.2        (T)     Bylaws of the Company, as amended.
10.1       (A)     Mendocino Brewing Company Profit Sharing Plan.
10.2       (T)     Amended 1994 Stock Option Plan
10.3       (A)     Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4               [Intentionally omitted]
10.5       (B)     Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6               [Intentionally omitted]
10.7       (C)     Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as
                   Exhibit 19.2).
10.8       (D)     Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company
                   LLC.
10.9       (E)     Agreement between United Breweries of America Inc. and Releta Brewing Company LLC
                   regarding payment of certain liens.
10.10      (F)     Keg Management Agreement with MicroStar Keg Management LLC.
10.11      (G)     Agreement to Implement Condition of Approval No. 37 of the Site Development Permit
                   95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12      (H)     Manufacturing Business Expansion and Relocation Agreement with the City of Ukiah.
10.13      (H)     Manufacturing Business Expansion and Relocation Agreement with the Ukiah Redevelopment
                   Agency.
10.14      (I)     $2,700,000 Note in favor of the Savings Bank of Mendocino County.
10.15      (I)     Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino
                   County.
10.16              [Intentionally omitted]
10.17              [Intentionally omitted]
10.18              [Intentionally omitted]
10.19      (K)     Investment Agreement with United Breweries of America, Inc.
10.20              [Intentionally omitted]
10.21      (K)     Registration Rights Agreement Among the Company, United Breweries of America, Inc., H.
                   Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
10.22      (L)     Indemnification Agreement with Vijay Mallya.
10.23      (L)     Indemnification Agreement with Michael Laybourn.
10.24      (L)     Indemnification Agreement with Jerome Merchant.
10.25      (L)     Indemnification Agreement with Yashpal Singh.
10.27      (L)     Indemnification Agreement with Robert Neame.
10.28      (L)     Indemnification Agreement with Sury Rao Palamand.
10.29      (L)     Indemnification Agreement with Kent Price.
10.30              [Intentionally omitted]

EXHIBIT
NUMBER             DESCRIPTION OF DOCUMENT
10.31              [Intentionally omitted]
10.32              [Intentionally omitted]
10.33      (N)     Employment Agreement with Yashpal Singh.
10.35      (O)     Master Loan Agreement between the Company and the United Breweries of America Inc.
10.36      (O)     Convertible Note in favor of the United Breweries of America Inc. dated Sept. 7, 1999
10.37      (P)     Convertible Note in favor of the United Breweries of America Inc. dated October 21, 1999
10.38      (P)     Convertible Note in favor of the United Breweries of America Inc. dated November 12,
                   1999
10.39      (P)     Convertible Note in favor of the United Breweries of America Inc. dated December 17,
                   1999
10.40      (P)     Convertible Note in favor of the United Breweries of America Inc. dated December 31,
                   1999
10.41      (P)     Convertible Note in favor of the United Breweries of America Inc. dated February 16,
                   2000
10.42      (P)     Convertible Note in favor of the United Breweries of America Inc. dated February 17,
                   2000
10.43      (P)     Convertible Note in favor of the United Breweries of America Inc. dated April 28, 2000
10.44      (P)     First Amendment to Master Loan Agreement between the Company and United Breweries of
                   America, Inc., dated April 28, 2000
10.45      (Q)     Convertible Note in favor of the United Breweries of America Inc. dated September 11,
                   2000
10.46      (Q)     Convertible Note in favor of the United Breweries of America Inc. dated September 30,
                   2000
10.47      (Q)     Convertible Note in favor of the United Breweries of America Inc. dated December 31,
                   2000
10.48      (Q)     Convertible Note in favor of the United Breweries of America Inc. dated February 12,
                   2001
10.49      (R)     Convertible Note in favor of the United Breweries of America Inc. dated July 1, 2001
10.50      (S)     Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of
                   America, Inc., dated as of December 28, 2001
10.51      (S)     Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino
                   Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002
10.52      (T)     License Agreement between United Breweries Limited and United Breweries International
                   (U.K.), Limited
10.53      (T)     Supplemental Agreement to License Agreement between United Breweries Limited and United
                   Breweries International (U.K.), Limited
10.54      (T)     Distribution Agreement between United Breweries International (U.K.), Limited. and
                   UBSN, Ltd.

EXHIBIT
NUMBER             DESCRIPTION OF DOCUMENT
10.55      (T)     Supplemental Agreement to Distribution Agreement between United Breweries International
                   (U.K.), Limited. and UBSN, Ltd.
10.56      (T)     Market Development, General and Administrative Services Agreement between Mendocino
                   Brewing Company, Inc. and UBSN, Ltd.
10.57      (T)     Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United
                   Breweries International (U.K.), Limited. and UBSN, Ltd.
10.58      (T)     Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among
                   Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59      (T)     Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60      (T)     Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61      (T)     Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of  America,
                   Inc. and Mendocino Brewing Company, Inc.
10.62      (U)     First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement
                   between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated
                   November 13, 2002.
10.63      (U)     Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement
                   between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated
                   March, 2003.
10.64              [Intentionally omitted]
10.65      (V)     Commitment Letter from United Breweries of America, Inc. dated March 31, 2004.
10.66              [Intentionally omitted]
10.67      (W)     Revised Promissory Note in favor of Savings Bank of Mendocino County, dated as of July
                   20, 2004
10.68      (X)     Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement
                   between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of August  14, 2004
10.69      (Y)     Settlement Agreement and Release between the Company and House of Daniels, Inc., dba
                   Golden Gate Distributing Company, dated as of November 1, 2004
10.70      (Z)     Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71              [Intentionally omitted]
10.72      (Z)     Revised Promissory Note in favor of Savings Bank of Mendocino County, dated as of
                   November 1, 2004
10.73      (AA)    Settlement Agreement and Release, effective as of December 9, 2004
10.74      (BB)    Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United
                   Breweries of America, Inc., dated March 2, 2005


EXHIBIT
NUMBER             DESCRIPTION OF DOCUMENT
10.75      (CC)    Loan and Security Agreement (Accounts Receivable and Inventory Line of Credit) dated
                   May 5, 2005 between the Company and BFI Business Finance
10.76      (DD)    Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services
                   Limited and UBSN Limited, dated April 26, 2005
10.77      (FF)    Secured Promissory Note in favor of BFI Business Finance, dated December 27, 2005
10.78      (FF)    Secured Promissory Note in favor of BFI Business Finance, dated April 5, 2006
14.1       (V)     Code of Ethics
31.1        *      31.1     Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2        *      Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1        *      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2        *      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(CC) The Company's Annual Report on Form 10-K/A for the period ended December 31, 2004

(DD) The Company's Quarterly Report on form 10-Q for the period ended June 30, 2005

(EE) The Company's Quarterly Report on form 10-Q for the period ended September 30, 2005

(FF) The Company's Annual Report on Form 10-K for the period ended December 31, 2005

* filed herewith