Form 10-Q
period 2006-06-30
MENDOCINO BREWING CO INC
filed 2006-08-14
CIK 919134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
                                                 -------------
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from                      to
                                      ----------------------  ------------------

                         Commission file number 1-13636


                         MENDOCINO BREWING COMPANY, INC.
             (Exact name of Registrant as Specified in its Charter)


            CALIFORNIA                                    68-0318293
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, see definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer |_|   Accelerated Filer |_|   Non-Accelerated Filer |X|

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of August 14, 2006 is 11,473,914.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.
         ---------------------

                                                MENDOCINO BREWING COMPANY, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                       JUNE 30,              DECEMBER 31,
                                                                                         2006                    2005
                                                                                  --------------------    --------------------
                                     ASSETS                                           (unaudited)              (audited)
CURRENT ASSETS
     Cash                                                                         $           175,500     $           247,700
     Accounts receivable, allowance for doubtful
        accounts of $608,800 and $54,900, respectively                                      7,470,200               7,051,500
     Inventories                                                                            1,270,200               1,151,400
     Prepaid expenses                                                                         757,300                 548,500
                                                                                  --------------------    --------------------
           Total Current Assets                                                             9,673,200               8,999,100
                                                                                  --------------------    --------------------

PROPERTY AND EQUIPMENT                                                                     13,207,600              13,185,600
                                                                                  --------------------    --------------------

OTHER ASSETS
     Deferred income taxes                                                                    124,800                 116,000
     Deposits and other assets                                                                165,700                 179,200
     Intangibles net of amortization                                                           74,100                  77,500
                                                                                  --------------------    --------------------
           Total Other Assets                                                                 364,600                 372,700
                                                                                  --------------------    --------------------
              Total Assets                                                        $        23,245,400     $        22,557,400
                                                                                  ====================    ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Lines of credit                                                              $         4,494,100     $         3,774,000
     Note payable                                                                             576,200                 576,200
     Accounts payable                                                                       6,302,500               5,491,800
     Accrued liabilities                                                                    1,760,200               1,714,800
     Current maturities of notes to related parties                                           110,900                 103,100
     Current maturities of obligations under long-term debt                                   289,600                 284,400
     Current maturities of obligations under capital leases                                   129,100                 131,600
                                                                                  --------------------    --------------------
           Total Current Liabilities                                                       13,662,600              12,075,900

LONG-TERM LIABILITIES
     Notes to related party                                                                 3,194,100               3,171,000
     Long term debt, less current maturities                                                2,096,900               2,314,900
     Obligations under capital lease less current maturities                                  146,500                 121,500
                                                                                  --------------------    --------------------
           Total Long-Term Liabilities                                                      5,437,500               5,607,400

              Total Liabilities                                                            19,100,100              17,683,300
                                                                                  --------------------    --------------------

STOCKHOLDERS' EQUITY

     Preferred stock, Series A, no par value, with aggregate liquidation preference of $227,600;10,000,000 shares authorized,
        227,600 shares issued and outstanding                                                 227,600                 227,600
     Common stock, no par value:30,000,000 shares authorized,
        11,473,914 shares issued and outstanding                                           14,747,300              14,747,300
     Accumulated comprehensive income                                                          87,000                 130,400
     Accumulated deficit                                                                  (10,916,600)            (10,231,200)
                                                                                  --------------------    --------------------
              Total Stockholders' Equity                                                    4,145,300               4,874,100
                                                                                  --------------------    --------------------

                 Total Liabilities and Stockholders' Equity                       $        23,245,400     $        22,557,400
                                                                                  ====================    ====================


         See accompanying notes to these condensed financial statements.

                                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        June 30                             June 30
                                               2006               2005              2006             2005
                                            ------------      ------------      ------------      ------------
SALES                                       $  8,504,200      $  8,408,800      $ 15,932,300      $ 15,814,900

EXCISE TAXES                                     175,600           168,200           331,600           317,400
                                            ------------      ------------      ------------      ------------
NET SALES                                      8,328,600         8,240,600        15,600,700        15,497,500

COST OF GOODS SOLD                             5,846,900         5,538,400        10,860,200        10,524,800
                                            ------------      ------------      ------------      ------------
GROSS PROFIT                                   2,481,700         2,702,200         4,740,500         4,972,700
                                            ------------      ------------      ------------      ------------
OPERATING EXPENSES
     Marketing and distribution                1,104,700         1,276,800         2,363,200         2,593,000
     General and administrative                1,562,100           969,300         2,538,200         1,872,500
                                            ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                       2,666,800         2,246,100         4,901,400         4,465,500
                                            ------------      ------------      ------------      ------------
INCOME  (LOSS) FROM OPERATIONS                  (185,100)          456,100          (160,900)          507,200
                                            ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE)
     Other income                                 14,200            36,400            16,600            41,000
     Profit (Loss) on sale of equipment             --              (5,900)           (1,100)           (9,200)
     Interest expense                           (285,200)         (233,000)         (539,600)         (453,600)
                                            ------------      ------------      ------------      ------------
TOTAL OTHER EXPENSES                            (271,000)         (202,500)         (524,100)         (421,800)
                                            ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES               (456,100)          253,600          (685,000)           85,400
PROVISION FOR INCOME TAXES                           400            41,500               400            71,700
                                            ------------      ------------      ------------      ------------
NET INCOME (LOSS)                           $   (456,500)     $    212,100      $   (685,400)     $     13,700
                                            ------------      ------------      ------------      ------------
OTHER COMPREHENSIVE (LOSS),  net of tax

Foreign Currency Translation Adjustment          (37,100)          (76,100)          (43,400)          (85,400)
                                            ------------      ------------      ------------      ------------
COMPREHENSIVE INCOME (LOSS)                 $   (493,600)     $    136,000      $   (728,800)     $    (71,700)
                                            ============      ============      ============      ============

NET INCOME (LOSS) PER COMMON SHARE             $ ( 0.04)      $       0.02      $      (0.06)     $       0.00
                                            ============      ============      ============      ============
DILUTED NET INCOME (LOSS)
PER COMMON SHARE                            $      (0.04)     $       0.02      $      (0.06)     $       0.00
                                            ============      ============      ============      ============

         See accompanying notes to these condensed financial statements.



                   MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                         Six Months Ended June 30
                                                           2006           2005
                                                         ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (Loss)                                   $(685,400)     $  13,700
       Adjustments to reconcile net income (loss) to
       net cash from operating activities:
         Depreciation and amortization                     471,200        453,800
       Allowance for doubtful accounts                     554,300          9,000
       Loss (Profit) on sale of assets                       1,100          9,200
       Interest accrued on related party notes              87,100         63,200
       Changes in:
         Accounts receivable                              (517,700)       275,300
         Inventories                                      (118,800)        37,200
         Prepaid expenses                                 (181,000)      (425,300)
         Deposits and other assets                         (28,800)        30,900
         Accounts payable                                  503,800       (264,900)
         Accrued liabilities                               (13,600)      (611,900)
         Income taxes payable                                 --           69,900
                                                         ---------      ---------
Net cash used in operating activities:                      72,200       (339,900)
                                                         ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, equipment, and leasehold      (287,300)      (396,700)
         improvements
     Proceeds from sale of fixed assets                      3,600         73,100
                                                         ---------      ---------
Net cash used in investing activities:                    (283,700)      (323,600)
                                                         ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net borrowing on line of credit                       548,100        704,600
     Repayment on long-term debt                          (320,200)      (331,000)
     Borrowings on related party debt                         --          400,000
     Payments on obligation under capital leases           (82,900)       (59,100)
                                                         ---------      ---------
            Net cash used in financing                     145,000        714,500
                                                         ---------      ---------
                           activities:
EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (5,700)       (52,700)
                                                         ---------      ---------
NET CHANGE  IN CASH                                        (72,200)        (1,700)
                                                                        ---------
                                                                           (1,700)
CASH, beginning of period                                  247,700        526,600
CASH, end of period                                      $ 175,500      $ 524,900
                                                         =========      =========
SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                            $ 452,500      $ 390,400
                                                         =========      =========
     Income taxes                                        $     400      $    --
                                                         =========      =========
     Non-cash investing activity
     Seller Financed equipment                           $  90,900      $  29,500
                                                         =========      =========

         See accompanying notes to these condensed financial statements.

                 MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

1.      DESCRIPTION OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------------------------------------

DESCRIPTION OF OPERATIONS
-------------------------
Mendocino Brewing Company, Inc., ("the Company" or "MBC"), has operating subsidiaries, Releta Brewing Company, ("Releta"), and United Breweries International, Limited (UK), ("UBIUK"). In the United States, MBC and its subsidiary, Releta, operate two breweries that produce beer and malt beverages for the specialty "craft" segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The Company also owns and operates a brewpub and gift store located in Hopland, California. The majority of sales for Mendocino Brewing Company are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Lager in the US.

The Company's UK subsidiary, UBIUK, is a holding company for UBSN Limited. UBSN is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe. The distributorship is located in Faversham, Kent in the United Kingdom.

PRINCIPLES OF CONSOLIDATION
---------------------------
The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiaries, Releta Brewing Company, LLC, and UBIUK. All material inter-company balances, profits and transactions have been eliminated.

BASIS OF PRESENTATION AND ORGANIZATION
---------------------------------------
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by the Company.

Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company's significant accounting policies during the six months ended June 30, 2006 as compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of SFAS No. 123 (revised 2004).

CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS
-----------------------------------------------------------
For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents, those with original maturities not greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Substantially all of the Company's cash and cash equivalents are deposited with large commercial banks in the US and the UK.

DEFERRED FINANCING COSTS
------------------------
Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the straight-line method. Deferred financing costs were $40,500, and the related accumulated amortization at June 30, 2006 was $23,000. Amortization of deferred financing costs charged to operations was $1,400 for the six months ended June 30, 2006, and 2005. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

CONCENTRATION OF CREDIT RISKS
-----------------------------
Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. The Company's cash deposits are placed with major financial institutions.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. As of June 30, 2006, the Company has approximately $158,100 in cash deposits and $5,580,200 of accounts receivable due from customers located in the United Kingdom.

INCOME TAXES
------------
The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

STOCK-BASED COMPENSATION
------------------------
Prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in the Company's statement of operations as the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

On January 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The

Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of the Company's current year. The Company's financial statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

STOCK-BASED COMPENSATION NON-EMPLOYEES
--------------------------------------

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
-------------------------------------------

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share for the three and six months ended June 30, 2006, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses. In 2006, all potentially dilutive securities were non-dilutive.

                                                        Three months ended                          Six months ended
                                               ------------------------------------       ----------------------------------
                                                   6/30/2006          6/30/2005               6/30/2006         6/30/2005
                                               ----------------    ----------------       ----------------    --------------

Net income (loss)                              $      (456,500)          212,100       $        (685,400)            13,700
 Weighted average common shares outstanding         11,473,914        11,473,914              11,473,914         11,473,914
 Basic net income (loss) per share             $         (0.04)             0.02       $           (0.06)              0.00
 Diluted net income (loss) per share
Net Income (loss)                              $      (456,500)          212,100       $        (685,400)            13,700
 Interest  expense  on  convertible   notes    $          -               35,000                    -                63,200
 payable
 Income for  purpose of  computing  diluted    $      (456,500)          247,100       $        (685,400)            76,900
net income per share
 Weighted average common shares outstanding         11,473,914        11,473,914              11,473,914         11,473,914
 Diluted stock option                                     -                 -                        -                -
Assumed  conversion of  convertible  notes                -                 -                        -                -
payable
 Weighted average  common shares  outstanding       11,473,914        11,473,914              11,473,914         11,473,914
  for the purpose of  computing  diluted net
 income (loss) per share
 Diluted net income (loss) per share           $         (0.04)             0.02       $           (0.06)              0.00

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

                                             -----------------------------------------------------
                                                    June 30, 2006             June 30, 2005
                                             ------------------------    -------------------------

     Options to purchase common stock                   240,385                 340,385
     Convertible note                                 1,759,500               1,648,881
                                              ------------------------    -------------------------

     Potential equivalent shares excluded             1,517,318               1,989,266
                                              ========================    ==========================

Diluted net loss per share for the six months ended June 30, 2006 does not include the effect of 240,385 common shares related to options (none of which were in-the-money with a weighted average exercise price of $0.52) because their effect is anti-dilutive. Diluted net loss per share for the six months ended June 30, 2006 also does not include the effect of 1,759,500 common shares related to the 10% Convertible Notes with an average conversion price of $1.50 per share. Diluted net income per share for the six months ended June 30, 2005 does not include the effect of 340,385 common shares related to options (none of which were in-the-money with a weighted average exercise price of $0.73) because their effect is anti-dilutive. Diluted net loss per share for the six months ended June 30, 2005 also does not include the effect of 1,648,881 common shares related to the 10% Convertible Notes with an average conversion price of $1.50 per share.

FOREIGN CURRENCY TRANSLATION
----------------------------
The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at June 30, 2006 and December 31, 2005, and the statements of operations were translated at the average exchange rates for the quarters and six months ended June 30, 2006 and 2005. Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity. Cash at UBIUK was translated at exchange rates in effect at June 30, 2006 and December 31, 2005, and its cash flows were translated at the average exchange rates for the six months ended June 30, 2006 and 2005. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

USE OF ESTIMATES
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America includes having the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results. Significant estimates include the allowance for bad debts, depreciation and amortization periods, and the future utilization of deferred tax assets. The Company has determined that deferred tax assets associated with net operating loss carryforwards in the US may expire prior to utilization. The Company has placed a valuation allowance on these assets in the US.

COMPREHENSIVE INCOME (LOSS)
---------------------------
Comprehensive income (loss) is composed of the Company's net income (loss) and changes in equity from non-stockholder sources. The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

The components of other comprehensive income for the three months and six months ended June 30, 2006 and 2005 are reflected as a separate item in the statement of operations.

REPORTABLE SEGMENTS
-------------------
The Company manages its operations through three business segments: brewing operations, tavern and tasting room operations (domestic) and distributor operations (European Territory). The international business segment sells the Company's products outside the U.S.

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

RECLASSIFICATIONS
-----------------
Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------
In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 155 will have any material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 and has not yet determined the effect on its earnings or financial position.


2.       LIQUIDITY AND MANAGEMENT PLANS
         ------------------------------

At June 30, 2006, the Company had cash and cash equivalents of $175,500, a working capital deficit of $ 3,989,400 and an accumulated deficit of $10,916,600. Additionally, the Company has a history of past losses as infrastructure costs were incurred in advance of obtaining customers.

Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through June 30, 2007, including obtaining a secured line of credit, and reductions in discretionary expenditures, and additional debt financing. The Company refinanced a real estate loan on July 3, 2006 for $3,000,000 and repaid then outstanding loans from Savings Bank of Mendocino County ("SBMC"). In addition, the Company borrowed $350,000 from

SBMC and paid off the entire outstanding amount due for its delinquent property taxes. Management believes that these actions will enable the Company to meet its working capital needs through June 30, 2007. The Company is pursuing other refinancing opportunities to augment working capital.


3.       INVENTORIES
         -----------

Inventories are stated at the lower of average cost or market and consist of the following:

                                            30-JUN-06     31-DEC-05
                                            ----------   ----------
               Raw Materials                $  473,600   $  447,900
               Beer-in-process                 189,900      143,900
               Finished Goods                  588,200      539,800
               Merchandise                      18,500       19,800
                                            ----------   ----------
               TOTAL                        $1,270,200   $1,151,400
                                            ==========   ==========


4.       LINE OF CREDIT AND NOTE PAYABLE
         -------------------------------

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

The BFI Line of Credit had an initial term of twelve months, but could be automatically extended, at the Company's option, for an unlimited number of additional twelve-month periods. However, BFI also retains the right to terminate the BFI Line of Credit at any time, upon 30 days' notice. The minimum monthly interest payment under the BFI Line of Credit is approximately $6,000.

On May 6, 2005, the Company used the entire immediately available amount drawable from BFI to pay off the balance remaining outstanding under the CIT Group Line of Credit discussed below.

BFI advanced the Company $200,000 under a promissory note on December 31, 2005 payable in weekly installments of $6,665 commencing in January 2006.

BFI also advanced the Company an additional amount of $289,938 under another promissory note on April 5, 2006. This note is payable commencing in April 2006 in 18 weekly installments of $3,335 and 22 weekly installments of $10,000. A final installment of $9,908 is due on the maturity date, January 19, 2007. The BFI borrowings carry an interest rate equal to the greater of 9.5%, or the prime rate announced in the Western edition of the Wall Street Journal plus 3.75 %, payable monthly. The facility is also subject to a monthly administrative fee of 0.40%. The borrowings are secured by the collateral set forth in the loan and security agreement entered between MBC and BFI.

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

On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended a temporary loan in the principal amount of $576,200 to MBC in order to finance a buy-out of equipment leased through Finova Capital Corporation. The lender extended the loan until May 31, 2006. The rate of interest on the loan is prime plus 3%. This loan was repaid on June 3, 2006 using the proceeds received from the Grand Pacific Financing Corporation real estate loan described below.

On July 3, 2006, SBMC extended a temporary loan in the principal amount of $350,000 for a period of six months in order to settle the delinquent property taxes, such loan is secured against the equipment at Ukiah brewery.

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

On April 26, 2005, Royal Bank of Scotland ("RBS") provided an invoice discounting facility for a maximum amount of GBP 1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers. The initial term of the facility was for a period of one year after which the facility may be terminated by either party by providing the other party with six months notice. The facility carries an interest rate of 1.38% above RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of June 30, 2006 was approximately $2,571,400. The Company's credit agreement with RBS contains certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital; minimum amounts of tangible net worth; and maximum ratio of indebtedness to tangible net worth. As of June 30, 2006, certain financial covenants have not been met, and the bank has agreed in writing to continue RBS's lending relationship with UBSN.

5.       LONG-TERM DEBT
         --------------
Maturities of long-term debt for succeeding years are as follows:
                                                                                      June 30, 2006           December 31, 2005
                                                                                --------------------------   ---------------------
Note to a bank; payable in monthly installments of $24,400, including interest at the Treasury Constant Maturity Index, plus 4.17% (currently
7.24%); maturing December 2012, with a balloon payment; secured by substantially all of the assets of Mendocino Brewing Company. (This note was
repaid in full on July 3, 2006)                                                   $             2,099,300      $        2,168,400


Payable to the County of Mendocino in two annual installments of $143,600,
maturing April 2008. (This note was repaid in full on July 3, 2006)                               287,200                 430,900

                                                                                --------------------------   ---------------------

                                                                                                2,386,500               2,599,300

Less current maturities                                                                           289,600                 284,400
                                                                                --------------------------   ---------------------

                                                                                  $             2,096,900      $        2,314,900
                                                                                ==========================   =====================

On July 3, 2006, MBC obtained a $3.0 million loan from Grand Pacific Financing Corporation("GP"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan is payable in partially amortizing monthly installments of $27,261 including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing July 2, 2011 with a balloon payment. The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan. MBC used the proceeds of the loan to repay in full all the then outstanding loans owed to SBMC.


6.        NOTES TO RELATED PARTY
          ----------------------

SUBORDINATED CONVERTIBLE NOTES PAYABLE
--------------------------------------
Notes payable to a related party consist of unsecured convertible notes to United Breweries of America (UBA), with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The notes are convertible into common stock at $1.50 per share. The notes were extended until August 2005. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Savings Bank of Mendocino County and the BFI line of credit. The BFI Line of Credit matures in May 2007 and the SBMC facility matures in the year 2012. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the BFI and SBMC facilities are repaid. Accordingly, the entire amount due under the Notes is classified as a long term liability. The amount outstanding on the notes was $2,639,300 and $2,552,200 including $723,900 and $636,800 of accrued interest at June 30, 2006 and December 31, 2005.

5% NOTES PAYABLE
----------------
Notes payable also includes an unsecured loan from Shepherd Neame Limited payable in annual installments of $100,400 with interest at 5% per year beginning in June 2003 and maturing in December 2012. The amount outstanding (including current maturity) on the note was $665,700 and $721,900 at June 30, 2006 and December 31, 2005.

7.       COMMITMENTS AND CONTINGENCIES
         -----------------------------
LEGAL
-----
The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

OPERATING LEASES
----------------
The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2009 and provide for renewal options ranging from month-to-month to five year terms. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

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

KEG MANAGEMENT AGREEMENT
------------------------
In September 2004, the Company renewed the keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides all kegs for which the Company pays a filling and use fee between $5 and $15, depending on territory. The agreement is effective for five years ending in September 2009. If the agreement is terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. The Company expects to continue this relationship.

8.       RELATED-PARTY TRANSACTIONS
         --------------------------

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

The following table reflects the value of the transactions for the six months ended June 30, 2006 and 2005 and the balances outstanding as of June 30, 2006 and 2005.

                                                                                       2006                  2005
                                                                                 ------------------    ------------------
Sales to Shepherd Neame                                                          $       1,573,600     $       1,497,600
Purchases from Shepherd Neame                                                    $       6,886,100     $       8,119,700
Expense reimbursement to Shepherd Neame                                          $         481,700     $         557,300
Interest expense associated with UBA convertible notes payable                   $          87,100     $          63,200
Accounts payable to Shepherd Neame                                               $       4,236,700     $       3,202,200
Accounts receivable from Shepherd Neame                                          $         632,500     $         439,400


9.       STOCKHOLDERS' EQUITY
         --------------------
The following table summarizes equity transactions during the six months ended June 30, 2006.

                               SERIES A
                            PREFERRED STOCK                COMMON STOCK              OTHER
                       ------------------------    ----------------------------   COMPREHENSIVE
                                                                                     INCOME /          ACCUMULATED       TOTAL
                        SHARES        AMOUNT         SHARES          AMOUNT          (LOSS)             DEFICIT         EQUITY
                       --------    ------------    ----------    --------------   ---------------   --------------   -------------
Balance, December 31,
   2005                 227,600     $  227,600     11,473,914     $  14,747,300   $      130,400   $  (10,231,200)  $  4,874,100
Net Loss                      -              -              -                 -                -         (685,400)      (685,400)

Currency Translation
Adjustment                    -              -              -                 -          (43,400)               -        (43,400)
                       --------    ------------    ----------    --------------   ---------------  --------------   -------------
Balance, June 30,       227,600     $  227,600     11,473,914     $  14,747,300   $       87,000   $  (10,916,600)  $  4,145,300
   2006                ========    ============    ==========    ==============   ===============  ==============   =============

The following table summarizes equity transactions during the six months ended June 30, 2005.

                               SERIES A
                            PREFERRED STOCK                  COMMON STOCK             OTHER
                       ------------------------    ----------------------------   COMPREHENSIVE
                                                                                     INCOME /        ACCUMULATED         TOTAL
                        SHARES        AMOUNT         SHARES          AMOUNT           (LOSS)           DEFICIT           EQUITY
                       --------    ------------    ----------    --------------   ---------------    --------------    -------------
Balance, December 31,
2004                    227,600      $  227,600     11,266,874     $  14,648,600     $   194,300      $ (8,916,500)    $  6,154,000

Common stock issued for
conversion of debt            -               -        207,040            98,700               -                 -           98,700

Net Income                    -               -              -                 -                            13,700           13,700

Currency Translation
Adjustment                    -               -              -                 -         (85,400)                -          (85,400)
                       --------    ------------    ----------    --------------   ---------------    --------------    -------------

Balance, June 30,
2005                    227,600      $  227,600     11,473,914    $   14,747,300     $   108,900      $ (8,902,800)   $   6,181,000
                       ========    ============    ==========    ==============   ===============    ==============    =============

Independent outside members of the Board of Directors are compensated for attending Board of Directors and committee meetings.

PREFERRED STOCK
---------------
Ten million shares of preferred stock have been authorized, of which 227,600 are designated as Series A. Series A shareholders are entitled to receive cash dividends and/or liquidation proceeds equal, in the aggregate, to $1.00 per share before any cash dividends are paid on the common stock or any other series of preferred stock. When the entire Series A dividend/liquidation proceeds have been paid, the Series A shares are automatically canceled and will cease to be outstanding. Only a complete corporate dissolution will cause a liquidation preference to be paid.

10.      STOCK OPTION PLAN
         -----------------

Under the 1994 Stock Option Plan, which expired during 2004, the Company could issue options to purchase up to 1,000,000 shares of common stock. The Plan provided for both incentive stock options, as defined in Section 422 of the Internal Revenue Code, and options that did not qualify as incentive stock options.

The exercise price of incentive options was no less than the fair-market value of the Company's stock at the date the option was granted, while the exercise price of non-statutory options was no less than 85% of the fair-market value per share on the date of grant. Options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock had an exercise price of no less than 110% of the fair-market value of the Company's stock at the date of grant. During 2002, 240,385 non-statutory stock options with a five-year term were issued to the independent members of the Board of Directors at the market price on the date of grant. All options were exercisable at the date of grant and expire on January 3, 2007.

GENERAL OPTION INFORMATION
The following is a summary of changes to outstanding stock options during the six months ended June 30, 2006:

                                                                                         WEIGHTED AVERAGE       AGGREGATE
                                                   NUMBER OF       WEIGHTED AVERAGE          REMAINING          INTRINSIC
                                                 SHARE OPTIONS      EXERCISE PRICE       CONTRACTUAL TERM         VALUE
                                                 --------------    ------------------    ------------------    -------------

Outstanding at December 31, 2005                       240,385     $            0.52                1.00       $          -
     Granted                                                 -                  -                   -                     -
     Exercised                                               -                  -                   -                     -
     Forfeited or expired                                    -                  -                   -                     -
                                                 --------------    ------------------    ------------------    -------------
Outstanding at June 30, 2006                           240,385                  0.52                0.50                  -
                                                 --------------    ------------------    ------------------    -------------

Vested and expected to vest at June 30, 2006           240,385                  0.52                0.50                  -
                                                 --------------    ------------------    ------------------    -------------

Options exercisable at June 30, 2006                   240,385     $            0.52                0.50       $          -
                                                 ==============    ==================    ==================    =============

The aggregate intrinsic value is nil as of June 30, 2006, based on the Company's closing stock price of $0.19 on that date, and accordingly there is no pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was none.

As of June 30, 2006, there was no unrecognized compensation cost.

VALUATION AND EXPENSE INFORMATION UNDER SFAS 123(R)

There was no stock compensation related to employee stock options under SFAS 123(R) for the six months ended June 30, 2006. In 2006, the Company has not issued any stock based compensation.

PRO FORMA INFORMATION UNDER SFAS 123 FOR PERIOD PRIOR TO 2006

The following table illustrates the effect on net income and income per share for the six months ended June 30, 2005 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           2005
                                                          -------
          Net income - as reported                        $13,700
          Compensation expense                               --
                                                          -------

          Net income - pro forma                          $13,700
                                                          =======

          Income per share - pro forma                    $  0.00
                                                          =======


11.      SEGMENT INFORMATION
         -------------------
The Company's business presently consists of three segments. The first is brewing for wholesale to distributors and other retailers. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe. The third segment consists of beer for sale along with merchandise at the Company's brewpub and retail merchandise store located at the

Hopland Brewery and at Saratoga Springs brewery. A summary of each segment is as follows:


                                             Six months ended June 30, 2006

                                       Domestic         European           Retail        Corporate &       Total
                                      Operations        Territory        Operations        Others

Sales                            $  6,250,400      $  9,591,300       $     90,600      $       --        $ 15,932,300
Operating Profit (Loss)               468,300          (640,400)            11,200              --            (160,900)
Identifiable Assets                12,737,000         7,976,200             62,100         2,470,100        23,245,400
Depreciation & amortization           220,100           234,800              2,300            14,000           471,200

Capital Expenditures                   91,600           286,600               --                --             378,200


                                              Six months ended June 30, 2005

                                Domestic           European              Retail          Corporate &            Total
                               Operations          Territory           Operations          Others

Sales                        $ 5,732,000         $ 9,988,200         $    94,700         $      --           $15,814,900
Operating Profit                 181,000             318,000               8,200                --               507,200
Identifiable Assets           12,908,100           8,302,100             102,900           2,450,000          23,763,100
Depreciation &                   235,200             200,200               2,500              15,900             453,800
amortization

Capital Expenditures              34,200             362,500                --                  --               396,700

12.      UNRESTRICTED NET ASSETS
         -----------------------
The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $604,300 as of June 30, 2006. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earnings drop below approximately $1,750,000. Condensed financial information of the parent company, Mendocino Brewing Company, Inc. together with its other subsidiary, Releta Brewing Company is as follows:

                                                                      June 30, 2006                 December 31, 2005
                                                                --------------------------    -------------------------------
                                                                       (unaudited)                      (audited)
                            Assets
Cash                                                             $                17,400       $                    11,500
Accounts receivable                                                            1,890,000                         1,388,500
Inventories                                                                    1,270,200                         1,151,400
Other current assets                                                             321,300                           212,600
                                                                --------------------------    -------------------------------
     Total current assets                                                      3,498,900                         2,764,000

Investment in UBI                                                              1,225,000                         1,225,000
Property and equipment                                                        11,539,400                        11,682,900
Other assets                                                                     230,900                           245,700
                                                                --------------------------    -------------------------------
        Total assets                                             $            16,494,200       $                15,917,600
                                                                ==========================    ===============================

             Liabilities and Stockholders' Equity
Line of credit and note payable                                  $             2,498,900       $                 2,181,000
Accounts payable                                                               1,888,800                         1,486,000
Accrued liabilities                                                              981,200                           892,900
Current maturities of debt and leases                                            318,300                           352,800
                                                                --------------------------    -------------------------------
     Total current liabilities                                                 5,687,200                         4,912,700

Intercompany payable to UBI                                                    1,158,300                         1,319,500
Long-term debt and capital leases                                              2,106,900                         2,332,700
Notes payable to related party                                                 2,639,300                         2,552,300
                                                                --------------------------    -------------------------------
     Total liabilities                                                        11,591,700                        11,117,200
                                                                --------------------------    -------------------------------

     Stockholders' equity
Common stock                                                                  14,747,300                        14,747,300
Preferred stock                                                                  227,600                           227,600
Accumulated deficit                                                          (10,072,400)                      (10,174,500)
                                                                --------------------------    -------------------------------
     Total stockholders' equity                                                4,902,500                         4,800,400
                                                                --------------------------    -------------------------------
        Total liabilities and stockholders' equity               $            16,494,200       $                15,917,600
                                                                ==========================    ===============================


12.      UNRESTRICTED NET ASSETS (CONTINUED)
         ------------------------------------
          STATEMENTS OF OPERATIONS                     QUARTER ENDED JUNE 30               SIX MONTHS ENDED JUNE 30
                                               ---------------------------------------------------------------------------
                                                     2006                2005               2006               2005
                                               ---------------------------------------------------------------------------
                                                   (unaudited)        (unaudited)        (unaudited)       (unaudited)
Net sales                                      $       3,157,800  $        2,992,500  $       6,009,400  $      5,509,300
Cost of goods sold                                     2,178,700           1,936,400          4,142,900         3,721,700
Selling, marketing, and retail expenses                  294,100             333,000            608,100           686,500
General and administrative expenses                      456,800             482,600            828,900           952,500
                                               ---------------------------------------------------------------------------
     Income (loss) from operations                       228,200             240,500            429,500           148,600

Other income and (expense)                                44,200              66,500             77,800           101,000
Interest expense                                         206,900             177,500            404,800           363,300
Dividend from subsidiary                                                     149,900                              149,900
Provision for taxes                                          400                                    400             1,800
                                               ---------------------------------------------------------------------------
        Net profit (loss)                      $          65,100  $          279,400  $         102,100  $         34,400
                                               ===========================================================================


Statements of Cash Flows                                               SIX MONTHS ENDED JUNE 30
                                                        --------------------------------------------------
                                                                  2006                     2005
                                                        --------------------------------------------------
                                                               (unaudited)                  (unaudited)
Cash flows from operating activities                           $ 201,200                     $(543,100)
Purchase of property and equipment                               (91,600)                      (34,200)
Net borrowing (repayment) on line of credit                      317,900                        24,000
Repayment on long term debt                                     (212,800)                     (218,600)
Payment on obligation under capital lease                        (47,500)                      (59,100)
Borrowing on related party note                                                                400,000
Net change in payable to UBI                                    (161,300)                      152,800
                                                        --------------------------------------------------
Increase (decrease) in cash                                        5,900                      (278,200)
Cash, beginning of period                                         11,500                       286,000
                                                        --------------------------------------------------
Cash, end of period                                            $  17,400                     $   7,800
                                                        ==================================================


13.      SUBSEQUENT EVENTS
         -----------------

On July 3, 2006, Grand Pacific Financing Corporation provided a loan of $3,000,000 for a term of five years secured by a first deed of trust on the Ukiah real property. MBC utilized the proceeds to repay the loans due to SBMC. The unsecured convertible notes owed to UBA are subordinated to the Grand Pacific Financing Corporation loan.

On July 3, 2006, SBMC provided a temporary loan of $350,000 for a term of six months secured by equipment at the Ukiah brewery. MBC utilized the proceeds to settle delinquent property taxes in full.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the six months and three months ended June 30, 2006, compared to the six months and three months ended June 30, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

         SEGMENT INFORMATION

Prior to 2001, the Company's business operations were exclusively located in the United States, where it was divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of United Breweries International
(UK) , Ltd. ("UBI") in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 60% and 63% of the Company's gross sales during the first six months of the year 2006 and 2005 respectively, with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 40% and 37% during the first six months of the year 2006 and 2005, respectively. With expanded wholesale distribution of beer and the closure of the restaurant at the Hopland facility, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

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


SUMMARY OF FINANCIAL RESULTS

The Company ended the first six months of the year 2006 with a net loss of $685,400, as compared to net income of $13,700 for the same period in 2005. As set forth more fully under "Results of Operations," below, during the first six months of the year 2006 the Company experienced an increase in gross sales of $117,400, or 0.74% as compared to the corresponding period in 2005. Costs of goods sold increased by $335,400, or 3.2%, marketing costs decreased by $229,800, or 8.86%, general and administrative costs increased by $665,700, or 35.5%, and interest expenses increased by $86,000, or 18.96%.

RESULTS OF OPERATIONS

The following tables set forth, as a percentage of net sales, certain items included in the Company's Statements of Operations. See the accompanying Financial Statements and Notes thereto.


STATEMENTS OF OPERATIONS DATA:                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                               --------------------------------------------------------------------
                                                    2006              2005               2006             2005
                                                      %                 %                  %               %
                                                      -                 -                  -               -
Sales                                              102.11             102.04             102.13          102.05
Less Excise taxes                                    2.11               2.04               2.13            2.05
NET SALES                                          100.00             100.00             100.00          100.00
Costs of Sales                                      70.20              67.21              69.61           67.91
GROSS PROFIT                                        29.80              32.79              30.39           32.09
Marketing                                           13.26              15.49              15.15           16.73
General and Administrative  Expense                 18.76              11.76              16.27           12.08
PROFIT (LOSS) FROM OPERATIONS                       (2.22)              5.53              (1.03)           3.28
Other Income / (Expense)                             0.17               0.37               0.10            0.20
Interest Expense                                    (3.42)             (2.83)             (3.46)          (2.93)
Income/(Loss) before income taxes                   (5.47)              3.07              (4.39)           0.55
Provision for income taxes                           0.00               0.50               0.00            0.46
NET INCOME / (LOSS)                                 (5.47)              2.57              (4.39)           0.09
Other Comprehensive Income / (loss)                 (0.45)             (0.92)             (0.28)          (0.55)
COMPREHENSIVE INCOME / (LOSS)                       (5.92)              1.65              (4.67)          (0.46)

                                                                    ----------------------------------------
                                                                            SIX MONTHS ENDED JUNE 30,
                                                                    ----------------------------------------
                                                                           2006                2005
     BALANCE SHEET DATA:                                                    $                    $
                                                                            -                   -
     Cash and Cash Equivalents                                          175,500               524,900
     Working Capital                                                 (3,989,400)           (1,890,400)
     Property and Equipment                                          13,207,600            13,306,200
     Deposits and Other Assets                                          364,600               278,000
     Total Assets                                                    23,245,400            23,763,100
     Long-term Debt (less current maturities)                         2,096,900             2,386,600
     Capital Lease (less current maturities)                            146,500                26,400
     Note payable to related parties                                  3,194,100             3,099,800
     Total Liabilities                                               19,100,100            17,582,100
     Accumulated Deficit                                            (10,916,600)           (8,902,800)
     Stockholder's equity                                             4,145,300             6,181,000

                  THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 2005

         NET SALES

        Overall net sales for the second quarter of 2006 were $8,328,600, an increase of $88,000, or 1.07%, compared to $8,240,600 for the second quarter of 2005. The increase was mainly due to increased sales and increased selling prices.

        Domestic Operations: Net sales for the second quarter of 2006 were $3,157,800 compared to $2,992,500 for the same period in 2005, an increase of $165,300, or 5.52%. The sales volume increased to 16,755 barrels in the second quarter of 2006 from 15,691 barrels in the second quarter of 2005; a net increase of 1,064 barrels, or 6.78%. The increase was mainly due to an increase of 1,213 barrels of contract brands. Sales of the Company's domestic brands decreased by 243 barrels, however sales of Kingfisher brands increased by 94 barrels.

        EUROPEAN TERRITORY: Net sales for the second quarter of 2006 were
        ------------------
$5,170,800 (GBP 2,836,900) compared to $5,248,100 (GBP 2,823,900) during the corresponding period of 2005, a decrease of $77,300, or 1.47%. During the second quarter of 2006, UBSN sold 17,153 barrels, compared to 17,059 barrels during the second quarter of 2005, representing an increase of 94 barrels, or 0.55%. Exchange rate fluctuations decreased the financial effect of the Company's growth in sales in its European Territory. When measured from period to period exclusively in Pounds Sterling (which is the basic currency of account for the European Territory), the Company's net sales in its European Territory increased by 0.46%.

         COST OF GOODS SOLD

        Cost of goods sold as a percentage of net sales during the second quarter of 2006 was 70.20%, as compared to 67.21% during the corresponding period of 2005, due to increased costs in the United States and in the United Kingdom.

        DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in
        -------------------
the United States during the second quarter of 2006 was 68.99%, as compared to 64.71% during the corresponding period of 2005. This increase of 4.28% is mainly the result of increases in raw and packaging material prices and maintenance and wages, which were partly offset by a decrease in depreciation.

        EUROPEAN TERRITORY: Cost of goods sold as a percentage of net sales in
        ------------------
the United Kingdom during the second quarter of 2006 was 71.41%, as compared to 69.03% during the corresponding period in 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), representing an increase as a percentage of net sales of 2.38%. The increase in prices for the Company's products did not fully offset the cost increases in the United Kingdom.



         GROSS PROFIT

        As a result of the higher cost of goods sold described above, gross profit for the second quarter of 2006 decreased to $2,481,700, from $2,702,200 during the corresponding period of 2005, representing a decrease of 8.16%. As a percentage of net sales, gross profit during the second quarter of 2006 decreased to 29.8% from 32.79% for the second quarter of 2005.

         OPERATING EXPENSES

        Operating expenses for the second quarter of the year 2006 were $2,666,800, an increase of $420,700, or 18.73%, as compared to $2,246,100 for the corresponding period of the year 2005. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

        MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and the Company's tavern and tasting room expenses. Such expenses for the second quarter of 2006 were $1,104,700, as compared to $1,276,800 for the second quarter of 2005, representing a decrease of 13.48%.

        DOMESTIC OPERATIONS: Expenses for the second quarter of 2006 were
        -------------------
$294,100 compared to $333,000 during the corresponding period of 2005, representing a decrease of $38,900. or 11.68%. As a percentage of net sales in the United States, the expenses decreased to 9.32% during the second quarter of 2006, compared to 11.13% during the corresponding period of 2005. The decrease was mainly due to reduced salary and travel costs resulting from a reduction in staff that occurred in the first half of 2005.

        EUROPEAN TERRITORY: Expenses for the second quarter of 2006 were
        ------------------
$810,600 compared to $943,800 during the corresponding period of 2005, representing a decrease of $133,200 or 14.11%. As a percentage of net sales in the United Kingdom, the expenses decreased to 15.68% during the second quarter of 2006 compared to 17.98% during the corresponding period of 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The decrease resulted mainly from lower freight costs and one-time advertisement campaign expenses incurred in June 2005, partly offset by increase in salaries.

        GENERAL AND ADMINISTRATIVE EXPENSES: The Company's general and administrative expenses were $1,562,100 for the second quarter of the year 2006, representing an increase of $592,800 or 61.16%, over $969,300 for the corresponding period in 2005. These expenses were equal to 18.76% of net sales for the second quarter of the year 2006, as compared to 11.76% for the corresponding period in 2005.

        DOMESTIC OPERATIONS. Domestic general and administrative expenses were
        -------------------
$456,800 for the second quarter of the year 2006, representing a decrease of $25,800, or 5.35%, from $482,600 for the second quarter of the year 2005. The decrease was primarily due to the transfer of certain parts of common corporate overhead costs to UBSN and reduction in legal expenses which were partly offset by increases in salaries and loan fees.

        EUROPEAN TERRITORY. General and administrative expenses related to the
        ------------------
European Territory were $1,105,300 for the second quarter of the year 2006, representing an increase of $618,600 or 127.10%, when compared to $486,700 for the second quarter of the year 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase was mainly due to a provision against bad debts of $554,300 created on account of a customer who earlier had provided a personal guaranty, later filed for liquidation of their operations and a part of common corporate overheads being transferred by MBC to UBSN.


         OTHER EXPENSES

        Other expenses for the second quarter of 2006 totaled $271,000, representing an increase of $68,500, or 33.83%, when compared to the second quarter of 2005. The increase was mainly due to higher interest expenses as a result of increased borrowings under the lines of credit and increases in interest rates.

         INCOME TAXES

        The Company has a provision for income taxes of $400 for the second quarter of 2006, compared to $41,500 for the second quarter of 2005. The provision for taxes related to the estimated amount of taxes that will be imposed by taxing authorities in the United States.

         NET PROFIT / LOSS

        The Company's net loss for the second quarter of 2006 was $456,500, as compared to net profit of $212,100 for the second quarter of 2005. After providing for a negative foreign currency translation adjustment of $37,100 during the second quarter of 2006 (as compared to a negative currency translation adjustment of $76,100 for the same period in 2005), the comprehensive loss for the second quarter of 2006 was $493,600, compared to a net profit of $136,000 for the same period in 2005.

                   SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2005

         NET SALES

        Overall net sales for the first six months of the year 2006 were $15,600,700, an increase of $103,200, or 0.67%, compared to $15,497,500 for the same period in 2005.

        DOMESTIC OPERATIONS: Domestic net sales for first six months of the year
        -------------------
2006 were $6,009,400 compared to $5,509,300 for the same period in 2005, an increase of $500,100 or 9.08%. The sales volume increased to 32,061 barrels during the first six months of the year 2006 from 29,061 barrels in the first six months of the year 2005, representing an increase of 3,000 barrels. Sales of the Company's brands increased by 209 barrels, sales of the Kingfisher brands increased by 852 barrels, and sales of contract brands increased by 1,939 barrels.

        EUROPEAN TERRITORY: Net sales for the first six months of the year 2006
        -------------------
were $9,591,300 (GBP 5,357,700) compared to $9,988,200 (GBP 5,331,300)
during the corresponding period of 2005, a decrease of 3.97%. During the first six months of the year 2006, UBSN sold 32,554 barrels compared to 32,351 barrels during the first six months of the year 2005, an increase of 203 barrels, or 0.63%. Exchange rate fluctuations when measured in United States dollars decreased the growth percentage as compared to last year. Hence, when the net sales results are compared in Pounds Sterling, there is an increase of 0.5%.

         COST OF GOODS SOLD

        Cost of goods sold as a percentage of net sales during the first six months of the year 2006 was 69.61%, as compared to 67.91% during the corresponding period of 2005.

        DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in
        --------------------
the United States during the first six months of the year 2006 was 68.94%, as compared to 67.55%, during the corresponding period of 2005, representing an increase as a percentage of net sales of 1.39% that was mainly due to an increase in raw and packaging material costs, an increase in the price of natural gas and higher maintenance expenses that were partly offset by a decrease in depreciation expenses.

        EUROPEAN TERRITORY: Cost of goods sold as a percentage of net sales in
        -------------------
the United Kingdom during the first six months of the year 2006 was 70.56%, as compared to 68.52% during the corresponding period in 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), due to cost increases that were not fully offset by price increases.

         GROSS PROFIT

        As a result of the higher cost of goods sold described above, gross profit for the first six months of the year 2006 decreased to $4,740,500, from $4,972,700 during the corresponding period of 2005, representing a decrease of 4.67%. As a percentage of net sales, the gross profit during the first six months of 2006 decreased to 30.39% from that of 32.09% during the corresponding period in 2005.

         OPERATING EXPENSES

        Operating expenses for the first six months of the year 2006 were $4,901,400, an increase of $435,900, or 9.76%, as compared to $4,465,500 for the corresponding period of the year 2005. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

        MARKETING AND DISTRIBUTION EXPENSES: The Company's marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and the Company's tavern and tasting room expenses. Such expenses for the first six months of the year 2006 were $2,363,200, as compared to $2,593,000 for the same period in 2005, representing a decrease of 8.86%.

        DOMESTIC OPERATIONS: Expenses for the first six months of the year 2006
        --------------------
were $608,100 compared to $686,500 during the corresponding period of 2005, representing a decrease of $78,400 or 11.42%. As a percentage of net sales in the United States, these expenses decreased to 10.12% during the first six months of the year 2006, compared to 12.46% during the corresponding period of 2005. The decreased expenses included lower salary and travel costs due to a temporary decrease in staffing and decreases in promotional expenses and point of sale items.

        EUROPEAN TERRITORY: Expenses for the first six months of the year 2006
        ------------------
were $1,755,100 compared to $1,906,500 during the corresponding period of 2005, representing a decrease of $151,400 or 7.95%. As a percentage of net sales in the United Kingdom, the expenses decreased to 18.3% during the first six months of the year 2006 compared to 21.03% during the corresponding period of 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The decrease resulted mainly from lower freight costs and onetime advertisement campaign expenses incurred during June 2005, offset by increases in personnel costs due to increases in salaries.

        GENERAL AND ADMINISTRATIVE EXPENSES: The Company's general and
        -----------------------------------
administrative expenses were $2,538,200 for the first six months of the year 2006, representing an increase of $665,700 or 35.55%, over $1,872,500 for the corresponding period in 2005. These expenses were equal to 16.27% of net sales for the first six months of the year 2006, as compared to 12.08% for the corresponding period in 2005.

        DOMESTIC OPERATIONS. Domestic general and administrative expenses were
        -------------------
$828,900 for the first six months of the year 2006, representing a decrease of $123,600, or 12.98%, from $952,500 for the same period in 2005. The decrease was primarily due to the transfer of a part of common corporate overhead costs to UBSN and one time legal expenses in the year 2005 associated with a material legal dispute with a distributor that was settled in 2004.

        EUROPEAN TERRITORY. General and administrative expenses related to the
        ------------------
European Territory were $1,709,300 for the first six months of the year 2006, representing an increase of $789,300 or 85.79%, as compared to $920,000 for the same period in 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). These increases were mainly due to a provision against bad debts of $554,300 created on account of a customer who earlier had provided a personal guaranty, later filed for liquidation of their operations and a part of common corporate overhead costs being transferred to UBSN by MBC and increases in salaries and depreciation.

         OTHER EXPENSES

        Other expenses for the first six months of the year 2006 totaled $524,100 representing an increase of $102,300 when compared to the same period in 2005. The increase is mainly due to higher interest expenses as a result of increased borrowings under the lines of credit and higher interest rates.

         INCOME TAXES

        The Company has a provision for income taxes of $400 for its domestic operations and nil for its operations in the United Kingdom for the first six months of the year 2006, compared to a provision for income taxes of $1,800 for its domestic operations and $69,900 for its operations in the United Kingdom for the corresponding period in 2005. The provision for taxes is related to the estimated amount of taxes that will be imposed by taxing authorities in the United States and United Kingdom.

         NET INCOME / LOSS

        The Company's net loss for the first six months of the year 2006 was $685,400, as compared to net income of $13,700 for the first six months of the year 2005. After providing for a negative foreign currency translation adjustment of $43,400 during the first six months of 2006 (as compared to a negative adjustment of $85,400 for the same period in 2005), the comprehensive loss for the first six months of the year 2006 was $728,800, compared to a loss of $71,700 for the same period in 2005.



LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at the Ukiah and Saratoga Springs facilities has continued to place demands on the Company's working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital. The Company's European operations operated at a loss during the first six months of the year 2006. The Company has entered into a substantial number of loan agreements, lines of credit, other credit facilities, and lease agreements over the last several years. In order to continue its operations, the Company will have to make timely payments of its debt and lease commitments as they fall due. Any breach of a loan or lease which actually leads to default, or to an attempt by a creditor to exercise its rights in the Company's tangible or intangible assets, could potentially make it difficult, at least in the short term, for the Company to continue its operations.

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

On May 6, 2005, the Company used the entire immediately available amount drawable under the BFI Facility to pay off the remaining outstanding balance under a CIT Group Line of Credit.

BFI advanced the Company $200,000 under a promissory note on December 31, 2005. The BFI Note is payable in weekly installments of $6,665, and the Company began paying such installments in January 2006.

BFI also advanced the Company an additional $289,937.70 under another promissory note on April 5, 2006. This note is payable in 17 weekly installments of $3,335.00 and 22 weekly installments of $10,000. The Company began paying such weekly installments in April 2006. A final installment of $9,908 is due on the maturity date, January 19, 2007. This note is secured by the collateral set forth in the Loan and Security agreement.

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

As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of June 30, 2006 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $723,900, for a total of $2,639,300.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of June 30, 2006, the outstanding principal and interest on the notes was convertible into 1,759,500 shares of the Company's Common Stock. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

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

These UBA Notes are subordinated to credit facilities extended to the Company by BFI and SBMC under a subordination agreement executed by UBA. As per the terms of the subordination agreement, UBA is precluded from demanding repayment of the notes due unless the BFI and SBMC facilities are settled in full. Although the SBMC facilities were settled in full in July 2006, the UBA Notes are also subordinated to the loan with Grand Pacific Financing Corporation as of July 2006. Hence the Company does not expect to make payments on any of these UBA Notes within the next year.

LONG TERM DEBT: MBC obtained a $2.7 million loan from Savings Bank of Mendocino County ("SBMC"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan was payable in partially amortizing monthly installments of $24,443 including interest at the rate of 7.24%, maturing

December 2012 with a balloon payment in the amount of $932,600. The interest rate was adjustable on every five year anniversary of the agreement to the Treasury Constant Maturity Rate plus 4.17%. The amount of the balloon payment varied depending on the change in interest rates over the term of the loan. In addition to the Ukiah land and facility, this loan was secured by certain other assets of the Company (other than the Releta facility), including, without limitation, most of the Company's equipment. This loan was fully settled on July 3, 2006 out of the proceeds from a new loan which the Company received from Grand Pacific Financing Corporation. The Grand Pacific Financing Corporation loan is secured against the Ukiah real property.

OTHER LOANS AND CREDIT FACILITIES.

SAVINGS BANK OF MENDOCINO TEMPORARY LOAN: On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended a temporary loan in the principal amount of $576,200 to MBC in order to finance a buy-out of equipment leased through Finova Capital Corporation. The lender extended the loan until May 31, 2006. The rate of interest on the loan is prime plus 3%. This loan was repaid in full on July 3, 2006.

ROYAL BANK OF SCOTLAND FACILITY: In April 2005, Royal Bank of Scotland ("RBS") provided UBSN with a GBP 1,750,000 maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable. UBSN utilized the proceeds of this facility to settle a credit facility with Nedbank Limited, a South African registered company, on April 26, 2005. This facility had a minimum maturity of twelve months, but was automatically extended. The facility will continue to be extended for additional twelve month periods unless terminated by either party upon six months' written notice.

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

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 10.89% for the first six months of the year 2006 and 8.64% for the corresponding period in 2005. For loans primarily associated with the Company's European territory, the weighted average rate paid was 6.02% for the first six months of the year 2006 and 6.2% for the corresponding period in 2005.

KEG MANAGEMENT ARRANGEMENT: The Company entered into a five-year keg management agreement with MicroStar Keg Management LLC effective as of

September 1, 2004. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If, on any given month, the agreement is not extended and terminates, the Company is required to purchase a certain number of kegs from MicroStar. If such a termination were to occur, the Company anticipates that it would finance the purchase through additional debt or lease financing, if available. However, there can be no assurance that the Company will be able to finance the purchase of kegs. Failure to purchase the necessary kegs from MicroStar on termination of the agreement is likely to have a material adverse effect on the Company.

CURRENT RATIO: The Company's ratio of current assets to current liabilities on June 30, 2006 was 0.71 to 1.0 and its ratio of total assets to total liabilities was 1.22 to 1.0. On June 30, 2005, the Company's ratio of current assets to current liabilities was 0.84 to 1.0 and its ratio of total assets to total liabilities was 1.35 to 1.0.

OVERDUE PROPERTY TAXES: As of June 30, 2003, the delinquent property taxes due on the Company's Ukiah property, including penalties and interest, totaled $718,100, representing overdue taxes for the period from April 1999 to June 2003. On July 31, 2003, the Company entered into a payment plan to settle these issues, pursuant to which it made an initial payment to the County of $143,600. In April 2006, the Company made payment of the 2006 installment, plus interest, for a total payment of $221,200. The remaining balance of the overdue taxes was paid in full on July 3, 2006 using the proceeds of a loan granted to the Company by Grand Pacific Financing Corporation.

RESTRICTED NET ASSETS: The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $604,300 as of June 30, 2006. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if UBSN's retained earnings drop below approximately $1,750,000.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                  ----------------------------------------------------------
As of June 30, 2006, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has some interest-related market risk due to floating interest rate debt totaling $6,373,400 as of June 30, 2006.

         INTEREST RATE RISK
         ------------------
The Company had total debt as of June 30, 2006 of $10,037,900 of which $6,985,700 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 3% or prime plus 3.75%). Its long-term debt (including current portion) as of June 30, 2006 totaled $4,967,600, of which $3,052,200 had fixed rates of interest and the balance of $1,915,400 was subject to variable rates. Short term debts which were subject to variable rates amounted to $5,070,300. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $69,900 in interest expense on the Company's variable rate loans.

         FOREIGN CURRENCY RATE FLUCTUATIONS
         ----------------------------------
The Company's earnings and cash flows at its subsidiaries UBI and UBSN are subject to fluctuations due to changes in foreign currency rates. The Company believes that changes in the foreign currency exchange rate would not have a material adverse effect on its results of operations as the majority of its foreign transactions are delineated in UBI's functional currency, the British Pound.

ITEM 4.           CONTROLS AND PROCEDURES
                  -----------------------

The Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") has evaluated the effectiveness of the design, maintenance, and operation of the Company's "disclosure controls and procedures" as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information that the Company is required to disclose in its reports under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding the required disclosure.

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

         LIMITATIONS ON CONTROLS
         -----------------------
Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the Company's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in such controls and procedures, including the fact that human judgment in decision making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

                                     PART II

                                OTHER INFORMATION

ITEM 5. (A)

On July 3, 2006 the closing of a loan agreement between the Company and Grand Pacific Financing Corporation ("Grand Pacific")occured. Under the loan agreement Grand Pacific provided the Company with a loan of $3,000,000 for a term of five years secured by a first deed of trust on the Company's Ukiah real property. In addition, on July 3, 2006, Savings Bank of Mendocino County extended a temporary loan to the Company in the principal amount of $350,000 pursuant to the terms of a promissory note dated June 6, 2006.

ITEM 6.  EXHIBITS
         --------
Exhibit
Number                       DESCRIPTION OF DOCUMENT
------                       -----------------------
3.1                  (T)     Articles of Incorporation of the Company, as
                             amended.
3.2                  (T)     Bylaws of the Company, as amended.
10.1                 (A)     Mendocino Brewing Company Profit Sharing Plan.
10.2                 (T)     Amended 1994 Stock Option Plan
10.3                 (A)     Wholesale Distribution Agreement between the
                             Company and Bay Area Distributing.
10.4                         [Intentionally omitted]
10.5                 (B)     Liquid Sediment Removal Services Agreement with
                             Cold Creek Compost, Inc.
10.6                         [Intentionally omitted]
10.7                 (C)     Commercial Real Estate Purchase Contract and
                             Receipt for Deposit (previously filed as
                             Exhibit 19.2).
10.8                 (D)     Commercial Lease between Stewart's Ice Cream
                             Company, Inc. and Releta Brewing Company LLC.

Exhibit
Number                       DESCRIPTION OF DOCUMENT
------                       -----------------------
10.9                 (E)     Agreement between United Breweries of America Inc.
                             and Releta Brewing Company LLC regarding payment of
                             certain liens.
10.10                (F)     Keg Management Agreement with MicroStar Keg
                             Management LLC.
10.11                (G)     Agreement to Implement Condition of Approval No. 37
                             of the Site Development Permit 95-19 with the City
                             of Ukiah, California (previously filed as
                             Exhibit 19.6).
10.12                (H)     Manufacturing Business Expansion and Relocation
                             Agreement with the City of Ukiah.
10.13                (H)     Manufacturing Business Expansion and Relocation
                             Agreement with the Ukiah Redevelopment Agency.
10.14                (I)     $2,700,000 Note in favor of the Savings Bank of
                             Mendocino County.
10.15                (I)     Hazardous Substances Certificate and Indemnity with
                             the Savings Bank of Mendocino County.
10.16                        [Intentionally omitted]
10.17                        [Intentionally omitted]
10.18                        [Intentionally omitted]
10.19                (K)     Investment Agreement with United Breweries of
                             America, Inc.
10.20                        [Intentionally omitted]
10.21                (K)     Registration Rights Agreement Among the Company,
                             United Breweries of America, Inc., H.
                             Michael Laybourn, Norman Franks, Michael Lovett,
                             John Scahill, and Don Barkley.
10.22                (L)     Indemnification Agreement with Vijay Mallya.
10.23                (L)     Indemnification Agreement with Michael Laybourn.
10.24                (L)     Indemnification Agreement with Jerome Merchant.
10.25                (L)     Indemnification Agreement with Yashpal Singh.
10.27                (L)     Indemnification Agreement with Robert Neame.
10.28                (L)     Indemnification Agreement with Sury Rao Palamand.
10.29                (L)     Indemnification Agreement with Kent Price.
10.30                        [Intentionally omitted]
10.31                        [Intentionally omitted]
10.32                        [Intentionally omitted]
10.33                (N)     Employment Agreement with Yashpal Singh.
10.35                (O)     Master Loan Agreement between the Company and the
                             United Breweries of America Inc.
10.36                (O)     Convertible Note in favor of the United Breweries
                             of America Inc. dated Sept. 7, 1999
10.37                (P)     Convertible Note in favor of the United Breweries
                             of America Inc. dated October 21, 1999
10.38                (P)     Convertible Note in favor of the United Breweries
                             of America Inc. dated November 12, 1999
10.39                (P)     Convertible Note in favor of the United Breweries
                             of America Inc. dated December 17, 1999
10.40                (P)     Convertible Note in favor of the United Breweries
                             of America Inc. dated December 31, 1999
10.41                (P)     Convertible Note in favor of the United Breweries
                             of America Inc. dated February 16, 2000
10.42                (P)     Convertible Note in favor of the United Breweries
                             of America Inc. dated February 17, 2000

Exhibit
Number                       DESCRIPTION OF DOCUMENT
------                       -----------------------
10.43                (P)     Convertible Note in favor of the United Breweries
                             of America Inc. dated April 28, 2000
10.44                (P)     First Amendment to Master Loan Agreement between
                             the Company and United Breweries of America, Inc.,
                             dated April 28, 2000
10.45                (Q)     Convertible Note in favor of the United Breweries
                             of America Inc. dated September 11, 2000
10.46                (Q)     Convertible Note in favor of the United Breweries
                             of America Inc. dated September 30, 2000
10.47                (Q)     Convertible Note in favor of the United Breweries
                             of America Inc. dated December 31, 2000
10.48                (Q)     Convertible Note in favor of the United Breweries
                             of America Inc. dated February 12, 2001
10.49                (R)     Convertible Note in favor of the United Breweries
                             of America Inc. dated July 1, 2001
10.50                (S)     Confirmation of Waiver Between Mendocino Brewing
                             Company, Inc. and United Breweries of America,
                             Inc., dated as of December 28, 2001
10.51                (S)     Extension of Term of Notes Under Master Line of
                             Credit Agreement between Mendocino Brewing Company,
                             Inc. and United Breweries of America, Inc., dated
                             February 14, 2002
10.52                (T)     License Agreement between United Breweries Limited
                             and United Breweries International (U.K.), Limited
10.53                (T)     Supplemental Agreement to License Agreement between
                             United Breweries Limited and United Breweries
                             International (U.K.), Limited
10.54                (T)     Distribution Agreement between United Breweries
                             International (U.K.), Limited. and UBSN, Ltd.
10.55                (T)     Supplemental Agreement to Distribution Agreement
                             between United Breweries International (U.K.),
                             Limited. and UBSN, Ltd.
10.56                (T)     Market Development, General and Administrative
                             Services Agreement between Mendocino Brewing
                             Company, Inc. and UBSN, Ltd.
10.57                (T)     Contract to Brew and Supply Kingfisher Products
                             among Shepherd Neame, Limited, United Breweries
                             International (U.K.), Limited. and UBSN, Ltd.
10.58                (T)     Supplemental Agreement to Contract to Brew and
                             Supply Kingfisher Products among Shepherd Neame,
                             Limited, United Breweries International (U.K.),
                             Limited. and UBSN, Ltd.
10.59                (T)     Loan Agreement between Shepherd Neame, Limited and
                             UBSN, Ltd.
10.60                (T)     Brewing License Agreement between UBSN, Ltd. and
                             Mendocino Brewing Company, Inc.
10.61                (T)     Kingfisher Trade Mark and Trade Name License
                             Agreement between Kingfisher of  America, Inc. and
                             Mendocino Brewing Company, Inc.
10.62                (U)     First Amendment to Extension of Term of Notes Under
                             Master Line of Credit Agreement between Mendocino
                             Brewing Company, Inc. and United Breweries of
                             America, Inc., dated November 13, 2002.

Exhibit
Number                       DESCRIPTION OF DOCUMENT
------                       -----------------------
10.63                (U)     Second Amendment to Extension of Term of Notes
                             Under Master Line of Credit Agreement between
                             Mendocino Brewing Company, Inc. and United
                             Breweries of America, Inc., dated March, 2003.
10.64                        [Intentionally omitted]
10.65                (V)     Commitment Letter from United Breweries of America,
                             Inc. dated March 31, 2004.
10.66                        [Intentionally omitted]
10.67                (W)     Revised Promissory Note in favor of Savings Bank of
                             Mendocino County, dated as of July 20, 2004
10.68                (X)     Fourth Amendment to Extension of Term of Notes
                             Under Master Line of Credit Agreement between
                             Mendocino Brewing Company, Inc. and United
                             Breweries of America, Inc., dated as of August 14,
                             2004
10.69                (Y)     Settlement Agreement and Release between the
                             Company and House of Daniels, Inc., dba Golden Gate
                             Distributing Company, dated as of November 1, 2004
10.70                (Z)     Second Agreement dated October 9, 1998 between
                             UBSN, Ltd. and Shepherd Neame, Ltd.
10.71                        [Intentionally omitted]
10.72                (Z)     Revised Promissory Note in favor of Savings Bank of
                             Mendocino County, dated as of November 1, 2004
10.73                (AA)    Settlement Agreement and Release, effective as of
                             December 9, 2004
10.74                (BB)    Convertible Promissory Note of Mendocino Brewing
                             Company, Inc. in favor of United Breweries of
                             America, Inc., dated March 2, 2005
10.75                (CC)    Loan and Security Agreement (Accounts Receivable
                             and Inventory Line of Credit) dated
                             May 5, 2005 between the Company and BFI Business
                             Finance
10.76                (DD)    Invoice Discounting Agreement between The Royal
                             Bank of Scotland Commercial Services
                             Limited and UBSN Limited, dated April 26, 2005
10.77                (FF)    Secured Promissory Note in favor of BFI Business
                             Finance, dated December 27, 2005
10.78                (FF)    Secured Promissory Note in favor of BFI Business
                             Finance, dated April 5, 2006
10.79                 *      Loan Agreement between Mendocino Brewing Company,
                             Inc. and Grand Pacific Financing Corporation, dated
                             June 28,2006
10.80                 *      Promissory Note in favor of Grand Pacific Financing
                             Corporation, dated June 28, 2006.
10.81                 *      Promissory Note in favor of Savings Bank of
                             Mendocino County dated June 6, 2006.
14.1                 (V)     Code of Ethics
31.1                  *      Certification of Chief Executive Officer pursuant
                             to Rule 13a-14(a)
31.2                  *      Certification of Chief Financial Officer pursuant
                             to Rule 13a-14(a)
32.1                  *      Certification of Chief Executive Officer pursuant
                             to 18 U.S.C. Section 1350, as adopted
                             pursuant to Section 906 of the Sarbanes-Oxley Act
                             of 2002
32.2                  *      Certification of Chief Financial Officer pursuant
                             to 18 U.S.C. Section 1350, as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002


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

                                           MENDOCINO BREWING COMPANY, INC.


Dated:  August 14, 2006                   /s/   YASHPAL SINGH
                                             -------------------
                                          Yashpal Singh
                                          President, Director and Chief
                                          Executive Officer


Dated:  August 14, 2006                   /s/   N. MAHADEVAN
                                             ------------------
                                          N. Mahadevan
                                          Chief Financial Officer and Secretary

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
10.31                        [Intentionally omitted]

Exhibit
Number                       DESCRIPTION OF DOCUMENT
------                       -----------------------
10.32                        [Intentionally omitted]
10.33                (N)     Employment Agreement with Yashpal Singh.
10.35                (O)     Master Loan Agreement between the Company and the
                             United Breweries of America Inc.
10.36                (O)     Convertible Note in favor of the United Breweries
                             of America Inc. dated Sept. 7, 1999
10.37                (P)     Convertible Note in favor of the United Breweries
                             of America Inc. dated October 21, 1999
10.38                (P)     Convertible Note in favor of the United Breweries
                             of America Inc. dated November 12, 1999
10.39                (P)     Convertible Note in favor of the United Breweries
                             of America Inc. dated December 17, 1999
10.40                (P)     Convertible Note in favor of the United Breweries
                             of America Inc. dated December 31, 1999
10.41                (P)     Convertible Note in favor of the United Breweries
                             of America Inc. dated February 16, 2000
10.42                (P)     Convertible Note in favor of the United Breweries
                             of America Inc. dated February 17, 2000
10.43                (P)     Convertible Note in favor of the United Breweries
                             of America Inc. dated April 28, 2000
10.44                (P)     First Amendment to Master Loan Agreement between
                             the Company and United Breweries of America, Inc.,
                             dated April 28, 2000
10.45                (Q)     Convertible Note in favor of the United Breweries
                             of America Inc. dated September 11, 2000
10.46                (Q)     Convertible Note in favor of the United Breweries
                             of America Inc. dated September 30, 2000
10.47                (Q)     Convertible Note in favor of the United Breweries
                             of America Inc. dated December 31, 2000
10.48                (Q)     Convertible Note in favor of the United Breweries
                             of America Inc. dated February 12, 2001
10.49                (R)     Convertible Note in favor of the United Breweries
                             of America Inc. dated July 1, 2001
10.50                (S)     Confirmation of Waiver Between Mendocino Brewing
                             Company, Inc. and United Breweries of
                             America, Inc., dated as of December 28, 2001
10.51                (S)     Extension of Term of Notes Under Master Line of
                             Credit Agreement between Mendocino Brewing Company,
                             Inc. and United Breweries of America, Inc., dated
                             February 14, 2002
10.52                (T)     License Agreement between United Breweries Limited
                             and United Breweries International (U.K.), Limited
10.53                (T)     Supplemental Agreement to License Agreement between
                             United Breweries Limited and United
                             Breweries International (U.K.), Limited
10.54                (T)     Distribution Agreement between United Breweries
                             International (U.K.), Limited. and UBSN, Ltd.
10.55                (T)     Supplemental Agreement to Distribution Agreement
                             between United Breweries International (U.K.),
                             Limited. and UBSN, Ltd.

Exhibit
Number                       DESCRIPTION OF DOCUMENT
------                       -----------------------
10.56                (T)     Market Development, General and Administrative
                             Services Agreement between Mendocino Brewing
                             Company, Inc. and UBSN, Ltd.
10.57                (T)     Contract to Brew and Supply Kingfisher Products
                             among Shepherd Neame, Limited, United Breweries
                             International (U.K.), Limited. and UBSN, Ltd.
10.58                (T)     Supplemental Agreement to Contract to Brew and
                             Supply Kingfisher Products among Shepherd Neame,
                             Limited, United Breweries International (U.K.),
                             Limited. and UBSN, Ltd.
10.59                (T)     Loan Agreement between Shepherd Neame, Limited and
                             UBSN, Ltd.
10.60                (T)     Brewing License Agreement between UBSN, Ltd. and
                             Mendocino Brewing Company, Inc.
10.61                (T)     Kingfisher Trade Mark and Trade Name License
                             Agreement between Kingfisher of  America, Inc. and
                             Mendocino Brewing Company, Inc.
10.62                (U)     First Amendment to Extension of Term of Notes Under
                             Master Line of Credit Agreement between Mendocino
                             Brewing Company, Inc. and United Breweries of
                             America, Inc., dated November 13, 2002.
10.63                (U)     Second Amendment to Extension of Term of Notes
                             Under Master Line of Credit Agreement between
                             Mendocino Brewing Company, Inc. and United
                             Breweries of America, Inc., dated March, 2003.
10.64                        [Intentionally omitted]
10.65                (V)     Commitment Letter from United Breweries of America,
                             Inc. dated March 31, 2004.
10.66                        [Intentionally omitted]
10.67                (W)     Revised Promissory Note in favor of Savings Bank of
                             Mendocino County, dated as of July 20, 2004
10.68                (X)     Fourth Amendment to Extension of Term of Notes
                             Under Master Line of Credit Agreement
                             between Mendocino Brewing Company, Inc. and United
                             Breweries of America, Inc., dated as of August  14,
                             2004
10.69                (Y)     Settlement Agreement and Release between the
                             Company and House of Daniels, Inc., dba
                             Golden Gate Distributing Company, dated as of
                             November 1, 2004
10.70                (Z)     Second Agreement dated October 9, 1998 between
                             UBSN, Ltd. and Shepherd Neame, Ltd.
10.71                        [Intentionally omitted]
10.72                (Z)     Revised Promissory Note in favor of Savings Bank of
                             Mendocino County, dated as of November 1, 2004
10.73                (AA)    Settlement Agreement and Release, effective as of
                             December 9, 2004
10.74                (BB)    Convertible Promissory Note of Mendocino Brewing
                             Company, Inc. in favor of United
                             Breweries of America, Inc., dated March 2, 2005
10.75                (CC)    Loan and Security Agreement (Accounts Receivable
                             and Inventory Line of Credit) dated May 5, 2005 between the Company and BFI Business Finance

Exhibit
Number                       DESCRIPTION OF DOCUMENT
------                       -----------------------
10.76                (DD)    Invoice Discounting Agreement between The Royal
                             Bank of Scotland Commercial Services
                             Limited and UBSN Limited, dated April 26, 2005
10.77                (FF)    Secured Promissory Note in favor of BFI Business
                             Finance, dated December 27, 2005
10.78                (FF)    Secured Promissory Note in favor of BFI Business
                             Finance, dated April 5, 2006
10.79                 *      Loan Agreement between Mendocino Brewing Company,
                             Inc. and Grand Pacific Financing Corporation, dated
                             June 28, 2006.
10.80                 *      Promissory Note in favor of Grand Pacific Financing
                             Corporation, dated June 28, 2006.
10.81                 *      Promissory Note in favor of Savings Bank of
                             Mendocino County, dated June 6, 2006.
14.1                 (V)     Code of Ethics
31.1                  *      Certification of Chief Executive Officer pursuant
                             to Rule 13a-14(a)
31.2                  *      Certification of Chief Financial Officer pursuant
                             to Rule 13a-14(a)
32.1                  *      Certification of Chief Executive Officer pursuant
                             to 18 U.S.C. Section 1350, as adopted
                             pursuant to Section 906 of the Sarbanes-Oxley Act
                             of 2002
32.2                  *      Certification of Chief Financial Officer pursuant
                             to 18 U.S.C. Section 1350, as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002


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