Form 10-Q
period 2006-09-30
MENDOCINO BREWING CO INC
filed 2006-11-15
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM  10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission file number 1-13636

Mendocino Brewing Company, Inc.
(Exact name of Registrant as Specified in its Charter)

California	68-0318293
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1601 Airport Road, Ukiah, CA 95482
(Address of principal executive offices)

(707) 463-6610
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares of the issuer’s common stock outstanding as of November 14, 2006 is 11,628,174.

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets	(unaudited)	(audited)
Current Assets
Cash	$270,600	$247,700
Accounts receivable, net of allowance for doubtful
accounts of $741,700 and $54,900, respectively	7,751600	7,051,500
Inventories	1,344,800	1,151,400
Prepaid expenses	745,500	548,500
Total Current Assets	10,112,500	8,999,100

Property and Equipment	13,339,800	13,185,600

Other Assets
Deferred income taxes	126,300	116,000
Deposits and other assets	263,200	179,200
Intangibles net of amortization	55,100	77,500
Total Other Assets	444,600	372,700
Total Assets	$23,896,900	$22,557,400

Liabilities and Stockholders’ Equity
Current Liabilities
Lines of credit	$4,416,200	$3,774,000
Note payable	350,000	576,200
Accounts payable	6,769,900	5,491,800
Accrued liabilities	1,654,300	1,714,800
Current maturities of notes to related parties	112,300	103,100
Current maturities of obligations under long-term debt	26,600	284,400
Current maturities of obligations under capital leases	136,300	131,600
Total Current Liabilities	13,465,600	12,075,900

Long-Term Liabilities
Notes to related party	3,247,800	3,171,000
Long term debt, less current maturities	2,968,900	2,314,900
Obligations under capital lease less current maturities	133,600	121,500
Total Long-Term Liabilities	6,350,300	5,607,400

Total Liabilities	19,815,900	17,683,300

Stockholders’ Equity

Preferred stock, Series A, no par value, with aggregate liquidation preference of $227,600;10,000,000 shares authorized,
227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value: 30,000,000 shares authorized,
11,473,914 shares issued and outstanding	14,747,300	14,747,300
Accumulated comprehensive income	72,700	130,400
Accumulated deficit	(10,966,600)	(10,231,200)
Total Stockholders’ Equity	4,081,000	4,874,100

Total Liabilities and Stockholders’ Equity	$23,896,900	$22,557,400

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED September 30		NINE MONTHS ENDED September 30
	2006	2005	2006	2005
SALES	$8,398,400	$8,091,100	$24,330,700	$23,906,000
EXCISE TAXES	176,700	171,800	508,300	489,200
NET SALES	8,221,700	7,919,300	23,822,400	23,416,800
COST OF GOODS SOLD	5,736,700	5,436,200	16,596,900	15,961,000
GROSS PROFIT	2,485,000	2,483,100	7,225,500	7,455,800
OPERATING EXPENSES
Marketing	1,259,100	2,079,700	3,622,300	4,672,700
General and administrative	1,015,300	794,300	3,553,500	2,666,800
	2,274,400	2,874,000	7,175,800	7,339,500
INCOME (LOSS) FROM OPERATIONS	210,600	(390,900)	49,700	116,300
OTHER INCOME (EXPENSE)
Other income	9,900	11,400	26,500	52,400
Profit (Loss) on sale of equipment	6,800	(2,900)	5,700	(12,100)
Interest expense	(275,200)	(252,100)	(814,800)	(705,700)
	(258,500)	(243,600)	(782,600)	(665,400)
INCOME (LOSS) BEFORE INCOME TAXES	(47,900)	(634,500)	(732,900)	(549,100)
PROVISION FOR INCOME TAXES	2,100	(69,900)	2,500	1,800
NET (LOSS)	$(50,000)	$(564,600)	$(735,400)	$(550,900)
OTHER COMPREHENSIVE INCOME / (LOSS), net of tax Foreign Currency Translation Adjustment	(14,300)	19,600	(57,700)	(65,800)
COMPREHENSIVE (LOSS)	$(64,300)	$(545,000)	$(793,100)	$(616,700)
NET (LOSS) PER COMMON SHARE	$(0.00)	$(0.05)	$(0.06)	$(0.05)
DILUTED NET (LOSS) PER COMMON SHARE	$(0.00)	$(0.05)	$(0.06)	$(0.05)

The accompanying notes are an integral part of these financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(735,400)	$(550,900)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	732,800	677,500
Allowance for doubtful accounts	664,200	13,800
Loss (Profit) on sale of assets	(5,700)	12,100
Interest accrued on related party note	134,100	101,500
Changes in:
Accounts receivable	(788,300)	141,900
Inventories	(193,400)	2,400
Prepaid expenses	(163,700)	12,000
Deposits and other assets	(166,200)	8,500
Accounts payable	907,800	(770,400)
Accrued liabilities	(132,300)	(586,800)
Net cash from operating activities:	253,900	(938,400)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, and leasehold improvements	(567,300)	(632,700)
Proceeds from sale of fixed assets	17,400	67,400
Net cash from investing activities:	(549,900)	(565,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on line of credit	437,500	1,075,000
Borrowing on short-term note payable	350,000
Repayment on short-term note payable	(576,200)
Borrowing on long term debt	3,000,000	—
Repayment on long-term debt	(2,712,900)	(362,300)
Borrowings on related party debt	—	400,000
Payments on obligation under long term lease	(169,600)	(99,300)
Net cash from financing activities:	328,800	1,013,400
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9,900)	(24,900)
NET CHANGE IN CASH	22,900	(515,200)
CASH, beginning of period	247,700	526,600
CASH, end of period	$270,600	$11,400
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$680,700	$604,200
Income taxes	$2,500	$1,800
Seller Financed equipment	$170,700	$29,500

The accompanying notes are an integral part of these financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations
Mendocino Brewing Company, Inc., (“the Company” or “MBC”), has operating subsidiaries, Releta Brewing Company, (“Releta”), and United Breweries International, Limited (UK), (“UBI”). In the United States, MBC and its subsidiary, Releta, operate two breweries that produce beer and malt beverages for the specialty “craft” segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The Company also owns and operates a brewpub and gift store located in Hopland, California. The majority of sales for Mendocino Brewing Company are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Lager in the US.

The Company’s UK subsidiary, UBI, is a holding company for UBSN Limited (“UBSN”). UBSN is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe. The distributorship is located in Faversham, Kent in the United Kingdom.

Principles of Consolidation
The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiaries, Releta Brewing Company, LLC, and UBI. All material inter-company balances, profits and transactions have been eliminated.

Basis of Presentation and Organization
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by the Company.

Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2006 as compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the adoption of SFAS No. 123 (revised 2004).

Cash and Cash Equivalents, Short and Long-Term Investments
For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

Substantially all of the Company’s cash and cash equivalents are deposited with large commercial banks in the US and the UK.

Deferred Financing Costs
Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the straight-line method. Deferred financing costs were $123,200, and the related accumulated amortization at September 30, 2006 was $6,200. Amortization of deferred financing costs charged to operations was $25,100 and $2,000 for the nine months ended September 30, 2006, and 2005 respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Concentration of Credit Risks
Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. The Company’s cash deposits are placed with major financial institutions.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. As of September 30, 2006, the Company has approximately $246,700 in cash deposits and $5,830,200 of accounts receivable due from customers located in the United Kingdom.

Income Taxes
The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against net deferred tax assets. Tax expense has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

Stock-Based Compensation
Prior to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method that was used to account for stock-based awards prior to January 1, 2006, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in the Company’s statement of operations as the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

On January 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of the Company’s current year. The Company’s financial statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Stock compensation expense recognized during the period is based on the value of share-based awards that are expected to vest during the period. Stock compensation expense recognized in the Company’s statement of operations for 2006 includes compensation expense related to share-based awards granted prior to January 1, 2006 that vested during the current period based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Stock compensation expense during the current period also includes compensation expense for the share-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, forfeitures were estimated and factored into the expected term of the options.

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

SFAS 123(R) requires the calculation of the beginning balance of the pool of excess tax benefits (additional paid in capital pool or “APIC pool”) available to absorb tax deficiencies recognized subsequent to its adoption. SFAS 123(R) states that this beginning APIC pool shall include the net excess tax benefits that would have arisen had the company adopted the original Statement 123. FASB Staff Position (“FSP”) 123(R)-3 provides a simplified method for determining this APIC pool, which the Company may elect to adopt up to one year from its initial adoption of SFAS 123(R). The Company has not yet determined whether to elect the simplified method for determining its APIC pool as provided in FSP No. 123(R)-3.

Stock-based Compensation Non-employees
The company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

For the nine months ended September 30, 2006 and fiscal year 2005, the Company did not grant any options or warrants. Additionally, as of January 1, 2005, all outstanding stock options were fully vested.

Basic and Diluted Earnings (Loss) per Share
In accordance with SFAS No. 128, “Earnings Per Share,” the basic earnings (loss) per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share for the three and nine months ended September 30, 2006, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company’s net losses. For the nine months ended September 30, 2006, all potentially dilutive securities were non-dilutive.

	Three months ended		Nine months ended
	9/30/2006	9/30/2005	9/30/2006	9/30/2005
Net income (loss)	$(50,000)	(564,600)	$(735,400)	(550,900)
Weighted average common shares outstanding	11,473,914	11,473,914	11,473,914	11,473,914
Basic net income (loss) per share	$(0.00)	(0.05)	$(0.06)	(0.05)
Diluted net income (loss) per share
Net Income (loss)	$(50,000)	(564,600)	$(735,400)	(550,900)
Interest expense on convertible notes payable	$—		—
Income for purpose of computing diluted net income per share	$(50,000)	(564,600)	$(735,400)	(550,900)
Weight average common shares outstanding	11,473,914	11,473,914	11,473,914	11,473,914
Diluted stock option	—	—	—	—
Assumed conversion of convertible notes payable	—	—	—	—
Weight average common shares outstanding for the purpose of computing diluted net income (loss) per share	11,473,914	11,473,914	11,473,914	11,473,914
Diluted net income (loss) per share	$(0.00)	(0.05)	$(0.06)	(0.05)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	September 30, 2006	September 30, 2005

Options to purchase common stock	240,385	240,385
Convertible note	1,790,881	1,674,384

Potential equivalent shares excluded	2,031,266	1,914,769

Diluted net loss per share for the nine months ended September 30, 2006 does not include the effect of 240,385 common shares related to options (none of which were in-the-money with a weighted average exercise price of $0.52) because their effect is anti-dilutive. Diluted net loss per share for the nine months ended September 30, 2006 also does not include the effect of 1,790,881 common shares related to the UBA 10% Convertible Notes with an average conversion price of $1.50 per share. Diluted net income per share for the nine months ended September 30, 2005 does not include the effect of 240,385 common shares related to options (none of which were in-the-money with a weighted average exercise price of $0.52) because their effect is anti-dilutive. Diluted net loss per share for the nine months ended September 30, 2005 also does not include the effect of 1,674,384 common shares related to the 10% Convertible Notes with an average conversion price of $1.50 per share.

Foreign Currency Translation
The assets and liabilities of UBI were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at September 30, 2006 and December 31, 2005, and the statements of operations were translated at the average exchange rates for the quarters and nine months ended September 30, 2006 and 2005. Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders’ equity. Cash at UBI was translated at exchange rates in effect at September 30, 2006 and December 31, 2005, and its cash flows were translated at the average exchange rates for the nine months ended September 30, 2006 and 2005. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

Comprehensive Income (Loss)
Comprehensive income (loss) is composed of the Company’s net income (loss) and changes in equity from non-stockholder sources. The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

The components of other comprehensive income for the three months and nine months ended September 30, 2006 and 2005 are reflected as a separate item in the statement of operations.

Reportable Segments
The Company manages its operations through three business segments: brewing operations, tavern and tasting room operations (domestic) and distributor operations (European Territory). The international business segment sells the Company’s products outside the U.S.

The Company evaluates performance based on net operating profit. Where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the company’s transfer policy, which approximates market price. The costs of operating the manufacturing plants are captured discretely within each segment. The Company’s property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Reclassifications
Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss.

Recent Accounting Pronouncements
In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 155 will have any material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140. Companies are required to apply SFAS No. 156 as of the first annual reporting period that begins after September 15, 2006. The Company does not believe adoption of SFAS No. 156 will have a material effect on its unaudited condensed consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 and has not yet determined the effect on its earnings or financial position.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently does not show sales tax billed to its customers on the income statement but records the same as a liability.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s annual financial statements for fiscal year 2007. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements, however, the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective to the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements.

2. Liquidity and Management Plans

At September 30, 2006, the Company had cash and cash equivalents of $270,600, a working capital deficit of $ 3,353,100 and an accumulated deficit of $10,966,600. Additionally, the Company has a history of past losses as infrastructure costs were incurred in advance of obtaining customers.

Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through September 30, 2007, including obtaining a secured line of credit, and reductions in discretionary expenditures, and additional debt financing. The Company refinanced a real estate loan on July 3, 2006 for $3,000,000 and repaid then outstanding loans from Savings Bank of Mendocino County (“SBMC”). In addition, the Company borrowed $350,000 from SBMC and paid off the entire outstanding amount due for its delinquent property taxes. Management believes that these actions will enable the Company to meet its working capital needs through September 30, 2007.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	30-Sep-06	31-Dec-05
Raw Materials	$450,000	$447,900
Beer-in-process	210,200	143,900
Finished Goods	669,300	539,800
Merchandise	15,300	19,800
TOTAL	$1,344,800	$1,151,400

4. Line of Credit and Note Payable

On May 5, 2005, the Company entered into a receivables and inventory-based line of credit transaction with BFI Business Finance (“BFI”), pursuant to which BFI has provided the Company with a $2,000,000 maximum revolving line of credit with an advance rate based on 80% of MBC’s qualified accounts receivable, 70% of Releta’s qualified accounts receivable, and 50% of the eligible inventory carried by both MBC and Releta (the “BFI Line of Credit”).

The BFI Line of Credit had an initial term of twelve months, but could be automatically extended, at the Company’s option, for an unlimited number of additional twelve-month periods. However, BFI also retains the right to terminate the BFI Line of Credit at any time, upon 30 days’ notice. The minimum monthly interest payment under the BFI Line of Credit is approximately $6,000.

BFI advanced the Company $200,000 under a promissory note dated December 31, 2005 payable in weekly installments of $6,665 commencing in January 2006.

BFI also advanced the Company an additional amount of $289,938 under another promissory note dated April 5, 2006. This note is payable commencing in April 2006 in 18 weekly installments of $3,335 and 22 weekly installments of $10,000. A final installment of $9,908 is due on the maturity date, January 19, 2007. The BFI borrowings carry an interest rate equal to the greater of 9.5%, or the prime rate announced in the Western edition of the Wall Street Journal plus 3.75%, payable monthly. The facility is also subject to a monthly administrative fee of 0.40%. The borrowings are secured by the collateral set forth in the loan and security agreement entered into between MBC and BFI.

On December 31, 2003, Savings Bank of Mendocino County (“SBMC”) extended a temporary loan in the principal amount of $576,200 to MBC. The rate of interest on the loan was prime plus 3%. This loan was repaid on July 3, 2006.

On July 3, 2006, SBMC provided short term financing in the principal amount of $350,000 for a period of six months, at a variable rate of interest equal to the higher of 10% or prime plus 1.5%. This loan is secured against the equipment of the Ukiah brewery.

On April 26, 2005, Royal Bank of Scotland (“RBS”) provided an invoice discounting facility for a maximum amount of GBP 1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN’s United Kingdom customers. The initial term of the facility was for a period of one year after which the facility may be terminated by either party by providing the other party with six months notice. The facility carries an interest rate of 1.38% above RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of September 30, 2006 was approximately $2,776,900. The Company’s credit agreement with RBS contains certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital; minimum amounts of tangible net worth; and maximum ratio of indebtedness to tangible net worth. As of September 30, 2006, certain financial covenants have not been met, and the bank has agreed in writing to continue RBS’s lending relationship with UBSN.

5. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	September 30, 2006	December 31, 2005
Note payable to an institution: payable in monthly installments of $27,300, including interest at Wall Street Journal Prime Rate + 1.5%; maturing July 2011, with a balloon payment; secured by Ukiah real property.	$2,995,500	$—
Note to a bank; payable in monthly installments of $24,400, including interest at the Treasury Constant Maturity Index, plus 4.17% (currently 7.24%); maturing December 2012, with a balloon payment; secured by substantially all of the assets of Mendocino Brewing Company. This note was repaid in full on July 3, 2006.	$—	$2,168,400
Payable to the County of Mendocino in two annual installments of $143,600, maturing April 2008. This note was repaid in full on July 3, 2006.	—	430,900

	2,995,500	2,599,300

Less current maturities	26,600	284,400

	$2,968,900	$2,314,900

On July 3, 2006, MBC obtained a $3,000,000 loan from Grand Pacific Financing Corporation (“GP”), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan is payable in partially amortizing monthly installments of $27,261 including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing July 2, 2011 with a balloon payment. The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan. MBC used the proceeds of the loan to repay in full all the then outstanding loans owed to SBMC.

6. Notes to Related Party

Subordinated Convertible Notes Payable
Notes payable to a related party consist of unsecured convertible notes to United Breweries of America (“UBA”), with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The notes are convertible into common stock at $1.50 per share. The notes were extended until August 2005. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with the GP and BFI lines of credit. The BFI Line of Credit matures in May 2007 and the GP loan matures in the year 2011. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the BFI and GP facilities are repaid. Accordingly, the entire amount due under the Notes is classified as a long term liability. The amount outstanding on the notes was $2,686,300 and $2,552,200 including $771,000 and $636,800 of accrued interest at September 30, 2006 and December 31, 2005, respectively.

5% Notes Payable
Notes payable also includes an unsecured loan from Shepherd Neame Limited payable in annual installments of $100,400 with interest at 5% per year beginning in June 2003 and maturing in December 2012. The amount outstanding (including current maturity) on the note was $673,800 and $721,900 at September 30, 2006 and December 31, 2005.

7. Commitments and Contingencies

Legal
The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

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

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; a sales office in Petaluma, California; land at its Saratoga Springs, New York, facility; a building in the United Kingdom; and certain personal property. The land lease includes a renewal option for two additional five-year periods, which the Company intends to exercise, and certain leases are adjusted annually for changes in the consumer price index. The leases begin expiring in 2007.

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

8. Related-Party Transactions

MBC and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these were a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and United Breweries Limited. UBSN is a party to a brewing agreement and a loan agreement with Shepherd Neame Limited (“Shepherd Neame”). Additional information about these transactions may be found in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

The following table reflects the value of the transactions for the nine months ended September 30, 2006 and 2005 and the balances outstanding as of September 30, 2006 and 2005.

	2006	2005
Sales to Shepherd Neame	$2,292,000	$2,387,300
Purchases from Shepherd Neame	$12,328,100	$10,871,000
Expense reimbursement to Shepherd Neame	$827,300	$889,400
Interest expense associated with UBA convertible notes payable	$134,100	$101,500
Accounts payable to Shepherd Neame	$4,729,300	$3,086,800
Accounts receivable from Shepherd Neame	$598,500	$663,100

9. Stockholders’ Equity

The following table summarizes equity transactions during the nine months ended September 30, 2006.

	Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity

Balance, December 31, 2005	227,600	$227,600	11,473,914	$14,747,300	$130,400	$(10,231,200)	$4,874,100

Net Loss	—	—	—	—	—	(735,400)	(735,400)

Currency Translation Adjustment	—	—	—	—	(57,700)	—	(57,700))

Balance, September 30, 2006	227,600	$227,600	11,473,914	$14,747,300	$72,700	$(10,966,600)	$4,081,000

The following table summarizes equity transactions during the nine months ended September 30, 2005.

	Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity

Balance, December 31, 2004	227,600	$227,600	11,266,874	$14,648,600	$194,300	$(8,916,500)	$6,154,000

Stock issued for services			207,040	98,700			98,700

Net Loss	—	—	—	—	—	(550,900)	(550,900)

Currency Translation Adjustment	—	—	—	—	(65,800)	—	(65,800)

Balance, September 30, 2005	227,600	$227,600	11,473,914	$14,747,300	$128,500	$(9,467,400)	$5,636,000

Independent outside members of the Board of Directors are compensated for attending Board of Directors and committee meetings.

Preferred Stock
Ten million shares of preferred stock have been authorized, of which 227,600 are designated as Series A preferred stock (“Series A”). Shareholders of Series A stock are entitled to receive cash dividends and/or liquidation proceeds equal, in the aggregate, to $1.00 per share before any cash dividends are paid on the common stock or any other series of preferred stock. When the entire Series A dividend/liquidation proceeds have been paid, the Series A shares are automatically canceled and will cease to be outstanding. Only a complete corporate dissolution will cause a liquidation preference to be paid.

10. Stock Option Plan

Under the 1994 Stock Option Plan, which expired during 2004, the Company could issue options to purchase up to 1,000,000 shares of common stock. The Plan provided for both incentive stock options, as defined in Section 422 of the Internal Revenue Code, and options that did not qualify as incentive stock options.

The exercise price of incentive options was no less than the fair-market value of the Company’s stock at the date the option was granted, while the exercise price of non-statutory options was no less than 85% of the fair-market value per share on the date of grant. Options granted to a person possessing more than 10% of the combined voting power of all classes of the Company’s stock had an exercise price of no less than 110% of the fair-market value of the Company’s stock at the date of grant. During 2002, 240,385 non-statutory stock options with a five-year term were issued to the independent members of the Board of Directors at the market price on the date of grant. All options were exercisable at the date of grant and expire on January 3, 2007.

GENERAL OPTION INFORMATION

The following is a summary of changes to outstanding stock options during the nine months ended September 30, 2006:

			Weighted Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Share Options	Exercise Price	Contractual Term	Value

Outstanding at December 31, 2005	240,385	$0.52	1.00	$—
Granted	—	—	—	—
Exercised	—-	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2006	240,385	0.52	0.25	—

Vested and expected to vest at September 30, 2006	240,385	0.52	0.25	—

Options exercisable at September 30, 2006	240,385	$0.52	0.25	$—

The aggregate intrinsic value is nil as of September 30, 2006, based on the Company’s closing stock price of $0.20 on that date, and accordingly there is no pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was none.

As of September 30, 2006, there was no unrecognized compensation cost.

Valuation and Expense Information under SFAS 123(R)

There was no stock compensation related to employee stock options under SFAS 123(R) for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, the Company has not issued any stock based compensation.

Pro Forma Information under SFAS 123 for Period Prior to 2006

The following table illustrates the effect on net loss and loss per share for the nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

2005
Net (loss) - as reported	$(564,600)
Compensation expense	—

Net (loss) - pro forma	$(564,600)

(Loss) per share - pro forma	$(0.05)

11. Segment Information

The Company’s business presently consists of three segments. The first is brewing for wholesale to distributors and other retailers. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe. The third segment consists of beer for sale along with merchandise at the Company’s brewpub and retail merchandise store located at the Hopland Brewery and at the Saratoga Springs brewery. A summary of each segment is as follows:

	Nine months ended September 30, 2006
	Domestic Operations	European Territory	Retail Operations	Corporate & Others	Total

Sales	$9,575,200	$14,597,200	$158,300	$—	$24,330,700
Operating Profit (Loss)	865,400	(844,100)	28,400	—	49,700
Identifiable Assets	12,845,900	8,467,400	58,900	2,524,700	23,896,900
Depreciation & amortization	238,200	353,000	3,500	21,100	615,800
Capital Expenditures	248,500	489,500	—	—	738,000

		Nine months ended September 30, 2005
	Domestic Operations	European Territory	Retail Operations	Corporate & Others	Total
Sales	$8,830,000	$14,920,800	$155,200	$—	$23,906,000
Operating Profit	346,800	(254,100)	23,600	—	116,300
Identifiable Assets	12,824,000	8,003,100	95,700	1,976,700	22,899,500
Depreciation & amortization	352,700	297,100	3,700	24,000	677,500
Capital Expenditures	63,700	598,500	—	—	662,200

12. Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBI, has undistributed earnings of approximately $348,700 as of September 30, 2006. Under UBSN’s line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earnings drop below approximately $1,800,000. Condensed financial information of the parent company, Mendocino Brewing Company, Inc. together with its other subsidiary, Releta Brewing Company is as follows:

	30-Sep-06	31-Dec-05
	(unaudited)	(audited)
Assets
Cash	$23,900	$11,500
Accounts receivable	1,921,400	1,388,500
Inventories	1,344,800	1,151,400
Other current assets	258,100	212,600
Total current assets	3,548,200	2,764,000

Investment in UBI	1,225,000	1,225,000
Property and equipment	11,570,500	11,682,900
Other assets	310,800	245,700
Total assets	$16,654,500	$15,917,600

Liabilities and Stockholders’ Equity
Line of credit and note payable	$1,989,300	$2,181,000
Accounts payable	1,913,100	1,486,000
Accrued liabilities	805,900	892,900
Current maturities of debt and leases	75,400	352,800
Total current liabilities	4,783,700	4,912,700

Intercompany payable to UBI	1,084,000	1,319,500
Long-term debt and capital leases	2,975,600	2,332,700
Notes payable to related party	2,686,300	2,552,300
Total liabilities	11,529,600	11,117,200

Stockholders’ equity
Common stock	14,747,300	14,747,300
Preferred stock	227,600	227,600
Accumulated deficit	(9,850,000)	(10,174,500)
Total stockholders’ equity	5,124,900	4,800,400
Total liabilities and stockholders’ equity	$16,654,500	$15,917,600

Statements of Operations	Quarter ended September 30		Nine months ended September 30
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,215,800	$2,986,700	$9,225,200	$8,496,000
Cost of goods sold	2,162,900	2,072,800	6,305,800	5,794,500
Selling, marketing, and retail expenses	320,600	410,400	928,700	1,096,900
General and administrative expenses	342,700	345,200	1,171,600	1,297,700
Income from operations	389,600	158,300	819,100	306,900

Other income and (expense)	(50,700)	(42,700)	(128,500)	(143,700)
Interest expense	215,800	197,500	620,600	560,800
Dividend from subsidiary				(149,900)
Provision for taxes	2,100	0	2,500	1,800
Net profit	$222,400	$3,500	$324,500	$37,900

Statements of Cash Flows	Nine months ended September 30
	2006	2005
	(unaudited)	(unaudited)
Cash flows from operating activities	$311,700	$(337,700)
Purchase of property and equipment	(181,200)	(34,200)
Proceeds from sale of fixed assets	11,000	—
Net borrowing on line of credit	(191,700)	(98,300)
Borrowing on long term debt	3,000,000	—
Repayment on long term debt	(2,603,800)	(251,700)
Payment on obligation under capital lease	(98,000)	(99,300)
Borrowing on related party note	—	400,000
Net change in payable to UBI	(235,600)	144,500
Increase (decrease) in cash	12,400	(276,700)
Cash, beginning of period	11,500	286,000
Cash, end of period	$23,900	$9,300

13. Subsequent Events

On October 3, 2006, MBC issued 154,260 shares of Common Stock to outside directors as accrued compensation for their attendance at meetings of the Board of Directors and committees thereof held during fiscal years 2004 and 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the nine months and three months ended September 30, 2006, compared to the nine months and three months ended September 30, 2005. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In this Report, the term “the Company” and its variants is generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term “MBC” is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report, including but not limited to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, Management’s beliefs, and assumptions made by Management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company’s future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for the Company’s products; changes in demand for malt beverage products in different Company markets; changes in distributor relationships or performance, changes in customer preference for the Company’s malt beverage products; regulatory or legislative changes; the impact of competition, changes in raw materials prices; availability of financing for operations, changes in interest rates; changes in the company’s European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in the Company’s Securities and Exchange Commission (the “Commission”) filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and in general domestic and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including:

• The first-in, first-out (FIFO) method to value raw materials and merchandise and average cost to value other inventories.

• The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company’s evaluation is based on an estimate of the future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. Long-lived assets are written down to their estimated net fair value calculated using a discounted future cash flow analysis in the event of an impairment. If circumstances related to the Company’s long-lived assets change, the Company’s valuation of the long-lived assets could materially change.

• The Company evaluates the realizability of its deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. This evaluation is based on an assessment of the Company’s ability to generate future U.S. taxable income. Results of operations in recent years are considered in the assessment. The Company records a valuation allowance for the portion of its deferred tax assets that do not meet the recognition criteria of SFAS No. 109, “Accounting for Income Taxes.” If circumstances related to the Company’s ability to generate future U.S. taxable income change, the Company’s evaluation of its deferred tax assets could materially change.

• The Company has adopted EITF - 01-09 “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products)”. This EITF requires that certain cash consideration paid to customers for services or placement fees are to be reported as a reduction in revenue rather than as an expense. The Company has reclassified these items on the income statement as a reduction in revenue and as a corresponding reduction in marketing and selling expenses. This reclassification has no impact on net income.

Changes in 2006

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in the Company’s statement of operations as the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

These accounting policies are applied consistently for all periods presented. The Company’s operating results would be affected if other alternatives were used. Information about the impact on operating results is included in the footnotes to the Company’s consolidated financial statements.

Segment Information

Prior to 2001, the Company’s business operations were exclusively located in the United States, where it was divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company’s gross sales, and retail sales (primarily at the Company’s Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company’s acquisition of United Breweries International (UK), Ltd. (“UBI”) in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the “European Territory”). This segment accounted for 60% and 63% of the Company’s gross sales during the first nine months of the year 2006 and 2005, respectively, with the Company’s United States operations, including manufacturing and distribution of beer as well as retail sales (the “Domestic Territory”) accounting for the remaining 40% and 37% during the first nine months of the year 2006 and 2005, respectively. With expanded wholesale distribution of beer and the closure of the restaurant at the Hopland facility, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company’s wholesale sales.

Seasonality

Sales of the Company’s products are somewhat seasonal. Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both the US market and the Company’s European Territory. In the US, sales volumes have been stronger during the second and third quarters and slower again during the fourth quarter, while in the Company’s European Territory the fourth quarter has generated the highest sales volume. The volume of sales in any given area may also be affected by local weather conditions. Because of the seasonality of the Company’s business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Summary of Financial Results

The Company ended the first nine months of fiscal year 2006 with a net loss of $735,400, as compared to a net loss of $550,900 for the same period in 2005. As set forth more fully under “Results of Operations,” below, during the first nine months of fiscal year 2006 the Company experienced an increase in net sales of $405,600 or 1.73% as compared to the corresponding period in 2005. Costs of goods sold increased by $635,900 or 3.98%, operating expenses decreased by $163,700 or 2.23%, other expenses increased by $117,200 or 17.61% and provision for taxes increased by $700 or 38.89%, resulting in increased losses in the year 2006.

Results of Operations

The following tables set forth, as a percentage of net sales, certain items included in the Company’s Statements of Operations. See the accompanying Financial Statements and Notes thereto.

Statements of Operations Data:	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	%	%	%	%
Sales	102.15	102.17	102.13	102.09
Less Excise taxes	2.15	2.17	2.13	2.09
Net Sales	100.00	100.00	100.00	100.00
Costs of Sales	69.78	68.64	69.67	68.16
Gross Profit	30.22	31.36	30.33	31.84
Marketing	15.31	26.26	15.21	19.95
General and Administrative	12.35	10.03	14.92	11.39
Profit (Loss) from Operations	2.56	(4.93)	0.21	0.50
Other Income / (Expense)	0.21	0.10	0.11	0.17
Interest Expense	(3.35)	(3.18)	(3.42)	(3.01)
Income/(Loss) before income taxes	(0.58)	(8.01)	(3.08)	(2.34)
Provision for income taxes	0.03	0.88	0.01	0.01
Net (Loss)	(0.61)	(7.13)	(3.09)	(2.35)
Other Comprehensive Income / (loss)	(0.17)	0.25	(0.24)	(0.28)
Comprehensive / (Loss)	(0.78)	(6.88)	(2.33)	(2.63)

	Nine Months Ended September 30,
	2006	2005
Balance Sheet Data:	$	$
Cash and Cash Equivalents	270,600	250,000
Working Capital	(3,353,100)	(2,472,600)
Property and Equipment	13,339,800	13,301,000
Deposits and Other Assets	444,600	304,400
Total Assets	23,896,900	23,138,100
Long-term Debt (less current maturities)	2,968,900	2,970,300
Capital Lease (less current maturities)	133,600	14,900
Total Liabilities	19,815,900	17,502,100
Accumulated Deficit	(10,966,600)	(9,467,400)
Stockholder’s equity	4,081,000	5,636,000

Three Months Ended September 30, 2006 Compared To
Three Months Ended September 30, 2005

Net Sales

Overall net sales for the third quarter of 2006 were $8,221,700, an increase of $302,400, or 3.82%, compared to $7,919,300 for the third quarter of 2005. The increase was mainly due to higher sales volume and increased prices, partly offset by increased discounts.

Domestic Operations: Net sales for the third quarter of 2006 were $3,215,800 compared to $2,986,700 for the same period in 2005, an increase of $229,100, or 7.67% mainly due to higher sales volume. The sales volume increased to 17,453 barrels in the third quarter of 2006 from 16,196 barrels in third quarter of 2005; a net increase of 1,257 barrels, or 7.76%. Of the increase, sales of the Company’s own brands decreased by 579 barrels or 4.67%, sales of the Kingfisher brand increased by 173 barrels or 8.28% and sales of contract brands increased by 1,663 barrels or 96.8%.

European Territory: Net sales for the third quarter of 2006 were $5,005,900 (GBP 2,671,200) compared to $4,932,600 (GBP 2,762,000) during the corresponding period of 2005, an increase of $73,300, or 1.49%. During the third quarter of 2006, UBSN sold 16,705 barrels, compared to 17,523 barrels during the third quarter of 2005, representing a decrease of 818 barrels, or 4.67%. When measured from period to period exclusively in Pounds Sterling (which is the basic currency of account for the European Territory), the Company’s net sales in its European Territory decreased by 3.29%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the third quarter of 2006 was 69.78%, as compared to 68.64% during the corresponding period of 2005, mainly due to increased costs in the European Territory.

Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the third quarter of 2006 was 67.26%, as compared to 69.4% during the corresponding period of 2005. This decrease is mainly the result of increased volume resulting in improved production efficiencies partially offsetting increases in costs of packaging materials, wages and energy.

European Territory: Cost of goods sold as a percentage of net sales in the United Kingdom during the third quarter of 2006 was 71.89%, as compared to 68.65% during the corresponding period of 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increases in sales prices for the Company’s products did not fully offset the increases in costs of goods sold in the United Kingdom.

Gross Profit

Gross profit for the third quarter of 2006 increased to $2,485,000, from $2,483,100 during the corresponding period of 2005, representing a marginal increase of $1,900 or 0.08%. As a percentage of net sales, the gross profit during the third quarter of 2006 decreased to 30.22% from 31.36% for the third quarter of 2005.

Operating Expenses

Operating expenses for the third quarter of the year 2006 were $2,274,400, a decrease of $599,600, or 20.86%, as compared to $2,874,000 for the corresponding period of the year 2005. Operating expenses consist of marketing, distribution and general and administrative expenses.

Marketing and Distribution Expenses: The Company’s marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and the Company’s tavern and tasting room expenses. Such expenses for the third quarter of 2005 were $1,259,100, as compared to $2,079,700 for the third quarter of 2005, representing a decrease of $820,600 or 39.46%. These expenses decreased to 15.31% of net sales for the third quarter of the year 2006, as compared to 26.26% for the corresponding period in 2005.

Domestic Operations: Expenses for the third quarter of 2006 were $320,600 compared to $410,400 during the corresponding period of 2005, representing a decrease of $89,800 or 21.88%. As a percentage of net sales in the United States, the expenses decreased to 9.97% during the third quarter of 2006, compared to 13.74% during the corresponding period of 2005. The decreases were mainly due to reduced media and sampling expenses and the transfer of a portion of marketing related expenses associated with the Kingfisher brand to UBSN.

European Territory: Expenses for the third quarter of 2006 were $938,500 compared to $1,669,300 during the corresponding period of 2005, representing a decrease of $730,800 or 43.78%. As a percentage of net sales in the United Kingdom, the expenses decreased to 18.75% during the third quarter of 2006 compared to 33.84% during the corresponding period of 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). Expenses were higher than normal mainly due to one-time expenses incurred in relation to a special advertising campaign that ran in London in June and July of 2005.

General And Administrative Expenses: The Company’s general and administrative expenses were $1,015,300 for the third quarter of the year 2006, representing an increase of $221,000 or 27.82%, over $794,300 for the corresponding period in 2005. General and administrative expenses increased to 12.35% of net sales for the third quarter of the year 2006, as compared to 10.03% for the corresponding period in 2005.

Domestic Operations. Domestic general and administrative expenses were $342,700 for the third quarter of the year 2006, representing a decrease of $2,500, or 0.72%, from $345,200 for the third quarter of the year 2005. The decrease was primarily due to the transfer of a portion of common corporate overhead costs to UBSN and a reduction in legal expenses which were partly offset by increases in salaries and loan transaction fees.

European Territory. General and administrative expenses related to the European Territory were $672,600 for the third quarter of the year 2006, representing an increase of $223,500, or 49.77%, when compared to $449,100 for the third quarter of the year 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase was mainly due to an increase in the provision against bad debts, increases in legal fees and common corporate overhead costs being transferred to UBSN from MBC.

Other Expenses

Other expenses for the third quarter of 2006 totaled $258,500, representing an increase of $14,900, or 6.12%, when compared to the third quarter of 2005. The increase was mainly due to higher interest expenses as a result of increased borrowings under the Company’s lines of credit and increases to the prime rate of lending.

Income Taxes

The Company’s provision for the third quarter of 2006 was $2,100. The provision for taxes relates to the estimated amount of taxes that will be imposed against the Company by taxing authorities in the United States. Due to losses incurred in the United Kingdom during the third quarter of 2005, the Company reversed an income tax provision of $69,900 that had been created earlier in that year.

Net Loss

The Company’s net loss for the third quarter of 2006 was $50,000, as compared to net loss of $564,600 for the third quarter of 2005. After providing for a negative foreign currency translation adjustment of $14,300 during the third quarter of 2006 (as compared to a positive adjustment of $19,600 for the same period in 2005), the comprehensive loss for the third quarter of 2006 was $64,300, compared to a loss of $545,000 for the same period in 2005.

Nine Months Ended September 30, 2006 Compared To
Nine Months Ended September 30, 2005

Net Sales

Overall net sales for the first nine months of the year 2006 were $23,822,400, an increase of $405,600, or 1.73%, compared to $23,416,800 for the same period in 2005. The increase was mainly due to a combination of increased sales volume and increased sales prices for the Company’s products.

Domestic Operations: Domestic net sales for the first nine months of the year 2006 were $9,225,200 compared to $8,496,000 for the same period in 2005, an increase of $729,200 or 8.58%. Domestic sales volume increased to 49,514 barrels during the first nine months of the year 2006 representing an increase of 4,257 barrels or 9.4% compared to domestic sales of 45,257 barrels in the first nine months of the year 2005. Sales of the Company’s brands decreased by 370 barrels or 1.06%, sales of the Kingfisher brand increased by 1,025 barrels or 17.76% and sales of contract brands increased by 3,602 barrels or 81.25%.

European Territory: Net sales for the first nine months of the year 2006 were $14,597,200 (Pounds Sterling £8,028,800) compared to $14,920,800 (Pounds Sterling £8,093,300) during the corresponding period of 2005, a decrease of $323,600 or 2.17%. During the first nine months of the year 2006, UBSN sold 49,260 barrels compared to 49,873 barrels during the first nine months of the year 2005, a decrease of 613 barrels, or 1.23%. The decrease was due to the termination of the distribution agreement covering Sun Lik Chinese beer in the second quarter of 2005 (which resulted in a decrease of 811 barrels) and which was offset by an increase of 198 barrels of Kingfisher beer. Due to exchange rate fluctuations, net sales (when compared in Pounds Sterling) decreased 0.8%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first nine months of the year 2006 was 69.67%, as compared to 68.16% during the corresponding period of 2005 mainly due to increased costs of goods sold which were not completely offset by increases in selling prices of the Company’s products.

Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the first nine months of the year 2006 was 68.35%, as compared to 68.2%, during the corresponding period of 2005. The marginal increase was mainly due to increases in packaging material costs, maintenance expenses and wages which were partly offset by increased production efficiencies.

European Territory: Cost of goods sold as a percentage of net sales in the United Kingdom during the first nine months of the year 2006 was 71.01%, as compared to 68.56% during the corresponding period in 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation), due to increases in costs of goods sold which were not fully offset by increases in the sales prices of the Company’s products.

Gross Profit

As a result of the higher cost of goods sold described above, gross profit for the first nine months of the year 2006 decreased to $7,225,500, from $7,455,800 during the corresponding period of 2005, representing a decrease of $230,300 or 3.09%. As a percentage of net sales, the gross profit during the first nine months of 2006 decreased to 30.33% from 31.84% during the corresponding period in 2005.

Operating Expenses

Operating expenses for the first nine months of the year 2006 were $7,175,800, a decrease of $163,700, or 2.23%, as compared to $7,339,500 for the corresponding period of the year 2005. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: The Company’s marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and the Company’s tavern and tasting room expenses. Such expenses for the first nine months of the year 2006 were $3,622,300, as compared to $4,672,700 for the same period in 2005, representing a decrease of $1,050,400 or 22.48%. These expenses were equal to 15.21% of net sales for first nine months of the year 2006, as compared to 19.95% for the corresponding period in 2005.

Domestic Operations: Expenses for the first nine months of the year 2006 were $928,700 compared to $1,096,900 during the corresponding period of 2005, representing a decrease of $168,200 or 15.33%. As a percentage of net sales in the United States, these expenses decreased to 10.06% during the first nine months of the year 2006, compared to 12.92% during the corresponding period of 2005. The decrease in expenses resulted from lower salary and travel costs due to a temporary decrease in staff (both in New York and California), and decreases in media expenses and tavern operating expenses.

European Territory: Expenses for the first nine months of the year 2006 were $2,693,600 compared to $3,575,800 during the corresponding period of 2005, representing a decrease of $882,200 or 24.67%. As a percentage of net sales in the United Kingdom, the expenses decreased to 18.45% during the first nine months of the year 2006 compared to 23.97% during the corresponding period of 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). Expenses were higher than normal mainly due to one-time expenses incurred in relation to a special advertising campaign that ran in London in June and July of 2005.

General And Administrative Expenses: The Company’s general and administrative expenses were $3,553,500 for the first nine months of the year 2006, representing an increase of $886,700 or 33.25%, compared to $2,666,800 for the corresponding period in 2005. These expenses were equal to 14.92% of net sales for the first nine months of the year 2006, as compared to 11.39% for the corresponding period in 2005.

Domestic Operations. Domestic general and administrative expenses were $1,171,600 for the first nine months of the year 2006, representing a decrease of $126,100, or 9.72%, from $1,297,700 for the same period in 2005. The decrease was primarily due to the transfer to UBSN of a portion of common corporate overhead costs and one time legal expenses in the year 2005 associated with a material legal dispute with a distributor that was settled in 2004 which decreases were partly offset by increases in salary and loan transaction fees.

European Territory. General and administrative expenses related to the European Territory were $2,381,900 for the first nine months of the year 2006, representing an increase of $1,012,800 or 73.98%, as compared to $1,369,100 for the same period in 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). These increases were mainly due to (i) a provision against bad debts and legal expenses related to a customer’s filing for liquidation, (ii) common corporate overhead costs transferred by MBC to UBSN and (iii) an increase in depreciation.

Other Expenses

Other expenses for the first nine months of the year 2006 totaled $782,600 representing an increase of $117,200 or 17.61% when compared to the same period in 2005. The increase is mainly due to higher interest expenses as a result of increased borrowings under the Company’s lines of credit and increases in the prime rate of lending.

Income Taxes

The Company has a provision for income taxes of $2,500 for the first nine months of the year 2006, compared to $1,800 the same period in 2005. The provision for taxes is mainly related to the estimated amount of taxes that will be imposed by taxing authorities in the United Kingdom.

Net Loss

The Company’s net loss for the first nine months of the year 2006 was $735,400, as compared to a net loss of $550,900 for the corresponding period of the year 2005. After providing for a negative foreign currency translation adjustment of $57,700 during the first nine months of 2006 (as compared to $65,800 for the corresponding period in 2005), the comprehensive loss for the first nine months of the year 2006 was $793,100, compared to a comprehensive loss of $616,700 for the corresponding period of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at the Ukiah and Saratoga Springs facilities has continued to place demands on the Company’s working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital. The Company’s operations in the European Territory operated at a loss during the first nine months of the year 2006. The Company has entered into a substantial number of loan agreements, lines of credit, other credit facilities, and lease agreements over the last several years. In order to continue its operations, the Company will have to make timely payments of its debt and lease commitments as they fall due. Any breach of a loan or lease which results in an event of default, or to an attempt by a creditor to exercise its rights in the Company’s tangible or intangible assets, could potentially make it difficult, at least in the short term, for the Company to continue its operations.

BFI loan and line of credit

On May 5, 2005, the Company entered into a receivables and inventory-based line of credit transaction with BFI Business Finance (“BFI”), pursuant to which BFI has provided the Company with a $2,000,000 maximum revolving line of credit with an advance rate based on 80% of MBC’s qualified accounts receivable, 70% of Releta’s qualified accounts receivable, and 50% of the eligible inventory carried by both MBC and Releta (the “BFI Line of Credit”).

The BFI Line of Credit had an initial term of twelve months, and has been extended for an additional twelve-month period, and may automatically extend for an unlimited number of additional twelve-month periods. However, BFI retains the right to terminate the BFI Line of Credit at any time, upon 30 days’ notice. The minimum monthly interest payment under the BFI Line of Credit is approximately $6,000. The BFI Facility carries an interest rate equal to the greater of 9.5%, or the prime rate announced in the Western edition of the Wall Street Journal plus 3.75%, payable monthly. The facility is also subject to a monthly administrative fee of 0.40%.

On May 6, 2005, the Company used the entire immediately available amount drawable under the BFI Facility to pay off the remaining outstanding balance under the line of credit with the CIT Group.

In addition, BFI advanced the Company $200,000 under a promissory note dated December 31, 2005. This promissory note is payable in weekly installments of $6,665, and the Company began paying such installments in January 2006.

BFI also advanced the Company an additional $289,937.70 under another promissory note dated April 5, 2006. This note is payable in 17 weekly installments of $3,335.00 and 22 weekly installments of $10,000. The Company began paying such weekly installments in April 2006. A final installment of $9,908 is due on the maturity date, January 19, 2007. This note is secured by the collateral set forth in the Loan and Security agreement between the Company and BFI.

Master line of credit. On August 31, 1999, MBC and United Breweries of America, Inc. (“UBA”), one of the Company’s principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000. The Company and UBA have executed an Extension of Term of Notes under Master Line of Credit Agreement (the “Extension Agreement”). The Extension Agreement confirms the Company’s and UBA’s extension of the terms of the UBA Notes for a period ending on August 31, 2005. Although this date has passed, the Company has had discussions with UBA and anticipates that the terms of the UBA Notes will be extended again.

As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the “UBA Notes”). The aggregate outstanding principal amount of the UBA Notes as of September 30, 2006 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $770,900, for a total of $2,686,300.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA’s discretion, into shares of the Company’s unregistered Common Stock at a conversion rate of $1.50 per share. As of September 30, 2006, the outstanding principal and interest on the notes was convertible into approximately 1,790,881 shares of the Company’s Common Stock. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

The UBA Notes require the Company to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted the Company to capitalize all accrued interest; therefore, the Company has borrowed the maximum amount available under the facility. Upon maturity of any UBA Notes, unless UBA has given the Company prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Note may be converted, at the option of UBA, into shares of the Company’s common stock. If UBA does not elect to so convert any UBA Notes upon maturity, it has the option to extend the term of such notes for any period of time mutually agreed upon by UBA and the Company. During the extended term of any note, UBA has the right to require the Company to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days.

These UBA Notes are subordinated to credit facilities extended to the Company by BFI and SBMC under a subordination agreement executed by UBA. As per the terms of the subordination agreement, UBA is precluded from demanding repayment of the notes due unless the BFI and SBMC facilities are settled in full. Although the SBMC facilities were settled in full in July 2006, the UBA Notes are also subordinated to the loan with Grand Pacific Financing Corporation as of July 2006. Therefore, the Company does not expect to make payments on any of these UBA Notes within the next year.

Long term debt: MBC obtained a $2.7 million loan from Savings Bank of Mendocino County (“SBMC”), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan was payable in partially amortizing monthly installments of $24,443 including interest at the rate of 7.24%, maturing December 2012 with a balloon payment in the amount of $932,600. The interest rate was adjustable on every five year anniversary of the agreement to the Treasury Constant Maturity Rate plus 4.17%. The amount of the balloon payment varied depending on the change in interest rates over the term of the loan. In addition to the Ukiah land and facility, this loan was secured by certain other assets of the Company (other than the Releta facility), including, without limitation, most of the Company’s equipment. This loan was fully settled on July 3, 2006 out of the proceeds from the loan which the Company received from Grand Pacific Financing Corporation. The Grand Pacific Financing Corporation loan is secured against the Ukiah real property.

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

Royal Bank of Scotland facility: In April 2005, Royal Bank of Scotland (“RBS”) provided UBSN with a £1,750,000 Pounds Sterling maximum revolving line of credit with an advance rate based on 80% of UBSN’s qualified accounts receivable. On April 26, 2005, UBSN utilized the proceeds of this facility to settle a credit facility with Nedbank Limited, a South African registered company. This facility had a minimum maturity of twelve months, but was automatically extended. The facility will continue to be extended for additional twelve month periods unless terminated by either party upon six months’ written notice.

Shepherd Neame loan: Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for the Company’s European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 (Pounds Sterling) to UBSN, repayable in annual installments of £60,000 (Pounds Sterling) per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year.

Weighted Average Interest: The weighted average interest rates paid on the Company’s U.S. debts was 11.42% for the first nine months of the year 2006 and 9.1% for the corresponding period in 2005. For loans primarily associated with the Company’s European Territory, the weighted average rate paid was 6.04% for the first nine months of the year 2006 and 6.21% for the corresponding period in 2005.

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

Overdue Property Taxes: As of June 30, 2003, the delinquent property taxes due on the Company’s Ukiah property, including penalties and interest, totaled $718,100, representing overdue taxes for the period from April 1999 to June 2003. On July 31, 2003, the Company entered into a payment plan to settle these issues, pursuant to which it made an initial payment to the County of Mendocino equaling $143,600. In April 2006, the Company made payment of the 2006 installment, plus interest, for a total payment of $221,200. The remaining balance of the overdue taxes was paid in full on July 3, 2006 using the proceeds of a loan granted to the Company by Grand Pacific Financing Corporation.

Restricted Net Assets. The Company’s wholly-owned subsidiary, UBI, has undistributed earnings of approximately $348,700 as of September 30, 2006. Under UBSN’s line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earnings drop below approximately $1,800,000.

Current Ratio

The Company’s ratio of current assets to current liabilities on September 30, 2006 was 0.75 to 1.0 compared to 0.79 to 1.0 on September 30, 2005. The decrease was mainly due to losses in the European Territory. The Company’s ratio of total assets to total liabilities was 1.20 to 1.0 on September 30, 2006 compared to 1.33 to 1.0 on September 30, 2005. The decrease in the ratio was mainly due to additional borrowing under the Company’s lines of credit and long term debts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2006, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has some interest-related market risk due to floating interest rate debt totaling $9,677,100 as of September 30, 2006.

Interest Rate Risk

The Company had total debt as of September 30, 2006 of $10,350,900, of which $9,677,100 was subject to variable rates of interest (either prime or LIBOR plus 1.38% or prime plus 3.75% or prime plus 1.5% or prime plus 1.75%). Its long-term debt (including current portion) as of September 30, 2006 totaled $5,584,700, of which $673,800 had fixed rates of interest and the balance of $4,910,900 were subject to variable rates. Short term debts amounted to $4,766,200 which were subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $96,800 in interest expense on the Company’s variable rate loans.

Foreign Currency Rate Fluctuations

The Company’s earnings and cash flows at its subsidiaries UBI and UBSN are subject to fluctuations due to changes in foreign currency rates. The Company believes that changes in the foreign currency exchange rate would not have a material adverse effect on its results of operations as the majority of its foreign transactions are delineated in UBI’s functional currency, the Pound Sterling.

Item 4. Controls and Procedures

The Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) has evaluated the effectiveness of the design, maintenance, and operation of the Company’s “disclosure controls and procedures” as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that information that the Company is required to disclose in its reports under the Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding the required disclosure.

Certain aspects of the Company’s internal control over financial reporting are included in the Company’s disclosure controls and procedures, and are therefore included in management’s evaluation. Management evaluates internal control over financial reporting on a quarterly basis to determine whether any changes have occurred. Internal control over financial reporting is also evaluated on an annual basis in connection with the preparation of the Company’s Annual Report on Form 10-K.

Management’s review of the disclosure controls and procedures includes a review of their objectives, design, implementation, and results. Based on this evaluation, the CEO and CFO believe that, subject to the limitations set forth below, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized, and reported within the time specified by the Commission, and that material information pertaining to the Company is timely communicated to the Company’s management (including the CEO and CFO). Management is not aware of any changes in the Company’s internal or other controls over financial reporting identified in connection with that evaluation that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Please refer to the certifications of the Company’s Chief Executive Officer and Chief Financial Officer (which are attached to this report as Exhibits 31.1 and 31.2) for additional information regarding the Company’s controls and procedures.

Limitations on Controls

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the Company’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in such controls and procedures, including the fact that human judgment in decision making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

PART II

OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Notes	Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1	(A)	Mendocino Brewing Company Profit Sharing Plan.
10.2	(T)	Amended 1994 Stock Option Plan
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart’s Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9	(E)	Agreement between United Breweries of America Inc. and Releta Brewing Company LLC regarding payment of certain liens.
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12	(H)	Manufacturing Business Expansion and Relocation Agreement with the City of Ukiah.
10.13	(H)	Manufacturing Business Expansion and Relocation Agreement with the Ukiah Redevelopment Agency.
10.14	(I)	$2,700,000 Note in favor of the Savings Bank of Mendocino County.
10.15	(I)	Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21	(K)	Registration Rights Agreement Among the Company, United Breweries of America, Inc., H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33	(N)	Employment Agreement with Yashpal Singh.
10.35	(O)	Master Loan Agreement between the Company and the United Breweries of America Inc.
10.36	(O)	Convertible Note in favor of the United Breweries of America Inc. dated September 7, 1999
10.37	(P)	Convertible Note in favor of the United Breweries of America Inc. dated October 21, 1999
10.38	(P)	Convertible Note in favor of the United Breweries of America Inc. dated November 12, 1999
10.39	(P)	Convertible Note in favor of the United Breweries of America Inc. dated December 17, 1999
10.40	(P)	Convertible Note in favor of the United Breweries of America Inc. dated December 31, 1999
10.41	(P)	Convertible Note in favor of the United Breweries of America Inc. dated February 16, 2000
10.42	(P)	Convertible Note in favor of the United Breweries of America Inc. dated February 17, 2000
10.43	(P)	Convertible Note in favor of the United Breweries of America Inc. dated April 28, 2000
10.44	(P)	First Amendment to Master Loan Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000
10.45	(Q)	Convertible Note in favor of the United Breweries of America Inc. dated September 11, 2000
10.46	(Q)	Convertible Note in favor of the United Breweries of America Inc. dated September 30, 2000
10.47	(Q)	Convertible Note in favor of the United Breweries of America Inc. dated December 31, 2000
10.48	(Q)	Convertible Note in favor of the United Breweries of America Inc. dated February 12, 2001
10.49	(R)	Convertible Note in favor of the United Breweries of America Inc. dated July 1, 2001
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002

10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March, 2003.
10.64		[Intentionally omitted]
10.65	(V)	Commitment Letter from United Breweries of America, Inc. dated March 31, 2004.
10.66		[Intentionally omitted]
10.67	(W)	Revised Promissory Note in favor of Savings Bank of Mendocino County, dated as of July 20, 2004
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of August 14, 2004
10.69	(Y)	Settlement Agreement and Release between the Company and House of Daniels, Inc., dba Golden Gate Distributing Company, dated as of November 1, 2004
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72	(Z)	Revised Promissory Note in favor of Savings Bank of Mendocino County, dated as of November 1, 2004
10.73	(AA)	Settlement Agreement and Release, effective as of December 9, 2004
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005
10.75	(CC)	Loan and Security Agreement (Accounts Receivable and Inventory Line of Credit) dated May 5, 2005 between the Company and BFI Business Finance
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005
10.77	(FF)	Secured Promissory Note in favor of BFI Business Finance, dated December 27, 2005
10.78	(FF)	Secured Promissory Note in favor of BFI Business Finance, dated April 5, 2006
10.79	(GG)	Loan Agreement between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation, dated June 28, 2006
10.80	(GG)	Promissory Note in favor of Grand Pacific Financing Corporation, dated June 28, 2006
10.81	(GG)	Promissory Note in favor of Savings Bank of Mendocino County, dated June 6, 2006
14.1	(V)	Code of Ethics
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A) The Company’s Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B) The Company’s Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C) The Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D) The Company’s Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(E) The Company’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1997.

(F) The Company’s Annual Report on Form 10-KSB for the period ended December 31, 1996

(G) The Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1995

(H) The Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1996

(I) The Company’s Annual Report on Form 10-KSB for the period ended December 31, 1997

(J) The Company’s Registration Statement dated February 6, 1997, as amended, Registration No. 33-15673

(K) Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya

(L) The Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1998

(M) The Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 1998

(N) The Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1999

(O) Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P) Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q) Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R) Amendment No. 8 to Schedule 13D filed August  22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S) The Company’s Current Report on Form 8-K filed as of February 19, 2002

(T) The Company’s Annual Report on Form 10-KSB for the period ended December 31, 2001

(U) Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya

(V) The Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003

(W) The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004

(X) Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August  16, 2004

(Y) The Company’s Current Report on Form 8-K filed as of November 1, 2004

(Z) The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004

(AA) The Company’s Current Report on Form 8-K filed as of November 25, 2004

(BB) The Company’s Current Report on Form 8-K filed as of March 2, 2005

(CC) The Company’s Annual Report on Form 10-K/A for the period ended December 31, 2004

(DD) The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005

(EE) The Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005

(FF) The Company’s Annual Report on Form 10-K for the period ended December 31, 2005

(GG) The Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2006

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Date: November 14, 2006	By:	/s/ Yashpal Singh
Yashpal Singh
President, Director and Chief Executive Officer

Date: November 14, 2006	By:	/s/ N. Mahadevan
N. Mahadevan
Chief Financial Officer and Secretary