Form 10-K
period 2006-12-31
MENDOCINO BREWING CO INC
filed 2007-04-02
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

or

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated Filer ☐   Accelerated Filer ☐ Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the average of the closing bid and asked prices for such stock, as reported by the NASDAQ OTC Bulletin Board on March 29, 2007 was $2,441,917.

The number of shares of the registrant's Common Stock outstanding as of March 29, 2007 was 11,628,174.

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Proxy Statement relating to its 2007 Annual Stockholders' Meeting, to be filed subsequently-Part III.

i

FORWARD-LOOKING INFORMATION

Various portions of this Annual Report on Form 10-K, (the "Annual Report") including but not limited to the sections captioned "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operation," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to availability of financing for operations, successful performance of internal operations, the impact of competition, changes in distributor relationships or performance, and other risks discussed elsewhere in this Annual Report on Form 10-K and from time to time in the Company's filings and reports with the Securities and Exchange Commission (the "Commission"). In addition, such statements could be affected by general industry and market conditions and growth rates, and by general economic and political conditions in the markets in which the Company competes. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1. BUSINESS

OVERVIEW

Mendocino Brewing Company, Inc., a California corporation, was founded in 1983. It was one of the first modern craft brewers, having opened the first new brewpub in California and the second in the United States following the repeal of Prohibition, and it has been recognized for its innovations in the brewpub concept, its craft brew style and its distinctive labels. (In this Annual Report, the term "the Company" and its variants and the terms "we," "us," and "our" and their variants are generally used to refer to Mendocino Brewing Company, Inc. together with its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity.)

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

The Company's domestic operations consist primarily of brewing and marketing a variety of proprietary craft beers, including among others Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, White Hawk Original IPA, and Red Tail Lager, and a licensed international specialty beer, Kingfisher Premium Lager. For domestic distribution, the Company brews its brands in its own facilities, which are located in Ukiah, California and Saratoga Springs, New York, and these beers are distributed in 41 states and the District of Columbia.

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

All of the Company's beers sold in the European Territory are brewed in England under contract by Shepherd Neame, Ltd. ("Shepherd Neame"), a prominent English brewer. Although UBSN is the sole distributor of Kingfisher Premium Lager in the United Kingdom, Ireland, continental Europe, and Canada, it does not physically distribute its products to its ultimate trade customers, relying instead on specialist restaurant trade distributors in the United Kingdom and Shepherd Neame, acting as UBSN's agent, on a commission basis, for distribution to the supermarket and liquor and convenience store trade.

COMPANY BACKGROUND

MBC first bottled its flagship brand, Red Tail Ale, in December 1983, and made its initial public offering in February 1995. The Company completed construction of its brewery in Ukiah, California in May 1997. This facility, which has a current annual bottling capacity of 90,000 brewers' barrels ("bbl."), was designed to enable the Company's production to be expanded to 200,000 bbl. per year with the addition of necessary equipment.

The Company's New York subsidiary, Releta Brewing Company, LLC, d/b/a Ten Springs Brewery ("Releta"), which is located in Saratoga Springs, New York, commenced production in its leased facilities in February 1998, with an initial capacity of 60,000 bbl. per year expandable to 200,000 bbl. per year.

In July 1998, the Company purchased certain of the assets of Carmel Brewing Company, Inc., a California corporation ("Carmel Brewing"), such as trademarks, trade names, and other brand related assets as well as certain point of sales and brewing ingredients inventory.

On August 13, 2001, the Company acquired UBI together with UBI's wholly-owned subsidiary UBSN, from Inversiones Mirabel, S. A., a Panamanian corporation ("Inversiones"), in exchange for MBC stock then valued at approximately $5,500,000 (the "UBI Acquisition"). The UBI Acquisition was considered to be a related-party transaction because at the time of the acquisition Inversiones was owned by a trust in which the Company's Chairman, Dr. Mallya, may have been deemed to have been a beneficial owner at the time. UBI and UBSN primarily market, sell, and distribute Kingfisher Premium Lager in the Company's European Territory. Kingfisher Premium Lager, which is the flagship brand of UB Limited, an India-based brewing and distribution company, is a recognized international brand, with widespread distribution outside the Company's geographic markets.

The Company also acquired the United States brewing and distribution rights for Kingfisher Premium Lager as a result of the UBI Acquisition. The Company brews Kingfisher Premium Lager in both of its U.S. brewing facilities -- Saratoga Springs and Ukiah. The Company has engaged Shepherd Neame to brew Kingfisher Premium Lager for distribution in the European Territory.

During the last quarter of fiscal year 2005, United Breweries of America, BVI, a British Virgin Islands corporation ("UBA-BVI"), an indirect beneficial owner of a majority of the Company's outstanding shares, merged into United Breweries Holdings, Ltd., an Indian Corporation ("UBHL"). As a result of the merger of UBA-BVI into UBHL, UBHL acquired indirect control over approximately 73% of the Company's outstanding shares. Dr. Mallya is the Chairman of the board of directors of UBHL.

INDUSTRY OVERVIEW

DOMESTIC MARKET

The U.S. domestic beer market falls into a number of market categories, some of which include low-priced, premium, super premium, lite, import, and specialty/craft beers. In the Domestic Territory, the Company competes in the specialty/craft category, which is currently estimated to be in the range of 6.6 million barrels per year. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews.

EUROPEAN MARKET

The vast majority of the Company's sales in the European Territory are made in the United Kingdom. During fiscal years 2006, 2005 and 2004 the Company's sales in the United Kingdom constituted approximately 92%, 94% and 94%, respectively, of its total sales in the European Territory.

Within the European Territory, the Company primarily distributes its products through Indian restaurants using specialist restaurant trade distributors. In addition, the Company distributes its products through other licensed premises and through other retail outlets such as supermarkets, liquor stores, and licensed shops and convenience stores.

BUSINESS OF THE COMPANY

SEGMENT INFORMATION

Prior to 2001, the Company's business operations were exclusively located in the United States, where it was divided into two segments, (i) manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and (ii) retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of annual gross sales (by revenue). With the Company's acquisition of UBI and UBSN in August 2001, however, the Company added a new business segment, distribution of beer outside the United States, primarily in the European Territory. The European Territory accounted for approximately 61%, 63% and 63% of the Company's gross sales during fiscal years 2006, 2005 and 2004 respectively, with the Company's manufacturing and distribution in the Domestic Territory accounting for 38%, 36% and 36% of the Company's gross sales during fiscal years 2006, 2005 and 2004, respectively. The Company's retail segment accounted for less than 1% of gross sales for fiscal years 2006, 2005 and 2004. With the closure of the restaurant at the Company's Hopland property, Management expects that the retail sales segment will represent an insignificant portion of the Company's overall gross sales in the future. (For information on the Company's gross sales, income or loss and total assets for each segment, see the Company's Audited Financial Statements for fiscal year 2006 included in this Annual Report.)

THE HOPLAND TAVERN ALE HOUSE AND MERCHANDISE STORE

The historic Hopland tavern ale house and merchandise store serves to market the Company's products in the Domestic Territory. Located on a tourist route in Hopland, California, 100 miles north of San Francisco, the Hopland Brewery opened in 1983 as the first new brewpub in California and the second in the United States following the repeal of Prohibition.

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

PRODUCTS

The Company brews five ales, one wheat beer, three lagers, one stout and a root beer on a year-round basis, and three seasonal ales, for distribution in the Domestic Territory. All of these products are brewed at the Company's production facilities in Ukiah, California, and Saratoga Springs, New York.

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

KINGFISHER PREMIUM LAGER is a conventionally fermented specialty lager with a smooth crisp taste. In the Domestic Territory, Kingfisher Premium Lager is currently available year-round in 12 oz. six-packs, 22 oz. bottles, and on-draft. In the European Territory, it is available year-round, in 330ml and 660ml bottles in multi-packs in the United Kingdom, Ireland, and continental Europe and in 330ml bottles in Canada, as well as in a variety of keg sizes. In the United Kingdom, it is also available on draft in Indian restaurants.

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

The Company's major suppliers in the United States are Great Western Malting Co., Yakima, Washington, and Canada Malting company, Montreal, Canada (malt); Hop Union LLC, Yakima, Washington and S S Steiner, Inc., New York, New York (hops); Gamer Packaging Inc., Minneapolis, Minnesota (bottles and crown corks); Alliance Packaging, Seattle, Washington, Inland Paper Board and Packaging, Inc., Antioch, California and Empire State Container, Inc., Syracuse, New York (cartons); Sierra Pacific Packaging, Oroville, California and Caraustar, Ashland, Ohio (carriers); and DWS Printing Associates, Bay Shore, NY (labels).

The Company's major supplier for the European Territory is Shepherd Neame, which brews on a contract basis all of the Company's products that are sold in the European Territory. The Company does not directly purchase any material amounts of agricultural commodities or other products for use in the European Territory.

DEPENDENCE ON MAJOR CUSTOMERS

Sales to the Company's top five customers in fiscal year 2006 totaled $8,032,600, or approximately 24%, of the Company's total net sales, as compared to $7,610,500 or 24% of total net sales for fiscal year 2005 and $7,942,000 or 25% of total net sales for 2004.

In the Company's Domestic Territory, sales to Mesa distributing company totaled approximately 8.5% of the Company's domestic sales (or approximately 3.3% of its total sales) for fiscal year 2006. During the years 2005 and 2004, sales to Alta Marketing totaled approximately to 10.4% and 10.2% respectively of the Company’s domestic sales (or approximately 3.8% of total sales in both years).

Sales to the Company's principal European customer, Shepherd Neame have also remained relatively stable. During fiscal year 2006 they represented approximately 16.2% of the Company's European Territory sales (or approximately 9.9% of the Company's total sales), as compared to approximately 14.6% and 15.3% of European Territory sales (or approximately 9.2% and 9.6% of total net sales) in fiscal years 2005 and 2004, respectively. No other individual customer accounted for more than 5% of the Company's total net sales during fiscal years 2006, 2005 or 2004.

TRADEMARKS

The Company has U.S. federal trademark registrations on the principal register of the United States Patent and Trademark Office for the following marks: MENDOCINO BREWING COMPANY word mark (Reg. No. 2,441,141), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL design mark (Reg. No. 2,011,817), BLUE HERON PALE ALE design mark (Reg. No. 2,011,816), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), EYE OF THE HAWK SPECIAL EDITION ANNIVERSARY ALE design mark (Reg. No. 2,011,815), YULETIDE PORTER word mark (Reg. No. 1,666,891), BREWSLETTER word mark (Reg. No. 1,768,639), PEREGRINE GOLDEN ALE word mark (Reg. No. 2,475,522), HOPLAND BREWERY word mark (Reg. No. 2,509,464), BLACK EYE ALE word mark (Reg. No. 2,667,078), SUN LAGER PREMIUM HANDCRAFTED BREW word and design mark (Reg. No. 2,583,446), WHITE HAWK ORIGINAL IPA word and design mark (Reg. No. 2,956,999), RAPTOR RED LAGER word and design mark (Reg. No. 3,113,619), and BLACK HAWK STOUT word mark (Reg. No. 3,205,652).

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

The Company's United States federal trademark registration for the BLUE HERON word mark (Cancelled Reg. No. 1,820,076) was cancelled as a result of an alleged technical deficiency in registration compliance filings. The Company continues to use the BLUE HERON word mark and claims common law trademark rights in and to that mark. The Company presently has a pending application on file with the United States Patent and Trademark Office for the re-registration of the BLUE HERON word mark.

The Company claims common law trademark rights in and to the TALON BARLEY WINE ALE word mark and TALON BARLEY WINE ALE word and design mark and intends to register the marks with the United States Patent and Trademark Office.

The Company has acquired the trademark CARMEL BREWING COMPANY and any other variation of the same as used by Carmel Brewing Company and claims common law trademark rights in and to all such marks. The Company has also acquired the rights to use the RAZOR EDGE word mark through a License Agreement with Beverage Mates, Ltd. However, the Company is currently not using the RAZOR EDGE mark, and it is unclear whether it will use the mark in the future. The RAZOR EDGE License Agreement expires in 2008, but will be automatically renewed unless specifically terminated. License fees are calculated based on sales of the product. The Company has not had any sales of this brand since 2001.

Releta has a federal trademark registration on the supplemental register of the United States Patent and Trademark Office for the SARATOGA CLASSIC PILSNER word mark (Reg. No. 2,396,601).

LICENSE AGREEMENTS

In August 2001, the Company acquired UBI and its wholly-owned subsidiary UBSN, which hold the exclusive brewing and distribution rights for Kingfisher Premium Lager in the United Kingdom, Ireland, continental Europe, and Canada through a Licensing Agreement with UB Limited. They also held Sun Lik Chinese Lager distribution rights in the United Kingdom, which expired in March 2005.

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

GOVERNMENTAL REGULATION

The Company's Domestic Territory operations are subject to licensing by local, state and federal governments, as well as to regulation by a variety of state and local agencies. The Company is licensed to manufacture and sell beer by the Departments of Alcoholic Beverage Control in California and New York. A federal permit from the United States Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (the "TTB") (formerly the Bureau of Alcohol, Tobacco, and Firearms) allows the Company to manufacture fermented malt beverages. To keep these licenses and permits in force the Company must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, or company structure must also be made to these regulatory agencies. The TTB must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities in aggregate of 10% or more in the Company be investigated as to their suitability of character. The Company's production operations must also comply with the Occupational Safety and Health Administration's workplace safety and worker health regulations and comparable state laws. Management believes that the Company is presently in compliance with the aforementioned laws and regulations. In addition, the Company has implemented its own voluntary safety program. The Hopland tavern is regulated by the Mendocino County Health Department, which requires an annual permit and conducts spot inspections to monitor compliance with applicable health codes.

In the United States, the federal excise tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. for brewers producing less than 2,000,000 barrels per year. The California excise tax rate is $6.20 per bbl. The State of New York presently imposes on brewers an excise tax of $3.88 per bbl. for production in excess of 100,000 bbl. per year.

The Company's operations in the European Territory are subject to regulation by United Kingdom and European laws, as well as by the laws of various individual countries in which UBI distributes its products. Because Shepherd Neame is contracted to perform the brewing operations for the European Territory, Shepherd Neame is subject to the various laws of the European countries regarding production, bottling, packaging, and labeling in lieu of the Company. Trade with Canada is subject to, and in compliance with, regulation by the provincial Liquor Boards.

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

Ukiah. The Company has built its own wastewater treatment plant for the Ukiah facility. As a consequence, the Company is not currently required to incur sewer hook-up fees at that location. If the Company's discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., the Company may be required to pay additional fees. The wastewater treatment facility cost approximately $900,000, and the estimated cost of operating the plant is between $6,000 and $10,000 per month. The operating costs of the facility may increase with increased production. The Company has contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility for essentially the cost of transportation. The Company obtained a Mendocino County Air Quality Control Permit to operate the natural gas fired boiler in Ukiah; this permit is valid until August 30, 2007. Management expects this permit to be renewed.

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

In general, European packaging regulations are covered by specifications provided by the European Union; the Company believes it is in compliance with such specifications.

The Company has not received any notice from any governmental agency relating to the violation by the Company of any applicable environmental law.

EMPLOYEES

As of December 31, 2006, MBC employed 54 full-time and 17 part-time individuals in the United States, including 13 in management and administration, 47 in brewing and production operations, 3 in retail and tavern operations and 8 in sales and marketing positions. In England, UBI and UBSN together employed 10 people in sales and marketing and 6 in managerial and administrative positions. Management believes that the Company's relations with its employees are generally good.

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

RESEARCH AND DEVELOPMENT

The Company has not spent a material amount during the last three fiscal years on research and development activities nor on customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

BACKLOG

Management of the Company does not believe that backlog as of any particular date is meaningful to its operations and results.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See "Item 8. — Financial Statements and Supplementary Data" for a discussion of sales, operating income and identifiable assets attributable to the Company's operations.

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

LACK OF PROFITABLE OPERATIONS: We incurred a net loss for fiscal year 2006. Historically, the Domestic Territory has operated at a net loss. Since the year 2005, the European territory has also been operating at a loss. We believe such losses are attributable to low sales volumes and low production capacity utilization rates at our domestic brewing facilities and higher operating expenses in the European territory. Our business is also subject to certain fixed and semi-variable operating costs, and when combined with the impact of the correlation between current levels of production and maximum production capacity, our gross margins may be sensitive to small increases or decreases in sales volume in the Domestic Territory. In addition, higher cost of materials and energy costs in 2006 resulted in increased materials and freight costs. We may not be able to offset such increased expenses with comparable price increases in our products, which could also impact our gross margins. We may not be successful in our efforts to increase sales volume and utilization rates. Moreover, it is uncertain when, if at all, our operations will become profitable once again. Future operating losses may have a material adverse effect on our cash flows and financial position.

LIQUIDITY: Low utilization of the production capacity at our Ukiah and Saratoga Springs facilities and losses from our European operations continued to place demands on our working capital. We have loans, lines of credit, other credit facilities, and lease obligations with various creditors. Any breach of a loan by us which leads to our default, or to an attempt by one of our creditors to exercise its rights to certain of our tangible or intangible assets which have been used as collateral or which have been pledged as security for our obligations, could potentially make it difficult, at least in the short term, for us to continue our operations.

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

RAW MATERIALS: We are dependant on a limited number of suppliers, and in some instances on a sole supplier, for the majority of the raw materials and packaging materials used in our operations. As a result, an interruption in the supply chain may have an adverse effect on our operations if we were unable to find an alternative supplier at a comparable price. Our cost of materials including energy costs continued to increase during the year 2006 as well as in the first quarter of the year 2007. While we have increased our selling prices marginally, we may not be in a position to pass the entire cost increase to our customers which may have an adverse effect on our operations.

DEPENDENCY ON CONTRACT BREWING ARRANGEMENTS: We have entered into short term non-binding arrangements with several brewers to brew and package their brands at our brewing facilities, predominantly at our Releta facility. Approximately 17% of our sales volume in the Domestic Territory for fiscal year 2006 includes sales made under such contract brewing arrangements. There is no certainty that such existing arrangements will be extended in the future or that we will be able to enter into new arrangements. Any significant variation in these arrangements could have a material adverse effect on the Company's results of operations, cash flows and financial position.

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

MATERIAL CONTRACT FOR THE SUPPLY OF KEGS: We have entered into an exclusive Keg Management Agreement with MicroStar Keg Management LLC ("MicroStar") which expires in September 2009. Under the terms of the agreement with MicroStar, we receive our entire supply of kegs exclusively from MicroStar. Moreover, pursuant to the terms of the agreement, if the agreement is terminated, we are required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. If we are required in the future to purchase such kegs we may need to incur additional debt financing to fund such purchases. An interruption in the supply of kegs by MicroStar to us or in case of termination of the agreement, our failure to obtain the necessary funding to facilitate such purchases could have a material adverse effect on our business, results of operations, cash flow or financial position.

CHANGE IN PUBLIC ATTITUDE AND DRINKING PREFERENCES: There is an increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. This may adversely affect consumption of alcoholic beverages. Consumers drinking preferences may also change due to availability of a variety of products in the craft brew segment. Hence any change in government regulation and shift in consumer preference may have an adverse impact on our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

BREWING FACILITIES

The Company owns nine acres of land in Ukiah, California on which its Ukiah brewery is located. Management believes that this facility is adequate for the Company's current capacity and also provides space for future expansion. Grand Pacific Financing Corporation currently holds a first deed of trust on this property in connection with a loan advanced to the Company. (See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Debt".) The principal amount outstanding on the loan as of December 31, 2006 was $2,989,400.

The Company has estimated the life of the building at 40 years and depreciates the cost of the building on a straight-line method over its anticipated life. The Company does not depreciate the cost of the land. The Company's tax basis on the Ukiah facility is $10,826,200. Various other assets incorporated in this facility are being depreciated, on a straight-line basis, at rates of between 10 and 20 years. Property taxes are currently assessed on the Ukiah property at a rate of 1.11%, for an annual tax of $120,200.

The Company also leases 3.66 acres in Saratoga Springs, New York, on which the Ten Springs Brewery facilities are located. In November 2004, the Company leased additional warehouse space and extended the term of the lease until November 2019.

The Company's Ukiah and Releta facilities have both been operating at low production capacity utilization rates. The brewery in Ukiah, California has a current annual bottling capacity of approximately 90,000 bbl. on a single shift basis, whereas the annual sales volume from this facility was approximately 39,700 bbl. or 44% of maximum production capacity, in 2006, as compared with 41,600 bbl. or 46% of maximum production capacity, in 2005, and 43,400 bbl. or 48% of maximum production capacity, in 2004. The brewery at Saratoga Springs, New York has an annual bottling capacity of approximately 60,000 bbl. per year a on single shift basis, although its annual sales volume from this facility was approximately 26,300 bbl. or 44% of its maximum capacity, in 2006, as compared with 17,400 bbl. or 29% of its maximum capacity, in 2005, and 16,300 bbl. or 27% of maximum production capacity in 2004. Despite their low production capacity utilization rates, both of these breweries incur costs for maintenance, property taxes, and other costs on a level consistent with their maximum production capacity rather than with the current utilization levels of these facilities. The inability of the Company to align costs and utilization rates affects the Company's capital, liquidity, and resources of management. Failure to adequately align such costs and utilization rates may have a material adverse affect on the Company's business, financial condition, and results of operations.

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

UBSN has leased a 1,365 square foot office located at Faversham, Kent, in England for a period of 10 years beginning in July 2005. The Company does not own or lease any other material properties in Europe.

The Company considers its land, buildings, improvements, and equipment to be well maintained, in good condition, and adequate to meet the operating demands placed upon them. In the opinion of Management, all of these properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

MBC held its 2006 Annual Meeting of Shareholders on November 27, 2006. At that meeting, MBC's shareholders voted to elect all seven of the Board's nominees for Director. The votes cast for each of the nominees were as follows. There were no broker non-votes; ballots for a total of 1,883,898 shares were not cast with respect to any candidate.

Director's Name	Votes for	Withheld

Vijay Mallya	9,704,395	39,881
H. Michael Laybourn	9,731,931	12,345
Jerome G. Merchant	9,716,077	28,199
Sury Rao Palamand	9,695,578	48,698
Kent D. Price	9,729,281	14,995
Yashpal Singh	9,695,878	48,398
Scott R. Heldfond	9,730,031	14,245

In addition, the Shareholders voted to ratify the selection of PMB Helin Donovan (successor firm of Pohl, McNabola, Berg & Company, LLP) as the Company's independent accountants. 9,708,548 votes were cast for such action, 31,003 votes were cast against such action and there were 4,725 broker non-votes.

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

2006	High	Low
First Quarter	$0.22	$0.10
Second Quarter	$0.30	$0.13
Third Quarter	$0.34	$0.15
Fourth Quarter	$0.25	$0.17

2005	High	Low
First Quarter	$0.25	$0.18
Second Quarter	$0.25	$0.16
Third Quarter	$0.20	$0.17
Fourth Quarter	$0.28	$0.11

The Company had approximately 2,308 holders of its common stock of record as of March 15, 2007. The Company has never paid a cash dividend on its Common Stock and Management does not expect the Company to pay cash dividends in the foreseeable future. The Company's credit agreements provide that the Company may not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that similar restrictions will remain in effect for as long as the Company has significant bank financing.

The holders of the Company's 227,600 outstanding shares of Series A Preferred Stock (which are not listed for trading on any market or to the Company's knowledge quoted on any bulletin board or other public quotation system) are entitled to aggregate cash dividends and liquidation proceeds of $1.00 per share before any dividend may be paid with respect to the Common Stock. The Series A Preferred Shares must be canceled after the holders of these shares have received their $1.00 per share aggregate dividend. Management does not have any present intention to declare or pay a dividend on the Series A Preferred Stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2006, the Company had authorized and issued equity compensation in the following amounts.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	240,385 #	$0.52	-- **
Equity compensation plans not approved by security holders	*	*	--
Total	240,385 #	$0.52	--

#  All the options expired on January 3, 2007.

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

Prior to 2003, the Company had a policy of granting shares of Common Stock in lieu of cash to non-employee directors at their option, as compensation for their attendance at meetings of the Board of Directors and of Committees of the Board on which they served, based on a standard schedule of $3,000 per Board meeting attended and $1,000 per committee meeting attended. However, because the market value of the Company's Common Stock fell below $0.50 per share during the latter half of 2003, and has since remained consistently below $1.00 per share (at times falling below twenty cents per share) - which would have increased quite significantly the number of shares otherwise issuable to these directors -- the Board of Directors adopted a Directors' Stock Grant Plan under which non-employee directors would receive, as compensation for Board and Committee meetings attended, shares of the Company's Common Stock valued at the higher of the book or market value calculated as of the last day of each year in respect of which such compensation was due. On October 3, 2006 the Company issued 22,221 shares to Scott Heldfond, 27,924 shares to Michael Layborne, 53,576 shares to Sury Rao Palamand and 50,539 shares to Kent Price, totaling 154,260 shares as remuneration to directors for the years 2004 and 2005. Management believes that the issuance of the shares was exempt from registration pursuant to Section 4(2) of the Act because of the limited number of recipients, and the fact that the recipient had significant business experience, financial sophistication, and intimate knowledge of and familiarity with the Company's business.

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

The Company issued thirteen (13) promissory notes pursuant to a Master Line of Credit Agreement between the Company and United Breweries of America, Inc. ("UBA") and one note on substantially similar terms to UBA between September 1999, and March 2005 (the "UBA Notes"). The outstanding principal amount of the UBA Notes, and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2006, the outstanding principal and interest on the UBA Notes totaled approximately $2,733,392, and the UBA Notes were convertible into 1,822,261 shares of the Company's Common Stock. If the UBA Notes were deemed to be securities, the Company's Management believes that the issuance of all such notes is exempt from registration pursuant to Section 4(2) of the Securities Act of 1983, as amended (the "Act"), because UBA, the sole offeree and recipient thereof, has significant business experience, financial sophistication, and knowledge of and familiarity with the business of the Company. Management believes that if these notes were eventually to be converted into shares of the Company's Common Stock, the issuance of such shares would also be exempt from registration pursuant to Section 4(2) of the Act.

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

STATEMENT OF OPERATIONS DATA

	YEARS ENDED
	2006	2005	2004	2003	2002
Sales	$32,948,900	$31,927,300	$32,157,900	$28,864,300	$26,085,100
Less Excise Taxes	673,500	635,500	652,400	673,900	651,600
Net Sales	32,275,400	31,291,800	31,505,500	28,190,300	25,433,500
Cost of goods sold	23,063,300	21,754,200	21,045,500	19,145,500	16,892,800
Gross Profit	9,212,100	9,537,600	10,460,000	9,044,800	8,540,700
Operating Expenses	9,657,400	10,054,000	10,006,200	8,067,300	7,312,000
Depreciation & Amortization	1,017,800	903,700	1,031,300	1,127,100	1,049,000
Net income (Loss)	(1,430,600)	(1,314,700)	(468,900)	46,900	(1,729,800)
Net income (Loss) per common share	(0.12)	(0.11)	(0.04)	0.00	(0.15)
Average common shares outstanding	11,512,479	11,472,213	11,266,874	11,266,874	11,266,874

BALANCE SHEET DATA

	December 31,
	2006	2005	2004	2003	2002
Cash and Cash equivalent	$345,900	$247,700	$526,600	$554,300	$146,800
Working capital	(2,683,400)	(3,076,800)	(2,215,100)	(1,795,600)	(2,673,000)
Property and equipment	13,446,000	13,185,600	13,533,900	13,874,800	14,159,400
Deposit and other assets	356,200	372,700	205,100	188,600	73,600
Total assets	24,052,100	22,557,400	24,363,100	23,471,700	22,289,600
Long term debt	7,613,300	5,607,400	5,457,500	5,855,900	5,320,300
Capital lease	65,600	121,500	62,600	204,100	193,900
Total liabilities	20,546,600	17,683,300	18,209,100	16,965,100	15,943,200
Accumulated deficit	(11,661,800)	(10,231,200)	(8,916,500)	(8,447,600)	(8,494,500)
Shareholders equity	3,505,500	4,874,100	6,154,000	6,506,600	6,346,400
Cash Dividend Declared Per Common Share	—	—	—	—	—

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

CRITICAL ACCOUNTING POLICIES

Changes in 2006

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, which had been allowed under the original provisions of Statement 123, no stock compensation expense had been recognized in our statement of operations as the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

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

Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results. We constantly re-evaluate these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, contingencies and litigation. We have also chosen certain accounting policies when options were available, including:

•	The average-cost method to value a majority of our inventories;

•	Effective January 1, 2006, we adopted SFAS 123(R) to account for all stock-based compensation;

•	A full valuation allowance of deferred tax assets for NOLs that are expected to expire prior to utilization;

•	The carrying value of certain plants and equipment are not impaired under FASB 144 based on expected future cash flows from operations;

These accounting policies are applied consistently for all years presented. Our operating results would be affected if alternative methods were used. Information about the impact on our operating results is included in the footnotes to our consolidated financial statements.

Revenue Recognition

We recognize revenues once the following criteria are met:

•	Persuasive evidence of an arrangement exists;

•	Delivery of our obligation to our customer has occurred;

•	The price to be charged to the buyer is fixed or determinable; and

•	Collectibility of the fees to be charged is reasonably assured;

We determine that collectibility is reasonably assured through a standardized credit review to determine each customer's credit worthiness.

OVERVIEW

We reported a net loss for fiscal year 2006, primarily as a result of higher costs of goods sold and higher operational expenses incurred in connection with our operations in the European Territory.

In the Domestic Territory, brewing operations sales (based on volume) were 65,969 bbl. during fiscal year 2006, as compared to 59,046 bbl. and 59,616 bbl. in fiscal years 2005 and 2004, respectively. Sales from the Ukiah facility totaled 39,693 bbl., 41,620 bbl. and 43,358 bbl., for the fiscal years 2006, 2005 and 2004, respectively. Sales from the Saratoga Springs facility totaled 26,276 bbl., 17,426 bbl., and 16,258 bbl. for the fiscal years 2006, 2005 and 2004, respectively. We bottled 3,577 bbl., 2,919 bbl., and 1157 bbl. in fiscal years 2006, 2005 and 2004, respectively, of cider products for California Cider Company.

We sold 67,797 bbl. of beer in our European Territory during fiscal year 2006 as compared to 67,633 bbl. and 67,496 bbl. during fiscal years 2005 and 2004, respectively. Sales in the United Kingdom accounted for 60,187 bbl., 61,077 bbl. and 61,564 bbl. during 2006, 2005 and 2004, respectively. Sales in continental Europe and Canada totaled 7,610 bbl., 6,556 bbl. and 5,929 bbl. during fiscal years 2006, 2005 and 2004, respectively. Although the sales of certain brands have fluctuated over the past few years, overall sales levels have remained consistent. The Company does not predict any material changes in sales’ levels during the upcoming year.

RESULTS OF OPERATIONS

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

NET SALES

As used herein, the term "net sales" refers to gross sales less excise taxes. Overall net sales for fiscal year 2006 were $32,275,400, an increase of $983,600 or 3.14%, as compared to $31,291,800 in fiscal year 2005 mainly due to higher sales volume in the Domestic Territory.

DOMESTIC OPERATIONS: Net sales in the Domestic Territory totaled $12,149,400 in fiscal year 2006, compared to $11,125,500 for fiscal year 2005, representing an increase of $1,023,900 or 9.2%. Sales of beer for fiscal year 2006 increased by 6,923 barrels, to 65,969 barrels an increase of 11.72% as compared to 59,046 barrels in fiscal year 2005. The increase was due to increases in the sale of contract brands by 5,632 bbl., Company brands by 405 bbl. and Kingfisher Premium Lager by 886 bbl. During fiscal year 2006, we bottled 3,577 bbl. of cider products for California Cider Company on a contract basis compared to 2,919 bbl. in fiscal year 2005. We anticipate continuing to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah and Releta brewing facilities and anticipate that such contract brewing arrangements will continue to impact our net sales in the Domestic Territory.

EUROPEAN TERRITORY: Net sales in the Company's European Territory totaled $20,126,000 (£10,917,900) in fiscal year 2006, compared to $20,166,300 (£11,078,000) during fiscal year 2005. The decrease is attributed to exchange rate fluctuations. Net sales presented in U.S. dollars resulted in a decrease of 0.20%, as compared to fiscal year 2005, alternatively, when presented in pounds sterling, net sales decreased by 1.45% compared to fiscal year 2005. We sold 67,797 bbl. of beer in our European Territory during fiscal year 2006 as compared to 67,633 bbl. in fiscal year 2005, an increase of 164 bbl. or 0.24%.

COST OF GOODS SOLD:

Overall cost of goods sold during fiscal year 2006 was $23,063,300, as compared to $21,754,200 during fiscal year 2005, an increase of $1,309,100, or 6.02%. As a percentage of net sales, costs of goods sold was 71.5% in fiscal year 2006, as compared to 69.5% during fiscal year 2005. Such amounts are calculated in U.S. dollars, and do not take into account the effect of exchange rate fluctuations on the actual costs of goods sold in the Company's European Territory.

DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the Domestic Territory during fiscal year 2006 was 70.6%, as compared to 69.5% during the fiscal year 2005. The increase was due mainly to increased costs of raw materials and packaging materials and utilities due to increases in energy costs. We rely heavily on natural gas to operate brewing operations, and electricity to operate our bottling and refrigeration units. Any significant increase in our usage of natural gas or electricity or increases in price rates for these utilities could significantly impact our future operations.

EUROPEAN TERRITORY: As a percentage of net sales, cost of goods sold in the United Kingdom during fiscal year 2006 was 72.5%, as compared to 70% during fiscal year 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations). The percentage increase was mainly due to increased costs and fees we owed Shepherd Neame pursuant to the standard annual cost adjustment provisions under our production and distribution agreements with them and product mix. Such increases were not fully offset by comparable price increases in our products. When the market allows us to pass on price increases to the purchaser, we do so, but in uncertain markets, we absorb a portion of the costs.

GROSS PROFIT

As a result of increased costs of goods sold, gross profit for fiscal year 2006 (expressed in U.S. dollars) was approximately $9,212,100, a decrease of $325,500, or 3.4%, as compared to gross profit of $9,537,600 in fiscal year 2005. As a percentage of net sales, our overall gross profit during fiscal year 2006 decreased to 28.5%, as compared to 30.5% for fiscal year 2005.

OPERATING EXPENSES

Operating expenses for fiscal year 2006 totaled $9,657,400, a decrease of $396,600, or 3.94%, as compared to $10,054,000 for fiscal year 2005. Operating expenses consist of marketing and distribution expenses, general and administrative expenses, and retail operating expenses. As a percentage of net sales, such expenses decreased to 29.9% in fiscal year 2006, as compared to 32.1% in fiscal year 2005.

MARKETING AND DISTRIBUTION EXPENSES: Our marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and related costs. For fiscal year 2006, such expenses equaled $5,011,500, a decrease of $1,204,700 or 19.38%, as compared to $6,216,200 in fiscal year 2005. As a percentage of net sales, our marketing and distribution expenses decreased to 15.5% in fiscal year 2006, as compared to 19.9% in fiscal year 2005.

DOMESTIC OPERATIONS: Marketing and distribution expenses for the Domestic Territory in fiscal year 2006 equaled $1,117,900, a decrease of $249,500, or 18.2%, as compared to $1,367,400 in marketing and distribution expenses incurred during fiscal year 2005. Marketing and distribution expenses equaled 9.2% of Domestic Territory net sales during fiscal year 2006, as compared to 12.3% during fiscal year 2005. The decrease was mainly attributed to reduced salary and travel costs resulting from a reduction in headcount.

EUROPEAN TERRITORY: Marketing and distribution expenses in the European Territory during fiscal year 2006 equaled $3,893,600, a decrease of $955,200, or 19.7%, as compared to $4,848,800 during fiscal year 2005. As a percentage of net sales in the United Kingdom, such expenses increased to 19.4% during 2006, as compared to 34.4% during 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate calculations). We ran a special advertising campaign in London in June and July of 2005 which was not repeated in the year 2006, resulting in a significant reduction in marketing costs. The decrease was also due to a decrease in headcount in the United Kingdom and associated reduced salary and travel costs and reduction in freight expenses due to lower sales volumes in the United Kingdom.

GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses totaled $4,548,700 for fiscal year 2006, representing an increase of $813,300, or 21.8%, as compared to $3,735,400 for fiscal year 2005. General and administrative expenses equaled 14% and 12% respectively of net sales for fiscal years 2006 and 2005 respectively.

DOMESTIC OPERATIONS. General and administrative expenses for our Domestic Territory equaled $1,661,200 for fiscal year 2006, representing a decrease of $149,400, or 8.25%, as compared to $1,810,600 for fiscal year 2005. The decrease was primarily due to a portion of common corporate overheads being transferred to UBSN and a reduction in legal expenses partly offset by increases in salaries and loan fees.

EUROPEAN TERRITORY. General and administrative expenses for our European Territory equaled $2,887,500 in fiscal year 2006, representing an increase of $962,700, or 50%, as compared to $1,924,800 for fiscal year 2005. The increase was mainly due to an increase in the provision against bad debts on account of a customer having filed for liquidation of their operations, an increase in legal fees and common corporate overheads being transferred from MBC.

RETAIL OPERATING EXPENSES: Retail operating expenses for fiscal year 2006 totaled $97,200, representing a decrease of $5,200, or 5.1%, from $102,400 in fiscal year 2005. As a percentage of net sales, retail operating expenses decreased to 0.3% as compared to 0.33% for fiscal year 2005.

OTHER EXPENSES

Other expenses totaled $982,800 in fiscal year 2006, representing an increase of $58,900, or 6.4%, as compared to $923,900 in fiscal year 2005. The increase in other expenses was mainly due to higher interest expenses associated with the increased amount of borrowings as well as due to increases in the prime lending rates in the United States.

INCOME TAXES

We incurred an income tax expense of $2,500 for fiscal year 2006, as compared to an income tax benefit of $125,600 for fiscal year 2005. The income tax benefit for fiscal year 2005 related to the estimated refunds due to us, relating to excess payments by us of taxes for operations in the United Kingdom.

As a result of the accumulated losses in our U.S. operations we have determined that the deferred tax assets associated with our net operating loss carryforwards and investment tax credits may expire prior to utilization. We recorded a valuation allowance of $4,100,500 for deferred tax assets. We also have $68,433 of California Manufacturers' Investment Tax Credits that can be carried forward to reduce future taxes. These credits begin expiring in 2011.

NET LOSS

Our net loss for fiscal year 2006 was $1,430,600, an increase of $115,900 as compared to a net loss of $1,314,700 for fiscal year 2005. After taking into account a foreign currency translation adjustment of $6,000 for fiscal year 2006 ($63,900 for fiscal year 2005), our comprehensive fiscal year 2006 net loss was $1,436,600, as compared to a net loss of $1,378,600 in fiscal year 2005.

RETAIL SEGMENT

We operate brew pubs at Hopland and Saratoga Springs. Although sales revenues at the brew pubs, are not significant, $221,300 in 2006 and $203,100 in 2005, we view the pubs as a marketing opportunity for our products. The pubs serve our brews on tap and also sell logo merchandise.

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

NET SALES

As used herein, the term "net sales" refers to gross sales less excise taxes. Overall net sales for fiscal year 2005 were $31,291,800, a decrease of $213,700, or 0.68%, as compared to $31,505,500 in fiscal year 2004. Lower sales volume in both the Domestic Territory and in the European Territory contributed to the decrease in net sales.

DOMESTIC OPERATIONS: Net sales in the Domestic Territory totaled $11,125,500 in fiscal year 2005, compared to $11,245,600 for fiscal year 2004, representing a decrease of $120,100 or 1.1%. Sales of beer for fiscal year 2005 decreased by 570 barrels, to 59,046 barrels a decrease of 2.1% as compared to 59,616 barrels in fiscal year 2004. The decrease was mainly due to decreases in the sale of our brands (other than Kingfisher Premium Lager) by 751 bbl., offset partially by increases in sales of Kingfisher Premium Lager by 98 bbl. and contract brands by 83 bbl. During fiscal year 2005, we bottled 2,919 bbl. of cider products for California Cider Company on a contract basis compared to 1,157 bbl. in fiscal year 2004. The decrease in our overall net sales during fiscal year 2005 was mainly due to a decrease of $112,000 associated with the wholesale shipment of beer. The Northern California market was soft in 2005 and increased competition may also have been a factor in the decrease.

EUROPEAN TERRITORY: Net sales in the Company's European Territory totaled $20,166,300 (£11,078,000) in fiscal year 2005, compared to $20,259,900 (£11,052,900) during fiscal year 2004. The decrease is attributed to exchange rate fluctuations. Net sales presented in U.S. dollars resulted in a decrease of 0.46%, as compared to fiscal year 2004, alternatively, when presented in pounds sterling, net sales increased by 0.23% compared to fiscal year 2004. We sold 67,633 bbl. of beer in our European Territory during fiscal year 2005 as compared to 67,493 bbl. in fiscal year 2004, an increase of 140 bbl. or 0.2%.

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

DOMESTIC OPERATIONS: Marketing and distribution expenses for the Domestic Territory in fiscal year 2005 equaled $1,367,400, a decrease of $194,500, or 12.5%, as compared to $1,561,900 in marketing and distribution expenses incurred during fiscal year 2004. Marketing and distribution expenses equaled 12.3% of Domestic Territory net sales during fiscal year 2005, as compared to 13.9% during fiscal year 2004. The decrease was mainly attributed to reduced salary and travel costs resulting from a reduction in the number of our personnel. The increase in overall marketing expenses was caused by a one-time promotion in the European Territory discussed below.

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

INCOME TAXES

We received an income tax benefit of $125,600 for fiscal year 2005, which represented a decrease in liability of $247,400, as compared to an income tax expense of $121,800 for fiscal year 2004. The income tax benefit for fiscal year 2005 relates to the estimated refunds due to us on account of excess payments of taxes by us relating to our operations in the United Kingdom.

As a result of the continuing losses in our U.S. operations we have determined that the deferred tax assets associated with net operating loss carryforwards and investment tax credits may expire prior to utilization. We recorded a valuation allowance of $3,717,200 for deferred tax assets. We also have $68,433 of California Manufacturers' Investment Tax Credits that can be carried forward to reduce future taxes. These credits begin expiring in 2011.

NET LOSS

Our net loss for fiscal year 2005 was $1,314,700, an increase of $845,800 as compared to a net loss of $468,900 for fiscal year 2004. After taking into account a foreign currency translation adjustment of $63,900 for fiscal year 2005 ($116,300 for fiscal year 2004), our comprehensive fiscal year 2005 net loss was $1,378,600, as compared to a net loss of $352,600 in fiscal year 2004.

RETAIL SEGMENT

The Company operates brew pubs at Hopland and Saratoga Springs. Although sales revenues at the brew pubs, are not significant, $203,100 in 2005 and $211,200 in 2004, we view the pubs as a marketing opportunity for our products. The pubs serve our brews on tap and also sell logo merchandise.

LIQUIDITY AND CAPITAL RESOURCES

Low production capacity utilization rates at our Ukiah and Saratoga Springs facilities and losses from European operations continue to place demands on our working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital. As a result we have entered into a substantial number of loans, lines of credit, other credit facilities, and lease agreements over the last several years. In order to continue our operations, we will have to make timely payments of our debt and lease commitments as they become due. Any breach of a loan or lease covenant which actually leads to default, or to an attempt by a creditor to exercise its rights against our tangible or intangible assets, could potentially make it difficult, at least in the short term, for us to continue our operations.

BFI LOAN AND LINE OF CREDIT

On May 5, 2005, we entered into a receivables and inventory-based line of credit transaction with BFI Business Finance ("BFI"), pursuant to which BFI provided us with a $2,000,000 maximum revolving line of credit with an advance rate based on 80% of MBC's qualified accounts receivable, 70% of Releta's qualified accounts receivable, and 50% of MBC and Releta’s eligible inventory (the "BFI Line of Credit").

The minimum monthly interest payment under the BFI Line of Credit was approximately $6,000, and because it was outstanding for an initial six month period, there was no prepayment fee. The BFI Facility carried an interest rate equal to the greater of 9.5%, or the prime rate announced in the Western edition of the Wall Street Journal plus 3.75%, payable monthly. The facility was also subject to a monthly administrative fee of 0.40%.

We issued a $200,000 promissory note to BFI in connection with the BFI Line of Credit on December 27, 2005. This note was repaid in full on July 28, 2006.

We also issued an additional promissory note to BFI on April 5, 2006 in the amount of $289,937.70.

On November 21, 2006, we used the immediately available amount drawable under the Marquette Business Credit Inc. facility (the “MBCI Facility”) discussed below to pay off the entire outstanding balance due to BFI.

MASTER LINE OF CREDIT. On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000. We have executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement") with UBA. The Extension Agreement confirms UBA's and our extension of the terms of the UBA Notes for a period ending on December 31, 2006. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of December 31, 2006 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $818,000, for a total amount due of $2,733,400.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2006, the outstanding principal and interest on the UBA Notes was convertible into 1,822,261 shares of our Common Stock.

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

These UBA Notes are subordinated to credit facilities extended to us by Grand Pacific Financing Corporation (“Grand Pacific”) and MBCI under subordination agreements executed by UBA. As per the terms of the subordination agreements, UBA is precluded from demanding repayment of the notes due unless the Grand Pacific and MBCI facilities are settled in full. Hence, we do not expect to make payments on any of these UBA Notes within the next year.

(For additional information on the Credit Agreement see "Item 13. Certain Relationships and Related Transactions -Master Line of Credit Agreement".)

LONG TERM DEBT: MBC obtained a $2.7 million loan from Savings Bank of Mendocino County ("SBMC"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan was payable in partially amortizing monthly installments of $24,443 including interest at the rate of 7.24%, maturing December 2012 with a balloon payment in the amount of $932,600. The interest rate was adjustable on every five year anniversary of the agreement to the Treasury Constant Maturity Rate plus 4.17%. The amount of the balloon payment varied depending on the change in interest rates over the term of the loan. In addition to the Ukiah land and facility, this loan was secured by certain other assets of the Company (other than the Releta facility), including, without limitation, most of the Company's equipment. This loan was fully settled on July 3, 2006 out of the proceeds from the loan which we received from Grand Pacific.

GRAND PACIFIC FINANCING CORPORATION LOAN : On July 3, 2006, MBC obtained a $3.0 million loan from Grand Pacific, secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements. The loan is payable in partially amortizing monthly installments of $27,261  including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing June 28, 2011 with a balloon payment. The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan. MBC used the proceeds of the loan to repay in full all the then outstanding loans owed to SBMC. Grand Pacific also collects on a monthly basis an amount of approximately $10,554 towards property taxes payable on the Ukiah property and pays such taxes when they become due.

MARQUETTE BUSINESS CREDIT INC. FACILITY: On November 21, 2006, Marquette Business Credit Inc. (“MBCI”) extended a total facility of $4,925,000 for a period up to June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan. The rate of interest on the term loan and capital expenditure loan is the one-month LIBOR rate published in the Wall Street Journal plus a margin of $5.25% and on the revolving facility is one-month LIBOR rate published in the Wall Street Journal plus a margin of $4.25%. The facility is subject to certain financial covenants including prescribed minimum fixed charges coverage, maintaining prescribed minimum tangible net worth and minimum earning before interest, depreciation and taxes. The facility also has a prepayment penalty if settled prior to the maturity date. The facility is secured by substantially all of our assets located in the United States excluding real property and fixtures located at our property in Ukiah, California.

OTHER LOANS AND CREDIT FACILITIES

SAVINGS BANK OF MENDOCINO TEMPORARY LOAN: On December 31, 2003, SBMC extended a temporary loan in the principal amount of approximately $576,200 to MBC in order to finance a buy-out of equipment leased through Finova Capital Corporation. This loan was fully settled on July 3, 2006 out of the proceeds from the loan which the Company received from Grand Pacific.

On July 3, 2006, SBMC provided short term financing in the principal amount of $350,000 for a period of six months, at a variable rate of interest of the higher of 10% or prime plus 1.5%. This loan is secured against the equipment at the Ukiah brewery. This loan was fully paid off on November 21, 2006 out of the proceeds from the loan which the Company received from MBCI.

ROYAL BANK OF SCOTLAND FACILITY: Royal Bank of Scotland Commercial Services Limited (“RBS”) provided UBSN with a £1,750,000 maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon six months' written notice.

SHEPHERD NEAME LOAN: Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for the Company's European Territory. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 to UBSN, repayable in annual installments of £60,000 per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year. (For more information about this loan see "Item 13. - Certain Relationships and Related Transactions -- Loan Agreement Between UBSN and Shepherd Neame".)

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on our debts incurred in connection with the Domestic Territory was 11.16% for fiscal year 2006 compared to 9.13% and 7.85% for fiscal year 2005 and (including the long term capital lease of equipment with Finova Capital Corporation Inc.) for the fiscal year 2004, respectively. For loans primarily associated with our European territory, the weighted average interest rates paid were 6.15%, 6.15% and 5.9% in fiscal years 2006, 2005 and 2004, respectively.

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

CURRENT RATIO: Our ratio of current assets to current liabilities on December 31, 2006 was 0.79 to 1.0 and our ratio of total assets to total liabilities was 1.17 to 1.0. On December 31, 2005 our ratio of current assets to current liabilities was 0.75 to 1.0 and our ratio of total assets to total liabilities was 1.28 to 1.0. On December 31, 2004, our ratio of current assets to current liabilities was 0.83 to 1.0 and our ratio of total assets to total liabilities was 1.3 to 1.0.

OVERDUE PROPERTY TAXES: We owed overdue property taxes on our property in Ukiah for the period from April 1999 to June 2003. As of June 30, 2003, the delinquent property taxes due on the Ukiah property, including penalties and interest, totaled $710,600. On July 31, 2003, we entered into an installment payment plan to settle the deficiency. The entire balance outstanding as of June 30, 2006 was paid out of the proceeds of the Grand Pacific loan on July 3, 2006.

RESTRICTED NET ASSETS. Our wholly-owned subsidiary, UBI, had retained losses of approximately GBP 61,600 as of December 31, 2006. Under UBSN's line of credit agreement with Royal Bank of Scotland, distributions and other payments from our subsidiaries to us are not permitted if the retained earnings drop below approximately GBP1,000,000.

RELATED PARTY TRANSACTIONS: Over the last several years, MBC and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among such agreements have been a Brewing Agreement and a Loan Agreement between UBSN and Shepherd Neame; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. (For more information on these agreements please see "Item 13. -- Certain Relationships and Related Transactions".)

OFF-BALANCE SHEET TRANSACTIONS. We are not a party to nor do we engage in any off-balance sheet transactions.

CONTRACTUAL OBLIGATIONS

The following chart sets forth our contractual obligations as of December 31, 2006.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Long Term Debt Obligations	$4,463,200	$236,500	$506,500	$3,720,200	$-
Capital Lease Obligations	148,700	83,100	65,600	-	-
Operating Lease Obligations	1,189,700	229,900	411,400	343,000	205,400
Purchase Obligations	-	-	-	-	-
Other Long Term Liabilities	3,438,500	117,500	235,000	2,968,500	117,500
Total	$9,240,100	$667,000	$1,218,500	$7,031,700	$322,900

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company's direct exposure to risks arises out of changes in interest rates, foreign currency exchange rate fluctuations and commodity prices.

INTEREST RATE RISK

The Company had total debt as of December 31, 2006 of $11,051,100, of which $10,346,000 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 1.75% or LIBOR plus 4.25% or LIBOR plus 5.25%). Its long-term debt (including current portion) as of December 31, 2006 totaled $7,116,800 of which $705,100 had fixed rates of interest and the remaining $6,411,700 was subject to variable rates. Short term debts amounted to $3,934,300, all of which were subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $103,500 in interest expense on the Company's variable rate loans.

FOREIGN CURRENCY RATE FLUCTUATIONS

The Company's principal reporting currency is the U.S. dollar. However, the Company's primary operating subsidiary, UBSN, operates in the European Territory, and primarily in the United Kingdom. As a result, its income and its expenses are denominated in pounds sterling. The Company's net income in the European Territory may be impacted either positively or negatively depending on the exchange rate of the pound sterling vis a vis the U.S. dollar. Therefore, a percentage of the Company's consolidated cash flows and earnings which are derived from UBSN are subject to fluctuations due to changes in the value of the pound sterling as compared with the U.S. dollar.

UBSN and its parent, UBI, contributed approximately 61% of the Company's total sales in 2006, as compared to approximately 63% in 2005 as well as 2004. The Company had a net operating loss in 2006 and 2005, but in 2004 UBSN and UBI contributed about 69.7% of the Company's total operating income. All of the percentages in this paragraph account for exchange rate fluctuations.

The Company utilizes the rates published by the Board of Governors of the Federal Reserve System to convert operational results and cash flow for the European Territory into U.S. dollars. On that basis, the average annual rates of exchange for converting pounds sterling into dollars during the years 2006, 2005, and 2004 were $1.843, $1.820 and $1.833 respectively, representing an increase in the value of the pound sterling (as compared to the dollar) of 1.26% for 2006 as compared to 2005 and a decrease of 0.7% for 2005 as compared to 2004.

Similarly, the exchange rates used to convert the value of the assets and liabilities of UBI and UBSN from pound sterling to U.S. dollars at December 31, 2006, 2005, and 2004 were $1.959, $1.719, and $1.916, respectively. These year-end valuations represent an increase in the value of the pound sterling, vis a vis the U.S. dollar, of 13.96% as of December 31, 2006 as compared to December 31, 2005, and a decrease in the value of the pound sterling, as against the U.S. dollar, of 10.3% as of December 31, 2005 as compared to December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

With the exception of the chart set forth below, the information required by this item is set forth at Pages F-1 through F-17 to this Annual Report.

The following chart sets forth, on a quarterly basis, certain financial information about the Company's results of operations for the 2006 and 2005 fiscal years.

	2006				2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net Sales	$7,272,100	$8,328,600	$8,221,700	$8,453,000	$7,256,900	$8,240,600	$7,919,300	$7,875,000
Gross profit	$2,258,800	$2,481,700	$2,485,000	$1,986,600	$2,270,500	$2,702,200	$2,483,100	$2,081,800
Net income before extra- ordinary items	$(228,900)	$(456,500)	$(50,000)	$(695,200)	$(198,400)	$212,100	$(564,600)	$(763,800)
Net income (loss)	$(228,900)	$(456,500)	$(50,000)	$(695,200)	$(198,400)	$212,100	$(564,600)	$(763,800)
Basic Earnings (Loss) per share	$(0.02)	$(0.04)	$(0.00)	$(0.06)	$(0.02)	$0.02	$(0.05)	$(0.07)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") has evaluated the effectiveness of the design, maintenance, and operation of the Company's "disclosure controls and procedures" as of December 31, 2006, the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information that the Company is required to disclose in its reports under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding the required disclosure.

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

ITEM 9B. OTHER INFORMATION.

On November 21, 2006, Marquette Business Credit, Inc. extended a total facility of $4,925,000 with a maturity date of June 27, 2011 consisting of (i) a $2,750,000 revolving facility, (ii) a $1,525,000 term loan, and (iii) a $650,000 capital expenditure loan. The rate of interest on the term loan and the capital expenditure loan is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 5.25% and on the revolving facility is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 4.25%. The facility is secured by substantially all of the assets of the Company located in the United States excluding real property and fixtures located at the Company's property in Ukiah, California. The Loan and Security Agreement, Revolving Note, Term Note and CAPEX Note are filed as exhibits to this Annual Report on Form 10-K. For additional information on this facility see "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources-Marquette Business Credit Inc. Facility."

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE COMPANY

The following table sets forth the names, ages as of February 28, 2007, and certain information regarding each of the Company's current directors and executive officers:

Name	Age	Position(s)	Director Since**
Scott R. Heldfond	62	Director	2005
Michael Laybourn	68	Director	1993
Vijay Mallya, Ph.D.	51	Director and Chairman of the Board	1997
Jerome G. Merchant*+	45	Director	1997
Mahadevan Narayanan	49	Chief Financial Officer and Secretary
Sury Rao Palamand, Ph.D.*+	75	Director	1998
Kent D. Price*+	63	Director	1998
Yashpal Singh	61	Director, President, and Chief Executive Officer	1997

**
All directors are elected by the Shareholders at the Annual Meeting to serve until the following Annual Meeting. The term of employment for the Company's Chief Executive Officer has been extended until March 31, 2011. The Company's Chief Financial Officer and Chairman do not have any set date for the expiration of their respective terms of office.

*	Member of the Audit/Finance Committee.

+	Member of the Compensation Committee.

Mr. Scott Heldfond joined the Board in January 2005. He is a Director of NASDAQ Insurance Group, LLC, a national insurance brokerage and consulting firm owned by the NASDAQ Stock Market. Mr. Heldfond has also served as the Managing Partner of eSEED Capital, LLC, a technology-focused merchant banking firm since 1999. He also served as President and Chief Executive Officer of Frank Crystal & Co. of California, a New York-based insurance brokerage from 1995 to 1999, Chairman of Hales Capital LLC, an investment banking firm from 1994 to February 1997 and firm President of AON Real Estate & Investments. Mr. Heldfond also served as a Director of HomeGain, Inc (recently sold to Classified Ventures), a private venture backed company and UBICS, a NASDAQ traded firm that provides information technology staffing and solutions for domestic and international businesses. Mr. Heldfond has also served as a Director of Galoob Toys, which was the third largest toy manufacture before its sale to Hasbro. Mr. Heldfond holds an undergraduate degree from the University of California, Berkeley and a J.D. from the University of San Francisco Law School. He is a Commissioner and the President of the Health Services Commission of the City and County of San Francisco, in addition he serves as an advisor to or on the Board of Directors of a number of local, statewide, and national charitable and community service organizations. Mr. Heldfond is the Honorary Consul General to the U.S. for the Republic of Rwanda.

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

Vijay Mallya, Ph.D., became Chairman of the Board in October 1997 and was its Chief Executive Officer until January 2005. Dr. Mallya is Chairman of UBICS, Inc., United Breweries Limited, UB Engineering Limited, Mangalore Chemicals and Fertilizers Ltd., Herbertsons Limited, McDowell & Co. Ltd., and other affiliated companies (collectively the "UB Group"). United Breweries Limited and McDowell & Co., Ltd. are two of Asia's leading beer and spirits companies. The UB Group has annual sales in excess of U.S. dollars $1 billion. He also sits on the boards of several foreign companies and organizations including companies comprising the UB Group, The Institute of Economic Studies (India), and the Federation of the Indian Chamber of Commerce and Industries. Dr. Mallya was recently elected to serve as a member of the Upper House of the Indian Parliament. Dr. Mallya holds a Bachelor of Commerce degree from the University of Calcutta in India and an honorary Doctorate in Business Administration from the University of California, Irvine.

Jerome G. Merchant became a director in October 1997 and was Chief Financial Officer of the Company from November 1997 to October 1998. Mr. Merchant currently serves as the Strategic Planning Consultant to the Chairman's Office of the Company and has served in such capacity since July 1996. Mr. Merchant is currently a Managing Director with RSM EquiCo Capital Markets, LLC a mid market investment bank. He has over 20 years experience in investment banking and capital raising. Previously, he held executive positions at Citigroup and MetLife Investors. Mr. Merchant has advised the investment division and clients of Citibank, Smith Barney, Bank of America, Wells Fargo and U.S. Bank amongst others. In executive and strategic planning capacities, he has advised public and private companies and both institutional and high-net worth investors. Between April 1993 and December 2003, Mr. Merchant served in various senior capacities for Cal Fed Investments, a wholly owned subsidiary of Cal Fed Bank. Previously, Mr. Merchant directed the West Coast capital raising for a private equity group making equity oriented management buyouts and strategic acquisitions. He received his B.S. degree in Managerial Economics-Finance from the University of California, at Davis.

Mahadevan Narayanan joined the company in early 2001 as Secretary, Corporate Controller and Chief Financial Officer. Before joining the Company, he served the United Breweries Group in India for 17 years in various financial and accounting capacities. Mahadevan Narayanan was most recently employed as Senior Manager of Accounting Services of Herbertsons Ltd. for the past six years. He holds a Bachelor of Science degree in Mathematics from Madurai Kamaraj University in India and is an associate member of the Institute of Chartered Accountants of India.

Sury Rao Palamand became a director of the Company in January 1998. Dr. Palamand is a director and partner of Summit Products, Inc, a beverage development and consulting company serving the food and beverage industry. He is also a director and partner in the Historic Lemp Brewery involved in the development of microbreweries and brewpubs in addition to his real estate activities in the restoration of historic buildings. Dr. Palamand has over 40 years of experience in the brewing industry and has published numerous scientific and technical papers on beer and other fermented beverages in various Technical Journals in the USA and abroad. He is an associate member of the Institute of Brewing, London and is a member of several brewing organizations in the United States. In addition, Dr. Palamand possesses technical and technological expertise in Wine making as well as in the development of soft drinks. Prior to joining the Company as a director, Dr. Palamand served as director of Beer and New Beverage development at Anheuser-Busch Companies, Inc. Dr. Palamand holds a Bachelor of Science degree from the University of Mysore, India, a Master of Science degree in Applied Chemistry from the University of Bombay, India and a Masters degree in Food Microbiology and a Ph.D. degree in Food and Flavor technology from the Ohio State University, Columbus, Ohio. Dr. Palamand is listed in the MARQUIS WHO is WHO in America and in the WHO is WHO in the Midwest.

Kent D. Price became a director in January 1998. Kent Price is a founder and President of Parker Price Venture Capital. Mr. Price was a Rhodes Scholar at Oxford University, attended the University of Montana, UCLA and Harvard Business School. Mr. Price is a member of the board of directors of the University of Montana and a member of the Investment Committee. Mr. Price has extensive operational experience, including his role as CEO of The Chloride Group, a global battery company, CEO of the Bank of San Francisco, General Manager of Banking, Finance and Securities Group at IBM, Chief Financial Office at the Bank of New England, Executive Vice President of the Bank of America and a senior officer at Citibank. He has lived and worked in England, Germany, Ireland, Nigeria, Ivory Coast, Taiwan, Hong Kong, Japan, Singapore as well as the United States. He has served on boards in the UK, India, South Africa, Hong Kong, Taiwan, China and the United States. Mr. Price served as a Captain in the United States Air Force.

Yashpal Singh, President of the Company since January 2000, became a director in October 1997 and has served as its Executive Vice President and Chief Operating Officer since May 1998. Mr. Singh became the Chief Executive Officer in January 2005. From May 1997 to March 1998, Mr. Singh served as Executive Vice-President- Operations for UBA. In that capacity, he was responsible for UBA's United States brewing operations. Between 1992 and 1997, Mr. Singh also served as Senior Vice President-Operations for United Breweries Ltd., an Indian Corporation, where he was responsible for the operations of 12 breweries, instituting new projects, and technical and operational evaluations of potential acquisition opportunities worldwide. Mr. Singh has over 38 years of experience in the brewing industry. Mr. Singh holds a Bachelors degree in Science from Punjab University in India, and has graduate training in the fields of Brewing, Malting, and Mineral Water Technology. Mr. Singh is an associate member of the Institute of Brewing, London, a member of the Master Brewers Association of America, and was a former executive member of the Managing Committee of the All India Brewer's Association.

FAMILY RELATIONSHIPS

There are no family relationships between any of the directors and executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the Forms 3, 4 and 5 furnished to the Company during and with respect to the year 2006, the Company is not aware of any person that was a Director, officer, or greater than 10% beneficial owner of the Company that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year.

AUDIT COMMITTEE

The Company has a separately-designated standing Audit/ Finance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Jerome G. Merchant, Sury Rao Palamand and Kent D. Price serve as the committee members of the Audit/Finance Committee.

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

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, and principal accounting officer. The Code of Ethics is posted on the Company's website at www.mendobrew.com. The Company intends to disclose future amendments to certain provisions of its Code of Ethics, or waivers of such provisions granted to executive officers and directors on this website within four (4) business days following the date of such amendment or waiver. Any person desiring a free copy of the Code of Ethics should send a written request to the Company's Secretary, N. Mahadevan at the Company's principal executive offices located at 1601 Airport Road, Ukiah, CA 95482.

DIRECTORS' NOMINATIONS

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings "Director Compensation," "Report of the Compensation Committee," "Compensation Discussion and Analysis," and "Executive Compensation" of our 2007 Proxy Statement is incorporated by reference in this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock as of March 30, 2007, for (a) each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock or Series A Preferred Stock; (b) each director; and (c) all directors and executive officers of the Company as a group. Except as otherwise noted, the Company believes that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and Address	Shares Beneficially Owned (1)		Approximate Percentage

COMMON STOCK
United Breweries of America, Inc. 1050, Bridge way, Sausalito, CA 94965	3,087,818	(2)	26.6%

Inversiones Mirabel S.A. Hong Kong Bank Building 6th Floor, Samuel Lewis Avenue P O Box 6-4298, El Dorado Panama City, Panama	5,500,000	(2)	47.3%

United Breweries (Holdings) Limited. 100/1, Richmond Road, Bangalore - 560 025, India	8,587,818	(3)	73.9%

H. Michael Laybourn +	345,664	(4)	2.9%

Vijay Mallya	8,587,818	(5)	73.9%

Kent D Price c/o Parker Price Venture Capital, Inc. 101, California Street Suite 2830 San Francisco, CA 94111	189,435	(4)	1.6%

Sury Rao Palamand, Ph.D. +	154,593	(4)	1.3%

Jerome G. Merchant+	105,665	(4)	—

Yashpal Singh+	—		—

Scott R. Heldfond +	22,221		—

N. Mahadevan	—		—

All Directors and executive officers as a group (8 persons)	9,405,396	(6)	81%

SERIES A PREFERRED STOCK

H. Michael Laybourn +	6,100	2.7%

All Directors and executive officers as a group (8 persons)	6,100	2.7%

+ 1601 Airport Road, Ukiah, CA 95402

(1) Applicable percentages of ownership are based on 11,628,174 shares of Common Stock outstanding. Shares of Common Stock subject to a contract of purchase or options currently exercisable or exercisable within 60 days after the date of this Annual Report on Form 10-K are deemed outstanding for purposes of computing the percentage ownership of the person obligated to purchase the shares or holding the options, but are not deemed outstanding for computing the percentage of any other person.

(2) Does not include 1,852,960 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement (For additional information, see "Item 13. Certain Relationships and Related Transactions"). UBHL is the ultimate beneficiary of substantially all of the shares owned by both UBA and Inversiones.

(3) Includes all shares held by the Company's two largest shareholders, UBA and Inversiones. UBHL is the beneficial owner of UBA and Inversiones because they are both controlled by Rigby International Corp., a company registered in the British Virgin Island with its primary offices at Vanterpool Plaza, 2nd Floor, Wickhams Cay I, Road Town, Tortola, British Virgin Island 2 and its mailing address c/o CAS SA, 12-14 Avenue, Riverdil, CH-1260, Lyon, Switzerland, which in turn is a wholly-owned subsidiary of UBHL. Such amount does not include 1,852,960 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement.

(4) [Intentionally omitted]

(5) Includes all shares indirectly held by UBHL. Does not include 1,852,960 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnotes (2) and (3) above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(6) Does not include shares which may be obtained upon the conversion of the Notes described in footnotes (2) and (3), above.

CHANGES IN CONTROL

There are no arrangements currently known to the Company which may result in a change in control of the Company at a future date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information appearing in our 2007 Proxy Statement under the heading "Certain Relationships and Related Transactions" and "Corporate Governance" is incorporated by reference in this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has appointed PMB Helin Donovan, L.L.P. ("PMB"), formerly Pohl, McNabola, Berg & Company, LLP, as its independent auditors to perform the audit of the Company's financial statements for the year 2006. The estimated audit fees for the audit of the 2006 financial statements are $85,000.

Moss Adams, L.L.P. ("Moss Adams"), performed the audit of the Company's financial statements for the year 2004. All audit and other services performed by PMB or Moss Adams on behalf of the Company are or were approved in advance by the Audit Committee, on a case-by-case basis.

AUDIT FEES. The aggregate fees billed by PMB for the audit of the Company's annual consolidated financial statements for the year ended December 31, 2005 was $90,000; fees of an additional $45,685 were billed to the Company during 2006 in connection with PMB’s review of interim financial statements in connection with the Company's Quarterly Reports on Form 10-Q for this year. Such fees represented 90% of the total fees for services rendered to the Company by PMB during 2006.

The aggregate fees billed by Moss Adams for the audit of the Company's annual consolidated financial statements for the year ended December 31, 2004 was $117,885; fees of an additional $35,690 were billed to the Company during 2005 in connection with Moss Adams' review of financial statements in connection with the Company's Quarterly Reports on Form 10-Q for this year. Such fees represented 87% of the total fees for services rendered to the Company by Moss Adams during 2005.

AUDIT RELATED FEES. Neither PMB nor Moss Adams billed any amount in fees for assurance or related services to the Company in 2006, 2005 or 2004, respectively.

TAX FEES. The aggregate fees billed during 2006 for tax products and services related to the preparation of the Company's tax returned provided by PMB, other than those described in the foregoing paragraphs, was $15,000. Such fees represented 10% of the total fees for services rendered to the Company by PMB during 2006.

The aggregate fees billed during 2005 for tax products and services related to the preparation of the Company's tax returns provided by Moss Adams, other than those described in the foregoing paragraphs, was $19,611. Such fees represented 11% of the total fees for services rendered to the Company by Moss Adams during 2005.

ALL OTHER FEES. During the year 2006, PMB did not bill the Company for any amount other than those mentioned above.

The aggregate fees billed to the Company for all other services related to correspondence with the SEC and the reissuing of an audit certificates to be included in the Company's restated annual report on Form 10K/A rendered by Moss Adams for the year ended December 31, 2005 was $4,341. Such fees represented 2% of the total fees for services rendered to the Company by Moss Adams during 2005.

The Company is not aware that any significant amount of the work done during the course of the audits of the Company's 2005 and 2004 Financial Statements was performed by persons other than full-time, permanent, employees of PMB and Moss Adams, respectively.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:

(1)	Audited financial statements and financial statement schedules

Report of PMB Helin Donovan., LLP, Independent Registered Auditors

Report of Moss Adams, LLP, Independent Registered Auditors

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flow for the Years Ended December 31, 2006, 2005, and 2004

Notes to Financial Statements

(2)
FINANCIAL STATEMENT SCHEDULES. The financial statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K are listed above. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

(3)	LIST OF EXHIBITS.

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]

Exhibit Number		Description of Document
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15	(I)	Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21	(K)	Registration Rights Agreement Among the Company, United Breweries of America, Inc., H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33	(N)	Employment Agreement with Yashpal Singh.
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.

Exhibit Number		Description of Document
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.

Exhibit Number	Description of Document
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.

Exhibit Number	Description of Document
10.81		[Intentionally omitted]
10.82	*	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	*	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	*	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	*	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	*	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	*	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	*	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
14.1	(V)	Code of Ethics

* Filed herewith.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.

(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(b)	Exhibits Attached The following Exhibits are attached to this Annual Report on Form 10-K:

10.82	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.

10.83	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.

10.84	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.

10.85	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.

10.86	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.

10.87	Sixth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2006.

10.88	Second Amendment to Convertible Promissory Note, effective December 31, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) f the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC. (Registrant)

By:	/s/ Yashpal Singh
Yashpal Singh
Its President, Director and Chief Executive Officer

Date: March 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

MENDOCINO BREWING COMPANY, INC. (Registrant)

By:
Dr. Vijay Mallya
Director and Chairman of the Board

Date: March 31, 2007

By:	/s/ Yashpal Singh
Yashpal Singh
Its President, Director and Chief Executive Officer

Date: March 31, 2007

By:	/s/ Scott R. Heldfond
Scott R. Heldfond, Director

Date: March 31, 2007

By:	/s/ Jerome G. Merchant
Jerome G. Merchant, Director

Date: March 31, 2007

By:	/s/ N. Mahadevan
N. Mahadevan Its Secretary and Chief Financial Officer

Date: March 31, 2007

By:	/s/ H. Michael Laybourn
H. Michael Laybourn, Director

Date: March 31, 2007

By:	/s/ Kent Price
Kent Price, Director

Date: March 31, 2007

By:	/s/ Sury Rao Palamand
Sury Rao Palamand, Director

Date: March 31, 2007

MENDOCINO BREWING COMPANY, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005

MENDOCINO BREWING COMPANY, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005

CONTENTS

Reports of Independent Registered Public Accounting Firms	F-1 – F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Income	F-4

Consolidated Statements of Stockholders' Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 – F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Mendocino Brewing Company, Inc.
Ukiah, California

We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc. (“MBC”) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBC, Inc. as of December 31, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financials statements, the Company changed its method of accounting for stock-based compensation upon adoption of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
San Francisco, California
March 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Mendocino Brewing Company, Inc.

We have audited Mendocino Brewing Company, Inc.’s, consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Mendocino Brewing Company, Inc.’s, results of its operations and cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Santa Rosa, California
February 4, 2005

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current Assets
Cash	$345,900	$247,700
Accounts receivable, net of allowance for
doubtful accounts of $60,500 and $54,900, respectively	7,903,100	7,051,500
Inventories	1,329,500	1,151,400
Prepaid expenses	671,400	548,500

Total Current Assets	10,249,900	8,999,100

Property and Equipment
(net of accumulated depreciation)	13,446,000	13,185,600

Other Assets
Income tax receivable	-	116,000
Deposits and other assets	302,300	179,200
Intangibles, (net of amortization)	53,900	77,500

Total Other Assets	356,200	372,700

Total Assets	$24,052,100	$22,557,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Secured lines of credit	$3,934,300	$3,774,000
Note payable	-	576,200
Accounts payable	7,164,300	5,491,800
Accrued liabilities	1,397,600	1,714,800
Current maturities of notes to related parties	117,500	103,100
Current maturities of obligation under long-term debt	236,500	284,400
Current maturities of obligation under capital lease	83,100	131,600

Total Current Liabilities	12,933,300	12,075,900

Long-Term Liabilities
Notes to related parties including accrued
interest of $818,000 and $636,800, respectively	3,321,000	3,171,000
Long term debt, less current maturities	4,226,700	2,314,900
Obligations under capital leases, less current maturities	65,600	121,500

Total Long-Term Liabilities	7,613,300	5,607,400

Total Liabilities	20,546,600	17,683,300

Stockholders' Equity
Preferred stock, Series A, no par value, with
liquidation preference of $1 per share; 10,000,000
shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized,
11,628,174 and 11,473,914 shares issued and outstanding	14,815,300	14,747,300
Accumulated comprehensive income	124,400	130,400
Accumulated deficit	(11,661,800)	(10,231,200)

Total Stockholders' Equity	3,505,500	4,874,100

Total Liabilities and Stockholders' Equity	$24,052,100	$22,557,400

The accompanying notes are an integral part of these financial statements.

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDING DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Sales	$32,948,900	$31,927,300	$32,157,900
Less excise tax	673,500	635,500	652,400

Net Sales	32,275,400	31,291,800	31,505,500

Cost of Goods Sold	23,063,300	21,754,200	21,045,500

Gross Profit	9,212,100	9,537,600	10,460,000

Operating Expenses
Retail operating	97,200	102,400	139,500
Marketing	5,011,500	6,216,200	5,841,200
General and administrative	4,548,700	3,735,400	3,774,900
Legal dispute settlement	-	-	250,600

Total Operating Expenses	9,657,400	10,054,000	10,006,200

Income (Loss) from Operations	(445,300)	(516,400)	453,800

Other Income (Expense)
Miscellaneous income	89,900	60,600	36,800
Profit (loss) on sale of equipment, net	5,000	(6,000)	15,600
Interest expense	(1,077,700)	(978,500)	(853,300)

Total Other Income (Expense)	(982,800)	(923,900)	(800,900)

Income (Loss) before Income Taxes	(1,428,100)	(1,440,300)	(347,100)

Provision for (Benefit from) Income Taxes	2,500	(125,600)	121,800

Net Income (Loss)	(1,430,600)	(1,314,700)	(468,900)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(6,000)	(63,900)	116,300

Comprehensive Income (Loss)	$(1,436,600)	$(1,378,600)	$(352,600)

Net Income (Loss) per
common share (basic and diluted)	$(0.12)	$(0.11)	$(0.04)

Weighted average common shares outstanding
outstanding (basic and diluted)	$11,512,479	$11,472,213	$11,266,874

The accompanying notes are an integral part of these financial statements.

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2006, 2005 AND 2004

	Series A				Other
	Preferred		Common		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income/(Loss)	Deficit	Equity

Balance December 31, 2003	227,600	$227,600	11,266,874	$14,648,600	$78,000	$(8,447,600)	$6,506,600

Net loss	-	-	-	-	-	(468,900)	(468,900)
Currency translation adjustment	-	-	-	-	116,300	-	116,300

Balance December 31, 2004	227,600	227,600	11,266,874	14,648,600	194,300	(8,916,500)	6,154,000

Stock issued for accrued compensation	-	-	207,040	98,700	-	-	98,700
Net loss	-	-	-	-	-	(1,314,700)	(1,314,700)
Currency translation adjustment	-	-	-	-	(63,900)	-	(63,900)

Balance December 31, 2005	227,600	227,600	11,473,914	14,747,300	130,400	(10,231,200)	4,874,100

Stock issued for accrued compensation	-	-	154,260	68,000	-	-	68,000
Net loss	-	-	-	-	-	(1,430,600)	(1,430,600)
Currency translation adjustment	-	-	-	-	(6,000)	-	(6,000)

Balance December 31, 2006	227,600	$227,600	11,628,174	$14,815,300	$124,400	$(11,661,800)	$3,505,500

The accompanying notes are an integral part of these financial statements.

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,430,600)	$(1,314,700)	$(468,900)
Adjustments to reconcile net income
(loss) to net cash from operating activities:
Depreciation and amortization	1,017,800	903,700	1,031,300
Allowance for doubtful accounts	-	10,200	8,000
Loss (gain) on sale of assets	(5,000)	6,000	(15,600)
Interest accrued on related party notes	181,200	142,100	88,600
Deferred income tax	-	(122,900)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(11,300)	702,600	(1,004,900)
(Increase) decrease in inventories	(178,100)	34,000	700
(Increase) decrease in prepaid expenses	(71,400)	(229,800)	224,200
(Increase) decrease in deposits and other assets	273,700	59,400	(27,800)
Increase in accounts payable	1,039,300	47,400	125,700
Increase (decrease) in accrued liabilities	(424,900)	(420,200)	338,200
Decrease in income taxes payable	-	(127,400)	(192,500)

Net cash provided by (used in) operating activities	390,700	(309,600)	107,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(988,200)	(600,900)	(597,800)
Proceeds from sale of fixed assets	41,400	77,000	24,300

Net cash used in investing activities:	(946,800)	(523,900)	(573,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing (repayment) on line of credit	(148,200)	706,400	1,211,500
Borrowings on long term debt	4,180,900	-	-
Repayment on long-term debt	(2,628,300)	(285,300)	(575,900)
Borrowings on related party debt	-	400,000	-
Repayment on related party debt	(110,600)	(91,000)	(128,300)
Proceeds from notes payable	350,000	-	-
Repayment of notes payable	(926,200)	-	-
Payments on obligations under long term leases	(168,800)	(142,900)	(124,000)

Net cash provided by financing activities:	548,800	587,200	383,300

EFFECT OF EXCHANGE RATE CHANGES ON CASH	105,500	(32,600)	55,500

Net Change in Cash	98,200	(278,900)	(27,700)

Cash at beginning of period	247,700	526,600	554,300

Cash at end of period	$345,900	$247,700	$526,600

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$896,500	$836,400	$764,700
Income taxes	$2,500	$-	$314,200

Non-cash investing and financing activities:
Common stock issued for accrued compensation	$68,000	$98,700	$-
Seller financed equipment	$44,600	$216,400	$15,400

The accompanying notes are an integral part of these financial statements.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., ("the Company" or "MBC"), has operating subsidiaries, Releta Brewing Company, ("Releta"), and United Breweries International, Limited (UK), ("UBIUK"). In the United States, MBC and its subsidiary, Releta, operate two breweries that produce beer and malt beverages for the specialty "craft" segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The Company also owns and operates a brewpub and gift store located in Hopland, California. The majority of US sales for Mendocino Brewing Company are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Lager in the US.

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

Basis of Presentation and Organization

The financial statements for the fiscal years ended December 31, 2006, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Cash and Cash Equivalents, Short- and Long-Term Investments

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

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. Description of Operations and Summary of Significant Accounting Policies (continued)

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the invoiced amount and are the amount the Company expects to collect. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2006, the Company maintained a reserve of $60,500 of potentially doubtful accounts receivable. Bad debt expenses totaled $679,300, $49,100, and $60,900 for the years ended December 31, 2006, 2005, and 2004 respectively.

Inventories

Inventories are stated at the lower of average cost or market (net realizable value).

Property and Equipment

Property and equipment are stated at cost and depreciated or amortized using straight-line method over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Long-lived assets are assessed for impairment whenever events or changes in circumstances indicate their carrying amounts may not be recoverable. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. Description of Operations and Summary of Significant Accounting Policies (continued)

Property and Equipment (continued)

Assets Held under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Estimated useful lives of property and equipment are as follows:

Building	40 years
Machinery and equipment	3 - 40 years
Equipment under capital lease	3 - 20 years
Leasehold improvements	7 - 20 years
Vehicles	2 - 5 years
Furniture and fixtures	5 - 10 years

Impairment of Long-Lived Assets

The Company assesses the impairment of its long-lived assets periodically in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Long-lived assets that management commits to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell.

Intangibles

Intangibles consist of, trade names, trademarks, and other intangibles. Purchased trademarks are initially measured based on their fair values. Trademarks include purchased trademarks, brand names, logos or other recognizable symbols associated with the Company's products. Trademarks are not amortized because they have indefinite lives. Intangibles that are amortized are deferred financing costs. Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLES, but are tested for impairment on an annual basis. The carrying amount of intangibles not subject to amortization is $47,600 for December 31, 2006 and 2005.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. Description of Operations and Summary of Significant Accounting Policies (continued)

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt using the straight-line method. Deferred financing costs were $311,300, and the related accumulated amortization at December 31, 2006 and 2005 was $32,700 and $21,600, respectively. Amortization of deferred financing costs charged to operations was $54,300 for the year ended December 31, 2006 and $2,700 for each of the years ended 2005 and 2004. The Company will continue to amortize these fees until 2011. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Impairment of Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows are less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the year ended December 31, 2006, 2005 and 2004, the Company recorded no impairment losses related to an intangible asset.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. The Company's cash deposits are placed with major financial institutions in the US and UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $290,200 in cash deposits and $6,090,800 of accounts receivable due from customers located in the United Kingdom as of December 31, 2006.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. Description of Operations and Summary of Significant Accounting Policies (continued)

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

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce the deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes.” The Interpretation requires that realization of an uncertain income tax position must be estimated as "more likely than not" (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the Interpretation requires the recognition of tax benefits recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. MBC will adopt the Interpretation when required in the first quarter 2007. The company expects minimal impact from adoption of this Interpretation.

Revenue Recognition

The Company recognizes revenue from the brewing and distribution operations when the product is shipped. Revenues from the brewpub and gift store are recognized when sales have been completed.

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectibility is reasonably assured.

"Persuasive Evidence of an Arrangement" - The Company documents all terms of an arrangement in a written contract or purchase order signed by the customer prior to recognizing revenue.

"Delivery Has Occurred or Services Have Been Performed" - The Company delivers the products prior to recognizing revenue or performs services as per contractual terms. Product is considered delivered upon delivery to a customer's designated location and services considered performed upon completion of Company's contractual obligations.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. Description of Operations and Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

"The Fee for the Arrangement is Fixed or Determinable" - Prior to recognizing revenue, an amount is either fixed or determinable under the terms of the written contract. The price is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

"Collectibility is Reasonably Assured" - The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer-by-customer basis based on criteria outlined by management. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis.

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

Taxes Collected From Customers

Taxes collected from customers and remitted to tax authorities are state and federal excise taxes on beer shipments. Excise taxes are shown in a separate line item in the consolidated statement of operations as reduction of gross sales. Sales taxes collected from customers are recognized as a liability, with the liability subsequently reduced when the taxes are remitted to the tax authority. Total sales taxes collected from customers and remitted to tax authorities were not material in 2006, 2005 and 2004.

Delivery Costs

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the company reports pass-through freight costs on beer shipped to independent beer wholesalers in cost of sales. Reimbursements of these costs by wholesalers are reported in sales.

Costs incurred by the Company to deliver beer to customers are included in marketing, distribution and administrative expenses. These costs are considered marketing related because in addition to product delivery, drivers provide marketing and other customer service functions to customers including product display, shelf space management, distribution of promotional materials, and product rotation. Shipping costs included in marketing expense totaled $879,100, $929,100, and $978,600 for the years ended December 31, 2006, 2005, and 2004, respectively.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. Description of Operations and Summary of Significant Accounting Policies (continued)

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

On January 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of the Company’s current year. The Company’s financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

The Company’s determination of estimated fair value of share-based awards utilizes the Black-Scholes option-pricing model. The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. Description of Operations and Summary of Significant Accounting Policies (continued)

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

In 2006, 2005 and 2004, the Company did not grant any options or warrants, and all options outstanding were vested.

Stock-based Compensation - Non-employees

The company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No 123(R) and Emerging Issues Task Force (“EITF”) No 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

Basic and Diluted Earnings (Loss) per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share for 2006, 2005 and 2004, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses. The following table sets forth the computation of basic and diluted net loss per common share:

	Year Ended December 31,
	2006	2005	2004
Net income (loss) - available to common shareholders	$(1,430,600)	$(1,314,700)	$(468,900)
Weighted average common shares outstanding: Basic and diluted	11,512,479	11,472,213	11,266,874
Total shares outstanding at end of period	11,628,174	11,473,914	11,266,874
Net income (loss) per common share: Basic and diluted	$(0.12)	$(0.11)	$(0.04)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Year Ended December 31,
	2006	2005	2004
Options to purchase common stock	240,385	240,385	340,385
Potential equivalent shares excluded	240,385	240,385	340,385

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. Description of Operations and Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

Financial statements of foreign subsidiaries, located in the United Kingdom, where the local currency, UK Pound Sterling, is the functional currency are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation adjustments associated with net assets or liabilities are reported in non-owner changes in equity.  Any exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred, in the same financial statement caption as the underlying transaction, and are not material for any year shown.

Cash at UBIUK was translated at exchange rates in effect at December 31, 2006, 2005 and 2004, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

Advertising

Advertising costs are expensed as incurred and were $1,094,100, $2,239,700 and $1,674,000 for the years ended December 31, 2006, 2005, and 2004.

Fair Value of Financial Instruments

The carrying value of certain of the financial instruments, including accounts receivable, other current assets, accounts payable and accrued expenses, approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of the Company's net income (loss) and changes in equity from non-stockholder sources. The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. Description of Operations and Summary of Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

SFAS 154 replaces APB Opinion No. 20 and SFAS 3 and became effective in the first quarter of 2006. The standard introduces a new requirement to retrospectively apply accounting principle changes to prior years’ comparative financial statements as if the Company had always applied the newly adopted accounting principle. Changes in depreciation, amortization and depletion methods previously considered a change in accounting principle are now considered a change in estimate under SFAS 154, requiring prospective adoption. New pronouncements may contain specific implementation guidance which would supersede the requirements of SFAS 154. The adoption of SFAS 154 did not have an impact on the consolidated financial statements included herein.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. The Company adoption of SFAS No. 155 will not have any material effect on its consolidated financial position, results of operations or cash flows.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. Description of Operations and Summary of Significant Accounting Policies (continued)

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more-likely-than-not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company will be required to adopt FIN 48 as of January 1, 2007, with any cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FIN 48 and does not expect a significant impact on its earnings or financial position.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s fiscal year 2007 annual financial statements. The Company is currently assessing the potential impact that the adoption of SAB No. 108 will have on its financial statements; however, the impact is not expected to be material.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1. Description of Operations and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective on the Company beginning July 1, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on its financial statements. In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106 and 132(R), which applies to all plan sponsors who offer defined benefit postretirement plans. SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan in the statement of financial position and expanded disclosures in the notes to financial statements. The Company adopted this provision for the year ended December 31, 2006 and the adoption did not have a material impact on its consolidated financial position. In addition, SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year end. The Company is required to adopt the measurement provision of SFAS No. 158 for its fiscal year ending December 31, 2008. The Company is in the process of evaluating the impact of the measurement provision of SFAS No. 158 on its 2008 consolidated financial position, operations and cash flows. The Company is currently assessing the potential impact that the adoption of SFAS 158 will have on its financial statements; however, the impact is not expected to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2009. MBC is currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

2. Liquidity and Management Plans

At December 31, 2006, the Company had cash and cash equivalents of $345,900, a working capital deficit of $2,683,400 and an accumulated deficit of $11,661,800. Additionally, the Company has a history of past losses as infrastructure costs were incurred in advance of obtaining customers.

Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through December 31, 2007, including obtaining a secured line of credit, reductions in discretionary expenditures, and additional debt financing. In 2006, the Company successfully obtained additional financing and repaid several debts and raised additional working capital. Management believes that these actions will enable the Company to meet its working capital needs through December 31, 2007.

3. Inventories

Inventories, consisting of materials, materials overhead, labor, and manufacturing overhead, are stated at the lower of average cost or market (net realizable value) and consist of the following at December 31:

	2006	2005
Raw materials	$481,900	$447,900
Work-in-progress	199,600	143,900
Finished goods	630,000	539,800
Merchandise	18,000	19,800
	$1,329,500	$1,151,400

4. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2006	2005
Machinery and equipment	$12,956,600		$11,094,500
Buildings	7,202,300		7,202,300
Equipment under capital lease	6,300		580,800
Land	810,900		810,900
Leasehold improvements	1,432,400		1,432,400
Vehicles	424,600		429,500
Furniture and fixtures	176,900		165,500
Equipment in progress	5,900		27,500
	23,015,900		21,743,400
Less: Accumulated depreciation and amortization	(9,569,900)		(8,557,800)
	$13,446,000	$$	13,185,600

The Company has property and equipment located in the United Kingdom with a net book value of approximately $1,919,200 as of December 31, 2006. Amortization of assets under capital leases is included in depreciation and amortization expense.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

5. Line of Credit and Note Payable

Effective May 5, 2005, the Company obtained a secured lending facility from BFI Business Finance (BFI). The Company's borrowings were secured by the underlying trade receivables and inventory. The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 80% of the qualified net amounts of such receivables of MBC and 70% of the qualified net amounts of such receivables of Releta, and 50% of MBC’s and Releta’s eligible inventory located in the US. On December 31, 2005 BFI advanced the Company $200,000 under a promissory note repayable in 30 weekly installments. On April 5, 2006 BFI advanced the Company approximately $289,900 under another promissory note repayable in 39 weekly installments. The entire outstanding amount due to BFI was repaid by the Company in November 2006 out of proceeds of a new loan from Marquette Business Credit, Inc.

On December 31, 2003, Savings Bank of Mendocino County ("SBMC") extended the Company a temporary note of approximately $576,200 to finance the end of term buy-out of certain equipment previously leased from Finova Capital Corporation. This note was repaid by the Company in full in July 2006 out of the proceeds of a borrowing with Grand Pacific Financing Corporation.

In November 2006, Marquette Business Credit, Inc. provided a line of credit drawable up to 85% of eligible receivable and 60% of eligible inventory for a period up to June 2011. The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC’s and Relata’s eligible inventory located in the US. This facility carries interest at a rate of one-month LIBOR plus 4.25% and secured by substantially all assets, excluding real property of the Releta and MBC.

The Company retains the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Balance Sheets as receivable at December 31, 2006, are account balances totaling $1,812,300 of uncollected receivables collateralized to the financial institution under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited for a maximum amount of GBP 1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers. The initial term of the facility is for a period of one year after which the facility can be terminated by either party by providing the other party a notice of six months. The facility carries an interest rate of 1.38% above RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of December 31, 2006 was approximately $2,570,700.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

6. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	2006	2005
Note to a financial institution, payable in monthly installment of $18,200, plus interest at one month LIBOR plus 5.25% with a balloon payment of $544,600 in June 2011; secured by substantially all assets of the Releta Brewing Company and Mendocino Brewing Company excluding real property at Ukiah	$1,506,900	$-
Note to a financial institution, payable in monthly installment of $27,300 including interest at prime plus 1.75% with a balloon payment of approximately $2,867,900 in June 2011. (net of discount of $33,100)	2,956,300	-
Note to a bank; payable in monthly installments of $24,400, including interest at the Treasury Constant Maturity Index, plus 4.17% paid in full in July 2006	-	2,168,400
Payable to Mendocino County in four annual installments of $143,600, plus interest at 18%, paid in full in July 2006	-	430,900
	4,463,200	2,599,300
Less current maturities	236,500	284,400
	$4,226,700	$2,314,900

Payments due during Year Ending December 31,
2007	$236,500
2008	249,900
2009	256,600
2010	260,500
2011	3,492,800
Thereafter	-
$4,496,300

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

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

7. Capital Lease Obligations

The Company leases certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2006, are as follows:

Year Ending December 31,
2007	$91,600
2008	74,200
2009	1,500
2010	-
2011	-
167,300
Less amounts representing interest	(18,600)
Present value of minimum lease payments	148,700
Less current maturities	(83,100)
Non-current leases payable	$65,600

8. Notes to Related Party - Subordinated

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America (UBA), with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The notes are convertible into common stock at $1.50 per share. The notes have been extended until June 2007. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette Business Credit, Inc., both maturing in June 2011. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the above facilities are repaid. Accordingly, the entire amount due of $2,733,400 and $2,552,200 as of December 31, 2006 and 2005 under the notes is classified as a long term liability. The notes include $818,000 and $636,800 of accrued interest at December 31, 2006 and 2005.

Notes payable also includes an unsecured loan from Shepherd Neame Limited to UBSN Limited payable in annual installment of $117,500 with interest at 5% per year beginning June 2003 and maturing June 2012. The amounts outstanding, under this loan as of December 31, 2006 and 2005 were $705,100 and $721,900 respectively.

Payments due during Year Ending December 31,
2007	$117,500
2008	117,500
2009	117,500
2010	117,500
2011	2,851,000
Thereafter	117,500
$3,438,500

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

9. Profit-Sharing Plan

Subsequent to December 31, 2004, the Company terminated its profit sharing plan. Contributions to the Plan were made at the discretion of the Board of Directors, and any contributions vested over a six year period. The plan covered substantially all full-time employees that met certain minimum age and service requirements. No contributions were made to the Plan for the years ended December 31, 2006, 2005, and 2004.

10. Commitments and Contingencies

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2009 and provide for renewal options ranging from month-to-month to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay certain costs (real estate taxes, insurance and repairs).

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; land at its Saratoga Springs, New York, facility; a building in the United Kingdom; and certain personal property. The land lease includes a renewal option for two additional five-year periods, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index. The leases begin expiring in 2007. Rent expense charged to operations was $212,800, $206,600, and $202,700 for the years ended December 31, 2006, 2005, and 2004.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

10. Commitments and Contingencies (continued)

Operating Leases (continued)

Future minimum lease payments under these agreements are as follows:

Year Ending December 31,
2007	$229,900
2008	216,400
2009	195,000
2010	178,900
2011	164,100
Thereafter	205,400
$1,189,700

Keg Management Agreement

In September 2004, the Company renewed the keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee between $5 and $15, depending on the applicable territory. The agreement is effective for five years ending in September 2009. If the agreement is terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. The Company expects to continue this relationship. Rental expense associated with this agreement was $62,300, $65,500, and $91,400 for the years ended December 31, 2006, 2005, and 2004.

11. Related-Party Transactions

The Company conducts business with United Breweries of America (UBA), which owns approximately 74% of the Company's common stock through common ownership. Additionally, UBSN Limited has significant transactions with Shepherd Neame, Ltd., which is a related party to a former Board member. The Company also had transactions with AUBI, a company affiliated with one of the Board members. The following table reflects balances outstanding and the value of the transactions with these related parties for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
TRANSACTIONS
Sales to Shepherd Neame Ltd.	$3,255,300	$2,871,100	$3,099,500
Purchases from Shepherd Neame Ltd.	14,589,300	14,108,500	14,541,100
Expenses reimbursement to Shepherd Neame Ltd.	1,105,300	1,143,300	1,239,300
Interest expenses associated with UBA notes (see note 8)	181,200	142,100	88,500
Interest paid to Shepherd Neame Ltd. (see note 6)	35,900	40,500	46,300
ACCOUNT BALANCES
Accounts payable and accrued liabilities to Shepherd Neame Ltd.	5,575,000	4,080,400	4,160,300
Accounts receivable and prepayments to Shepherd Neame Ltd.	781,900	629,700	841,700
Amounts payable to AUBI	20,000	20,000	20,000

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

12. Major Customers

Sales to the top five customers totaled $8,032,600, $7,610,500, and $7,942,000 for the years ended December 31, 2006, 2005, and 2004, which represents 24%, 24%, and 25% of sales for the years ended December 31, 2006, 2005, and 2004.

13. Stockholders' Equity

Independent outside members of the Board of Directors are compensated for attending Board of Directors and committee meetings through the issuance of common stock. Expenses related to this compensation totaled $32,000, $44,000, and $24,000 for the years ended December 31, 2006, 2005, and 2004. Common Stock has been issued for accrued compensation from the years 2004 and 2005 in the year 2006.

In October 2006, the Company issued 154,260 shares of its unregistered common stock to independent outside directors totaling $68,000 in accrued compensation.

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

14. Stock Option Plan

Under the 1994 Stock Option Plan, which expired in 2004, the Company could issue options to purchase up to 1,000,000 shares of common stock. The Plan provided for both incentive stock options, as defined in Section 422 of the Internal Revenue Code, and options that did not qualify as incentive stock options.

The exercise price of incentive options was no less than the fair-market value of the Company's stock at the date the option was granted, while the exercise price of non-statutory options was no less than 85% of the fair-market value per share on the date of grant. Options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock had an exercise price of no less than 110% of the fair-market value of the Company's stock at the date of grant. During 2002, 240,385 non-statutory stock options with a five-year term were issued to the independent members of the Board of Directors at the market price on the date of grant. All stock options outstanding are non-statutory, and were issued with a five year term and were fully vested on date of grant. The exercise price of the options outstanding as of December 31, 2006 was $0.52 per share. The 240,835 options expired in January 2007.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

14. Stock Option Plan (continued)

The following table summarizes the number of options granted and exercisable and the weighted average exercise prices:

	Shares under option	Weighted-average exercise price
Balance at December 31, 2003	429,273	$	$ 0.82
Options granted	-		$-
Options expired	(88,888)	$	$ 1.13
Balance at December 31, 2004	340,385	$	$ 0.73

Options granted	-		$-
Options expired	(100,000)	$	$ 1.25
Balance at December 31, 2005	240,385	$	$ 0.52

Options granted	-		$-
Options expired	-		$-
Balance at December 31, 2006	240,385	$	$ 0.52

Current year ended December 31, 2006

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options was nil for the year ended December 31, 2006.

Share-based compensation expense (related to common stock granted to members of the Board of Directors) reduced the Company’s results of operations for the year ended December 31, 2006 as follows:

Twelve Months Ended December 31, 2006
Loss from continuing operations before income taxes	$1,428,100
Loss from continuing operations after income taxes	$1,430,600
Cash flows from operations	$390,700
Cash flows from financing activities	$548,800
Basic and Diluted EPS	$(0.12)

During the year ended December 31, 2006, the Company granted no performance based options to executives and senior management.

As of December 31, 2006, there is no compensation cost related to non-vested awards not yet recognized. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position and not having any such compensation expense, there were no such tax benefits for the years ended December 31, 2004, 2005 and 2006. Prior to the adoption of SFAS 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

14. Stock Option Plan (continued)

Current year ended December 31, 2006 (continued)

The fair value of stock-based awards to officers, directors and employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the bond equivalent yields that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

The following is a summary of changes to outstanding stock options during the fiscal year ended December 31, 2006:

		Weighted	Weighted Average
	Number of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2005	240,385	$0.52	1.1	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2006	240,385	0.52	0.1	-
Vested and expected to vest at December 31, 2006	240,385		0.1	-

Options exercisable at December 31, 2006	240,385	$0.52	0.1	$-

The table below presents information related to stock option activity for the fiscal ended December 31, 2006 and 2005 (in thousands):

Fiscal year ended December 31,
	2006	2005
Total intrinsic value of stock options exercised	$-	$-
Cash received from stock option exercises	$-	$-
Gross income tax benefit from the exercise of stock options	$-	$-

The aggregate intrinsic value of $0 as of December 31, 2006 is based on MBC's closing stock price of $0.21 on that date and represents the total pretax intrinsic value, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the twelve months ended December 31, 2006 was nil as no options were exercised. The total number of in-the-money options exercisable as of December 31, 2006 was $0.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

14. Stock Option Plan (continued)

Valuation and Expense Information under SFAS 123

Prior to the adoption of Statement of Financial Accounting Standards No. 123(R) “Accounting for Stock-Based Compensation-Revised “(SFAS 123(R)), at March 31, 2006, the Company would not have recognized compensation expense for employee share-based awards, when the price of such awards equaled the market price of the underlying stock on the date of the grant. The Company previously had adopted the provisions of Statement of SFAS 123 as amended by SFAS 148, “Accounting for Stock Based Compensation, Transition and Disclosure” (SFAS 148) through disclosure only.

There were no stock options granted during the fiscal year ended December 31, 2005 and 2004.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2005	2004
Net income (loss) - as reported	$(1,314,700)	$(468,900)
Compensation expense - APB 25	-	-
Compensation expense - SFAS 123	-	-
Net income (loss) - pro forma	$(1,314,700)	$(468,900)
Income (loss) per share - pro forma	$(0.11)	$(0.04)

Total options under the Plan at December 31, 2005, comprised the following:

	Number	Weighted	Number
	Outstanding	Average	Exercisable
Option	as of	Remaining	as of
Exercise	December 31,	Contractual life	December 31,
Price	2005	(Years)	2005
$0.52	240,385	1.1	240,385

Total options under the Plan at December 31, 2006, comprised the following:

	Number	Weighted	Number
	Outstanding	Average	Exercisable
Option	as of	Remaining	as of
Exercise	December 31,	Contractual life	December 31,
Price	2006	(Years)	2006
$0.52	240,385	0.1	240,385

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

15. Income Taxes

The accumulated losses in the U.S. operations has resulted in the Company determining that the deferred tax assets associated with net operating loss carryforwards and investment tax credits may expire prior to utilization. The Company recorded a valuation allowance of $4,100,500 for deferred tax assets. The Company also has $68,433 of California Manufacturers' Investment Tax Credits that can be carried forward to reduce future taxes. These credits begin expiring in 2011.

	2006	2005	2004
Provision for income taxes
US Federal	$-	$-	$-
US States	2,500	1,800	3,800
United Kingdom	-	(127,400)	118,000
Current provision	2,500	(125,600)	121,800
Change in deferred income taxes	-	-	-
Total provision for income taxes	$2,500	$(125,600)	$121,800

The difference between the actual income tax provision and the tax provision computed by applying the statutory US Federal and United Kingdom income tax rates to earnings before taxes is attributable to the following:

	2006	2005	2004
US Federal income tax expense (benefit) at 34%	$24,800	$(110,700)	$(232,400)
US State income tax expense (benefit)	6,500	(28,800)	(15,000)
United Kingdom income tax expense (benefit)	(450,300)	(296,800)	118,000
Other	38,200	(31,500)	(6,500)
Change in valuation allowance	383,300	342,200	257,700
Total	$2,500	$(125,600)	$121,800

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	2006	2005	2004
Benefit of net operating loss carryforwards	$4,956,200	$4,295,700	$4,190,000
Undistributed earnings of UBIUK	(448,900)	(393,900)	(800,300)
Investment in UBIUK	349,900	358,100	321,600
Depreciation and amortization	(871,900)	(670,000)	(490,000)
Other	115,200	127,300	153,700
Subtotal	4,100,500	3,717,200	3,375,000
Less valuation allowance	(4,100,500)	(3,717,200)	(3,375,000)
Total	$-	$-	$-

Change in valuation allowance	$383,300	$342,200	$257,700

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

15. Income Taxes (continued)

The Company has net operating losses available for carry forward. The US Federal net operating losses total approximately $11,826,000 and expire beginning 2013 and ending in 2026. The US state operating losses total approximately $3,770,000 and expire beginning 2012 and ending 2026. The Company’s United Kingdom operating losses total approximately $2,065,000 and they do not expire.

16. Segment Information

The Company's business presently consists of three segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 38%, 36%, and 36% of the Company's gross sales during 2006, 2005 and 2004. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe. This segment accounted for approximately 61%, 63%, and 63% of the Company's gross sales during 2006, 2005, and 2004. The third segment consists of beer for sale along with merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery and at Saratoga Springs brewery. This segment accounted for less than one percent of the Company's gross sales during 2006, 2005 and 2004. A summary of each segment is as follows:

	Year Ended December 31,2006
	Brewing Operations	Tavern & Tasting Room	Distributor Operations	Corporate and Other	Total
Sales	$12,601,600	$221,300	$20,126,000	$-	$32,948,900
Operating income (Loss)	753,400	45,700	(1,244,400)	-	(445,300)
Identifiable assets	12,784,200	61,600	8,768,800	2,437,500	24,052,100
Depreciation and amortization	505,600	4,600	480,300	27,300	1,017,800
Capital expenditures	327,200	-	705,600	-	1,032,800

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

16. Segment Information (continued)

	Year Ended December 31,2005
	Brewing Operations	Tavern & Tasting Room	Distributor Operations	Corporate and Other	Total
Sales	$11,557,900	$203,100	$20,166,300	$-	$31,927,300
Operating income (Loss)	168,200	32,300	(716,900)	-	(516,400)
Identifiable assets	12,670,400	63,400	7,864,800	1,868,800	22,557,400
Depreciation and amortization	465,200	4,900	401,600	32,000	903,700
Capital expenditures	34,200	-	753,600	-	787,800

	Year Ended December 31,2004
	Brewing Operations	Tavern & Tasting Room	Distributor Operations	Corporate and Other	Total
Sales	$11,686,800	$211,200	$20,259,900	$-	$32,157,900
Operating income (Loss)	(49,900)	12,800	490,900	-	453,800
Identifiable assets	13,166,900	99,400	8,729,400	2,367,400	24,363,100
Depreciation and amortization	535,800	5,000	459,300	31,200	1,031,300
Capital expenditures	38,700	-	559,100	-	597,800

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

17. Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBI, has retained losses of approximately $26,900 as of December 31, 2006. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earnings drop below approximately $1,958,600. Condensed financial information of the parent company, Mendocino Brewing Company, Inc., is as follows:

Balance Sheets	2006	2005

Assets
Cash	$55,700	$11,500
Accounts receivable	1,812,300	1,388,500
Inventories	1,329,500	1,151,400
Other current assets	209,100	212,600
Total current assets	3,406,600	2,764,000

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	11,526,800	11,682,900
Other assets	349,900	245,700
Total assets	$16,508,300	$15,917,600

Liabilities
Line of credit and note payable	$1,363,600	$2,181,000
Accounts payable	1,333,000	1,486,000
Accrued liabilities	579,700	892,900
Current maturities of debt and leases	246,200	352,800
Total current liabilities	3,522,500	4,912,700

Intercompany payable	1,079,800	1,319,500
Long-term debt and capital leases	4,233,700	2,332,700
Notes payable to related party	2,733,400	2,552,300
Total liabilities	11,569,400	11,117,200

Stockholders' equity
Common stock	14,815,300	14,747,300
Preferred stock	227,600	227,600
Accumulated deficit	(10,104,000)	(10,174,500)
Total stockholders' equity	4,938,900	4,800,400
Total Liabilities and stockholders' equity	$16,508,300	$15,917,600

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

17. Unrestricted Net Assets (continued)

Statement of Operations	2006	2005	2004

Net sales	$12,149,400	$11,125,500	$11,245,600
Cost of goods sold	8,576,200	7,737,000	7,467,000
Selling, marketing, and retail expenses	1,215,100	1,469,800	1,701,400
General and administrative expenses	1,661,200	1,810,600	1,955,200
Legal dispute settlement	-	-	250,600
Income (loss) from operations	696,900	108,100	(128,600)

Other income and (expense)
Interest expenses	(832,000)	(760,800)	(725,900)
Other income	208,100	329,100	356,800
Provision for taxes	(2,500)	(1,800)	(3,800)
	(626,400)	(433,500)	(372,900)
Net income (loss)	$70,500	$(325,400)	$(501,500)

Statements of Cash Flows	2006	2005	2004

Cash flows from operating activities	$(65,500)	$(426,300)	$462,800
Cash flow from investing activities
Purchase of property and equipment	(327,200)	(34,200)	(38,700)
Proceeds from sale of assets	11,000	-	16,700
Net cash from investment activities	(316,200)	(34,200)	(22,000)
Cash flow from financing activities
Net borrowing (repayment) on line of credit	(241,200)	52,100	343,400
Borrowing on long-term debt	4,180,900	-	-
Repayment of long-term debt	(2,628,300)	(285,300)	(575,900)
Proceeds from note payable	350,000
Repayment of notes payable	(926,200)	-	-
Payment on obligation under capital lease	(69,500)	(122,900)	(124,000)
Net change in inter company payable	(239,800)	142,100	(99,800)
Proceeds from related party	-	400,000	-
Net cash flow from financing activities	425,900	186,000	(456,300)
Cash, beginning of year	11,500	286,000	301,500
Cash, end of year	$55,700	$11,500	$286,000

Cash dividend received from subsidiary	$-	$149,900	$215,100

18. Subsequent Events

During January 2007, the 240,385 non-statutory stock options issued in January 2002 to the independent members of the Board of Directors expired prior being exercised.