Form 10-Q
period 2007-03-31
MENDOCINO BREWING CO INC
filed 2007-05-15
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  ___________________ to ______________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of May 14, 2007 is 11,991,686.

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Assets	March 31, 2007	December 31, 2006
Current Assets	(unaudited)	(audited)
Cash
Accounts receivable, net of allowance for doubtful	$57,100	$345,900
accounts of $31,800 and $60,500, respectively	7,547,800	7,903,100
Inventories	1,533,700	1,329,500
Prepaid expenses	481,000	671,400
Total Current Assets	9,619,600	10,249,900

Property and Equipment	13,325,500	13,446,000

Other Assets
Deposits and other assets	291,800	302,300
Intangibles net of amortization	52,300	53,900
Total Other Assets	344,100	356,200

Total Assets	$23,289,200	$24,052,100

Liabilities and Stockholders' Equity
Current Liabilities
Secured lines of credit	$3,823,200	$3,934,300
Accounts payable	6,445,900	7,164,300
Accrued liabilities	1,323,900	1,397,600
Current maturities of notes to related parties	118,100	117,500
Current maturities of obligations under long-term debt	244,100	236,500
Current maturities of obligations under capital leases	83,400	83,100
Total Current Liabilities	12,038,600	12,933,300

Long-Term Liabilities
Notes to related parties including accrued
interest of $864,000 and $818,000, respectively	3,370,000	3,321,000
Long term debt, less current maturities	4,159,000	4,226,700
Obligations under capital lease less current maturities	45,300	65,600
Total Long-Term Liabilities	7,574,300	7,613,300

Total Liabilities	19,612,900	20,546,600

Stockholders' Equity
Preferred stock, Series A, no par value, with aggregate liquidation preference of $227,600;10,000,000 shares authorized,
227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value: 30,000,000 shares authorized,
11,628,174 shares issued and outstanding	14,815,300	14,815,300
Accumulated comprehensive income	108,100	124,400
Accumulated deficit	(11,474,700)	(11,661,800)
Total Stockholders' Equity	3,676,300	3,505,500

Total Liabilities and Stockholders' Equity	$23,289,200	$24,052,100

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Sales	$8,420,400	$7,428,100
Less excise taxes	162,300	156,000
Net Sales	8,258,100	7,272,100
Cost of goods sold	5,767,900	5,013,300
Gross Profit	2,490,200	2,258,800
Operating Expense
Marketing	1,106,500	1,258,500
General and administrative	936,900	976,100
Total Operating Expense	2,043,400	2,234,600

Income from operations	446,800	24,200

Other income (expense)
Miscellaneous income	6,800	2,400
Loss on sale of assets	-	(1,100)
Interest expense	(263,200)	(254,400)
Total Other Expense	(256,400)	(253,100)

Income (Loss) before income taxes	190,400	(228,900)

Provision for income taxes	(3,300)	-

Net Income (Loss)	187,100	(228,900)

Foreign currency translation loss	(16,300)	(6,300)

Comprehensive Income (Loss)	170,800	(235,200)

Net Income (Loss) per common share (basic and diluted)	$0.02	$(0.02)

Weighted average common shares outstanding
Basic	11,628,174	11,473,914
Diluted	13,481,134	11,473,914

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$187,100	$(228,900)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	270,000	233,300
Allowance for doubtful accounts	(28,700)	(5,300)
Interest accrued on related party debt	46,000	42,200
Loss on sale of assets	-	1,100
Changes in:
Accounts receivable	378,400	(504,800)
Inventories	(204,200)	(107,400)
Prepaid expenses	192,100	326,100
Deposits and other assets	28,900	32,500
Accounts payable	(743,200)	343,400
Accrued liabilities	(77,500)	(4,000)
Net cash provided by operating activities	48,900	128,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and leasehold improvements	(122,100)	(129,700)
Proceeds from sale of fixed assets	-	3,500
Net cash used in investing activities	(122,100)	(126,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on line of credit	(123,200)	82,300
Repayment on long-term debt	(60,100)	(34,300)
Payments on obligations under long term leases	(20,600)	(46,500)
Net cash provided by (used in) financing activities	(203,900)	1,500

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(11,700)	(4,600)

NET CHANGE IN CASH	(288,800)	(1,100)

CASH, beginning of period	345,900	247,700

CASH, end of period	$57,100	$246,600

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,300	-
Interest	$217,200	$212,000
Non-cash investing and financing activities:
Seller financed equipment	$-	$41,800

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., ("the Company" or "MBC"), has operating subsidiaries, Releta Brewing Company, ("Releta"), and United Breweries International, Limited (UK), ("UBIUK"). In the United States, MBC and its subsidiary, Releta, operate two breweries that produce beer for the specialty "craft" segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The Company also owns and operates a brewpub and gift store located in Hopland, California. The majority of sales for Mendocino Brewing Company are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Lager in the US.

The Company's UK subsidiary, UBIUK, is a holding company for UBSN Limited. UBSN is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe. The distributorship is located in Faversham, Kent in the United Kingdom.

Principles of Consolidation

The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiaries, Releta Brewing Company, LLC, and UBIUK. All inter-company balances, profits and transactions have been eliminated.

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

Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2007 compared to what was previously disclosed in the Company's Annual Report on 10-K for the year ended December 31, 2006.

Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Other investments with maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. Deferred financing costs were $311,300, and the related accumulated amortization at March 31, 2007 was $49,000. Amortization of deferred financing costs charged to operations was $16,300 and $675 for the quarters ended March 31, 2007 and 2006, respectively. The Company will continue to amortize these fees until 2012. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. Substantially all of the Company's cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $8,800 in cash deposits and $5,858,600 of accounts receivable due from customers located in the United Kingdom as of March 31, 2007.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.

Stock-Based Compensation

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

During the three months ended March 31, 2007 and 2006, the Company did not grant any options or warrants. Additionally, as of January 1, 2006, all outstanding stock options were fully vested.

Basic and Diluted Earnings (Loss) per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share for 2006, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses. The computation of the dilutive effect of the Company's convertible notes for the three month period ended March 31, 2007 is shown in the table below.

	Three months ended
	3/31/2007	3/31/2006
Net income (loss)	187,100	(228,900)
Weighted average common shares outstanding	11,628,174	11,473,914
Basic net income (loss) per share	0.02	(0.02)
Diluted net income (loss) per share
Net Income (loss)	187,100	(228,900)
Interest expense on convertible notes payable	46,000	-
Income for purpose of computing diluted net income per share	233,100	-
Weight average common shares outstanding	11,628,174	-
Diluted stock option	-	--
Assumed conversion of convertible notes payable	1,852,960	--
Weight average common shares outstanding for the purpose of computing diluted net income (loss) per share	13,481,134	11,473,914
Diluted net income (loss) per share	0.02	(0.02)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

Diluted net loss per share for the three months ended March 31, 2006 does not include the effect of 240,385 common shares related to options (none of which were in-the-money with a weighted average exercise price of $0.52) because their effect is anti-dilutive. Diluted net loss per share for the three months ended March 31, 2006 also does not include the effect of 1,729,580 common shares related to the 10% Convertible Notes with an average conversion price of $1.50 per share.

Foreign Currency Translation

The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at March 31, 2007 and December 31, 2006, and the statements of operations were translated at the average exchange rates for each of the three months ended March 31, 2007 and 2006. Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity. Cash at UBIUK was translated at exchange rates in effect at March 31, 2007 and December 31, 2006, and its cash flows were translated at the average exchange rates for each of the three months ended March 31, 2007 and 2006. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

The components of other comprehensive income for the three months ended March 31, 2007 and 2006 are reflected as a separate item in the statement of operations.

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

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net losses or accumulated deficit.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in 2008. MBC is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

2. Liquidity and Management Plans

At March 31, 2007, the Company had cash and cash equivalents of $57,100, a working capital deficit of $2,419,000 and an accumulated deficit of $11,474,700. Additionally, the Company has a history of past losses as infrastructure costs were incurred in advance of obtaining customers.

Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through March 31, 2008, including obtaining a secured line of credit, reductions in discretionary expenditures, and additional debt financing. In 2006, the Company successfully obtained additional financing and repaid several debts and raised additional working capital. Management believes that these actions will enable the Company to meet its working capital needs through March 31, 2008.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	31-Mar-07	31-Dec-06
Raw Materials	$466,900	$481,900
Beer-in-process	204,200	199,600
Finished Goods	845,100	630,000
Merchandise	17,500	18,000
TOTAL	$1,533,700	$1,329,500

4. Line of Credit and Note Payable

In November 2006, Marquette Business Credit, Inc. provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2011. The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Relata's eligible inventory located in the US. This facility carries interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of March 31, 2007 was approximately $1,360,800.

The Company retains the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Company's Balance Sheets as Accounts receivable at March 31, 2007, are account balances totaling $1,689,200 of uncollected accounts receivables collateralized to the financial institution under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers. The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party within six months notice. The facility carries an interest rate of 1.38% above RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of March 31, 2007 was approximately $2,462,400.

5. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	2007	2006
Note to a financial institution, payable in monthly installments of $18,200, plus interest at one month LIBOR plus 5.25% with a balloon payment of $544,600 in June 2011; secured by substantially all assets of Releta Brewing Company and Mendocino Brewing Company, excluding real property at Ukiah.	$1,452,400	$1,506,900

Note to a financial institution, payable in monthly installments of $27,300 including interest at prime plus 1.75% with a balloon payment of approximately $2,867,900 in June 2011 (net of discount of $31,500).	2,950,700	2,956,300
	4,403,100	4,463,200

Less current maturities	244,100	236,500
	$4,159,000	$4,226,700

6. Notes to Related Party

Subordinated Convertible Notes Payable

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America (UBA) for a total value of $1,915,400, with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The UBA notes are convertible into common stock at $1.50 per share. The UBA notes were extended until June 2007. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette Business Credit, both maturing in June 2011. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the above-mentioned facilities are repaid. Accordingly, the entire amount due under the UBA notes is classified as a long term liability. The UBA notes include $864,000 and $818,000 of accrued interest at March 31, 2007 and December 31, 2006, respectively.

5% Notes Payable

Notes payable also include an unsecured loan from Shepherd Neame Limited to UBSN Limited payable in annual installments of $118,100 with interest at 5% per year beginning June 2003 and maturing June 2013. The amounts outstanding under this loan as of March 31, 2007 and December 31, 2006 were $708,700 and $705,100, respectively, including current maturities of $118,100 and $117,500 on those dates.

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

8. Related-Party Transactions

MBC and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these were a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. UBSN is a party to a brewing agreement and a loan agreement with Shepherd Neame Limited ("Shepherd Neame"). Additional information about these transactions may be found in the Company's annual report on Form 10-K for the year ended December 31, 2006.

The following table reflects the value of the transactions for the quarters ended March 31, 2007 and 2006 and the balances outstanding as of March 31, 2007 and 2006.

	2007	2006
Sales to Shepherd Neame	$841,100	$740,000
Purchases from Shepherd Neame	$3,641,100	$3,273,100
Expense reimbursement to Shepherd Neame	$257,500	$264,100
Interest expense associated with UBA convertible notes payable	$46,000	$42,200
Accounts payable to Shepherd Neame	$4,718,300	$3,766,100
Accounts receivable from Shepherd Neame	$729,700	$742,800

9. Stockholders' Equity

The following table summarizes equity transactions during the three months ended March 31, 2007.

	Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity
Balance, December 31, 2006	227,600	$ 227,600	11,628,174	$14,815,300	$ 124,400	$ (11,661,800)	$ 3,505,500

Net Income	-	-	-	-	-	187,100	187,100

Currency Translation Adjustment	-	-	-	-	(16,300)	-	(16,300)

Balance, March 31, 2007	227,600	$ 227,600	11,628,174	$14,815,300	$ 108,100	$ (11,474,700)	$ 3,676,300

The following table summarizes equity transactions during the three months ended March 31, 2006.

	Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity
Balance, December 31, 2005	227,600	$ 227,600	11,473,914	$14,747,300	$ 130,400	$ (10,231,200)	$ 4,874,100

Net Loss	-	-	-	-	-	(228,900)	(228,900)

Currency Translation Adjustment	-	-	-	-	(6,300)	-	(6,300))

Balance, March 31, 2006	227,600	$ 227,600	11,473,914	$14,747,300	$ 124,100	$ (10,460,100)	$ 4,638,900

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

The exercise price of incentive options was no less than the fair-market value of the Company's stock at the date the option was granted, while the exercise price of non-statutory options was no less than 85% of the fair-market value per share on the date of grant. Options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock had an exercise price of no less than 110% of the fair-market value of the Company's stock at the date of grant. During 2002, 240,385 non-statutory stock options with a five-year term were issued to the independent members of the Board of Directors at the market price on the date of grant. All options were exercisable at the date of grant and expired on January 3, 2007.

General Option Information

The following is a summary of changes to outstanding stock options during the three months ended March 31, 2007:

	Number of	Weighted Average
Options	Share Options	Exercise Price

Outstanding at December 31, 2006	240,385	$0.52
Granted	-	-
Exercised	-	-
Expired	(240,385)	$0.52
Outstanding at March 31, 2007	-	-

All the options outstanding at the beginning of the 2007 fiscal year expired on January 3, 2007.

As of March 31, 2007, there was no unrecognized compensation cost.

Valuation and Expense Information under SFAS 123(R)

There was no stock based compensation related to employee stock options for the three months ended March 31, 2007 and 2006. During the three months ended March 31, 2007, the Company did not issue any stock based compensation.

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

	Three months ended March 31, 2007
	Domestic Operations	European Territory	Retail Operations	Corporate & Others	Total
Net Sales	$2,999,300	$5,200,600	$58,200	$-	$8,258,100
Operating Profit/(Loss)	$216,900	$219,000	$10,900	$-	$446,800
Identifiable Assets	$12,869,100	$8,157,900	$61,100	$2,201,100	$23,289,200
Depreciation & Amortization	$130,000	$133,900	$1,100	$5,000	$270,000
Capital Expenditures	$-	$122,100	$-	$-	$122,100

	Three months ended March 31, 2006
	Domestic Operations	European Territory	Retail Operations	Corporate & Others	Total
Net Sales	$2,813,900	$4,420,500	$37,700	$-	$7,272,100
Operating Profit/(Loss)	$225,000	$(202,700)	$1,900	$-	$24,200
Identifiable Assets	$12,759,000	$7,961,000	$61,700	$2,058,000	$22,839,700
Depreciation & Amortization	$111,400	$112,600	$1,200	$8,100	$233,300
Capital Expenditures	$9,500	$120,200	$-	$-	$129,700

12. Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $26,800 as of March 31, 2007. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earning drops below approximately $1,950,000. Condensed financial information of the parent company, Mendocino Brewing Company, Inc. together with its other subsidiary, Releta Brewing Company is as follows:

	March 31, 2007	December 31, 2006
Assets	(unaudited)	(audited)
Cash	$48,300	$55,700
Accounts receivable	1,689,200	1,812,300
Inventories	1,533,700	1,329,500
Other current assets	113,700	209,100
Total current assets	3,384,900	3,406,600

Investment in UBI	1,225,000	1,225,000
Property and equipment	11,407,000	11,526,800
Other assets	339,400	349,900
Total assets	$16,356,300	$16,508,300

Liabilities and Stockholders' Equity
Line of credit and note payable	$1,360,800	$1,363,600
Accounts payable	1,266,300	1,333,000
Accrued liabilities	550,200	579,700
Current maturities of debt and leases	253,800	246,200
Total current liabilities	3,431,100	3,522,500

Intercompany payable to UBI	1,004,200	1,079,800
Long-term debt and capital leases	4,163,700	4,233,700
Notes payable to related party	2,779,400	2,733,400
Total liabilities	11,378,400	11,569,400

Stockholders' equity
Common stock	14,815,300	14,815,300
Preferred stock	227,600	227,600
Accumulated deficit	(10,065,000)	(10,104,000)
Total stockholders' equity	4,977,900	4,938,900
Total liabilities and stockholders' equity	$16,356,300	$16,508,300

12. Unrestricted Net Assets (continued)

Statements of Operations	Quarter ended March 31
	2007	2006
	(unaudited)	(unaudited)
Net sales	$3,057,500	$2,851,600
Cost of goods sold	2,146,800	1,964,200
Selling, marketing, and retail expenses	285,500	314,000
General and administrative expenses	420,700	372,100
Income from operations	204,500	201,300

Other income and (expense)	36,500	33,600
Interest expense	198,700	197,900
Provision for taxes	3,300	-
Net profit	$39,000	$37,000

Statements of Cash Flows	Quarter ended March 31
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities	$133,400	$121,900
Purchase of property and equipment	-	(9,500)
Net borrowing (repayment) on line of credit	(2,800)	34,800
Repayment on long term debt	(60,100)	(34,300)
Payment on obligation under capital lease	(2,300)	(28,800)
Net change in payable to UBI	(75,600)	(86,700)
Increase (decrease) in cash	(7,400)	(2,600)
Cash, beginning of period	55,700	11,500
Cash, end of period	$48,300	$8,900

13. Subsequent Events

On May 14, 2007, the Board of Directors of the Company approved the issuance of an aggregate of 363,512 shares of common stock of the Company to the Company's independent non-employee directors Messrs. Heldfond, Laybourn, Merchant, Palamand and Price in recognition of their services on the Company's Board of Directors and as compensation for their attendance at Board and Committee meetings held in 2006. Following this issuance, the Company has 11,991,686 shares of common stock outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report on Form 10-K for the year ended December 31, 2006.

In this Report, the term "the Company" and its variants is generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report, including but not limited to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for the Company's products; changes in demand for malt beverage products in different Company markets; changes in distributor relationships or performance; changes in customer preference for the Company's malt beverage products; regulatory or legislative changes; the impact of competition; changes in raw materials prices; availability of financing for operations; changes in interest rates; changes in the company's European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in the Company's Securities and Exchange Commission (the "Commission") filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and in general domestic and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Critical Accounting Policies

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the necessary estimates inherent in the preparation of financial statements. Estimates and assumptions include, but are not limited to, customer receivables, inventories, assets held for sale, fixed asset lives, contingencies and litigation. The Company has also chosen certain accounting policies when options were available, including the following:

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

Segment Information

Prior to 2001, the Company's business operations were exclusively located in the United States, where it was divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of United Breweries International (UK), Ltd. ("UBI") in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 62% and 60% of the Company's gross sales during the first quarter of 2007 and 2006 respectively, with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 38% and 40% during the first quarter of 2007 and 2006, respectively. With expanded wholesale distribution of beer and the closure of the restaurant at the Hopland facility, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

Seasonality

Sales of the Company's products are somewhat seasonal. Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both the Company's Domestic Territory and European Territory. In the Domestic Territory, sales volumes have been stronger during the second and third quarters and slower again during the fourth quarter, while in the European Territory the fourth quarter has generated the highest sales volume. The volume of sales in any given area may also be affected by local weather conditions. Because of the seasonality of the Company's business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Summary of Financial Results

The Company ended the first quarter of 2007 with a net profit of $187,100, as compared to a net loss of $228,900 for the same period in 2006. As set forth more fully under "Results of Operations," below, during the first quarter of 2007 the Company experienced an increase in net sales of $986,000 as compared to the first quarter of 2006. Costs of goods sold increased by $754,600, marketing costs decreased by $152,000, general and administrative costs decreased by $39,200, and interest expenses increased by $8,800, all of which contributed to the Company's results for the period.

Results of Operations

The following tables set forth certain items included in the Company's Statements of Operations, as a percentage of net sales, and certain items included in the Company's Balance Sheet. See the accompanying Financial Statements and Notes thereto.

	Three Months Ended March 31,
	2007	2006
Statements of Operations Data:
Sales	101.97%	102.15%
Less Excise taxes	1.97%	2.15%
Net Sales	100.00%	100.00%
Costs of Sales	69.85%	68.94%
Gross Profit	30.15%	31.06%
Marketing	13.40%	17.31%
General and Administrative Expense	11.34%	13.42%
Income from Operations	5.41%	0.33%
Miscellaneous (Income) / Expense	(0.08)%	(0.02)%
Interest Expense	3.19%	3.50%
Income (loss) before income taxes	2.30%	(3.15)%
Provision for income taxes	0.04%	-
Net income (loss)	2.26%	(3.15)%
Other Comprehensive Loss	(0.20)%	(0.09)%
Comprehensive Loss	2.06%	(3.24)%

	March 31,
	2007	2006
Balance Sheet Data:
Cash and Cash Equivalents	$57,100	$246,600
Working Capital	$(2,419,000)	$(3,213,600)
Property and Equipment	$13,325,500	$13,138,900
Total Other Assets	$344,100	$356,600
Total Assets	$23,289,200	$22,839,700
Long-term Debt (less current maturities)	$4,159,000	$2,278,000
Capital Lease (less current maturities)	$45,300	$144,500
Total Liabilities	$19,612,900	$18,200,800
Accumulated Deficit	$(11,474,700)	$(10,460,100)
Stockholder's equity	$3,676,300	$4,638,900

Net Sales

Overall net sales for the first quarter of 2007 were $8,258,100, an increase of $986,000, or 13.56%, compared to $7,272,100 for the first quarter of 2006.

Domestic Operations. Domestic net sales for first quarter of 2007 were $3,057,500 compared to $2,851,600 for the same period in 2006, an increase of $205,900, or 7.22%. The sales volume increased to 16,014 barrels in the first quarter of 2007 from 15,306 barrels in the first quarter of 2006, representing an increase of 708 barrels, or 4.63%. Of the numerical barrel increase, sales of the Company's brands decreased by 615 barrels, Kingfisher sales decreased by 193 barrels and sales of contract brands increased by 1,516 barrels.

European Territory: Net sales for the first quarter of 2007 were $5,200,600 (£ 2,660,100) compared to $4,420,500 (£2,520,800) during the corresponding period of 2006, an increase of $780,100, or 17.65% mainly due to exchange rate fluctuations. During the first quarter of 2007, UBSN sold 15,731 barrels compared to 15,401 barrels during the first quarter of 2006, an increase of 330 barrels or 2.14%. If measured on a constant exchange rate basis, net sales for the first quarter of 2007 would have increased 5.53% from the first quarter of 2006.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first quarter of 2007 was 69.85%, as compared to 68.94% during the corresponding period of 2006.

Domestic Operations: Cost of goods sold as a percentage of net sales in the Domestic Territory during the first quarter of 2007 was 70.21%, as compared to 68.88%, during the corresponding period of 2006, representing an increase of 1.33% mainly due to increases in the price of raw materials.

European Territory: Cost of goods sold as a percentage of net sales in the European Territory during the first quarter of 2007 was 70.08%, as compared to 69.56% during the corresponding period of 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

Gross Profit

As a result of the higher net sales described above, gross profit for the first quarter of 2007 increased to $2,490,200 from $2,258,800 during the corresponding period of 2006, representing an increase of $231,400 or 10.24%. As a percentage of net sales, gross profit during the first quarter of 2007 decreased to 30.15% as compared to 31.06% for the first quarter of 2006.

Operating Expenses

Operating expenses for the first quarter of 2007 were $2,043,400, a decrease of $191,200, or 8.56%, as compared to $2,234,600 for the corresponding period of the year 2006. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: The Company's marketing and distribution expenses consist of salesmen's salaries and commissions, advertising costs, product and sales promotion costs, travel expenses and related costs and the Company's tavern and tasting room expenses. Such expenses for the first quarter of 2007 were $1,106,500, as compared to $1,258,500 for the first quarter of 2006, representing a decrease of $152,000 or 12.08%. These expenses were equal to 13.40% of net sales for the first quarter of the year 2007, as compared to 17.31% in the first quarter of 2006.

Domestic Operations: Expenses for the first quarter of 2007 were $285,500 compared to $314,000 during the corresponding period of 2006, representing a decrease of $28,500 or 9.08%. As a percentage of net sales in the Domestic Territory, the expenses decreased to 9.34% during the first quarter of 2007, compared to 11.04% during the corresponding period of 2006. The reduction was due to reductions in promotional expenses.

European Territory: Expenses for the first quarter of 2007 were $821,000 compared to $944,500 during the corresponding period of 2006, representing a decrease of $123,500 or 13.07% mainly due to decreases in freight, advertising and promotional expenses. As a percentage of net sales in the United Kingdom, the expenses decreased to 15.79% during the first quarter of 2007 compared to 21.37% during the corresponding period of 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

General And Administrative Expenses: The Company's general and administrative expenses were $936,900 for the first quarter of 2007, representing a decrease of $39,200, or 4.02%, over $976,100 for the corresponding period in 2006. These expenses were equal to 11.34% of net sales for the first quarter of the year 2007, as compared to 13.42% in the first quarter of 2006.

Domestic Operations. Domestic general and administrative expenses were $420,700 for the first quarter of 2007, representing an increase of $48,600, or 13.06%, over $372,100 for the first quarter of 2006 mainly due to higher personnel costs due to salary increases.

European Territory. General and administrative expenses related to the European Territory were $516,200 for the first quarter of 2007, representing a decrease of $87,800, or 14.54%, as compared to $604,000 for the first quarter of 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The decreases were mainly due to decreases in personnel costs due to reductions in headcount.

Other Expenses

Other expenses for the first quarter of 2007 totaled $256,400, representing an increase of $3,300 or 1.3% when compared to the first quarter of 2006 mainly due to an increase in interest expenses as a result of the Company's increased borrowings.

Income Taxes

The Company recorded a provision of $3,300 for income taxes associated with its domestic operations during the first quarter of 2007. No provision for income taxes was recorded by the Company during the corresponding period of 2006.

Net Profit

The Company's net profit for the first quarter of 2007 was $187,100, as compared to a net loss of $228,900 for the first quarter of 2006. After providing for a negative foreign currency translation adjustment of $16,300 during the first quarter of 2007 (as compared to a negative adjustment of $6,300 for the same period in 2006), the comprehensive profit for the first quarter of 2007 was $170,800, compared to a loss of $235,200 for the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at the Ukiah and Saratoga Springs facilities has continued to place demands on the Company's working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital. The Company is a party to several loans, lines of credit, other credit facilities, and lease agreements. The Company is currently making timely payments of its debt and lease commitments as they fall due. Any breach of a loan or lease which actually leads to default, or to an attempt by a creditor to exercise its rights in the Company's tangible or intangible assets, could potentially make it difficult, at least in the short term, for the Company to continue its operations.

BFI LOAN AND LINE OF CREDIT

Effective May 5, 2005, the Company obtained a secured lending facility from BFI Business Finance (BFI). The Company's borrowings were secured by the underlying trade receivables and inventory. The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 80% of the qualified net amounts of such receivables of MBC and 70% of the qualified net amounts of such receivables of Releta, and 50% of MBC's and Releta's eligible inventory located in the US. On December 31, 2005 BFI advanced the Company $200,000 under a promissory note repayable in 30 weekly installments. On April 5, 2006 BFI advanced the Company approximately $289,900 under another promissory note repayable in 39 weekly installments. The entire outstanding amount due to BFI under these facilities was repaid by the Company in November 2006 out of the proceeds of a new loan from Marquette Business Credit, Inc.

MARQUETTE BUSINESS CREDIT LINE OF CREDIT

In November 2006, Marquette Business Credit, Inc. provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory which terminates in June 2011. The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Relata's eligible inventory located in the US. This facility accrues interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding the real property of Releta and MBC. The amount outstanding on this line of credit as of March 31, 2007 was approximately $1,360,800.

MASTER LINE OF CREDIT. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit with a principal amount of up to $1,600,000. The Company and UBA have executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the UBA Notes for a period ending on June 30, 2007.

As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of March 31, 2007 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $864,000, for a total of $2,779,400.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of March 31, 2007, the outstanding principal and interest on the notes was convertible into 1,852,960 shares of the Company's Common Stock. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

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

The UBA Notes are subordinated to credit facilities extended to the Company by Grand Pacific Financing Corporation and Marquette Business Credit under subordination agreements executed by UBA. As per the terms of the subordination agreements, UBA is precluded from demanding repayment of the notes due unless the Grand Pacific Financing Corporation and Marquette Business Credit facilities are settled in full. Hence the Company does not expect to make payments on any of the UBA Notes within the next year.

LONG TERM DEBT: MBC obtained a $2.7 million loan from Savings Bank of Mendocino County ("SBMC"), secured by a first priority deed of trust on the Ukiah land, fixtures, and improvements. The loan was payable in partially amortizing monthly installments of $24,443 including interest at the rate of 7.24%, maturing December 2012 with a balloon payment in the amount of $932,600. The interest rate was adjustable on every five year anniversary of the agreement to the Treasury Constant Maturity Rate plus 4.17%. The amount of the balloon payment varied depending on the change in interest rates over the term of the loan. In addition to the Ukiah land and facility, this loan was secured by certain other assets of the Company (other than the Releta facility), including, without limitation, most of the Company's equipment. This loan was fully settled on July 3, 2006 out of the proceeds of the loan with Grand Pacific.

GRAND PACIFIC FINANCING CORPORATION LOAN: On July 3, 2006, MBC obtained a $3.0 million loan from Grand Pacific, secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements. The loan is payable in partially amortizing monthly installments of $27,261  including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing June 28, 2011 with a balloon payment. The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan. MBC used the proceeds of the loan to repay in full all the then outstanding loans owed to SBMC. Grand Pacific also collects on a monthly basis an amount of approximately $10,554 towards property taxes payable on the Ukiah property and pays such taxes when they become due.

MARQUETTE BUSINESS CREDIT INC. FACILITY: On November 21, 2006, Marquette Business Credit Inc. ("MBCI") extended a total facility of $4,925,000 with a maturity date of June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan. The rate of interest on the term loan and capital expenditure loan is the one-month LIBOR rate published in the Wall Street Journal plus a margin of $5.25% and on the revolving facility is one-month LIBOR rate published in the Wall Street Journal plus a margin of $4.25%. The facility is subject to certain financial covenants including prescribed minimum fixed charges coverage, maintaining prescribed minimum tangible net worth and minimum earning before interest, depreciation and taxes. The facility also has a prepayment penalty if settled prior to the maturity date. The facility is secured by substantially all of the Company's assets located in the United States excluding real property and fixtures located at the Company's property in Ukiah, California.

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

ROYAL BANK OF SCOTLAND FACILITY: Royal Bank of Scotland ("RBS") provided UBSN with a £1,750,000 maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable. UBSN utilized the proceeds of this facility to settle a credit facility with Nedbank Limited, a South African registered company, on April 26, 2005. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon six months' written notice.

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

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 10.07% for the first quarter of 2007 and 10.58% for the corresponding period in 2006. For loans primarily associated with the Company's European territory, the weighted average rate paid was 6.33% for the first quarter of 2007 and 6.1% for the corresponding period in 2006.

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

CURRENT RATIO: The Company's ratio of current assets to current liabilities on March 31, 2007 was 0.80 to 1.0 and its ratio of total assets to total liabilities was 1.19 to 1.0. On March 31, 2006, the Company's ratio of current assets to current liabilities was 0.74 to 1.0 and its ratio of total assets to total liabilities was 1.25 to 1.0.

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

RESTRICTED NET ASSETS: The Company's wholly-owned subsidiary, UBI, has undistributed earnings of approximately $26,800 as of March 31, 2007. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately $1,950,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has some interest-related market risk due to floating interest rate debt totaling $8,257,800 as of March 31, 2007.

Interest Rate Risk

The Company had total debt as of March 31, 2007 of $8,966,500 of which $8,257,800 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 1.75% or LIBOR plus 4.25% or LIBOR plus 5.25%). The Company's long-term debt (including current portion) as of March 31, 2007 totaled $5,143,300, of which $708,700 had fixed rates of interest and the balance of $4,434,600 were subject to variable rates. $3,823,200 of the Company's short term debt is subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $82,600 in interest expense on the Company's variable rate loans.

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

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2007, the Board of Directors of the Company approved the issuance of an aggregate of 363,512 shares of the Company's unregistered common stock to certain of the Company's independent non-employee directors in recognition of services provided to the Board by such directors and as compensation, pursuant to the terms of the Company's Directors' Compensation Plan, for their attendance at Board and Committee meetings held during 2006. The Company believes that the issuance of the aforementioned shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because of the limited number of recipients, the significant business experience and financial sophistication of each of the recipients, and the intimate knowledge and familiarity with the Company's business possessed by such directors.

Item 6. Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.

Exhibit Number		Description of Document
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33	(N)	Employment Agreement with Yashpal Singh.
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and UBSN, Ltd.

Exhibit Number		Description of Document
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.

Exhibit Number		Description of Document
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
14.1	(V)	Code of Ethics

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.

(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	The Company's Annual Report on Form 10-K for the year ended December 31, 2006

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c) Excluded Financial Statements. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: May 15, 2007	By:	/s/ Yashpal Singh
Yashpal Singh President and Chief Executive Officer

Dated: May 15, 2007	By:	/s/ N. Mahadevan
N. Mahadevan Chief Financial Officer and Secretary