Form 10-Q
period 2007-06-30
MENDOCINO BREWING CO INC
filed 2007-08-14
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from       to

Commission file number 1-13636

Mendocino Brewing Company, Inc.
(Exact name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	68-0318293 (IRS Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of August 14, 2007 is 11,991,686.

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2007	2006
Assets	(unaudited)	(audited)
Current Assets
Cash	$167,700	$345,900
Accounts receivable, net of allowance for doubtful
accounts of $214,600 and $60,500, respectively	8,041,700	7,903,100
Inventories	1,291,100	1,329,500
Prepaid expenses	694,500	671,400
Total Current Assets	10,195,000	10,249,900

Property and Equipment	13,259,800	13,446,000

Other Assets
Deposits and other assets	336,200	302,300
Intangibles net of amortization	50,800	53,900
Total Other Assets	387,000	356,200
Total Assets	$23,841,800	$24,052,100

Liabilities and Stockholders' Equity
Current Liabilities
Secured lines of credit	$4,667,800	$3,934,300
Accounts payable	6,192,700	7,164,300
Accrued liabilities	1,498,200	1,397,600
Current maturities of notes to related parties	120,400	117,500
Current maturities of obligations under long-term debt	245,700	236,500
Current maturities of obligations under capital leases	81,200	83,100
Total Current Liabilities	12,806,000	12,933,300

Long-Term Liabilities
Notes to related parties including accrued
interest of $910,600 and $818,000, respectively	3,307,500	3,321,000
Long term debt, less current maturities	4,099,300	4,226,700
Obligations under capital lease less current maturities	19,500	65,600
Total Long-Term Liabilities	7,426,300	7,613,300

Total Liabilities	20,232,300	20,546,600

Stockholders' Equity
Preferred stock, Series A, no par value, with aggregate liquidation preference of $227,600;10,000,000 shares authorized,
227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value: 30,000,000 shares authorized,
11,991,686 and 11,628,174 shares issued and outstanding	14,902,300	14,815,300
Accumulated comprehensive income	75,600	124,400
Accumulated deficit	(11,596,000)	(11,661,800)
Total Stockholders' Equity	3,609,500	3,505,500

Total Liabilities and Stockholders' Equity	$23,841,800	$24,052,100

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED June 30		SIX MONTHS ENDED June 30
	2007	2006	2007	2006
Sales	$9,664,700	$8,504,200	$18,085,100	$15,932,300
Excise taxes	199,700	175,600	362,000	331,600
Net sales	9,465,000	8,328,600	17,723,100	15,600,700
Cost of goods sold	6,694,400	5,846,900	12,462,300	10,860,200
Gross profit	2,770,600	2,481,700	5,260,800	4,740,500
Operating expenses
Marketing and distribution	1,491,900	1,104,700	2,598,400	2,363,200
General and administrative	1,140,500	1,562,100	2,077,400	2,538,200
Total operating expenses	2,632,400	2,666,800	4,675,800	4,901,400
Income (loss) from operations	138,200	(185,100)	585,000	(160,900)
Other income (expense)
Other income	15,300	14,200	22,100	16,600
Profit (Loss) on sale of equipment	(4,300)	--	(4,300)	(1,100)
Interest expense	(267,400)	(285,200)	(530,600)	(539,600)
Total other expenses	(256,400)	(271,000)	(512,800)	(524,100)
Income (loss) before income taxes	(118,200)	(456,100)	72,200	(685,000)
Provision for income taxes	3,100	400	6,400	400
Net income (loss)	$(121,300)	$(456,500)	$65,800	$(685,400)
Other comprehensive (loss), net of tax Foreign Currency Translation Adjustment	(32,500)	(37,100)	(48,800)	(43,400)
Comprehensive income (loss)	$(153,800)	$(493,600)	$17,000	$(728,800)
Net income (loss) per common share - basic and diluted	(0.01)	(0.04)	0.01	(0.06)
Weighted average common shares outstanding basic and diluted	11,809,930	11,473,914	11,719,052	11,473,914

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)	$65,800	$(685,400)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	541,500	471,200
Allowance for doubtful accounts	154,100	554,300
Loss on sale of assets	4,300	1,100
Interest accrued on related party notes	92,600	87,100
Stock issued for services	55,000	--
Changes in:
Accounts receivable	(139,700)	(517,700)
Inventories	38,400	(118,800)
Prepaid expenses	(13,200)	(181,000)
Deposits and other assets	(78,300)	(28,800)
Accounts payable	(1,096,400)	503,800
Accrued liabilities	115,000	(13,600)
Net cash used in operating activities:	(260,900)	72,200

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, and leasehold improvements	(293,100)	(287,300)
Proceeds from sale of fixed assets	5,500	3,600
Net cash used in investing activities:	(287,600)	(283,700)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on line of credit	662,500	548,100
Repayment on long-term debt	(236,400)	(320,200)
Payments on obligation under capital leases	(40,100)	(82,900)
Net cash used in financing activities:	386,000	145,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(15,700)	(5,700)
NET CHANGE IN CASH	(178,200)	(72,200)
CASH, beginning of period	345,900	247,700
CASH, end of period	$167,700	$175,500
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$438,000	$452,500
Income taxes	$6,400	$400
Non-cash investing and financing activity
Seller Financed equipment	$--	$90,900

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., (the "Company" or "MBC"), has operating subsidiaries, Releta Brewing Company, ("Releta"), and United Breweries International, Limited (UK), ("UBIUK"). In the United States, MBC and its subsidiary, Releta, operate two breweries that produce beer for the specialty "craft" segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The Company also owns and operates a brewpub and gift store located in Hopland, California. The majority of sales for Mendocino Brewing Company are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Lager in the US.

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

Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company's accounting policies during the six months ended June 30, 2007 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 except for the adoption of FIN 48, “Accounting for uncertainty in Income Taxes”.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. Deferred financing costs were $311,300, and the related accumulated amortization at June 30, 2007 was $65,000. Amortization of deferred financing costs charged to operations was $32,700 and $1,400 for the six months ended June 30, 2007 and 2006, respectively. The Company will continue to amortize these fees until 2011. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. Substantially all of the Company's cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $75,100 in cash deposits and $5,616,800 of accounts receivable due from customers located in the United Kingdom as of June 30, 2007.

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

During the six months ended June 30, 2007 and 2006, the Company did not grant any options or warrants. Additionally, as of January 1, 2006, all outstanding stock options were fully vested.

Basic and Diluted Earnings (Loss) per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic net income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by weighted average number of common shares and dilutive potential common shares outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share for the three and six months period ended June 30, 2007 and 2006:

	Three months ended					Six months ended
	6/30/2007			6/30/2006		6/30/2007		6/30/2006
Net income (loss)		$(121,300)		(456,500)			$65,800	(685,400)
Weighted average common shares outstanding		11,809,930		11,473,914			11,719,052	11,473,914
Incremental shares from assumed exercise of dilutive securities		-		-			-	-
Dilutive potential common shares		11,809,930		11,473,914			11,719,052	11,473,914
Net earnings per share Basic Diluted	$ $	(0.01 (0.01	) )	(0.04 (0.04	) )	$ $	0.01 0.01	(0.06 (0.06	) )

The following securities were not included in the computation of diluted net earnings per share as their effect would have been anti dilutive:

	Three months ended		Six months ended
	6/30/2007	6/30/2006	6/30/2007	6/30/2006
Option to purchase common stock	-	240,385	-	240,385
Subordinated convertible notes	1,883,999	1,729,580	1,883,999	1,759,500

Foreign Currency Translation

The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at June 30, 2007 and December 31, 2006, and the statements of operations were translated at the average exchange rates for each of the six months ended June 30, 2007 and 2006. Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity. Cash at UBIUK was translated at exchange rates in effect at June 30, 2007 and December 31, 2006, and its cash flows were translated at the average exchange rates for each of the six months ended June 30, 2007 and 2006. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

The components of other comprehensive income for the three months and six months ended June 30, 2007 and 2006 are reflected as a separate item in the statement of operations.

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

Recent Accounting Pronouncements

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings.  This issue is effective for annual periods beginning after September 15, 2007.  Also in June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities."  EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company has evaluated the potential impact of these issues and anticipates that they will have no material impact on the Company's financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2. Liquidity and Management Plans

At June 30, 2007, the Company had cash and cash equivalents of $167,700, a working capital deficit of $2,611,000 and an accumulated deficit of $11,596,000. Additionally, the Company has a history of past losses as infrastructure costs were incurred in advance of obtaining customers.

Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through June 30, 2008, including obtaining a secured line of credit, reducing discretionary expenditures, and obtaining additional debt financing. During fiscal year 2006, the Company obtained additional debt financing and repaid certain indebtedness and raised additional working capital. Management believes that these actions combined with increased sales will enable the Company to meet its working capital needs through June 30, 2008.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	30-Jun-07	31-Dec-06
Raw Materials	$479,200	$481,900
Beer-in-process	259,400	199,600
Finished Goods	532,400	630,000
Merchandise	20,100	18,000
TOTAL	$1,291,100	$1,329,500

4. Line of Credit and Note Payable

In November 2006, Marquette Business Credit, Inc. provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2011. The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Relata's eligible inventory located in the US. This facility carries interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of June 30, 2007 was approximately $1,563,100.

The Company retains the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Company's Balance Sheets as Accounts receivable at June 30, 2007, are account balances totaling $2,200,400 of uncollected accounts receivables collateralized to the financial institution under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's customers in the United Kingdom. The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party within six months notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of June 30, 2007 was approximately $3,104,700.

5. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	2007	2006
Note to a financial institution, payable in monthly installments of $18,200, plus interest at one month LIBOR plus 5.25% with a balloon payment of $544,600 in June 2011; secured by substantially all of the assets of Releta Brewing Company and Mendocino Brewing Company, excluding real property at Ukiah.	$1,397,900	$1,506,900

Note to a financial institution, payable in monthly installments of $27,300 including interest at the prime rate plus 1.75% with a balloon payment of approximately $2,867,900 in June 2011 (net of discount of $29,600).	2,947,100	2,956,300
	4,345,000	4,463,200

Less current maturities	245,700	236,500
	$4,099,300	$4,226,700

6. Notes to Related Party

Subordinated Convertible Notes Payable

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America (UBA) for a total value of $1,915,400, with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The UBA notes have accrued interest of $910,600 and $818,000 as at June 30, 2007 and December 31, 2006, respectively. The UBA notes are convertible into common stock at $1.50 per share. The UBA notes were extended until June 2008. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette Business Credit, both maturing in June 2011. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the above-mentioned facilities are repaid. Accordingly, the entire amount due under the UBA notes is classified as a long term liability.

5% Notes Payable

Notes payable also include an unsecured loan from Shepherd Neame Limited to UBSN Limited payable in annual installments of $118,100 with interest at 5% per year beginning June 2003 and maturing June 2013. The amounts outstanding under this loan as of June 30, 2007 and December 31, 2006 were $601,900 and $705,100, respectively, including current maturities of $120,400 and $117,500 on those dates.

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

The following table reflects the value of the transactions for the six months ended June 30, 2007 and 2006 and the balances outstanding as of June 30, 2007 and 2006.

	2007	2006
Sales to Shepherd Neame	$2,124,100	$1,573,600
Purchases from Shepherd Neame	$9,110,700	$6,886,100
Expense reimbursement to Shepherd Neame	$624,000	$481,700
Interest expense associated with UBA convertible notes payable	$92,600	$87,100
Accounts payable to Shepherd Neame	$4,612,400	$4,236,700
Accounts receivable from Shepherd Neame	$509,600	$632,500

9. Stockholders' Equity

The following table summarizes equity transactions during the six months ended June 30, 2007.

Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated	Total
Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity

Balance, December 31, 2006	227,600	$ 227,600	11,628,174	$14,815,300	$ 124,400	$ (11,661,800)	$ 3,505,500
Stock issued for accrued compensation			113,512	32,000			32,000
Stock issued for services			250,000	55,000			55,000
Net Income	-	-	-	-	-	65,800	65,800

Currency Translation Adjustment	-	-	-	-	(48,800)	-	(48,800)

Balance, June 30, 2007	227,600	$ 227,600	11,991,686	$14,902,300	$ 75,600	$ (11,596,000)	$ 3,609,500

The following table summarizes equity transactions during the six months ended June 30, 2006.

Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated	Total
Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity
Balance, December 31, 2005	227,600	$ 227,600	11,473,914	$14,747,300	$ 130,400	$ (10,231,200)	$ 4,874,100

Net Loss	-	-	-	-	-	(685,400)	(685,400)

Currency Translation Adjustment	-	-	-	-	(43,400)	-	(43,400))

Balance, June 30, 2006	227,600	$ 227,600	11,473,914	$14,747,300	$ 87,000	$ (10,916,600)	$ 4,145,300

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

General Option Information

The following is a summary of changes to outstanding stock options during the six months ended June 30, 2007:

	Number of	Weighted Average
Options	Share Options	Exercise Price

Outstanding at December 31, 2006	240,385	$0.52
Granted	-	-
Exercised	-	-
Expired	(240,385)	$0.52
Outstanding at June 30, 2007	-	-

All the options outstanding at the beginning of the 2007 fiscal year expired on January 3, 2007.

As of June 30, 2007, there was no unrecognized compensation cost.

Valuation and Expense Information under SFAS 123(R)

On May 14, 2007, the Company issued 113,512 shares of common stock valued at $0.28 per share for a total value of $32,000 against accrued compensation for the year 2006 and 250,000 shares of common stock valued at $0.22 per share for a total value of $55,000 as directors compensation for the year 2007. The trading price of the Company’s stock as of the date of issue was $0.22. The amount is included as a component of general and administrative expenses.

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

	Six months ended June 30, 2007
	Domestic Operations	European Territory	Retail Operations	Corporate & Others	Total
Sales	$7,080,100	$10,870,600	$134,400	$-	$18,085,100
Operating Profit/(Loss)	$457,600	$95,900	$31,500	$-	$585,000
Identifiable Assets	$12,524,200	$8,268,300	$63,700	$2,985,600	$23,841,800
Depreciation & Amortization	$256,200	$272,900	$2,100	$10,300	$541,500
Capital Expenditures	$16,400	$276,700	$-	$-	$293,100

	Six months ended June 30, 2006
	Domestic Operations	European Territory	Retail Operations	Corporate & Others	Total
Sales	$6,250,400	$9,591,300	$90,600	$-	$15,932,300
Operating Profit/(Loss)	$468,300	$(640,400)	$11,200	$-	$(160,900)
Identifiable Assets	$12,737,000	$7,976,200	$62,100	$2,470,100	$23,245,400
Depreciation & Amortization	$220,100	$234,800	$2,300	$14,000	$471,200
Capital Expenditures	$91,600	$286,600	$-	$-	$378,200

12. Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBI, has undistributed losses of approximately $178,200 as of June 30, 2007. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earnings drops below approximately $2,000,000. Condensed financial information of the parent company, Mendocino Brewing Company, Inc. together with its other subsidiary, Releta Brewing Company is as follows:

	June 30, 2007 (unaudited)	December 31, 2006 (audited)
Assets
Cash	$92,600	$55,700
Accounts receivable	2,200,400	1,812,300
Inventories	1,291,100	1,329,500
Other current assets	298,300	209,100
Total current assets	3,882,400	3,406,600

Investment in UBI	1,225,000	1,225,000
Property and equipment	11,307,300	11,526,800
Other assets	383,800	349,900
Total assets	$16,798,500	$16,508,300

Liabilities and Stockholders' Equity
Line of credit and note payable	$1,563,100	$1,363,600
Accounts payable	1,187,600	1,333,000
Accrued liabilities	790,700	579,700
Current maturities of debt and leases	257,700	246,200
Total current liabilities	3,799,100	3,522,500

Inter-company payable to UBI	928,000	1,079,800
Long-term debt and capital leases	4,099,300	4,233,700
Notes payable to related party	2,826,000	2,733,400
Total liabilities	11,652,400	11,569,400

Stockholders' equity
Common stock	14,902,300	14,815,300
Preferred stock	227,600	227,600
Accumulated deficit	(9,983,800)	(10,104,000)
Total stockholders' equity	5,146,100	4,938,900
Total liabilities and stockholders' equity	$16,798,500	$16,508,300

12. Unrestricted Net Assets (continued)

Statements of Operations	Quarter ended June 30		Six months ended June 30
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,795,000	$3,157,800	$6,852,500	$6,009,400
Cost of goods sold	2,706,900	2,178,700	4,853,700	4,142,900
Selling, marketing, and retail expenses	343,100	294,100	628,600	608,100
General and administrative expenses	506,600	456,800	927,300	828,900
Income from operations	238,400	228,200	442,900	429,500

Other (income)	(45,800)	(44,200)	(82,300)	(77,800)
Interest expense	199,900	206,900	398,600	404,800
Provision for taxes	3,100	400	6,400	-
	$81,200	$65,100	$120,200	$102,500

Statements of Cash Flows	Six months ended June 30
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities	$125,800	$201,200
Purchase of property and equipment	(16,400)	(91,600)
Proceeds from sale of fixed assets	2,700	-
Net borrowing (repayment) on line of credit	199,500	317,900
Repayment on long term debt	(118,200)	(212,800)
Payment on obligation under capital lease	(4,700)	(47,500)
Net change in payable to UBI	(151,800)	(161,300)
Increase (decrease) in cash	36,900	5,900
Cash, beginning of period	55,700	11,500
Cash, end of period	$92,600	$17,400

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results for the six months and three months ended June 30, 2007, compared to the six months and three months ended June 30, 2006, financial condition and liquidity/cash flows of the Company for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report on Form 10-K for the year ended December 31, 2006.

In this Report, the term "the Company" and its variants is generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report, including but not limited to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are made. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for the Company's products; changes in demand for malt beverage products in different Company markets; changes in distributor relationships or performance; changes in customer preference for the Company's malt beverage products; regulatory or legislative changes; the impact of competition; changes in raw materials prices; availability of financing for operations; changes in interest rates; changes in the company's European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in the Company's Securities and Exchange Commission (the "Commission") filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and in general domestic and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Segment Information

Prior to 2001, the Company's business operations were exclusively located in the United States, where it was divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of United Breweries International (UK), Ltd. ("UBI") in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 60% of the Company's gross sales during the first six months of the year 2007 as well as 2006, with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 40% during the first six months of the year 2007 and 2006, respectively. With expanded wholesale distribution of beer and the closure of the restaurant at the Hopland facility, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

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

Summary of Financial Results

The Company ended the first six months of 2007 with a net profit of $65,800, as compared to a net loss of $685,400 for the same period in 2006. As set forth more fully under "Results of Operations" below, during the first six months of 2007 the Company experienced an increase in net sales of $2,122,400 as compared to the same period in 2006. Costs of goods sold increased by $1,602,100, marketing costs increased by $235,200, general and administrative costs decreased by $460,800, and interest expenses increased by $9,000, all of which contributed to the Company's results for the period.

Results of Operations

The following tables set forth certain items included in the Company's Statements of Operations, as a percentage of net sales, and certain items included in the Company's Balance Sheet. For additional information see the accompanying Financial Statements and Notes thereto.

Statements of Operations Data:	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	%	%	%	%
Sales	102.1	102.1	102.1	102.1
Less Excise taxes	2.1	2.1	2.1	2.1
Net Sales	100.0	100.0	100.0	100.0
Costs of Sales	70.7	70.2	70.3	69.6
Gross Profit	29.3	29.8	29.7	30.4
Marketing	15.8	13.3	14.7	15.1
General and Administrative Expense	12.1	18.7	11.7	16.3
Profit (Loss) from Operations	1.4	(2.2)	3.3	(1.0)
Other Income / (Expense)	0.1	0.2	0.1	0.1
Interest Expense	(2.8)	(3.4)	(3.0)	(3.5)
Income/(Loss) before income taxes	(1.3)	(5.4)	0.4	(4.4)
Provision for income taxes	0.00	0.00	0.00	0.00
Net income / (Loss)	(1.3)	(5.4)	0.4	(4.4)
Other Comprehensive Income / (loss)	(0.3)	(0.4)	(0.3)	(0.3)
Comprehensive income / (Loss)	(1.6)	(5.9)	0.1	(4.7)

	Six Months Ended June 30,
	2007	2006
Balance Sheet Data:	$	$
Cash and Cash Equivalents	167,700	175,500
Working Capital	(2,611,000)	(3,989,400)
Property and Equipment	13,259,800	13,207,600
Deposits and Other Assets	387,000	364,600
Total Assets	23,841,800	23,245,400
Long-term Debt (less current maturities)	4,099,300	2,096,900
Capital Lease (less current maturities)	19,500	146,500
Note payable to related parties (less current maturities)	3,307,500	3,194,100
Total Liabilities	20,232,300	19,100,100
Accumulated Deficit	(11,596,000)	(10,916,600)
Stockholder's equity	3,609,500	4,145,300

Three Months Ended June 30, 2007 Compared To
Three Months Ended June 30, 2006

Net Sales

Overall net sales for the second quarter of 2007 were $9,465,000, an increase of $1,136,400, or 13.6%, compared to $8,328,600 for the second quarter of 2006. The increase was mainly due to increased sales volume and increased selling prices.

Domestic Operations: Net sales for the second quarter of 2007 were $3,795,000 compared to $3,157,800 for the same period in 2006, an increase of $637,200, or 20.2%. Sales volume increased to 20,486 barrels in the second quarter of 2007 from 16,755 barrels in the second quarter of 2006, a net increase of 3,731 barrels, or 22.3%. The increase was mainly due to an increase of 3,161 barrels of contract brands. Sales of the Company’s domestic brands increased by 733 barrels, however, sales of Kingfisher brands decreased by 163 barrels.

European Territory: Net sales for the second quarter of 2007 were $5,670,000 (GBP 2,856,200) compared to $5,170,800 (GBP 2,836,900) during the corresponding period of 2006, an increase of $499,200, or 9.7%. During the second quarter of 2007, UBSN sold 16,536 barrels, compared to 17,153 barrels during the second quarter of 2006, representing a decrease of 617 barrels, or 3.6%. Exchange rate fluctuations increased the financial effect of the Company's growth in sales in its European Territory. When measured from period to period exclusively in Pounds Sterling (which is the basic currency of account for the European Territory), the Company's net sales in its European Territory increased by 0.7%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the second quarter of 2007 was 70.7%, as compared to 70.2% during the corresponding period of 2006.

Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the second quarter of 2007 was 71.3%, as compared to 69% during the corresponding period of 2006. This increase was mainly due to increases in the costs of raw materials and packaging materials.

European Territory: Cost of goods sold as a percentage of net sales in the United Kingdom during the second quarter of 2007 was 70.7%, as compared to 71.4% during the corresponding period in 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

Gross Profit

As a result of the higher sales described above, gross profit for the second quarter of 2007 increased to $2,770,600, from $2,481,700 during the corresponding period of 2006, representing an increase of $288,900 or 11.6%. As a percentage of net sales, gross profit during the second quarter of 2007 decreased to 29.3% from 29.8% for the second quarter of 2006.

Operating Expenses

Operating expenses for the second quarter of the year 2007 were $2,632,400, a decrease of $34,400, or 1.3%, as compared to $2,666,800 for the corresponding period of the year 2006. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: The Company's marketing and distribution expenses for the second quarter of 2007 were $1,491,900, as compared to $1,104,700 for the second quarter of 2006, representing an increase of $387,200 or 35.1%.

Domestic Operations: Expenses for the second quarter of 2007 were $343,100 compared to $294,100 during the corresponding period of 2006, representing an increase of $49,000 or 16.7%. As a percentage of net sales in the United States, the expenses decreased to 9% during the second quarter of 2007, compared to 9.3% during the corresponding period of 2006. The increase was mainly due to increases in salary expenses and travel costs resulting from increases to headcount during the year 2007 and increased promotional expenses.

European Territory: Expenses for the second quarter of 2007 were $1,148,800 compared to $810,600 during the corresponding period of 2006, (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation) representing an increase of $338,200 or 41.7%. As a percentage of net sales in the United Kingdom, the expenses increased to 20.3% during the second quarter of 2007 compared to 15.7% during the corresponding period of 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase resulted mainly from higher freight costs due to fuel price increases, higher sales commissions and salary increases to the Company's sales force.

General And Administrative Expenses: The Company's general and administrative expenses were $1,140,500 for the second quarter of the year 2007, representing a decrease of $421,600 or 27%, compared to $1,562,100 for the corresponding period in 2006.

Domestic Operations. Domestic general and administrative expenses were $506,600 for the second quarter of the year 2007, representing an increase of $49,800, or 10.9%, from $456,800 for the second quarter of the year 2006. The increase was primarily due to higher compensation expenses to directors due to increased meetings and a one time issue of stock compensation in lieu of options.

European Territory. General and administrative expenses related to the European Territory were $633,900 for the second quarter of the year 2007, representing a decrease of $471,400 or 42.6%, compared to general and administrative expenses of $1,105,300 for the second quarter of the year 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The decrease was mainly due to a significant decrease against the provision for bad debts during the second quarter of the year 2007 compared to the corresponding period in the previous year and a reduction in personnel costs due to temporary headcount reductions.

Other Expenses

Other expenses for the second quarter of 2007 totaled $256,400, representing a decrease of $14,600, or 5.4%, when compared to the second quarter of 2006 due to reduced interest expenses.

Income Taxes

The Company has a provision for income taxes of $3,100 for the second quarter of 2007, compared to $400 for the second quarter of 2006. The provision for taxes relates to the estimated amount of taxes that will be imposed by taxing authorities in the United States.

Net Profit / Loss

The Company's net loss for the second quarter of 2007 was $121,300, as compared to net loss of $456,500 for the second quarter of 2006. After providing for a negative foreign currency translation adjustment of $32,500 during the second quarter of 2007 (as compared to a negative currency translation adjustment of $37,100 for the same period in 2006), the comprehensive loss for the second quarter of 2007 was $153,800, compared to a net loss of $493,600 for the same period in 2006.

Six Months Ended June 30, 2007 Compared To
Six Months Ended June 30, 2006

Net Sales

Overall net sales for the first six months of the year 2007 were $17,723,100, an increase of $2,122,400, or 13.6%, compared to $15,600,700 for the same period in 2006.

Domestic Operations: Domestic net sales for first six months of the year 2007 were $6,852,500 compared to $6,009,400 for the same period in 2006, an increase of $843,100 or 14%. The sales volume increased to 36,500 barrels during the first six months of the year 2007 from 32,061 barrels in the first six months of the year 2006, representing an increase of 4,439 barrels or 13.8%. Sales of the Company’s brands increased by 118 barrels, sales of the Kingfisher brands decreased by 356 barrels, and sales of contract brands increased by 4,677 barrels.

European Territory: Net sales for the first six months of the year 2007 were $10,870,600 (GBP 5,516,400) compared to $9,591,300 (GBP 5,357,700) during the corresponding period of 2006, an increase of $1,279,300 or 13.3%. During the first six months of the year 2007, UBSN sold 32,267 barrels compared to 32,554 barrels during the first six months of the year 2006, a decrease of 287 barrels, or 0.9%. Exchange rate fluctuations when measured in United States dollars increased the growth percentage as compared to last year. Hence, when the net sales results are compared in Pounds Sterling, there is an increase of 3%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first six months of the year 2007 was 70.3%, as compared to 69.6% during the corresponding period of 2006.

Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the first six months of the year 2007 was 70.8%, as compared to 68.9%, during the corresponding period of 2006, representing an increase as a percentage of net sales of 1.9% which was mainly due to an increase in the costs of raw materials and packaging materials.

European Territory: Cost of goods sold as a percentage of net sales in the United Kingdom during the first six months of the year 2007 was 70.4%, as compared to 70.6% during the corresponding period in 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

Gross Profit

As a result of the higher net sales described above, gross profit for the first six months of the year 2007 increased to $5,260,800, from $4,740,500 during the corresponding period of 2006, representing an increase of $520,300 or 11%. As a percentage of net sales, gross profits during the first six months of 2007 decreased to 29.7% compared to 30.4% during the corresponding period in 2006.

Operating Expenses

Operating expenses for the first six months of the year 2007 were $4,675,800, a decrease of $225,600, or 4.6%, as compared to $4,901,400 for the corresponding period of the year 2006. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: The Company's marketing and distribution expenses for the first six months of the year 2007 were $2,598,400, as compared to $2,363,200 for the same period in 2006, representing a decrease of $235,200 or 10%.

Domestic Operations: Expenses for the first six months of the year 2007 were $628,600 compared to $608,100 during the corresponding period of 2006, representing an increase of $20,500 or 3.4%. As a percentage of net sales in the United States, these expenses decreased to 9.2% during the first six months of the year 2007, compared to 10.1% during the corresponding period of 2006. The increase was mainly due to higher promotional expenses.

European Territory: Expenses for the first six months of the year 2007 were $1,969,800 compared to $1,755,100 during the corresponding period of 2006, representing an increase of $214,700 or 12.2%. As a percentage of net sales in the United Kingdom, the expenses increased to 18.1% during the first six months of the year 2007 compared to 18.3% during the corresponding period of 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). The increase was mainly due to higher freight costs associated with increases in fuel prices, higher sales commissions and salary increases to the Company's sales force.

General And Administrative Expenses: The Company's general and administrative expenses were $2,077,400 for the first six months of the year 2007, representing a decrease of $460,800 or 18.2%, compared to $2,538,200 for the corresponding period in 2006.

Domestic Operations. Domestic general and administrative expenses were $927,300 for the first six months of the year 2007, representing an increase of $98,400, or 11.9%, compared to $828,900 for the same period in 2006. The increase was primarily due to higher compensation expenses to directors due to increased meetings and one time issue of stock compensation in lieu of options.

European Territory. General and administrative expenses related to the European Territory were $1,150,100 for the first six months of the year 2007, representing a decrease of $559,200 or 32.7%, as compared to $1,709,300 for the same period in 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). These decreases were mainly due to a significantly lower provision against bad debts for the first six months of the year 2007 compared to the corresponding period in the previous year and reductions in personnel costs due to temporary reductions in headcount.

Other Expenses

Other expenses for the first six months of the year 2007 totaled $512,800 representing a decrease of $11,300 or 2.2% when compared to the same period in 2006 due to reduced interest expenses.

Income Taxes

The Company has a provision for income taxes of $6,400 for the first six months of the year 2007 compared to a provision of $400 for the corresponding period in 2006. The provision for taxes is related to the estimated amount of taxes that will be imposed by taxing authorities in the United States.

Net Income / Loss

The Company's net income for the first six months of the year 2007 was $65,800, as compared to net loss of $685,400 for the first six months of the year 2006. After providing for a negative foreign currency translation adjustment of $48,800 during the first six months of 2007 (as compared to a negative adjustment of $43,400 for the same period in 2006), the comprehensive income for the first six months of the year 2007 was $17,000, compared to a loss of $728,800 for the same period in 2006.

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

MARQUETTE BUSINESS CREDIT LINE OF CREDIT

In November 2006, Marquette Business Credit, Inc. provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory which terminates in June 2011. The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Relata's eligible inventory located in the US. This facility accrues interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding under this line of credit as of June 30, 2007 was approximately $1,563,100.

MASTER LINE OF CREDIT. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit with a principal amount of up to $1,600,000. The Company and UBA have executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the UBA Notes for a period ending on June 30, 2008.

As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of June 30, 2007 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $910,600, for a total of $2,826,000.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of June 30, 2007, the outstanding principal and interest on the notes was convertible into 1,884,000 shares of the Company's Common Stock. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

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

The UBA Notes are subordinated to credit facilities extended to the Company by Grand Pacific Financing Corporation and Marquette Business Credit under subordination agreements executed by UBA. As per the terms of the subordination agreements, UBA is precluded from demanding repayment of the UBA Notes unless the Grand Pacific Financing Corporation and Marquette Business Credit facilities are settled in full. Hence the Company does not expect to make payments on any of the UBA Notes within the next year.

GRAND PACIFIC FINANCING CORPORATION LOAN: On July 3, 2006, MBC obtained a $3.0 million loan from Grand Pacific Financing Corporation ("Grand Pacific"), secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements. The loan is payable in partially amortizing monthly installments of $27,261  including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing June 28, 2011 with a balloon payment. The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan. MBC used the proceeds of the loan to repay in full all the then outstanding loans owed to the Savings Bank of Mendocino County. Grand Pacific also collects on a monthly basis approximately $10,554 towards property taxes payable on the Ukiah property and pays such taxes when they become due.

MARQUETTE BUSINESS CREDIT INC. FACILITY: On November 21, 2006, Marquette Business Credit Inc. ("MBCI") extended a total facility of $4,925,000 with a maturity date of June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan. The rate of interest on the term loan and capital expenditure loan is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 5.25% and on the revolving facility is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 4.25%. The facility is subject to certain financial covenants including prescribed minimum fixed charges coverage, maintaining prescribed minimum tangible net worth and minimum earnings before interest, depreciation and taxes. The facility also has a prepayment penalty if settled prior to the maturity date. The facility is secured by substantially all of the Company's assets located in the United States excluding real property and fixtures located at the Company's property in Ukiah, California.

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

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 10.09% for the first six months of 2007 and 10.89% for the corresponding period in 2006. For loans primarily associated with the Company's European territory, the weighted average rate paid was 6.56% for the first six months of 2007 and 6.02% for the corresponding period in 2006.

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

CURRENT RATIO: The Company's ratio of current assets to current liabilities on June 30, 2007 was 0.80 to 1.0 and its ratio of total assets to total liabilities was 1.18 to 1.0. On June 30, 2006, the Company’s ratio of current assets to current liabilities was 0.71 to 1.0 and its ratio of total assets to total liabilities was 1.22 to 1.0.

RESTRICTED NET ASSETS: The Company's wholly-owned subsidiary, UBI, has undistributed losses of approximately $178,200 as of June 30, 2007. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately $2,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has some interest-related market risk due to floating interest rate debt totaling $10,957,800 as of June 30, 2007.

Interest Rate Risk

The Company had total debt as of June 30, 2007 of $11,559,700 of which $10,957,800 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 1.75% or LIBOR plus 4.25% or LIBOR plus 5.25%). The Company's long-term debt (including current portion) as of June 30, 2007 totaled $6,891,900, of which $601,900 had fixed rates of interest and the balance of $6,290,000 were subject to variable rates. $4,667,800 of the Company's short term debt is subject to variable rates. At current borrowing levels, an increase of 1% in the prime and LIBOR rates would result in an annual increase of $109,600 in interest expense on the Company's variable rate loans.

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

PART II OTHER INFORMATION

Item 4. Submission of matters to a vote of security holders

MBC held its 2007 Annual Meeting of Shareholders on June 21, 2007. At that meeting, MBC's shareholders voted to elect all seven of the Board's nominees for Director. The votes cast for each of the nominees were as follows. There were no broker non-votes; ballots for a total of 1,097,857 shares were not cast with respect to any candidate.

Director's Name	Votes for	Withheld

Dr. Vijay Mallya	10,488,596	41,721

H. Michael Laybourn	10,505,371	24,946

Jerome G. Merchant	10,490,646	39,671

Scott R. Heldfond	10,505,671	24,646

Sury Rao Palamand	10,488,596	41,721

Kent D. Price	10,503,821	26,496

Yashpal Singh	10,488,096	42,221

In addition, the Shareholders voted to ratify the selection of PMB Helin Donovan LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008. 10,492,815 votes were cast for such action, 8,552 votes were cast against such action and there were 28,950 broker non-votes.

Item 5. Other Information

MBC and United Breweries of America Inc. entered into agreements, effective June 30, 2007, to extend the maturity date of the UBA Notes until June 30, 2008.

Item 6. Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33	(N)	Employment Agreement with Yashpal Singh.
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.

Exhibit Number		Description of Document
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.

Exhibit Number		Description of Document
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
14.1	(V)	Code of Ethics

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.

(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	The Company's Annual Report on Form 10-K for the year ended December 31, 2006

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

10.89	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2007.

10.90	Third Amendment to Convertible Promissory Note, effective June 30, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c) Excluded Financial Statements. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: August14, 2007	By:	/s/ Yashpal Singh
Yashpal Singh President and Chief Executive Officer

MENDOCINO BREWING COMPANY, INC.

Dated: August14, 2007	By:	/s/ N. Mahadevan
N. Mahadevan Chief Financial Officer and Secretary