Form 10-Q
period 2007-09-30
MENDOCINO BREWING CO INC
filed 2007-11-14
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(707) 463-2627
(Registrant's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer see definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

The number of shares of the issuer's common stock outstanding as of November 13, 2007 is 11,991,686.

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
Assets	(unaudited)	(audited)
Current Assets
Cash	$484,400	$345,900
Accounts receivable, net of allowance for doubtful
accounts of $256,500 and $60,500, respectively	8,365,400	7,903,100
Inventories	1,199,500	1,329,500
Prepaid expenses	605,500	671,400
Total Current Assets	10,654,800	10,249,900

Property and Equipment (Net of Accumulated Depreciation)	13,265,200	13,446,000

Other Assets
Deposits and other assets	419,700	302,300
Intangibles (net of amortization)	49,200	53,900
Total Other Assets	468,900	356,200
Total Assets	$24,388,900	$24,052,100

Liabilities and Stockholders' Equity
Current Liabilities
Secured lines of credit	$4,125,100	$3,934,300
Accounts payable	7,205,300	7,164,300
Accrued liabilities	1,599,600	1,397,600
Current maturities of notes to related parties	122,300	117,500
Current maturities of obligations under long-term debt	245,700	236,500
Current maturities of obligations under capital leases	86,300	83,100
Total Current Liabilities	13,384,300	12,933,300

Long-Term Liabilities
Notes to related parties including accrued
interest of $957,400 and $818,000, respectively	3,362,100	3,321,000
Long term debt, less current maturities	4,040,900	4,226,700
Obligations under capital lease less current maturities	61,000	65,600
Total Long-Term Liabilities	7,464,000	7,613,300

Total Liabilities	20,848,300	20,546,600

Stockholders' Equity
Preferred stock, Series A, no par value, with aggregate liquidation preference of $227,600;10,000,000 shares authorized,
227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value: 30,000,000 shares authorized,
11,991,686 and 11,628,174 shares issued and outstanding	14,902,300	14,815,300
Accumulated comprehensive income	44,100	124,400
Accumulated deficit	(11,633,400)	(11,661,800)
Total Stockholders' Equity	3,540,600	3,505,500

Total Liabilities and Stockholders' Equity	$24,388,900	$24,052,100

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED September 30		NINE MONTHS ENDED September 30
	2007	2006	2007	2006
Sales	$10,268,600	$8,398,400	$28,353,700	$24,330,700
Excise taxes	242,800	176,700	604,800	508,300
Net sales	10,025,800	8,221,700	27,748,900	23,822,400
Cost of goods sold	7,220,200	5,736,700	19,682,500	16,596,900
Gross profit	2,805,600	2,485,000	8,066,400	7,225,500
Operating expenses
Marketing and distribution	1,452,000	1,259,100	4,050,400	3,622,300
General and administrative	1,109,200	1,015,300	3,186,600	3,553,500
Total operating expenses	2,561,200	2,274,400	7,237,000	7,175,800
Income (loss) from operations	244,400	210,600	829,400	49,700
Other income (expense)
Other income	12,200	9,900	34,300	26,500
Profit (Loss) on sale of equipment	(22,400)	6,800	(26,700)	5,700
Interest expense	(271,000)	(275,200)	(801,600)	(814,800)
Total other expenses	(281,200)	(258,500)	(794,000)	(782,600)
Income (loss) before income taxes	(36,800)	(47,900)	35,400	(732,900)
Provision for income taxes	600	2,100	7,000	2,500
Net income (loss)	$(37,400)	$(50,000)	$28,400	$(735,400)
Other comprehensive (loss), net of tax Foreign Currency Translation Adjustment	(31,500)	(14,300)	(80,300)	(57,700)
Comprehensive (loss)	$(68,900)	$(64,300)	$(51,900)	$(793,100)
Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.06)
Weighted average common shares outstanding basic and diluted	11,991,686	11,473,914	11,809,930	11,473,914

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Loss)	$28,400		$(735,400)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	807,500		732,800
Allowance for doubtful accounts	188,900		664,200
Loss on sale of assets	26,700		(5,700)
Interest accrued on related party notes	139,300		134,100
Stock issued for services	55,000		--
Changes in:
Accounts receivable	(414,900)		(788,300)
Inventories	130,000		(193,400)
Prepaid expenses	81,600		(163,700)
Deposits and other assets	(142,600)		(166,200)
Accounts payable	(193,200)		907,800
Accrued liabilities	200,300		(132,300)
Net cash provided by operating activities:	907,000		253,900
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, and leasehold improvements	(451,200)		(567,300)
Proceeds from sale of fixed assets	21,800		17,400
Net cash provided by (used in) investing activities:	(429,400)		(549,900)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on line of credit	76,100		437,500
Borrowing on short term note payable			350,000
Repayment of short term note payable			(576,200)
Borrowing on long term debt			3,000,000
Repayment on long-term debt	(295,900)		(2,712,900)
Payments on obligation under capital leases	(107,500)		(169,600)
Net cash provided by (used in) financing activities:	(327,300)		328,800
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,800)		(9,900)
NET CHANGE IN CASH	138,500		22,900
CASH, beginning of period	345,900		247,700
CASH, end of period	$484,400	$	_270,600
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$662,300		$680,700
Income taxes	$7,000		$2,500
Non-cash investing and financing activity
Seller Financed equipment	$100,600		$170,700

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., ("the Company" or "MBC"), has two operating subsidiaries: Releta Brewing Company, LLC ("Releta"), and United Breweries International, Limited (UK), ("UBI"). In the United States, MBC and Releta, operate two breweries that produce beer for the specialty "craft" segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The Company also owns and operates a brewpub and gift store located in Hopland, California. The majority of sales for Mendocino Brewing Company are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands. MBC holds a non-exclusive license to distribute Kingfisher Lager in the United States.

The Company's UK subsidiary, UBI, is a holding company for UBSN Limited (UBSN). UBSN is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe. The distributorship is located in Faversham, Kent in the United Kingdom.

Principles of Consolidation

The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiaries, Releta and UBI. All inter-company balances, profits and transactions have been eliminated.

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

Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company's accounting policies during the nine months ended September 30, 2007 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, except for the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes”.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. Deferred financing costs were $311,300, and the related accumulated amortization at September 30, 2007 was $66,300. Amortization of deferred financing costs charged to operations was $38,500 and $25,100 for the nine months ended September 30, 2007 and 2006, respectively. The Company will continue to amortize these fees until 2011. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. Substantially all of the Company's cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $118,400 in cash deposits and $6,346,500 of accounts receivable due from customers located in the United Kingdom as of September 30, 2007.

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

During the nine months ended September 30, 2007 and 2006, respectively, the Company did not grant any options or warrants. Additionally, as of January 1, 2006, all outstanding stock options were fully vested.

Basic and Diluted Earnings (Loss) per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic net income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share for the three and nine month periods ended September 30, 2007 and 2006, respectively:

	Three months ended					Nine months ended
	9/30/2007			9/30/2006		9/30/2007		9/30/2006
Net income (loss)		$(37,400)		(50,000)			$28,400	(735,400)
Weighted average common shares outstanding		11,991,686		11,473,914			11,809,930	11,473,914
Incremental shares from assumed exercise of dilutive securities		-		-			-	-
Dilutive potential common shares		11,991,686		11,473,914			11,809,930	11,473,914
Net earnings per share Basic Diluted	$ $	(0.00 (0.00	) )	(0.00 (0.00	) )	$ $	0.00 0.00	(0.06 (0.06	) )

The following securities were not included in the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	Three months ended		Nine months ended
	9/30/2007	9/30/2006	9/30/2007	9/30/2006
Option to purchase common stock	-	240,385	-	240,385
Subordinated convertible notes	1,915,153	1,790,881	1,915,153	1,790,881

Foreign Currency Translation

The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at September 30, 2007 and December 31, 2006, respectively and the statements of operations were translated at the average exchange rates for each of the nine months ended September 30, 2007 and 2006, respectively. Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity. Cash at UBIUK was translated at exchange rates in effect at September 30, 2007 and December 31, 2006, respectively and its cash flows were translated at the average exchange rates for each of the nine months ended September 30, 2007 and 2006, respectively. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

The components of other comprehensive income for the three months and nine months ended September 30, 2007 and 2006, respectively are reflected as a separate item in the statements of operations.

Reportable Segments

The Company manages its operations through three business segments: brewing operations, tavern and tasting room operations (domestic) and distributor operations (international). The international business segment sells the Company's products outside the United States.

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

Recent Accounting Pronouncements

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 provides for the recognition and classification of deferred taxes associated with dividends or dividend equivalents on nonvested equity shares or nonvested equity share units (including restricted stock units (RSUs)) that are paid to employees and charged to retained earnings.  This issue is effective for annual periods beginning after September 15, 2007.  Also in June 2007, the EITF ratified EITF Issue No. 07-3, "Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities."  EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This issue is effective for fiscal years beginning after December 15, 2007. The Company has evaluated the potential impact of these issues and anticipates that they will not have a material impact on its financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2. Liquidity and Management Plans

At September 30, 2007, the Company had cash and cash equivalents of $484,400, a working capital deficit of $2,729,500 and an accumulated deficit of $11,633,400. Additionally, the Company has a history of past losses as infrastructure costs were incurred in advance of obtaining customer revenues.

Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through September 30, 2008, including obtaining a secured line of credit, reducing discretionary expenditures, and obtaining additional debt financing. In 2006, the Company obtained additional debt financing and repaid certain outstanding indebtedness. Management believes that these actions combined with increased sales will enable the Company to meet its working capital needs through September 30, 2008.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	30-Sep-07	31-Dec-06
Raw Materials	$543,600	$481,900
Beer-in-process	221,900	199,600
Finished Goods	410,000	630,000
Merchandise	24,000	18,000
TOTAL	$1,199,500	$1,329,500

4. Line of Credit and Note Payable

In November 2006, Marquette Business Credit, Inc. ("Marquette") provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2011. The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Relata's eligible inventory located in the US. This facility carries interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of September 30, 2007 was approximately $1,076,000.

The Company retains the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Company's Balance Sheets as accounts receivable at September 30, 2007, are account balances totaling $2,036,800 of uncollected accounts receivables collateralized to Marquette under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers. The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party with six months prior notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of September 30, 2007 was approximately $3,049,100.

5. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	September 30, 2007	December 31, 2006
Note to a financial institution, payable in monthly installments of $18,200, plus interest at one month LIBOR plus 5.25% with a balloon payment of $544,600 in June 2011; secured by substantially all assets of Releta Brewing Company and Mendocino Brewing Company, excluding real property at Ukiah.	$1,343,500	$1,506,900

Note to a financial institution, payable in monthly installments of $27,300 including interest at prime plus 1.75% with a balloon payment of approximately $2,867,900 in June 2011 (net of discount of $27,700 and $35,100).	2,943,100	2,956,300
	4,286,600	4,463,200

Less current maturities	245,700	236,500
	$4,040,900	$4,226,700

6. Notes to A Related Party

Subordinated Convertible Notes Payable

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America ("UBA") with a total value of $1,915,400, with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The UBA notes have accrued interest of $957,400 and $818,000 as at September 30, 2007 and December 31, 2006, respectively. The UBA notes are convertible into common stock at $1.50 per share. The UBA notes were extended until June 2008. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette Business Credit, Inc. both maturing in June 2011. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the above-mentioned facilities are repaid. Accordingly, the entire amount due under the UBA notes is classified as a long term liability.

5% Notes Payable

Notes payable also includes an unsecured loan from Shepherd Neame Limited to UBSN Limited payable in annual installments of approximately $122,300 with interest at 5% per year beginning June 2003 and maturing June 2013. The amounts outstanding under this loan as of September 30, 2007 and December 31, 2006 were $611,700 and $705,100, respectively, including current maturities of $122,300 and $117,500 on those dates.

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

Keg Management Agreement

In September 2004, the Company renewed the keg management agreement with MicroStar Keg Management, LLC ("MicroStar"). Under this arrangement, MicroStar is the exclusive keg provider for the Company and for such service pays a service fee ranging between $5 and $15, depending on the territory. The agreement is effective for five years ending in September 2009. If the agreement is terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. The Company expects to continue this relationship.

8. Related-Party Transactions

MBC and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Such agreements include a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. UBSN is a party to a brewing agreement and a loan agreement with Shepherd Neame Limited ("Shepherd Neame"). Additional information about these transactions may be found in the Company's annual report on Form 10-K for the year ended December 31, 2006.

The following table reflects the value of the transactions for the nine months ended September 30, 2007 and 2006, respectively and the balances outstanding as of September 30, 2007 and 2006, respectively.

	2007	2006
Sales to Shepherd Neame	$3,142,700	$2,292,000
Purchases from Shepherd Neame	$12,046,500	$12,328,100
Expense reimbursement to Shepherd Neame	$936,300	$827,300
Interest expense associated with UBA convertible notes payable	$139,300	$134,100
Accounts payable to Shepherd Neame	$5,474,600	$4,729,300
Accounts receivable from Shepherd Neame	$789,500	$598,500

9. Stockholders' Equity

The following table summarizes equity transactions during the nine months ended September 30, 2007.

	Series A Preferred Stock		Common Stock		Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2006	227,600	$227,600	11,628,174	$14,815,300	$124,400	$(11,661,800)	$3,505,500
Stock issued for accrued compensation			113,512	32,000			32,000
Stock issued for services			250,000	55,000			55,000
Net Income	-	-	-	-	-	28,400	28,400

Currency Translation Adjustment	-	-	-	-	(80,300)	-	(80,300)

Balance, September 30, 2007	227,600	$227,600	11,991,686	$14,902,300	$44,100	$(11,633,400)	$3,540,600

The following table summarizes equity transactions during the nine months ended September 30, 2006.

	Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity

Balance, December 31, 2005	227,600	$227,600	11,473,914	$14,747,300	$130,400	$(10,231,200)	$4,874,100

Net Loss	-	-	-	-	-	(735,400)	(735,400)

Currency Translation Adjustment	-	-	-	-	(57,700)	-	(57,700)

Balance, September 30, 2006	227,600	$227,600	11,473,914	$14,747,300	$72,700	$(10,966,600)	$4,081,000

Independent outside members of the Board of Directors are compensated for attending Board of Directors and committee meetings.

Preferred Stock

Ten million shares of preferred stock have been authorized, of which 227,600 are designated as Series A preferred stock. Series A shareholders are entitled to receive cash dividends and/or liquidation proceeds equal, in the aggregate, to $1.00 per share before any cash dividends are paid on the common stock or any other series of preferred stock. When the entire Series A dividend/liquidation proceeds have been paid, the Series A shares are automatically canceled and will cease to be outstanding. Only a complete corporate dissolution will cause a liquidation preference to be paid.

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

General Option Information

The following is a summary of changes to outstanding stock options during the nine months ended September 30, 2007:

	Number of	Weighted Average
Options	Share Options	Exercise Price

Outstanding at December 31, 2006	240,385	$0.52
Granted	-	-
Exercised	-	-
Expired	(240,385)	$0.52
Outstanding at September 30, 2007	-	-

All the options outstanding at the beginning of the 2007 fiscal year expired on January 3, 2007.

As of September 30, 2007, there was no unrecognized compensation cost.

Valuation and Expense Information under SFAS 123(R)

On May 14, 2007, the Company issued 113,512 shares valued at $0.28 per share for a total value of $32,000 against accrued compensation for the year 2006. The Company also issued 250,000 shares to directors valued at $0.22 per share for a total value of $55,000 as compensation for the year 2007 and included the amount as a component of general and administrative expenses. The trading price of the Company’s stock as of the date of issue was $0.22.

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

	Nine months ended September 30, 2007
	Domestic Operations	European Territory	Retail Operations	Corporate & Others	Total
Sales	$11,122,000	$17,013,200	$218,500	$-	$28,353,700
Operating Profit	$739,200	$36,600	$53,600	$-	$829,400
Identifiable Assets	$12,331,900	$9,164,300	$67,600	$2,825,100	$24,388,900
Depreciation & Amortization	$369,600	$419,200	$3,100	$15,600	$807,500
Capital Expenditures	$33,500	$518,300	$-	$-	$551,800

	Nine months ended September 30, 2006
	Domestic Operations	European Territory	Retail Operations	Corporate & Others	Total
Sales	$9,575,200	$14,597,200	$158,300	$-	$24,330,700
Operating Profit/(Loss)	$865,400	$(844,100)	$28,400	$-	$49,700
Identifiable Assets	$12,845,900	$8,467,400	$58,900	$2,524,700	$23,896,900
Depreciation & Amortization	$238,200	$353,000	$3,500	$21,100	$615,800
Capital Expenditures	$248,500	$489,500	$-	$-	$738,000

12. Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBI, has undistributed losses of approximately $345,000 as of September 30, 2007. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earnings drop below approximately $2,000,000. Condensed financial information of the parent company, Mendocino Brewing Company, Inc. together with its other subsidiary, Releta Brewing Company is as follows:

	September 30, 2007 (unaudited)	December 31, 2006 (audited)
Assets
Cash	$53,500	$55,700
Accounts receivable	2,036,800	1,812,300
Inventories	1,199,500	1,329,500
Other current assets	257,000	209,100
Total current assets	3,546,800	3,406,600

Investment in UBI	1,225,000	1,225,000
Property and equipment	11,210,500	11,526,800
Other assets	467,300	349,900
Total assets	$16,449,600	$16,508,300

Liabilities and Stockholders' Equity
Line of credit and note payable	$1,076,000	$1,363,600
Accounts payable	1,332,000	1,333,000
Accrued liabilities	743,000	579,700
Current maturities of debt and leases	255,100	246,200
Total current liabilities	3,406,100	3,522,500

Inter-company payable to UBI	856,200	1,079,800
Long-term debt and capital leases	4,040,900	4,233,700
Notes payable to related party	2,872,700	2,733,400
Total liabilities	11,175,900	11,569,400

Stockholders' equity
Common stock	14,902,300	14,815,300
Preferred stock	227,600	227,600
Accumulated deficit	(9,856,200)	(10,104,000)
Total stockholders' equity	5,273,700	4,938,900
Total liabilities and stockholders' equity	$16,449,600	$16,508,300

12. Unrestricted Net Assets (continued)

Statements of Operations	Quarter ended September 30		Nine months ended September 30
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,883,200	$3,215,800	$10,735,700	$9,225,200
Cost of goods sold	2,855,600	2,162,900	7,709,300	6,305,800
Selling, marketing, and retail expenses	332,500	320,600	961,100	928,700
General and administrative expenses	418,500	342,700	1,345,800	1,171,600
Income from operations	276,600	389,600	719,500	819,100

Other (income)	(40,700)	(50,700)	(123,000)	(128,500)
Interest expense	189,100	215,800	587,700	620,600
Provision for taxes	600	2,100	7,000	2,500
	$127,600	$222,400	$247,800	$324,500

Statements of Cash Flows	Nine months ended September 30
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities	$723,700	$311,700
Purchase of property and equipment	(33,500)	(181,200)
Proceeds from sale of fixed assets	2,700	11,000
Net borrowing (repayment) on line of credit	(287,600)	(191,700)
Borrowing on long term debt	--	3,000,000
Repayment on long term debt	(176,600)	(2,603,800)
Payment on obligation under capital lease	(7,300)	(98,000)
Net change in payable to UBI	(223,600)	(235,600)
Increase (decrease) in cash	(2,200)	12,400
Cash, beginning of period	55,700	11,500
Cash, end of period	$53,500	$23,900

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results for the nine months and three months ended September 30, 2007, compared to the nine months and three months ended September 30, 2006, and the financial condition and liquidity/cash flows of the Company for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Segment Information

Prior to 2001, the Company's business operations were exclusively located in the United States, where it was divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of United Breweries International (UK), Ltd. ("UBI") in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 60% of the Company's gross sales during the first nine months of the years 2007 and 2006, respectively, with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 40% during the first nine months of the years 2007 and 2006, respectively. With expanded wholesale distribution of beer and the closure of the restaurant at the Hopland facility, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

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

Summary of Financial Results

The Company ended the first nine months of 2007 with a net profit of $28,400, as compared to a net loss of $735,400 for the same period in 2006. As set forth more fully under "Results of Operations," below, during the first nine months of 2007 the Company experienced an increase in net sales of $3,926,500 as compared to the same period in 2006. Costs of goods sold increased by $3,085,600, marketing costs increased by $428,100, general and administrative costs decreased by $366,900, and interest expenses decreased by $13,200, all of which contributed to the Company's results for the period.

Results of Operations

The following tables set forth certain items included in the Company's Statements of Operations, as a percentage of net sales, and certain items included in the Company's Balance Sheet. See the accompanying Financial Statements and Notes thereto.

Statements of Operations Data:	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	%	%	%	%
Sales	102.4	102.2	102.2	102.1
Less Excise taxes	2.4	2.2	2.2	2.1
Net Sales	100.0	100.0	100.0	100.0
Costs of Sales	72.0	69.8	70.3	70.9
Gross Profit	28.0	30.2	29.7	29.1
Marketing	14.5	15.3	14.7	14.6
General and Administrative Expense	11.1	12.4	11.7	11.5
Profit (Loss) from Operations	2.4	2.5	3.3	3.0
Other Income / (Expense)	(0.1)	0.2	0.1	0.0
Interest Expense	(2.7)	(3.3)	(3.0)	(2.9)
Income/(Loss) before income taxes	(0.4)	(0.6)	0.4	0.1
Provision for income taxes	0.0	0.0	0.00	0.00
Net income / (Loss)	(0.4)	(0.6)	0.4	0.1
Other Comprehensive Income / (loss)	(0.3)	(0.2)	(0.3)	0.0
Comprehensive income / (Loss)	(0.7)	(0.8)	0.1	0.1

	Nine Months Ended September 30,
	2007	2006
Balance Sheet Data:	$	$
Cash and Cash Equivalents	484,400	270,600
Working Capital	(2,729,500)	(3,353,100)
Property and Equipment	13,265,200	13,339,800
Deposits and Other Assets	468,900	444,600
Total Assets	24,388,900	23,896,900
Long-term Debt (less current maturities)	4,040,900	2,968,900
Capital Lease (less current maturities)	61,000	133,600
Note payable to related parties (less current maturities)	3,362,100	3,247,800
Total Liabilities	20,848,300	19,815,900
Accumulated Deficit	(11,633,400)	(10,966,600)
Stockholder's equity	3,540,600	4,081,000

Three Months Ended September 30, 2007 Compared To
Three Months Ended September 30, 2006

Net Sales

Overall net sales for the third quarter of 2007 were $10,025,800, an increase of $1,804,100, or 21.9%, compared to $8,221,700 for the third quarter of 2006. The increase was mainly due to higher sales volume and increased prices, partly offset by increased discounts.

Domestic Operations: Net sales for the third quarter of 2007 were $3,883,200 compared to $3,215,800 for the same period in 2006, an increase of $667,400, or 20.8% mainly due to higher sales volume. The sales volume increased to 22,701 barrels in the third quarter of 2007 from 17,453 barrels in third quarter of 2006; a net increase of 5,248 barrels, or 30.1%. Of the increase, sales of the Company’s own brands increased by 676 barrels or 5.7%, sales of the Kingfisher brand increased by 202 barrels or 8.9% and sales of contract brands increased by 4,370 barrels or 129.3%.

European Territory: Net sales for the third quarter of 2007 were $6,142,600 (Pounds Sterling £ 3,043,300) compared to $5,005,900 (Pounds Sterling £ 2,671,200) during the corresponding period of 2006, an increase of $1,136,700, or 22.7%. During the third quarter of 2007, UBSN sold 17,799 barrels, compared to 16,705 barrels during the third quarter of 2006, representing an increase of 1,094 barrels, or 6.5%. When measured from period to period exclusively in Pounds Sterling (which is the basic currency of account for the European Territory), the Company’s net sales in its European Territory increased by 13.9%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the third quarter of 2007 was 72%, as compared to 69.8% during the corresponding period of 2006, mainly due to increased costs in the European Territory.

Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the third quarter of 2007 was 73.5%, as compared to 67.3% during the corresponding period of 2006. This increase is mainly due to significant increases in the sale of contract brands which have higher cost of goods as a percentage of net sales, and increases in costs of raw materials, packaging materials, and wages.

European Territory: Cost of goods sold as a percentage of net sales in the United Kingdom during the third quarter of 2007 was 71.5%, as compared to 71.9% during the corresponding period of 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

Gross Profit

Gross profit for the third quarter of 2007 increased to $2,805,600, from $2,485,000 during the corresponding period of 2006, representing an increase of $320,600 or 12.9%. As a percentage of net sales, the gross profit during the third quarter of 2007 decreased to 28% from 30.2% for the third quarter of 2006.

Operating Expenses

Operating expenses for the third quarter of the year 2007 were $2,561,200, an increase of $286,800, or 12.6%, as compared to $2,274,400 for the corresponding period of the year 2006. Operating expenses consist of marketing, distribution and general and administrative expenses.

Marketing and Distribution Expenses: The Company’s marketing and distribution expenses for the third quarter of 2007 were $1,452,000, as compared to $1,259,100 for the third quarter of 2006, representing an increase of $192,900 or 15.3%. These expenses decreased to 14.5% of net sales for the third quarter of the year 2007, as compared to 15.3% for the corresponding period in 2006.

Domestic Operations: Expenses for the third quarter of 2007 were $332,500 compared to $320,600 during the corresponding period of 2006, representing an increase of $11,900 or 3.7%. As a percentage of net sales in the United States, the expenses decreased to 8.6% during the third quarter of 2007, compared to 9.97% during the corresponding period of 2006. The increase in expenses resulted mainly from higher salary and travel costs due to increases in headcount.

European Territory: Expenses for the third quarter of 2007 were $1,119,500 compared to $938,500 during the corresponding period of 2006, representing an increase of $181,000 or 19.3% mainly due to increase in sales commission and salary. As a percentage of net sales in the United Kingdom, the expenses decreased to 18.2% during the third quarter of 2007 compared to 18.8% during the corresponding period of 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

General And Administrative Expenses: The Company’s general and administrative expenses were $1,109,200 for the third quarter of the year 2007, representing an increase of $93,900 or 9.2%, over $1,015,300 for the corresponding period in 2006. General and administrative expenses decreased to 11.1% of net sales for the third quarter of the year 2007, as compared to 12.4% for the corresponding period in 2006.

Domestic Operations. Domestic general and administrative expenses were $418,500 for the third quarter of the year 2007, representing an increase of $75,800, or 22.1%, from $342,700 for the third quarter of the year 2006. The increase was primarily due to increases in salaries and consulting fees associated with the evaluation and documentation of the Company’s internal control systems.

European Territory. General and administrative expenses related to the European Territory were $690,700 for the third quarter of the year 2007, representing an increase of $18,100, or 2.7%, compared to $672,600 for the third quarter of the year 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

Other Expenses

Other expenses for the third quarter of 2007 totaled $281,200, representing an increase of $22,700, or 8.8%, when compared to the third quarter of 2006 mainly due to increased losses on the sale of assets.

Income Taxes

The Company’s provision for income taxes for the third quarter of 2007 was $600. The provision for taxes relates to the estimated amount of taxes that will be imposed against the Company by taxing authorities in the United States.

Net Loss

The Company’s net loss for the third quarter of 2007 was $37,400, as compared to a net loss of $50,000 for the third quarter of 2006. After providing for a negative foreign currency translation adjustment of $31,500 during the third quarter of 2007 (as compared to a negative adjustment of $14,300 for the same period in 2006), the comprehensive loss for the third quarter of 2007 was $68,900, compared to a loss of $64,300 for the same period in 2006.

Nine Months Ended September 30, 2007 Compared To
Nine Months Ended September 30, 2006

Net Sales

Overall net sales for the first nine months of the year 2007 were $27,748,900, an increase of $3,926,500, or 18.6%, compared to $23,822,400 for the same period in 2006. The increase was mainly due to a combination of increased sales volume and increased sales prices for the Company’s products.

Domestic Operations: Domestic net sales for the first nine months of the year 2007 were $10,735,700 compared to $9,225,200 for the same period in 2006, an increase of $1,510,500 or 16.4%. Domestic sales volume increased to 59,201 barrels during the first nine months of the year 2007 representing an increase of 9,687 barrels or 19.6% compared to domestic sales of 49,514 barrels in the first nine months of the year 2006. Sales of the Company’s brands increased by 794 barrels or 2.3%, sales of the Kingfisher brand decreased by 154 barrels or 2.3% and sales of contract brands increased by 9,047 barrels or 112.6%.

European Territory: Net sales for the first nine months of the year 2007 were $17,013,200 (Pounds Sterling £8,559,700) compared to $14,597,200 (Pounds Sterling £8,028,800) during the corresponding period of 2006, an increase of $2,416,000 or 16.6%. During the first nine months of the year 2007, UBSN sold 50,066 barrels compared to 49,260 barrels during the first nine months of the year 2006, an increase of 806 barrels, or 1.6%. Due to exchange rate fluctuations, net sales (when compared in Pounds Sterling) increased 6.6%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first nine months of the year 2007 was 70.9%, as compared to 69.7% during the corresponding period of 2006.

Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the first nine months of the year 2007 was 71.8%, as compared to 68.4%, during the corresponding period of 2006. This increase is mainly due to significant increases in the sale of contract brands which have higher cost of goods as a percentage of net sales, and increases in costs of raw materials, packaging materials, and wages.

European Territory: Cost of goods sold as a percentage of net sales in the United Kingdom during the first nine months of the year 2007 was 70.8%, as compared to 71% during the corresponding period in 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

Gross Profit

As a result of the higher sales described above, gross profit for the first nine months of the year 2007 increased to $8,066,400, from $7,225,500 during the corresponding period of 2006, representing an increase of $840,900 or 11.6%. As a percentage of net sales, the gross profit during the first nine months of 2007 decreased to 29.1% from 30.3% during the corresponding period in 2006.

Operating Expenses

Operating expenses for the first nine months of the year 2007 were $7,237,000, an increase of $61,200, or 0.9%, as compared to $7,175,800 for the corresponding period of the year 2006. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: The Company’s marketing and distribution expenses for the first nine months of the year 2007 were $4,050,400, as compared to $3,622,300 for the same period in 2006, representing an increase of $428,100 or 11.7%. These expenses were equal to 14.6% of net sales for first nine months of the year 2007, as compared to 15.2% for the corresponding period in 2006.

Domestic Operations: Expenses for the first nine months of the year 2007 were $961,100 compared to $928,700 during the corresponding period of 2006, representing an increase of $32,400 or 3.5%. As a percentage of net sales in the United States, these expenses decreased to 9% during the first nine months of the year 2007, compared to 10.1% during the corresponding period of 2006. The increase in expenses resulted mainly from higher salary and travel costs due to increases in headcount.

European Territory: Expenses for the first nine months of the year 2007 were $3,089,300 compared to $2,693,600 during the corresponding period of 2006, representing an increase of $395,700 or 14.7% mainly due to increase in sales commission and salary. As a percentage of net sales in the United Kingdom, the expenses decreased to 18.2% during the first nine months of the year 2007 compared to 18.5% during the corresponding period of 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

General And Administrative Expenses: The Company’s general and administrative expenses were $3,186,600 for the first nine months of the year 2007, representing a decrease of $366,900 or 10.3%, compared to $3,553,500 for the corresponding period in 2006. These expenses were equal to 11.5% of net sales for the first nine months of the year 2007, as compared to 14.9% for the corresponding period in 2006.

Domestic Operations. Domestic general and administrative expenses were $1,345,800 for the first nine months of the year 2007, representing an increase of $174,200, or 14.9%, from $1,171,600 for the same period in 2006. The increase was primarily due to the increase in salaries and directors remuneration.

European Territory. General and administrative expenses related to the European Territory were $1,840,800 for the first nine months of the year 2007, representing a decrease of $541,100 or 22.7%, as compared to $2,381,900 for the same period in 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). These decreases were mainly due to decreases in the provision against bad debts and temporary reductions in headcount.

Other Expenses

Other expenses for the first nine months of the year 2007 totaled $794,000 representing an increase of $11,400 or 1.5% when compared to the same period in 2006 mainly due to increased losses on the sale of assets.

Income Taxes

The Company has a provision for income taxes of $7,000 for the first nine months of the year 2007, compared to $2,500 for the same period in 2006. The provision for taxes is mainly related to the estimated amount of taxes that will be imposed by taxing authorities in the United States.

Net Income

The Company’s net income for the first nine months of the year 2007 was $28,400, as compared to a net loss of $735,400 for the corresponding period of the year 2006. After providing for a negative foreign currency translation adjustment of $80,300 during the first nine months of 2007 (as compared to an adjustment of $57,700 for the corresponding period in 2006), the comprehensive loss for the first nine months of the year 2007 was $51,900, compared to a comprehensive loss of $793,100 for the corresponding period of 2006.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at the Ukiah and Saratoga Springs facilities and higher uncollectible accounts receivable in the United Kingdom has continued to place demands on the Company's working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital. The Company is a party to several loans, lines of credit, other credit facilities, and lease agreements. The Company is currently making timely payments of its debt and lease commitments as they fall due. Any breach of a loan or lease which actually leads to default, or to an attempt by a creditor to exercise its rights in the Company's tangible or intangible assets, could potentially make it difficult, at least in the short term, for the Company to continue its operations.

MASTER LINE OF CREDIT. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit with a principal amount of up to $1,600,000. The Company and UBA have executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the UBA Notes until June 30, 2008.

As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of September 30, 2007 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $957,400, for a total of $2,872,700.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of September 30, 2007, the outstanding principal and interest on the notes was convertible into approximately 1,915,200 shares of the Company's Common Stock. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

The UBA Notes require the Company to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted the Company to capitalize all accrued interest; therefore, the Company has borrowed the maximum amount available under the facility. Upon maturity of any of the UBA Notes, unless UBA has given the Company prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Note may be converted, at the option of UBA, into shares of the Company's common stock. If UBA does not elect to so convert any UBA Notes upon maturity, it has the option to extend the term of such notes for any period of time mutually agreed upon by UBA and the Company. During the extended term of any note, UBA has the right to require the Company to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days.

The UBA Notes are subordinated to credit facilities extended to the Company by Grand Pacific Financing Corporation and Marquette Business Credit, Inc. under subordination agreements executed by UBA. As per the terms of the subordination agreements, UBA is precluded from demanding repayment of the UBA Notes unless the Grand Pacific Financing Corporation and Marquette Business Credit facilities are settled in full. Hence the Company does not expect to make payments on any of the UBA Notes within the next year.

GRAND PACIFIC FINANCING CORPORATION LOAN: On July 3, 2006, MBC obtained a $3.0 million loan from Grand Pacific, secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements. The loan is payable in partially amortizing monthly installments of $27,300 including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing June 28, 2011 with a balloon payment. The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan. MBC used the proceeds of the loan to repay in full all the then outstanding loans owed to Savings Bank of Mendocino County. The amount outstanding under the Grand Pacific facility as of September 30, 2007 was $2,970,900. Grand Pacific also collects on a monthly basis an amount of approximately $10,554 towards property taxes payable on the Ukiah property and pays such taxes to the applicable taxing authority when they become due.

MARQUETTE BUSINESS CREDIT INC. FACILITY: On November 21, 2006, Marquette Business Credit Inc. ("MBCI") extended a total facility of $4,925,000 with a maturity date of June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan. The rate of interest on the term loan and capital expenditure loan is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 5.25% and on the revolving facility is one-month LIBOR rate published in the Wall Street Journal plus a margin of 4.25%. The facility is subject to certain financial covenants including prescribed minimum fixed charges coverage, maintaining prescribed minimum tangible net worth and minimum earning before interest, depreciation and taxes. The facility also has a prepayment penalty if settled prior to the maturity date. The facility is secured by substantially all of the Company's assets located in the United States excluding real property and fixtures located at the Company's property in Ukiah, California. The total amount outstanding under this facility as of September 30, 2007 was $2,419,500.

OTHER LOANS AND CREDIT FACILITIES.

ROYAL BANK OF SCOTLAND FACILITY: Royal Bank of Scotland ("RBS") provided UBSN with a £1,750,000 maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable. UBSN utilized the proceeds of this facility to settle a credit facility with Nedbank Limited, a South African registered company, on April 26, 2005. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon six months' written notice. The amount outstanding under this facility as of September 30, 2007 was £1,495,500.

SHEPHERD NEAME LOAN: Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for the Company's European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 (Pounds Sterling) to UBSN, repayable in annual installments of £60,000 (Pounds Sterling) per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year. The amount outstanding under this facility as of September 30, 2007 was £300,000.

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 10.2% for the first nine months of 2007 and 11.4% for the corresponding period in 2007. For loans primarily associated with the Company's European territory, the weighted average rate paid was 6.8% for the first nine months of 2007 and 6.04% for the corresponding period in 2006.

KEG MANAGEMENT ARRANGEMENT: The Company entered into a five-year keg management agreement with MicroStar Keg Management LLC ("MicroStar") as of September 1, 2004. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If, on any given month, the agreement is not extended and terminates, the Company is required to purchase a certain number of kegs from MicroStar. The Company anticipates, if necessary, that it would finance the purchase through debt or lease financing, if available. However, there can be no assurance that the Company will be able to finance the purchase of kegs. Failure to purchase the necessary kegs from MicroStar on termination of the agreement is likely to have a material adverse effect on the Company.

CURRENT RATIO: The Company's ratio of current assets to current liabilities on September 30, 2007 was 0.80 to 1.0 and its ratio of total assets to total liabilities was 1.17 to 1.0. On September 30, 2006, the Company’s ratio of current assets to current liabilities was 0.75 to 1.0 and its ratio of total assets to total liabilities was 1.2 to 1.0.

RESTRICTED NET ASSETS: The Company's wholly-owned subsidiary, UBI, has undistributed losses of approximately $345,000 as of September 30, 2007. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately $2,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2007, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has some interest-related market risk due to floating interest rate debt totaling $10,378,300 as of September 30, 2007.

Interest Rate Risk

The Company had total debt as of September 30, 2007 of $10,966,500 of which $10,354,800 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 1.75% or LIBOR plus 4.25% or LIBOR plus 5.25%). The Company's long-term debt (including current portion) as of September 30, 2007 totaled $6,841,400, of which $611,700 had fixed rates of interest and the balance of $6,229,700 were subject to variable rates. $4,125,100 of the Company's short term debt is subject to variable rates. At current borrowing levels, variation in prime and LIBOR rates of 1% would result in an annual variation of $103,500 in interest expense on the Company's variable rate loans.

Foreign Currency Rate Fluctuations

The Company's earnings and cash flows at its subsidiary UBI and at UBI's subsidiary UBSN are subject to fluctuations due to changes in foreign currency rates. The Company believes that changes in the foreign currency exchange rate would not have a material adverse effect on its results of operations as the majority of its foreign transactions are delineated in UBI's functional currency, the Pound Sterling.

Item 4. Controls and Procedures

The Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") has evaluated the effectiveness of the design, maintenance, and operation of the Company's "disclosure controls and procedures" as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its reports under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that information that the Company is required to disclose in its reports under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding the required disclosure.

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

Limitations on Controls

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the Company's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in such controls and procedures, including the fact that human judgment in decision making can be faulty and that breakdown in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

PART II OTHER INFORMATION

None

Item 6. Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 2001).
3.2	Bylaws of the Company, as amended, (incorporated by reference to Exhibit 3.2 to the Company's Annual report on Form 10-KSB for the period ended December 31, 2001).
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: November 14, 2007	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Dated: November 14, 2007	By:	/s/ N. Mahadevan
N. Mahadevan
Chief Financial Officer