Form 10-K
period 2007-12-31
MENDOCINO BREWING CO INC
filed 2008-03-31
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the average of the closing bid and asked prices for such stock, as reported by the NASDAQ OTC Bulletin Board on June 30, 2007 was $489,000.

The number of shares of the registrant's Common Stock outstanding as of March 29, 2008 was 11,991,686.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

FORWARD-LOOKING INFORMATION

Various portions of this Annual Report on Form 10-K, (the "Annual Report") including but not limited to the sections captioned "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operation," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to availability of financing for operations, availability of raw materials, successful performance of internal operations, the impact of competition, changes in distributor relationships or performance, and other risks discussed elsewhere in this Annual Report and from time to time in the Company's filings and reports with the Securities and Exchange Commission (the "Commission"). In addition, such statements could be affected by general industry and market conditions and growth rates, and by general economic and political conditions in the markets in which the Company competes. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1. BUSINESS

OVERVIEW

Mendocino Brewing Company, Inc., (the “Company”) a California corporation, was founded in 1983. It was one of the first modern craft brewers, having opened the first new brewpub in California and the second in the United States following the repeal of Prohibition. The Company has been recognized for its innovations in the brewpub concept, its craft brew style and its distinctive labels. In 2008, the Company will celebrate its 25th anniversary. (In this Annual Report, the term "the Company" and its variants and the terms "we," "us," and "our" and their variants are generally used to refer to Mendocino Brewing Company, Inc. together with its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity.)

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

The Company's domestic operations consist primarily of brewing and marketing proprietary craft beers, including Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, White Hawk Original IPA, and Red Tail Lager, and a licensed international specialty beer, Kingfisher Premium Lager. For domestic distribution, the Company brews its brands in its own facilities, which are located in Ukiah, California and Saratoga Springs, New York. Domestically, the Company distributes its products in 41 states and the District of Columbia.

The Company's European operations, which are conducted through its wholly-owned subsidiary United Breweries International (U.K.) Limited ("UBI") and UBI's wholly-owned subsidiary UBSN, Ltd. ("UBSN"), consist primarily of the marketing and distribution of Kingfisher Premium Lager in the European Territory through Indian restaurants, chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). The Company holds an exclusive license to brew and distribute Kingfisher Premium Lager from United Breweries Limited ("UB Limited"), an Indian corporation. The Company's Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the Board of UB Limited.

All of the Company's beers sold in the European Territory are brewed in England under contract by Shepherd Neame, Ltd. ("Shepherd Neame"), a prominent English brewer. Although UBSN is the sole distributor of Kingfisher Premium Lager in the United Kingdom, Ireland, continental Europe, and Canada, it does not physically distribute its products to its ultimate trade customers, relying instead on specialty restaurant trade distributors in the United Kingdom and Shepherd Neame, acting as UBSN's agent, on a commission basis, for distribution to the supermarket and liquor and convenience store trade.

COMPANY BACKGROUND

MBC first bottled its flagship brand, Red Tail Ale, in December 1983, and conducted its initial public offering in February 1995. The Company completed construction of its brewery in Ukiah, California in May 1997. This facility, which has a current annual packaging capacity of 100,000 brewers' barrels ("bbl.") in one shift, was designed to enable the Company's production capacity to be expanded to 200,000 bbl. per year with the inclusion of additional equipment.

The Company's New York subsidiary, Releta Brewing Company, LLC, d/b/a Ten Springs Brewery ("Releta"), which is located in Saratoga Springs, New York, commenced production in its leased facilities in February 1998. This facility, which has a current annual packaging capacity of 90,000 bbl. in one shift, was designed to enable the Company's production to be expanded to 200,000 bbl. per year with the inclusion of additional equipment.

In July 1998, the Company purchased certain assets from Carmel Brewing Company, Inc., a California corporation ("Carmel Brewing"), including trademarks, trade names, and other brand related assets as well as certain points of sale and brewing ingredients inventory.

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

The Company also acquired the United States brewing and distribution rights for Kingfisher Premium Lager as a result of the UBI Acquisition. The Company brews Kingfisher Premium Lager in its Saratoga Springs, New York and Ukiah, California facilities. The Company has engaged Shepherd Neame to brew Kingfisher Premium Lager for distribution in the European Territory.

During the last quarter of fiscal year 2005, United Breweries of America, BVI, a British Virgin Islands corporation ("UBA-BVI"), an indirect beneficial owner of a majority of the Company's outstanding shares, merged into United Breweries Holdings, Ltd., an Indian Corporation ("UBHL"). As a result of the merger of UBA-BVI into UBHL, UBHL acquired indirect control over approximately 72% of the Company's outstanding shares. Dr. Mallya is the Chairman of the board of directors of UBHL.

INDUSTRY OVERVIEW

DOMESTIC MARKET

The U.S. domestic beer market falls into a number of market categories, some of which include low-priced, premium, super premium, lite, import, and specialty/craft beers. In the Domestic Territory, the Company competes in the specialty/craft category, which is currently estimated by Brewers Association to be in the range of 8 million barrels per year. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews.

EUROPEAN MARKET

The vast majority of the Company's sales in the European Territory are made in the United Kingdom. During fiscal years 2007, 2006 and 2005 the Company's sales in the United Kingdom constituted approximately 91%, 92% and 94%, respectively, of its total sales in the European Territory.

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

PRODUCTS

The Company brews five ales, one wheat beer, three lagers, one stout and a root beer on a year-round basis, and four seasonal ales, for distribution in the Domestic Territory. All of these products are brewed at the Company's production facilities in Ukiah, California, and Saratoga Springs, New York.

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

Most of the Company's brands are also available on draft. The Company's products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Together with its distributors, the Company markets its products to retail outlets and relies on its distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. The Company also offers a variety of ales and lagers directly to consumers at the tavern and merchandise store in Hopland, California and its’ tasting room attached to the Saratoga Springs brewery in New York.

In the European Territory, the Company's products are distributed primarily through Indian restaurants by specialist restaurant trade distributors. Such points of sale represent approximately 95% of the Company's total sales volume in the European Territory, with the remaining 5% of sales volume attributed to a combination of sales in other ethnic restaurants (primarily Chinese) and to sales by supermarkets, liquor stores, and licensed shops and convenience stores. The majority of the Company's restaurant sales are through its on-tap draft installations. UBI also exports Kingfisher Premium Lager to 16 European markets outside of the United Kingdom and to Canada, and its sales growth in those markets typically correlates with the establishment and proliferation of Indian restaurants in such locations.

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

The lager market in the United Kingdom is dominated by major international brands such as Carling, Budweiser, Becks, and Holsten Pils, both in the restaurant and pub sectors and in sales through supermarkets and other retail outlets. The Company's products are marketed through Indian and other restaurants, major supermarket chains, smaller chains, and individual stores. In all of these sectors, the Company faces competition from other ethnic and international brands produced by local and large international brewers. The Company promotes Kingfisher Premium Lager as the worldwide No. 1 selling premium Indian lager brand. The Company believes that the profile of this brand was raised significantly through the Company's promotion of Kingfisher World Curry Week in support of the charity "Action Against Hunger" that provides aid in the Indian sub-continent and southeast Asia.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

Production of the Company's beverages requires quantities of various agricultural products, including barley, hops, malt, and malted wheat for beer. The Company fulfills its commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. In the European Territory, these purchases are made directly by or for Shepherd Neame, which brews the Company's products on a contract basis. The Company experienced substantial price increases in malt and hops during 2007 and the beginning of 2008 due to low availability and high demand. The commodity markets have experienced and the Company believes that the commodity markets will continue to experience price, availability and demand fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture. The Company does not use any hedging transactions or unconditional purchase obligations to purchase its raw materials.

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

DEPENDENCE ON MAJOR CUSTOMERS

Sales to the Company's top five customers in fiscal year 2007 totaled $9,420,000, or approximately 25%, of the Company's total net sales, as compared to $8,032,600 or 24% of total net sales for fiscal year 2006.

In the Company's Domestic Territory, sales to Mesa Distributing Company, Inc. totaled approximately 7.9% and 8.5% of the Company's domestic sales (or approximately 3.1% and 3.3% of its total sales) for fiscal years 2007 and 2006.

Sales to the Company's principal European customer, Shepherd Neame during fiscal year 2007 represented approximately 17.7% of the Company's European Territory sales (or approximately 10.7% of the Company's total sales), as compared to approximately 16.2% of European Territory sales (or approximately 9.9% of total net sales) in fiscal year 2006. No other individual customer accounted for more than 5% of the Company's total net sales during fiscal years 2007 or 2006.

TRADEMARKS

The Company has U.S. federal trademark registrations on the principal register of the United States Patent and Trademark Office for the following marks: MENDOCINO BREWING COMPANY word mark (Reg. No. 2,441,141), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL design mark (Reg. No. 2,011,817), BLUE HERON PALE ALE design mark (Reg. No. 2,011,816), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), YULETIDE PORTER word mark (Reg. No. 1,666,891), BREWSLETTER word mark (Reg. No. 1,768,639), PEREGRINE GOLDEN ALE word mark (Reg. No. 2,475,522), HOPLAND BREWERY word mark (Reg. No. 2,509,464), BLACK EYE ALE word mark (Reg. No. 2,667,078), SUN LAGER PREMIUM HANDCRAFTED BREW word and design mark (Reg. No. 2,583,446), WHITE HAWK ORIGINAL IPA word and design mark (Reg. No. 2,956,999), RAPTOR RED LAGER word and design mark (Reg. No. 3,113,619), and BLACK HAWK STOUT word mark (Reg. No. 3,205,652).

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

LICENSE AGREEMENTS

In August 2001, the Company acquired UBI and its wholly-owned subsidiary UBSN, which hold the exclusive brewing and distribution rights for Kingfisher Premium Lager in the United Kingdom, Ireland, continental Europe, and Canada through a licensing agreement with UB Limited. Under its terms, this licensing agreement is currently scheduled to remain in effect until October 2013.

In July 2001, MBC entered into the Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., pursuant to which MBC obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. Under its terms, this agreement is currently scheduled to remain in effect until October 2013.

Since 1998, UBI and UBSN have licensed to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, Ireland, and continental Europe. The price UBSN pays to Shepherd Neame for brewing Kingfisher Premium Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Premium Lager and other factors. (For additional information see "Item 13. — Certain Relationships and Related Transactions - Shepherd Neame - Brewing Agreement".) Under its terms this agreement is currently scheduled to remain in effect until October 2013.

In April 2004, the Company entered into a licensing agreement with Frank's Famous Foods ("FFF") and granted a non exclusive license to FFF for the trademark and trade name Red Tail Ale to be used in the manufacture and sale of barbecue sauces and marinades. FFF pays to the Company licensing fees ranging from $1.50 to $3.00 per case sold. Under its terms this licensing agreement is scheduled to terminate April 2, 2009.

GOVERNMENTAL REGULATION

The Company's Domestic Territory operations are subject to licensing by local, state and federal governments, as well as to regulation by a variety of state and local agencies. The Company is licensed to manufacture and sell beer by the Departments of Alcoholic Beverage Control in California and New York. A federal permit from the United States Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (the "TTB") (formerly the Bureau of Alcohol, Tobacco, and Firearms) allows the Company to manufacture fermented malt beverages. To keep these licenses and permits in force the Company must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, or company structure must also be made to these regulatory agencies. The TTB must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities totaling in the aggregate 10% or more of the Company's outstanding securities be investigated as to their suitability of character. The Company's production operations must also comply with the Occupational Safety and Health Administration's workplace safety and worker health regulations and comparable state laws. Management believes that the Company is presently in compliance with the aforementioned laws and regulations. In addition, the Company has implemented its own voluntary safety program. The Hopland tavern is regulated by the Mendocino County Health Department, which requires an annual permit and conducts spot inspections to monitor compliance with applicable health codes.

In the United States, the federal excise tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. for brewers producing less than 2,000,000 barrels per year. The California excise tax rate is $6.20 per bbl. The State of New York presently imposes on brewers an excise tax of $3.88 per bbl. for production in excess of 100,000 bbl. per year.

The Company's operations in the European Territory are subject to regulation by United Kingdom and European laws, as well as by the laws of various individual countries in which UBI distributes its products. Due to the contract brewing arrangement in the European Territory, Shepherd Neame is subject to various laws of the European countries regarding production, bottling, packaging, and labeling in lieu of the Company. Trade with Canada is subject to, and in compliance with, regulation by the provincial Liquor Boards.

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

Ukiah. The Company has built its own wastewater treatment plant for the Ukiah facility. As a result, the Company is not currently required to incur sewer hook-up fees at that location. If the Company's discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., the Company may be required to pay additional fees. The wastewater treatment facility construction costs totaled approximately $900,000, and the approximate operating costs of the plant are between $6,000 and $10,000 per month. The operating costs of the facility may increase with increased production. The Company has contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility for approximately the cost of transportation. The Company obtained a Mendocino County Air Quality Control Permit to operate the natural gas fired boiler in Ukiah; this permit is valid until August 30, 2008. Management expects this permit to be renewed.

Saratoga Springs. The Saratoga Springs facility is subject to various federal, state, and local environmental laws which regulate use, storage and disposal of various materials. The Company's solid waste materials consist of spent grain, cardboard, glass, and liquid waste. The Company has instituted a recycling program for cardboard, office paper and glass at a minimal cost to the Company. Spent grain is sold to local cattle dairy farms. The Company pays approximately $2,500 per month in sewer fees for liquid waste. The sewer discharge from the brewery is monitored and is within the standards set by the Saratoga County Sewer Department. The Company follows and operates under the rules and regulations of the New York Department of Environmental Conservation for Air Pollution Control.

Various states in which the Company sells its products in the Domestic Territory, including California and New York, have adopted certain restrictive packaging laws and regulations for beverages that require deposits on packages. Such laws have not had a significant effect on the Company's sales. The adoption of similar legislation by Congress or a substantial number of states or additional local jurisdictions might require the Company to incur significant capital expenditures for compliance.

In general, European packaging regulations are covered by specifications provided by the European Union; the Company believes it is in compliance with such specifications.

The Company has not received any notice from any governmental agency relating to the violation by the Company of any applicable environmental law.

EMPLOYEES

As of December 31, 2007, MBC employed 52 full-time and 15 part-time individuals in the United States, including 11 in management and administration, 42 in brewing and production operations, 4 in retail and tavern operations and 10 in sales and marketing positions. In England, UBI and UBSN together employed 10 people in sales and marketing and 6 in managerial and administrative positions. Management believes that the Company's relations with its employees are generally good.

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

RESEARCH AND DEVELOPMENT

The Company has not spent a material amount during the last two fiscal years on research and development activities nor on customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

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

LACK OF PROFITABLE OPERATIONS: We incurred a net loss for fiscal year 2007. Historically, the Domestic Territory has operated at a net loss. Since the year 2005, the European territory has also been operating at a loss. We believe such losses are attributable to low sales volumes and low production capacity utilization rates at our domestic brewing facilities and higher operating expenses in the European territory. Our business is also subject to certain fixed and semi-variable operating costs, and when combined with the impact of the correlation between current levels of production and maximum production capacity, our gross margins may be sensitive to small increases or decreases in sales volume in the Domestic Territory. In addition, higher cost of materials in 2006 resulted in increased materials costs. We may not be able to offset such increased expenses with comparable price increases in our products, which could also impact our gross margins. We may not be successful in our efforts to increase sales volume and utilization rates. Moreover, it is uncertain when, if at all, our operations will become profitable once again. Future operating losses may have a material adverse effect on our cash flows and financial position.

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

RAW MATERIALS: We are dependant on a limited number of suppliers, and in some instances on a sole supplier, for the majority of the raw materials and packaging materials used in our operations. As a result, an interruption in the supply chain may have an adverse effect on our operations if we were unable to find an alternative supplier at a comparable price. Our cost of materials, particularly that of malt and hops increased significantly during the year 2007 as well as in the first quarter of the year 2008 due to limited supply and higher demand. (See Part 1, Item 1, “Sources And Availability Of Raw Materials’). While we have increased our selling prices marginally, we may not be in a position to pass the entire cost increase to our customers which may have an adverse effect on our operations.

DEPENDENCY ON CONTRACT BREWING ARRANGEMENTS: We have entered into short term non-binding arrangements with several brewers to brew and package their brands at our brewing facilities, predominantly at our Releta facility. Approximately 28% of our sales volume in the Domestic Territory for fiscal year 2007 includes sales made under such contract brewing arrangements. There is no certainty that such existing arrangements will be extended in the future or that we will be able to enter into new arrangements. Any significant variation in these arrangements could have a material adverse effect on the Company's results of operations, cash flows and financial position.

ARRANGEMENT WITH SHEPHERD NEAME: UBI and UBSN entered into a brewing agreement that grants Shepherd Neame the exclusive right to brew and package all beers sold under the Kingfisher trademark in the United Kingdom, and to distribute such products elsewhere in the European Territory. Continued losses in the European Territory has increased the working capital gap and diminished our ability to timely settle our dues. Any interruption of the brewing, packaging or distribution of our products by Shepherd Neame for any reason is likely to have a material adverse effect on our results of operations, cash flows and financial position.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

BREWING FACILITIES

The Company owns nine acres of land in Ukiah, California on which its Ukiah brewery is located. Management believes that this facility is adequate for the Company's current capacity and also provides space for future expansion. Grand Pacific Financing Corporation currently holds a first deed of trust on this property in connection with a loan advanced to the Company. (See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long-Term Debt"). The principal amount outstanding on the loan as of December 31, 2007 was $2,963,900.

The Company has estimated the life of the building at 40 years and depreciates the cost of the building on a straight-line method over its anticipated life. The Company does not depreciate the cost of the land. The Company's tax basis on the Ukiah facility is $10,850,000. Various other assets incorporated in this facility are being depreciated, on a straight-line basis, at rates of between 10 and 20 years. Property taxes are currently assessed on the Ukiah property at a rate of 1.125%, for an annual tax of $122,100.

The Company also leases 3.66 acres in Saratoga Springs, New York, on which the Ten Springs Brewery facilities are located. In November 2004, the Company leased additional warehouse space and extended the term of the lease until November 2019.

The Company's Ukiah and Releta facilities have both been operating at low production capacity utilization rates. The brewery in Ukiah, California has a current annual packaging capacity of approximately 100,000 bbl. on a single shift basis, whereas the annual sales volume from this facility was approximately 47,200 bbl. or 47% of maximum production capacity in 2007, as compared with 39,700 bbl. or 44% of maximum production capacity in 2006. The brewery at Saratoga Springs, New York currently has an annual packaging capacity of approximately 90,000 bbl. per year a on single shift basis, although its annual sales volume from this facility was approximately 30,200 bbl. or 34% of its maximum packaging capacity in 2007, as compared with 26,300 bbl. or 44% of its then maximum packaging capacity in 2006. Despite their low packaging capacity utilization rates, both of these brewing facilities incur costs for maintenance, property taxes, and other costs on a level consistent with their maximum production capacity rather than with their current utilization levels. The inability of the Company to align costs and utilization rates affects the Company's capital, liquidity, and resources of management. Failure to adequately align such costs and utilization rates may have a material adverse effect on the Company's business, financial condition, and results of operations.

TAVERN

The Company has leased a 2,275 square foot building in Hopland on which the Hopland tavern ale house and merchandise store are located. The lease on this property expires in August 2010.

MACHINERY AND EQUIPMENT

The Company leases certain equipment and vehicles under capital and operating leases which expire at varying times through September 2012. Additionally, the Company leases equipment and vehicles under various other leases. As these leases expire, it is anticipated that, in accordance with the Company's current practices, the equipment will be acquired pursuant to the terms of the leases and the vehicles will be surrendered.

UBSN has leased a 1,365 square foot office located at Faversham, Kent, in England for a period of 10 years which lease expires in July 2015. The Company does not own or lease any other material properties in Europe.

The Company considers its land, buildings, improvements, and equipment to be well maintained, in good condition, and adequate to meet the operating demands placed upon them. In the opinion of Management, all of these properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

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

2007	High	Low
First Quarter	$0.27	$0.21
Second Quarter	$0.35	$0.20
Third Quarter	$0.22	$0.22
Fourth Quarter	$0.32	$0.22

2006	High	Low
First Quarter	$0.22	$0.10
Second Quarter	$0.30	$0.13
Third Quarter	$0.34	$0.15
Fourth Quarter	$0.25	$0.17

The Company had approximately 2,288 holders of its common stock of record as of March 14, 2008. The Company has never paid a cash dividend on its Common Stock and Management does not expect the Company to pay cash dividends in the foreseeable future. The Company's credit agreements provide that the Company may not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that similar restrictions will remain in effect for as long as the Company has significant bank financing.

The holders of the Company's 227,600 outstanding shares of Series A Preferred Stock (which are not listed for trading on any market or to the Company's knowledge quoted on any bulletin board or other public quotation system) are entitled to aggregate cash dividends and liquidation proceeds of $1.00 per share before any dividend may be paid with respect to the Common Stock. The Series A Preferred Shares must be canceled after the holders of these shares have received their $1.00 per share aggregate dividend. For additional information see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Loans and Credit Facilities- Restricted Net Assets."

Historically, we have not paid any dividends. We anticipate that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of our business and that we will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the board of directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2007, the Company did not have any securities authorized for issuance under any equity compensation plan approved by the shareholders.

The Company's policy with respect to the compensation of outside directors of MBC for their services as directors is as follows: each outside director receives $3,000 per Board meeting attended and $1,000 per committee meeting attended.

Prior to 2003, the Company had a policy of granting shares of Common Stock in lieu of cash to non-employee directors at their option, as compensation for their attendance at meetings of the Board of Directors and of Committees of the Board on which they served, based on a standard schedule of $3,000 per Board meeting attended and $1,000 per committee meeting attended. However, because the market value of the Company's Common Stock fell below $0.50 per share during the latter half of 2003, and has since remained consistently below $1.00 per share (at times falling below twenty cents per share) - which would have increased quite significantly the number of shares otherwise issuable to these directors — the Board of Directors adopted a Directors' Stock Grant Plan under which non-employee directors would receive, as compensation for Board and Committee meetings attended, shares of the Company's Common Stock valued at the higher of the book or market value calculated as of the last day of each year in respect of which such compensation was due. On May 14, 2007, the Board of Directors of the Company approved the issuance of an aggregate of 363,512 shares of the Company's unregistered common stock to certain of the Company's independent non-employee directors in recognition of services provided to the Board by such directors and as compensation, pursuant to the terms of the Company's Directors' Compensation Plan, for their attendance at Board and Committee meetings held during 2006.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company issued thirteen (13) promissory notes pursuant to a Master Line of Credit Agreement between the Company and United Breweries of America, Inc. ("UBA") and one note on substantially similar terms to UBA between September 1999, and March 2005 (the "UBA Notes"). The outstanding principal amount of the UBA Notes, and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2007, the outstanding principal and interest on the UBA Notes totaled approximately $2,916,297, and the UBA Notes were convertible into 1,944,198 shares of the Company's Common Stock. If the UBA Notes were deemed to be securities, the Company's Management believes that the issuance of all such notes is exempt from registration pursuant to Section 4(2) of the Securities Act of 1983, as amended (the "Act"), because UBA, the sole offeree and recipient thereof, has significant business experience, financial sophistication, and knowledge of and familiarity with the business of the Company. Management believes that if these notes were eventually to be converted into shares of the Company's Common Stock, the issuance of such shares would also be exempt from registration pursuant to Section 4(2) of the Act.

ISSUER PURCHASE OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company’s operations resulted in operating income of $611,000. After providing for interest, other income and taxes, the net loss was for fiscal year 2007 was $384,000.

In the Domestic Territory, brewing operations sales (based on volume) were 77,349 bbl. during fiscal year 2007, as compared to 65,969 bbl. and 59,046 bbl. in fiscal years 2006 and 2005, respectively. Sales from the Ukiah facility totaled 47,164 bbl., 39,693 bbl. and 41,620 bbl., for the fiscal years 2007, 2006 and 2005, respectively. Sales from the Saratoga Springs facility totaled 30,185 bbl., 26,276 bbl., and 17,426 bbl. for the fiscal years 2007, 2006 and 2005, respectively. We bottled 2,950 bbl., 3,577 bbl., and 2,919 bbl. in fiscal years 2007, 2006 and 2005, respectively, of cider products for California Cider Company.

We sold 67,488 bbl. of beer in our European Territory during fiscal year 2007 as compared to 67,797 bbl. and 67,633 bbl. during fiscal years 2006 and 2005, respectively. Sales in the United Kingdom accounted for 61,202 bbl., 60,187 bbl. and 61,077 bbl. during 2007, 2006 and 2005, respectively. Sales in continental Europe and Canada totaled 6,286 bbl., 7,610 bbl. and 6,556 bbl. during fiscal years 2007, 2006 and 2005, respectively. Although the sales of certain brands have fluctuated over the past few years, overall sales levels have remained consistent.

RESULTS OF OPERATIONS

FISCAL YEAR 2007 COMPARED TO FISCAL YEAR 2006

NET SALES

As used herein, the term "net sales" refers to gross sales less excise taxes. Overall net sales for fiscal year 2007 were $36,817,700, an increase of $4,542,300 or 14%, as compared to $32,275,400 in fiscal year 2006 mainly due to higher sales volume in the Domestic Territory.

DOMESTIC OPERATIONS: Net sales in the Domestic Territory totaled $13,943,700 in fiscal year 2007, compared to $12,149,400 for fiscal year 2006, representing an increase of $1,794,300 or 15%. Sales of beer for fiscal year 2007 increased by 11,380 barrels, to 77,349 barrels an increase of 17% as compared to 65,969 barrels in fiscal year 2006. The increase was due to increases in the sale of contract brands by approximately 10,100 bbl., and Company brands by 1,300 bbl. During fiscal year 2007, we bottled approximately 3,000 bbl. of cider products for California Cider Company on a contract basis compared to 3,600 bbl. in fiscal year 2006. We anticipate continuing to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah and Releta brewing facilities and anticipate that such contract brewing arrangements will continue to impact our net sales in the Domestic Territory.

EUROPEAN TERRITORY: Net sales in the Company's European Territory totaled $22,874,000 (£11,425,600) in fiscal year 2007, compared to $20,126,000 (£10,917,900) during fiscal year 2006. The increase was due to reduction in sales discount offered in the year 2007 and price increase during the beginning of the year 2007. Net sales presented in U.S. dollars resulted in an increase of 14%, as compared to fiscal year 2006, and by 5% compared to fiscal year 2006 when presented in pounds sterling due to devaluation of US dollar. We sold 67,488 bbl. of beer in our European Territory during fiscal year 2007 as compared to 67,797 bbl. in fiscal year 2006.

COST OF GOODS SOLD:

Overall cost of goods sold during fiscal year 2007 was $26,342,800, as compared to $23,063,300 during fiscal year 2006, an increase of $3,279,500, or 14%. As a percentage of net sales, costs of goods sold was 72% in fiscal years 2007, and 2006. Such amounts are calculated in U.S. dollars, and do not take into account the effect of exchange rate fluctuations on the actual costs of goods sold in the Company's European Territory.

Our utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at higher a percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production salaries, are spread over a larger volume base. In 2007 our volume level increased by 17% in comparison to 2006. This positive impact could be reduced if volume decrease in the future. In addition to capacity utilization, other factors that could affect cost of sales include unanticipated increases in shipping costs, the availability and prices of raw materials and packaging materials, and continued contract brewing contracts. The Company expects cost of goods to increase in the future due to increase in cost of raw materials.

DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the Domestic Territory during fiscal year 2007 was 73%, as compared to 71% during the fiscal year 2006. The increase was due mainly to increased costs of raw materials, packaging materials and utilities due to increases in energy costs. We rely heavily on natural gas to operate brewing operations, and electricity to operate our bottling and refrigeration units. During the later part of the year 2007, prices of malts and hops increased significantly. Any significant increase in cost of materials and availability constraints could significantly impact our future operations. When the market allows us to pass on price increases to the purchaser, we do so, but in uncertain markets, we absorb a portion of the costs.

EUROPEAN TERRITORY: As a percentage of net sales, cost of goods sold in the United Kingdom during fiscal year 2007 was 71%, as compared to 72% during fiscal year 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations), mainly due to higher sales realization.

GROSS PROFIT

As a result of increased costs of goods sold, gross profit for fiscal year 2007 (expressed in U.S. dollars) was approximately $10,474,900, an increase of $1,262,800, or 14%, as compared to gross profit of $9,212,100 in fiscal year 2006. As a percentage of net sales, our overall gross profit during fiscal years 2007 and 2006 remained at 29%.

OPERATING EXPENSES

Operating expenses for fiscal year 2007 totaled $9,863,900, an increase of $206,500, or 2%, as compared to $9,657,400 for fiscal year 2006. Operating expenses consist of marketing and distribution expenses, general and administrative expenses, and retail operating expenses. As a percentage of net sales, such expenses decreased to 27% in fiscal year 2007, as compared to 30% in fiscal year 2006.

MARKETING AND DISTRIBUTION EXPENSES: Our marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and related costs. For fiscal year 2007, such expenses equaled $5,561,600, an increase of $550,100 or 11%, as compared to $5,011,500 in fiscal year 2006. As a percentage of net sales, our marketing and distribution expenses decreased to 15% in fiscal year 2007, as compared to 16% in fiscal year 2006.

DOMESTIC OPERATIONS: Marketing and distribution expenses for the Domestic Territory in fiscal year 2007 equaled $1,178,400, an increase of $60,500, or 5%, as compared to $1,117,900 in marketing and distribution expenses incurred during fiscal year 2006. Marketing and distribution expenses equaled 8% of Domestic Territory net sales during fiscal year 2007, as compared to 9.2% during fiscal year 2006. The increase was mainly attributed to increase in manpower and associated increases in salary and travel costs.

EUROPEAN TERRITORY: Marketing and distribution expenses in the European Territory during fiscal year 2007 equaled $4,383,200, an increase of $489,600, or 13%, as compared to $3,893,600 during fiscal year 2006 mainly due to increase in advertising and promotional expenses. As a percentage of net sales in the United Kingdom, such expenses were 19% during 2007 and 2006 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate calculations).

GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses totaled $4,192,100 for fiscal year 2007, representing a decrease of $356,600, or 8%, as compared to $4,548,700 for fiscal year 2006. General and administrative expenses equaled 11% and 14% respectively of net sales for fiscal years 2007 and 2006 respectively.

DOMESTIC OPERATIONS. General and administrative expenses for our Domestic Territory equaled $1,743,100 for fiscal year 2007, representing an increase of $81,900, or 5%, as compared to $1,661,200 for fiscal year 2006. The increase was primarily due increases in salaries.

EUROPEAN TERRITORY. General and administrative expenses for our European Territory equaled $2,449,000 in fiscal year 2007, representing a decrease of $438,500, or 15%, as compared to $2,887,500 for fiscal year 2006. The decrease was mainly due to decrease in the provision against bad debts due to a more conservative credit control.

RETAIL OPERATING EXPENSES: Retail operating expenses for fiscal year 2007 totaled $110,200, representing an increase of $13,000, or 13%, from $97,200 in fiscal year 2006. As a percentage of net sales, retail operating expenses were negligible for both fiscal year 2007 and 2006.

OTHER EXPENSES

Other expenses including interest expenses totaled $988,000 in fiscal year 2007, representing an increase of $5,200, or 1%, as compared to $982,800 in fiscal year 2006. Interest expense was $1,049,600 in 2007 as compared to $1,077,700 in 2006, a reduction of $28,100 or 3% in 2007.

INCOME TAXES

We incurred an income tax expense of $7,000 for fiscal year 2007, as compared to expense of $2,500 for fiscal year 2006 related to U.S.operations.

As a result of the accumulated losses in our U.S. operations we have determined that the deferred tax assets associated with our net operating loss carryforwards and investment tax credits may expire prior to utilization. We recorded a valuation allowance of $4,545,600 for deferred tax assets. We also have $68,433 of California Manufacturers' Investment Tax Credits that can be carried forward to reduce future taxes. These credits begin expiring in 2011.

NET LOSS

Our net loss for fiscal year 2007 was $384,000, a decrease of $1,046,600 as compared to a net loss of $1,430,600 for fiscal year 2006. After taking into account a positive foreign currency translation adjustment of $32,900 for fiscal year 2007 (negative adjustment of $6,000 for fiscal year 2006), our comprehensive fiscal year 2007 net loss was $351,100, as compared to a net loss of $1,436,600 in fiscal year 2006.

RETAIL SEGMENT

We operate brew pubs at Hopland and Saratoga Springs. Although sales revenues at the brew pubs, are not significant, $307,400 in 2007 and $221,300 in 2006, we view the pubs as a marketing opportunity for our products. The pubs serve our brews on tap and also sell logo merchandise. The Company also sells various items of apparel and memorabilia bearing the Company’s trademarks at its pubs, which creates further awareness of the Company’s beers and reinforces the Company’s quality image.

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

NET SALES

As used herein, the term "net sales" refers to gross sales less excise taxes. Overall net sales for fiscal year 2006 were $32,275,400, an increase of $983,600 or 3%, as compared to $31,291,800 in fiscal year 2005 mainly due to higher sales volume in the Domestic Territory.

DOMESTIC OPERATIONS: Net sales in the Domestic Territory totaled $12,149,400 in fiscal year 2006, compared to $11,125,500 for fiscal year 2005, representing an increase of $1,023,900 or 9%. Sales of beer for fiscal year 2006 increased by 6,923 barrels, to 65,969 barrels an increase of 12% as compared to 59,046 barrels in fiscal year 2005. The increase was due to increases in the sale of contract brands by 5,632 bbl., Company brands by 405 bbl. and Kingfisher Premium Lager by 886 bbl. During fiscal year 2006, we bottled 3,577 bbl. of cider products for California Cider Company on a contract basis compared to 2,919 bbl. in fiscal year 2005. We anticipate continuing to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah and Releta brewing facilities and anticipate that such contract brewing arrangements will continue to impact our net sales in the Domestic Territory.

EUROPEAN TERRITORY: Net sales in the Company's European Territory totaled $20,126,000 (£10,917,900) in fiscal year 2006, compared to $20,166,300 (£11,078,000) during fiscal year 2005. The decrease is attributed to exchange rate fluctuations. Net sales presented in U.S. dollars remained flat compared to fiscal year 2005, alternatively, when presented in pounds sterling, net sales decreased by 1% compared to fiscal year 2005. We sold 67,797 bbl. of beer in our European Territory during fiscal year 2006 as compared to 67,633 bbl. in fiscal year 2005.

COST OF GOODS SOLD:

Overall cost of goods sold during fiscal year 2006 was $23,063,300, as compared to $21,754,200 during fiscal year 2005, an increase of $1,309,100, or 6%. As a percentage of net sales, costs of goods sold was 72% in fiscal year 2006, as compared to 70% during fiscal year 2005. Such amounts are calculated in U.S. dollars, and do not take into account the effect of exchange rate fluctuations on the actual costs of goods sold in the Company's European Territory.

DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the Domestic Territory during fiscal year 2006 was 71%, as compared to 70% during the fiscal year 2005. The increase was due mainly to increased costs of raw materials and packaging materials and utilities due to increases in energy costs. We rely heavily on natural gas to operate brewing operations, and electricity to operate our bottling and refrigeration units. Any significant increase in our usage of natural gas or electricity or increases in price rates for these utilities could significantly impact our future operations.

EUROPEAN TERRITORY: As a percentage of net sales, cost of goods sold in the United Kingdom during fiscal year 2006 was 73%, as compared to 70% during fiscal year 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations). The percentage increase was mainly due to increased costs and fees we owed Shepherd Neame pursuant to the standard annual cost adjustment provisions under our production and distribution agreements with them and product mix. Such increases were not fully offset by comparable price increases in our products. When the market allows us to pass on price increases to the purchaser, we do so, but in uncertain markets, we absorb a portion of the costs.

GROSS PROFIT

As a result of increased costs of goods sold, gross profit for fiscal year 2006 (expressed in U.S. dollars) was approximately $9,212,100, a decrease of $325,500, or 3.4%, as compared to gross profit of $9,537,600 in fiscal year 2005. As a percentage of net sales, our overall gross profit during fiscal year 2006 decreased to 29%, as compared to 31% for fiscal year 2005.

OPERATING EXPENSES

Operating expenses for fiscal year 2006 totaled $9,657,400, a decrease of $396,600, or 4%, as compared to $10,054,000 for fiscal year 2005. Operating expenses consist of marketing and distribution expenses, general and administrative expenses, and retail operating expenses. As a percentage of net sales, such expenses decreased to 30% in fiscal year 2006, as compared to 32% in fiscal year 2005.

MARKETING AND DISTRIBUTION EXPENSES: Our marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and related costs. For fiscal year 2006, such expenses equaled $5,011,500, a decrease of $1,204,700 or 19.38%, as compared to $6,216,200 in fiscal year 2005. As a percentage of net sales, our marketing and distribution expenses decreased to 16% in fiscal year 2006, as compared to 20% in fiscal year 2005.

DOMESTIC OPERATIONS: Marketing and distribution expenses for the Domestic Territory in fiscal year 2006 equaled $1,117,900, a decrease of $249,500, or 18%, as compared to $1,367,400 in marketing and distribution expenses incurred during fiscal year 2005. Marketing and distribution expenses equaled 9% of Domestic Territory net sales during fiscal year 2006, as compared to 12% during fiscal year 2005. The decrease was mainly attributed to reduced salary and travel costs resulting from a reduction in headcount.

EUROPEAN TERRITORY: Marketing and distribution expenses in the European Territory during fiscal year 2006 equaled $3,893,600, a decrease of $955,200, or 20%, as compared to $4,848,800 during fiscal year 2005. As a percentage of net sales in the United Kingdom, such expenses increased to 19% during 2006, as compared to 34% during 2005 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate calculations). We ran a special advertising campaign in London in June and July of 2005 which was not repeated in the year 2006, resulting in a significant reduction in marketing costs. The decrease was also due to a decrease in headcount in the United Kingdom and associated reduced salary and travel costs and reduction in freight expenses due to lower sales volumes in the United Kingdom.

GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses totaled $4,548,700 for fiscal year 2006, representing an increase of $813,300, or 22%, as compared to $3,735,400 for fiscal year 2005. General and administrative expenses equaled 14% and 12% respectively of net sales for fiscal years 2006 and 2005 respectively.

DOMESTIC OPERATIONS. General and administrative expenses for our Domestic Territory equaled $1,661,200 for fiscal year 2006, representing a decrease of $149,400, or 8%, as compared to $1,810,600 for fiscal year 2005. The decrease was primarily due to a portion of common corporate overheads being transferred to UBSN and a reduction in legal expenses partly offset by increases in salaries and loan fees.

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

RETAIL OPERATING EXPENSES: Retail operating expenses for fiscal year 2006 totaled $97,200, representing a decrease of $5,200, or 5%, from $102,400 in fiscal year 2005.

OTHER EXPENSES

Other expenses totaled $982,800 in fiscal year 2006, representing an increase of $58,900, or 6%, as compared to $923,900 in fiscal year 2005. The increase in other expenses was mainly due to higher interest expenses associated with the increased amount of borrowings as well as due to increases in the prime lending rates in the United States.

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

NET LOSS

Our net loss for fiscal year 2006 was $1,430,600, an increase of $115,900, or 9%, as compared to a net loss of $1,314,700 for fiscal year 2005. After taking into account a foreign currency translation adjustment of $6,000 for fiscal year 2006 ($63,900 for fiscal year 2005), our comprehensive fiscal year 2006 net loss was $1,436,600, as compared to a net loss of $1,378,600 in fiscal year 2005.

RETAIL SEGMENT

We operate brew pubs at Hopland and Saratoga Springs. Although sales revenues at the brew pubs, are not significant, $221,300 in 2006 and $203,100 in 2005, we view the pubs as a marketing opportunity for our products. The pubs serve our brews on tap and also sell logo merchandise.

CASH FLOWS

Net cash provided (used) by operations was $1,292,400, $390,700, and $(309,600), respectively, for 2007, 2006 and 2005. During the year ended December 31, 2007, net cash provided by operating activities was primarily attributable to non cash expenses of $1,383,700 and decrease in receivables of $463,300. This was offset in part by net loss of $384,000, an increase in inventory of $131,700 and a net decrease of $99,100 in accounts payable and accrued liabilities. Non-cash expenses include depreciation, stock-based compensation and interest accrued on related party notes.

Net cash used in investing activities was $694,600, $946,800, and $523,900, respectively, for 2007, 2006 and 2005. Such funds were used primarily for purchases of equipment, furniture and leasehold improvements.

Net cash provided (used) by financing activities was $(656,600), $548,800, and $587,200, respectively, for 2007, 2006 and 2005. Net cash from financing activities is comprised of the net proceeds from debt financing. Such funds have been used to fund our purchases of equipment and other fixed assets, and our general and administrative costs in 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

Low production capacity utilization rates at our Ukiah and Saratoga Springs facilities and losses from European operations continue to place demands on our working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital. As a result we have entered into a substantial number of loans, lines of credit, other credit facilities, and lease agreements over the last several years. In order to continue our operations, we will have to make timely payments of our debt and lease commitments as they become due. Any breach of a loan or lease covenant which actually leads to default, or to an attempt by a creditor to exercise its rights against our tangible or intangible assets, could potentially make it difficult, at least in the short term, for us to continue our operations. As it has done in certain instances in the past, UBA has agreed to directly guaranty the operations of UBSN for the upcoming calendar year. Without such guaranty, the Company's cash flow concerns would be more troubling.

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

As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of December 31, 2007 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,000,900, for a total amount due of $2,916,300.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2007, the outstanding principal and interest on the UBA Notes was convertible into 1,944,198 shares of our Common Stock.

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

(For additional information on the Credit Agreement see "Item 13. Certain Relationships and Related Transactions -Master Line of Credit Agreement".)

GRAND PACIFIC FINANCING CORPORATION LOAN : On July 3, 2006, MBC obtained a $3.0 million loan from Grand Pacific, secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements. The loan is payable in monthly installments calculated on 25 years amortization basis  including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing June 28, 2011 with a balloon payment. The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan. Grand Pacific also collects on a monthly basis an amount of approximately $10,554 towards property taxes payable on the Ukiah property and pays such taxes when they become due.

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

SHEPHERD NEAME LOAN: Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for the Company's European Territory. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 to UBSN, repayable in annual installments of £60,000 per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year. (For more information about this loan see "Item 13. - Certain Relationships and Related Transactions — Loan Agreement Between UBSN and Shepherd Neame".)

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on our debts incurred in connection with the Domestic Territory was 10.01%% for fiscal year 2007 compared to 11.16% and 9.13% for fiscal years 2006 and 2005, respectively. For loans primarily associated with our European territory, the weighted average interest rates paid were 6.92%, 6.15% and 6.15% in fiscal years 2007, 2006 and 2005, respectively.

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

CURRENT RATIO: Our ratio of current assets to current liabilities on December 31, 2007 was 0.77 to 1.0 and our ratio of total assets to total liabilities was 1.16 to 1.0. On December 31, 2006 our ratio of current assets to current liabilities was 0.79 to 1.0 and our ratio of total assets to total liabilities was 1.17 to 1.0. On December 31, 2005, our ratio of current assets to current liabilities was 0.75 to 1.0 and our ratio of total assets to total liabilities was 1.33 to 1.0.

RESTRICTED NET ASSETS. Our wholly-owned subsidiary, UBI, had retained losses of approximately £312,800 as of December 31, 2007. Under UBSN's line of credit agreement with Royal Bank of Scotland, distributions and other payments from our subsidiaries to us are not permitted if the retained earnings drop below approximately £1,000,000.

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

OFF-BALANCE SHEET TRANSACTIONS. We are not a party to nor do we engage in any off-balance sheet transactions.

CONTRACTUAL OBLIGATIONS

The following chart sets forth our contractual obligations as of December 31, 2007.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Secured line of credit	$3,801,400	$3,801,400
Long Term Debt Obligations	4,227,000	254,400	$519,400	$3,453,200	$-
Capital Lease Obligations	119,300	69,500	49,800	-	-
Operating Lease Obligations	1,100,500	267,700	440,500	342,300	50,000
Purchase Obligations	-	-	-	-	-
Other Long Term Liabilities	3,511,500	119,100	238,200	3,154,300	-
Total	$12,759,800	$4,512,100	$1,247,900	$6,949,800	$50,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is set forth at Pages F-1 through F-29 to this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2007. Our principal executive and financial officers supervised and participated in the evaluation. Based on the evaluation, our principal executive and financial officers each concluded that our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s forms and rules as of December 31, 2007. However, the company has also identified areas requiring further improvement as identified below.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

   i.  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

   ii.  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

   iii.  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management concluded that we maintain appropriate internal control over financial reporting at December 31, 2007. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act .

In performing our assessment, we identified the risks that most likely affect reliable financial reporting and are most likely to have a material impact on the company’s financial statements, documented each business process within the risk area, determined the control points related to the business process and tested the design and effectiveness of each control. In addition to process (transactional) level controls, we evaluated entity level controls to determine if compensating controls mitigated any process level risks. Entity level controls include a broad range of non-transactional activities including account reconciliations, management review of results, the company’s Code of Conduct and Audit Committee review of practices and results.

SEC Release 33-8809 defines “material weakness” as a deficiency, or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s financial statement will not be prevented or detected on a timely basis. SEC release 33829 defines “significant deficiency” as a deficiency, or combination of deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

In summary, as a result of our first assessment of internal control over financial reporting, we identified a number of significant deficiencies in medium to low risk processes within high risk areas of financial statement control. Despite the existence of these significant deficiencies, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2007 in all material respects. In conjunction with this conclusion, our independent registered public accounting firm is not required to attest this year.

As of December 31, 2007, the following significant deficiencies in our internal control over financial reporting were identified:

1.  We did not formally document certain of the reviews conducted by the financial department in the processing and preparation of the company financial statements. These processes include journal entries, account reconciliations, consolidations, equity reconciliations, disclosure checklists and tax return preparation. The company plans to remediate these issues by formalizing it’s documentation of financial reviews.

   2. The company did not conduct sufficient testing in 2007 to satisfy Sox requirements as a non- accelerated filer. The company plans to remediate this issue during 2008.

   3.  Human Resource documents including job descriptions, employee handbooks, and reviews were not current. The company plans to remediate this issue during 2008.

   4.  The Whistleblower contact has not been established. The Whistleblower contact will be established in 2008, and the contact will be independent of management.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As this is our first report on internal control, none of the weaknesses identified above have been previously disclosed. As a result of implementing the assessment process over the internal control over financial reporting, we implemented various remediation measures to improve our financial reporting and disclosure controls.

We have enhanced our accounting procedures to review and monitor critical accounts and transactions on a timely basis. We are implementing a new ERP system to further improve controls.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE COMPANY

The following table sets forth the names, ages as of February 28, 2008, and certain information regarding each of the Company's current directors and executive officers:

Name	Age	Position(s)	Director Since**
Scott R. Heldfond	63	Director	2005
Michael Laybourn	69	Director	1993
Vijay Mallya, Ph.D.	52	Director and Chairman of the Board	1997
Jerome G. Merchant*+	46	Director	1997
Mahadevan Narayanan	50	Chief Financial Officer and Secretary	N/A
Sury Rao Palamand, Ph.D.*+	76	Director	1998
Kent D. Price*+	64	Director	1998
Yashpal Singh	62	Director, President and Chief Executive Officer	1997

**
All directors are elected by the Shareholders at the Annual Meeting to serve until the following Annual Meeting. Currently, there are no arrangements or understandings between any of the directors and any other person pursuant to which any director was or is to be selected as a director. The Company has entered into an employment agreement with the Company's Chief Executive Officer pursuant to which his term of employment has been extended until March 31, 2011. The Company's Chief Financial Officer and Chairman do not have any set date for the expiration of their respective terms of office.

*	Member of the Audit/Finance Committee.

+	Member of the Compensation Committee.

Mr. Scott Heldfond joined the Board in January 2005. He is a Director of NASDAQ Insurance Group, LLC, a national insurance brokerage and consulting firm owned by the NASDAQ Stock Market. Mr. Heldfond has also served as the Managing Partner of eSEED Capital, LLC, a technology-focused merchant banking firm since 1999. He also served as President and Chief Executive Officer of Frank Crystal & Co. of California, a New York-based insurance brokerage from 1995 to 1999, Chairman of Hales Capital LLC, an investment banking firm from 1994 to February 1997 and President of AON Real Estate & Investments. Mr. Heldfond also served as a Director of HomeGain, Inc (recently sold to Classified Ventures), a private venture backed company and UBICS, a NASDAQ traded firm that provides information technology staffing and solutions for domestic and international businesses. Mr. Heldfond has also served as a Director of Galoob Toys, which was the third largest toy manufacture before its sale to Hasbro. Mr. Heldfond holds an undergraduate degree from the University of California, Berkeley and a J.D. from the University of San Francisco Law School. He is a Commissioner and the President of the Health Services Commission of the City and County of San Francisco, in addition he serves as an advisor to or on the Board of Directors of a number of local, statewide, and national charitable and community service organizations. Mr. Heldfond is the Honorary Consul General to the U.S. for the Republic of Rwanda.

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

Vijay Mallya, Ph.D., became Chairman of the Board in October 1997 and was its Chief Executive Officer until January 2005. Dr. Mallya is Chairman of UBICS, Inc., United Breweries Limited, UB Engineering Limited, Mangalore Chemicals and Fertilizers Ltd., Herbertsons Limited, McDowell & Co. Ltd., and other affiliated companies (collectively the "UB Group"). United Breweries Limited and McDowell & Co., Ltd. are two of Asia's leading beer and spirits companies. The UB Group has annual sales in excess of U.S. dollars $1 billion. He also sits on the boards of several foreign companies and organizations including companies comprising the UB Group, The Institute of Economic Studies (India), and the Federation of the Indian Chamber of Commerce and Industries. Dr. Mallya was recently elected to serve as a member of the Upper House of the Indian Parliament. Dr. Mallya holds a Bachelor of Commerce degree from the University of Calcutta in India and an honorary Doctorate in Business Administration from California Southern University, Santa Ana.

Jerome G. Merchant became a director in October 1997 and was Chief Financial Officer of the Company from November 1997 to October 1998. Mr. Merchant currently served as the Strategic Planning Consultant to the Chairman's Office of the Company from July 1996 until January 2007. Mr. Merchant is currently a Managing Director with RSM EquiCo Capital Markets, LLC a mid market investment bank. He has over 20 years experience in investment banking and capital raising. Previously, he held executive positions at Citigroup and MetLife Investors. Mr. Merchant has advised the investment division and clients of Citibank, Smith Barney, Bank of America, Wells Fargo and U.S. Bank amongst others. In executive and strategic planning capacities, he has advised public and private companies and institutional and high-net worth investors. Between April 1993 and December 2003, Mr. Merchant served in various senior capacities for Cal Fed Investments, a wholly owned subsidiary of Cal Fed Bank. Previously, Mr. Merchant directed the West Coast capital raising for a private equity group making equity oriented management buyouts and strategic acquisitions. He received his B.S. degree in Managerial Economics-Finance from the University of California, at Davis.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the Forms 3, 4 and 5 furnished to the Company during and with respect to the year 2007, the Company is aware of one untimely filing by a Director, officer, or greater than 10% beneficial owner of the reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year. The untimely filing was a form 4 filed by Jerome Merchant on May 17, 2007 that was due on May 16, 2007.

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

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, and principal accounting officer. The Code of Ethics is posted on the Company's website at www.mendobrew.com. The Company intends to disclose future amendments to certain provisions of its Code of Ethics, or waivers of such provisions granted to executive officers and directors on its website within four (4) business days following the date of such amendment or waiver. Any person desiring a free copy of the Code of Ethics should send a written request to the Company's Secretary, N. Mahadevan at the Company's principal executive offices located at 1601 Airport Road, Ukiah, CA 95482.

DIRECTORS' NOMINATIONS

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company's board of directors.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the annual compensation of the principal executive officer and the only additional employee (the chief financial officer) whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2007.

None of these executive officers were issued any equity shares or stock options as compensation to date.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)*	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Yashpal Singh President and Chief Executive Officer	2007	189,000	40,825	-	-	-	-	32,976	262,801
	2006	150,000	46,900	-	-	-	-	19,006	215,906

Mahadevan Narayanan Chief Financial Officer and Corporate Secretary	2007	114,000	21,481	-	-	-	-	-	135,481
	2006	81,250	23,069	-	-	-	-		104,319

*	Other compensation of the Chief Executive Officer includes use of company vehicle, health care reimbursement for the executive and his immediate family and vacation reimbursement.

Compensation Narrative

The Compensation Committee of the Board of Directors (the "Committee") determines and administers the compensation for MBC's executive officers. The Committee reviews and determines all components of the executive officers' compensation, including making individual compensation decisions and reviewing and revising compensation guidelines as appropriate. The Committee also consults with the Chief Executive Officer regarding revisions to the compensation of the Chief Financial Officer and other non-executive employees, as appropriate.

The Company has entered into an Employment Agreement with its Chief Executive Officer that sets forth the term of his employment and provides for certain benefits. The Company does not currently have an employment agreement in place with its Chief Financial Officer, but may enter into an employment agreement with such executive officer in the future. The Company does not have any severance payment arrangements other than with the Chief Executive Officer. The Company has agreed to reimburse travel expenses for the Chief Executive Officer and his family to return to their home country upon the termination of the Chief Executive Officer's employment with the Company. In addition, if the Chief Executive Officer is terminated prior to the expiration of a twelve-month notice period, he is entitled to be paid an amount equal to his remaining unpaid compensation for the remainder of the period. The Company does not have any payment arrangements that would be triggered by a "change in control" of the Company. The Company also does not maintain any retirement plan programs or provide the executive officers with any benefits following their retirement or termination from the Company.

Total compensation for the Chief Executive Officer consists of base salary, annual cash bonus payments, health benefits for the executive officer and their immediate dependent family members, key person life insurance, use of company vehicle and vacation reimbursement.

Elements of Compensation

Base Salary

The Committee establishes executive officers' base salaries on an annual basis. Historically approximately 25% of the cash compensation paid to the Chief Executive Officer and Chief Financial Officer, respectively, was paid in the form of a bonus rather than as salary due to the lack of sufficient available working capital during certain periods. Given the Company's stock performance and financial situation, there is currently no salary component directly tied to the Company's stock price nor to its financial performance.

Annual Cash Bonus

The compensation packages for the Chief Executive Officer and the Chief Financial Officer also contain a component providing for payment of annual cash bonuses. Given the working capital constraints of the Company in the past, the Committee historically determined that a percentage of the cash compensation of the executive officers would be in the form of annual cash bonuses that could be disbursed following the completion of the applicable fiscal year.

Perquisites and Personal Benefits

In addition to salary and annual bonus, the total compensation of the Company's Chief Executive Officer includes perquisites and personal benefits. The types of perquisites and personal benefits awarded to the Chief Executive Officer were determined when each such officer commenced employment with the Company and are substantially of the same nature as the perquisites provided to such executive officer by previous employers. The perquisites available to the executive officers consist of: use of company vehicles, health care reimbursement for the executive officer and his immediate family, reimbursement of certain specified vacation expenses and life insurance).

Equity Plans

The Company does not currently maintain any equity compensation plans for or provide any form of equity compensation to its executive officers.

Retirement Plans

The Company does not currently maintain any retirement plans, nor does it provide any post-retirement benefits to any of its employees (including its executive officers).

DIRECTORS' COMPENSATION
FOR THE YEAR 2007

Dr. Vijay Mallya, Chairman of the Board, is paid $120,000 per year by MBC for services rendered as Chairman, and £70,000 per year (approximately $140,140 in U.S. dollars at average exchange rate for the year 2007) by UBI for promoting the Company’s products in the European territory outside the United Kingdom.

Until December 31, 2006, Jerome Merchant received $48,000 per year as a consultant to the Chairman’s office, therefore he was not paid any remuneration for attending meetings of the Board and Board committees. Effective January 1, 2007, Mr. Merchant receives remuneration applicable to independent directors for attending meetings of the Board and Board committees.

Directors who are not in receipt of fixed remuneration from the Company receive fees for their service as a director consisting of payments in the amount of $3,000 per Board meeting and $1,000 per committee meeting attended by such director. The following table provides details of directors' compensation for the year 2007.

Name	Fees earned of Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)
Dr.Vijay Mallya	260,140
Kent Price	-	24,000	*	-	-	-	-	24,000
Sury Rao Palamand	-	19,000	**	-	-	-	-	19,000
Jerome Merchant	-	24,000	*	-	-	-	-	24,000
Scott Heldfond	-	22,000	#	-	-	-	-	22,000
Michael Laybourne	-	14,000	##	-	-	-	-	14,000

*
Fee for attending three board meetings and four committee meetings calculated at $3,000 per board meeting and $1,000 per committee meeting, to be compensated in the form of Company’s common stock calculated at $0.39 per share being the average value of the stock during the year 2007.

**
Fee for attending two board meetings and two committee meetings calculated at $3,000 per board meeting and $1,000 per committee meeting, to be compensated in the form of Company’s common stock calculated at $0.39 per share being the average value of the stock during the year 2007.

#
Fee for attending three board meetings and two committee meetings calculated at $3,000 per board meeting and $1,000 per committee meeting, to be compensated in the form of Company’s common stock calculated at $0.39 per share being the average value of the stock during the year 2007.

##
Fee for attending one board meeting calculated at $3,000 per board meeting, to be compensated in the form of Company’s common stock calculated at $0.39 per share being the average value of the stock during the year 2007.

Stockawards also include ad hoc compensation of $11,000 to Messieurs Heldfond, Laybourn Merchant, Palamand and Price in the form of common stock of the Company calculated at the rate of $0.22 per share based on the trading value of the stock on the date of issuance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock as of December 31, 2007, for (a) each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock or Series A Preferred Stock; (b) each director; and (c) all directors and executive officers of the Company as a group. Except as otherwise noted, the Company believes that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and Address	Shares Beneficially Owned (1)	Approximate Percentage
COMMON STOCK
United Breweries of America, Inc. 1050, Bridge way, Sausalito, CA 94965	3,087,818 (2)	25.7%
Inversiones Mirabel S.A. Hong Kong Bank Building 6th Floor, Samuel Lewis Avenue P O Box 6-4298, El Dorado Panama City, Panama	5,500,000 (2)	45.9%
United Breweries (Holdings) Limited. 100/1, Richmond Road, Bangalore - 560 025, India	8,587,818 (3)	71.6%
H. Michael Laybourn +	416,948	3.5%
Vijay Mallya	8,587,818 (4)	71.6%
Kent D Price c/o Parker Price Venture Capital, Inc. 101, California Street Suite 2830 San Francisco, CA 94111	274,907	2.3%
Sury Rao Palamand, Ph.D. +	240,065	2.0%
Jerome G. Merchant+	155,665	1.3%
Yashpal Singh+	--	--
Scott R. Heldfond +	93,505	*
N. Mahadevan	--	--
All Directors and executive officers as a group (8 persons)	9,768,908 (5)	81.5%

SERIES A PREFERRED STOCK
H. Michael Laybourn +	6,100	2.7%
All Directors and executive officers as a group (8 persons)	6,100	2.7%

*Amount represents less than 1% of the outstanding securities of the class.
+ 1601 Airport Road, Ukiah, CA 95402

(1) Applicable percentages of ownership are based on 11,991,686 shares of Common Stock outstanding.

(2) Does not include 1,944,198 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement (For additional information, see "Item 13. Certain Relationships and Related Transactions"). UBHL is the ultimate beneficiary of substantially all of the shares owned by both UBA and Inversiones.

(3) Includes all shares held by the Company's two largest shareholders, UBA and Inversiones. UBHL is the beneficial owner of UBA and Inversiones because they are both controlled by Rigby International Corp., a company registered in the British Virgin Island with its primary offices at Vanterpool Plaza, 2nd Floor, Wickhams Cay I, Road Town, Tortola, British Virgin Island 2 and its mailing address c/o CAS SA, 12-14 Avenue, Riverdil, CH-1260, Lyon, Switzerland, which in turn is a wholly-owned subsidiary of UBHL. Such amount does not include 1,944,198 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement.

(4) Includes all shares indirectly held by UBHL. Does not include 1,944,198 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnotes (2) and (3) above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(5) Does not include shares which may be obtained upon the conversion of the Notes described in footnotes (2) and (3), above.

CHANGES IN CONTROL

There are no arrangements currently known to the Company which may result in a change in control of the Company at a future date.

DIRECTORS' EQUITY COMPENSATION PLAN

The Company's Directors' Compensation Plan reserved an aggregate of 500,000 shares of the Company's unregistered Common Stock to be issued to Directors. Each Director is entitled to receive only that number of shares that is equal to such Director's amount of cash compensation that he otherwise would have received for attending Board and Board committee meetings. A Board meeting is valued at $3,000 per meeting and a Board committee meeting is valued at $1,000 per meeting. The Common Stock is to be valued at the average of the daily fair market values over the relevant calendar year, provided that the price per share will never be lower than the fair market value on the date of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During fiscal years 2007 and 2006, the Company was a participant in the following transactions in which (i) the amount involved exceeded the lesser of (A) $120,000, or (B) one percent of the Company's total assets at year end for the last two completed fiscal years and (ii) a related person had or will have a direct or indirect material interest:

Master Line of Credit Agreement

On August 31, 1999, the Company and United Breweries of America, Inc. ("UBA") entered into a Master Line of Credit Agreement, which was subsequently amended on April 28, 2000, and February 12, 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000.

UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, and one separate advance with a principal amount of $400,000 on terms substantially similar to those of the Credit Agreement, each pursuant to an eighteen-month promissory note, (collectively, the "UBA Notes"). Interest accrued on the UBA Notes at an interest rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America in San Francisco, California, or (ii) ten percent (10%). The maturity dates of the UBA Notes have been extended until June 30, 2008.

As of February 29, 2008, the aggregate outstanding principal amount of the UBA Notes is $1,915,400, and the accrued but unpaid interest thereon is equal to approximately $1,028,800. The entire amount of the outstanding principal and accrual but unpaid interest is convertible into shares of common stock of the Company at a conversion price of $1.50 per share. As of the date of this report, United Brewers of America beneficially owns approximately 25.7% of the Company's outstanding Common Stock (excluding any shares issuable upon the conversion of the UBA Notes) and the Company's Chairman, Dr. Vijay Mallya, is also the Chairman of the board of UBA. During both the years 2007 and 2006, the largest aggregate amount of principal outstanding was 1,915,400  No principal or interest was paid during either 2007 or 2006, respectively.

In July 2001, the Company entered into a Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., a Delaware corporation affiliated with UB Limited, pursuant to which the Company obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. Under its terms, this agreement will remain in effect for so long as the Distribution Agreement (described below) between UBI and UBSN remains in effect. Currently, that Agreement is scheduled to expire in October 2013.

Because the Company's Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the Board of UB Limited, the transactions represented by these license agreements may be deemed to be related party transactions.

Shepherd Neame, Ltd.

As described more fully below, the Company's principal European subsidiary, UBSN, is a party to a Brewing Agreement and a Loan Agreement with Shepherd Neame. Shepherd Neame and the Company may be deemed to be related parties, because Mr. R.H.B. Neame (Shepherd Neame's Chairman of the Board) was also a director of the Company until 2004, and Mr. David Townshend (a senior Shepherd Neame employee) was serving as the President of UBSN (pursuant to an agreement between UBSN and Shepherd Neame) and was also a director of the Company until 2004.

Brewing Agreement

On October 9, 1998, UBI and UBSN entered into a Brewing Agreement with Shepherd Neame, and on October 24, 2001, this agreement was amended by a Supplemental Agreement (together, the "Brewing Agreement").

The Brewing Agreement, which was entered into (and amended) in conjunction with the Loan Agreement described below, grants to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, and with respect to the distribution of such products elsewhere in the European Territory. UBI and UBSN further agreed that they would require any other distributor of such products (subject to applicable laws and regulations) to obtain such products directly from a company related to UBI or its subsidiaries and to refrain from seeking customers, or establishing a distribution network for such products, in the United Kingdom. In exchange, Shepherd Neame agreed to brew and/or supply Kingfisher Premium Lager and related products to UBSN for destinations within (and, with the consent of Shepherd Neame, outside) the United Kingdom. The price UBSN pays to Shepherd Neame for brewing Kingfisher Premium Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Premium Lager and other factors. For 2007, the purchases from Shepherd Neame by UBSN equaled approximately $16,235,100 at the average exchange rate in effect during 2007. For 2006, the purchases from Shepherd Neame by UBSN equaled approximately $14,589,300 at the average exchange rate in effect during 2006.

Loan Agreement

Concurrently with the Brewing Agreement described above, UBSN and Shepherd Neame entered into a Loan Agreement, under which on or about October 24, 2001, Shepherd Neame advanced to UBSN £600,000 (the full amount available under the Loan Agreement), at a fixed interest rate of 5%, for general corporate purposes. This loan is payable in ten annual installments of £60,000 each, commencing on June 30, 2003 and continuing on each anniversary thereof until the Loan is fully repaid. Any remaining balance of principal or interest will become due and payable (and the loan will terminate) on June 30, 2013. It would be an event of default under the Loan Agreement, and the lender would have the right, at will, not only to cancel the Loan Agreement and accelerate all sums due under it, but also to terminate the Brewing Agreement, if UBSN were to terminate or default under the Brewing Agreement, or if either of the License Agreements that UBI and UBSN have entered into with UB Limited are terminated (except in accordance with their terms or in connection with the parties' entry into an equivalent Brewing Agreement). The aggregate amount of principal paid during each of 2007 and 2006 was (pounds) 60,000 or $120,100 and $110,600 at the average exchange rate during 2007 and 2006, respectively.

Distribution Agreement

UBI entered into a Distribution Agreement with its wholly-owned subsidiary UBSN on October 9, 1998. Under this agreement, which was subsequently amended by a Supplemental Agreement dated as of October 24, 2001 (together, the "Distribution Agreement"), UBI granted UBSN an exclusive sublicense for the distribution of all lager and other beer products brewed or prepared for sale in the Company's European Territory, and a sublicense to use the Kingfisher trademark and trade name, to manufacture, package, market, distribute, and sell beer and other products using the Kingfisher trademark and logo, and to enter into a Brewing License Agreement described below. The Distribution Agreement, which also requires UBSN to pay UBI a royalty fee of 50 British pence (approximately $1.00 at the average exchange rates in effect during fiscal year 2007) for every 100 liters (26 gallons) of beer brewed for sale in the European Territory, will expire (unless its term is extended) in October 2013. The royalty due to UBI for the year 2007 was approximately $79,200. The royalty due to UBI for the year 2006 was approximately $44,000.

Market Development Agreement

Effective October 26, 2001, the Company and UBSN entered into a Market Development, General and Administrative Services Agreement (the "Market Development Agreement"), under the terms of which UBSN engaged the Company to perform a variety of advertising, promotional, and other market development activities in the United States, in connection with Kingfisher beer and related consumer products (the "Products"), provide certain legal and business management support services to UBSN, and provide assistance with the establishment and management of distribution channels for the Products in the United States. In consideration for the services received under this agreement, UBSN agreed to pay the Company's service fees amounting in the aggregate to $1,500,000 over the period from 2001 through 2003. Such payments have been made in full and no additional payments are anticipated to be made in the future. The Company and UBSN agreed to extend the agreement for an additional five (5) year period.

Brewing License Agreement

Concurrently with the Market Development Agreement described above, the Company entered into a Brewing License Agreement with UBSN, under the terms of which UBSN granted to the Company an exclusive license to brew and distribute Kingfisher Premium Lager in the United States, in exchange for a royalty, payable to UBSN, of eighty cents ($0.80) for each case of Kingfisher Premium Lager brewed by the Company under this agreement. The Company and UBSN agreed to extend the agreement for a further period of five years. The royalty due to UBSN pursuant to the Brewing License Agreement for the year 2007 was approximately $101,700. The royalty due to UBSN pursuant to the Brewing License Agreement for the year 2006 was approximately $102,200.

DIRECTOR INDEPENDENCE

The Board of Directors of the Company has determined that the following directors qualify as "independent" in accordance with the published listing requirements of NASDAQ: Mr. Heldfond, Mr. Layborn, Mr. Palamand, Mr. Merchant and Mr. Price. Mr. Singh is not "independent" because he is an employee of the Company. Dr. Mallya is not independent since he has received payments in excess of $60,000 from the Company during the last three (3) fiscal years.

The NASDAQ rules have both objective tests and a subjective test for determining who is an "independent director". The objective tests provide that a director is not considered independent if he (i) is an employee of the Company (or has been in the past three (3) years; (ii) has accepted (or a family member has accepted) compensation from the Company in excess of $100,000 during any twelve (12) consecutive months within the preceding three (3) year period (subject to certain exceptions); (iii) has a family member that was employed as an executive officer of the Company during the past three (3) years; (iv) is (or a family member is) a controlling shareholder or an executive officer of an organization to which the Company made or received payments that exceed the greater of (a) five percent (5%) of the recipient's consolidated gross revenues for that year or (b) $200,000 for the current year or the preceding three (3) years. The subjective test is based on the standard that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

COMPANY RELATIONSHIPS

UBA and Inversiones own 25.7% and 45.9% of the outstanding shares of the Company's common stock respectively.  UBA has also advanced to the Company a principal amount of $1,915,400 under separate convertible notes. As of December 31, 2007 the principal amount outstanding on the notes together with the accrued interest is convertible into 1,944,198 shares of common stock. Because UBHL is the ultimate parent of both UBA and Inversiones, UBHL is the ultimate beneficiary of 71.6% the shares of common stock of the Company. Refer to "Item 12 - Security ownership of certain beneficial owners and management and related stockholder matters" above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has appointed PMB Helin Donovan, L.L.P. ("PMB"), formerly Pohl, McNabola, Berg & Company, LLP, as its independent auditors to perform the audit of the Company's financial statements for the year 2007.

AUDIT FEES. The aggregate fees billed by PMB for the audit of the Company's annual consolidated financial statements for the year ended December 31, 2007 was $90,000; fees of an additional $39,000 were billed to the Company during 2007 in connection with PMB’s review of interim financial statements in connection with the Company's Quarterly Reports on Form 10-Q for that year. Such fees represented approximately 90% of the total fees for services rendered to the Company by PMB during 2007.

The aggregate fees billed by PMB for the audit of the Company's annual consolidated financial statements for the year ended December 31, 2006 was $90,000; fees of an additional $45,685 were billed to the Company during 2006 in connection with PMB’s review of interim financial statements in connection with the Company's Quarterly Reports on Form 10-Q for this year. Such fees represented approximately 90% of the total fees for services rendered to the Company by PMB during 2006.

AUDIT RELATED FEES. PMB did not bill any amount in fees for assurance or related services to the Company in 2007 or 2006.

TAX FEES. The aggregate fees billed during 2007 for tax products and services related to the preparation of the Company's tax returned provided by PMB, other than those described in the foregoing paragraphs, was $15,000. Such fees represented approximately 10% of the total fees for services rendered to the Company by PMB during 2007.

The aggregate fees billed during 2006 for tax products and services related to the preparation of the Company's tax returned provided by PMB, other than those described in the foregoing paragraphs, was $15,000. Such fees represented approximately 10% of the total fees for services rendered to the Company by PMB during 2006.

ALL OTHER FEES. During the years 2007 and 2006, PMB did not bill the Company for any amount other than those mentioned above.

All audit and other services performed by PMB on behalf of the Company are approved in advance by the Company's audit committee.

The Company is not aware that any significant amount of the work done during the course of the audits of the Company's 2007 and 2006 Financial Statements was performed by persons other than full-time, permanent, employees of PMB.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:

(1)	Audited financial statements and financial statement schedules

Report of PMB Helin Donovan., LLP, Independent Registered Auditors

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flow for the Years Ended December 31, 2007, 2006, and 2005

Notes to Financial Statements

(2)
FINANCIAL STATEMENT SCHEDULES. The financial statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K are listed above. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

(3)	LIST OF EXHIBITS.

Exhibit Number		Description of Document

3.1	(T)	Articles of Incorporation of the Company, as amended.

3.2	(T)	Bylaws of the Company, as amended.

10.1		[Intentionally omitted]

10.2		[Intentionally omitted]

10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.

10.4		[Intentionally omitted]

10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.

10.6		[Intentionally omitted]

10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).

10.8	(D)	Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.

10.9		[Intentionally omitted]

10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.

10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).

10.12		[Intentionally omitted]

10.13		[Intentionally omitted]

10.14		[Intentionally omitted]

10.15	(I)	Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.

10.16		[Intentionally omitted]

10.17		[Intentionally omitted]

10.18		[Intentionally omitted]

10.19	(K)	Investment Agreement with United Breweries of America, Inc.

Exhibit Number		Description of Document
10.20		[Intentionally omitted]

10.21	(K)	Registration Rights Agreement Among the Company, United Breweries of America, Inc., H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.

10.22	(L)	Indemnification Agreement with Vijay Mallya.

10.23	(L)	Indemnification Agreement with Michael Laybourn.

10.24	(L)	Indemnification Agreement with Jerome Merchant.

10.25	(L)	Indemnification Agreement with Yashpal Singh.

10.27	(L)	Indemnification Agreement with Robert Neame.

10.28	(L)	Indemnification Agreement with Sury Rao Palamand.

10.29	(L)	Indemnification Agreement with Kent Price.

10.30		[Intentionally omitted]

10.31		[Intentionally omitted]

10.32		[Intentionally omitted]

10.33		[Intentionally omitted]

10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.

10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.

10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.

10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.

10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.

10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.

10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.

10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.

10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.

10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000.

10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.

10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.

10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.

Exhibit Number		Description of Document
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.

10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.

10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.

10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.

10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.

10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.

10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited. and UBSN, Ltd.

10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited. and UBSN, Ltd.

10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.

10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.

10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.

10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.

10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.

10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.

10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.

10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.

10.64		[Intentionally omitted]

10.65		[Intentionally omitted]

10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.

10.67		[Intentionally omitted]

10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of August 14, 2004.

10.69		[Intentionally omitted]

Exhibit Number		Description of Document
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.

10.71		[Intentionally omitted]

10.72		[Intentionally omitted]

10.73		[Intentionally omitted]

10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.

10.75		[Intentionally omitted]

10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.

10.77		[Intentionally omitted]

10.78		[Intentionally omitted]

10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.

10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.

10.81		[Intentionally omitted]

10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.

10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.

10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.

10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.

10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.

10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.

10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.

10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007.

10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007

10.91	*	Employment Agreement of Yashpal Singh (Management Contract)

14.1	(V)	Code of Ethics

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	*	Certification of Chief Executive Officer Pursuant to U.S.C. 1350

32.2	*	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

* Filed herewith.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.

(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(GG)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(b)	Exhibits Attached The following Exhibits are attached to this Annual Report on Form 10-K:

10.91  Employment Agreement of Yashpal Singh (Management Contract)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

Pursuant to the requirements of Section 13 or 15(d) f the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:	/s/ Yashpal Singh
Yashpal Singh Its President and Chief Executive Officer

Date: March 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

(Registrant) MENDOCINO BREWING COMPANY, INC.

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
DECEMBER 31, 2007 AND 2006

MENDOCINO BREWING COMPANY, INC.

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED
DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Mendocino Brewing Company, Inc.
Ukiah, California

We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc. (“MBC”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years ending December 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBC, Inc. as of December 31, 2007 and 2006 and the consolidated results of their operations and their consolidated cash flows for the years ending December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP
San Francisco, California
March 28, 2007

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current Assets
Cash	$339,700	$345,900
Accounts receivable, net of allowance for doubtful accounts of $52,600 and $60,500, respectively	7,411,400	7,818,300
Inventories	1,461,200	1,329,500
Prepaid expenses	585,800	671,400
& #160 ;
Total Current Assets	9,798,100	10,165,100
& #160 ;
Property and Equipment (net of accumulated depreciation)	13,218,300	13,446,000
& #160 ;
Other Assets
Deposits and other assets	313,600	302,300
Intangibles, (net of amortization)	47,600	53,900
& #160 ;
Total Other Assets	361,200	356,200
& #160 ;
Total Assets	$23,377,600	$23,967,300
& #160 ;
LIABILITIES AND STOCKHOLDERS' EQUITY
& #160 ;
Current Liabilities
Secured lines of credit	$3,801,400	$3,934,300
Accounts payable	7,167,800	7,164,300
Accrued liabilities	1,309,100	1,312,800
Current maturities of notes to related parties	119,100	117,500
Current maturities of obligation under long-term debt	254,400	236,500
Current maturities of obligation under capital lease	69,500	83,100
& #160 ;
Total Current Liabilities	12,721,300	12,848,500
& #160 ;
Long-Term Liabilities
Notes to related parties including accrued interest of $1,000,900 and $818,000, respectively	3,392,500	3,321,000
Long term debt, less current maturities	3,972,600	4,226,700
Obligations under capital leases, less current maturities	49,800	65,600
& ;amp ;#16 0;
Total Long-Term Liabilities	7,414,900	7,613,300
& ;amp ;#16 0;
Total Liabilities	20,136,200	20,461,800
& ;amp ;#16 0;
Stockholders' Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 11,991,686 and 11,628,174 shares issued and outstanding	14,902,300	14,815,300
Accumulated comprehensive income	157,300	124,400
Accumulated deficit	(12,045,800)	(11,661,800)
& #160 ;
Total Stockholders' Equity	3,241,400	3,505,500
& #160 ;
Total Liabilities and Stockholders' Equity	$23,377,600	$23,967,300

The accompanying notes are an integral part of these financial statements.

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDING DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Sales	$37,774,500	$32,948,900	$31,927,300
Less excise tax	956,800	673,500	635,500

Net Sales	36,817,700	32,275,400	31,291,800

Cost of Goods Sold	26,342,800	23,063,300	21,754,200

Gross Profit	10,474,900	9,212,100	9,537,600

Operating Expenses
Retail operating	110,200	97,200	102,400
Marketing	5,561,600	5,011,500	6,216,200
General and administrative (1)	4,192,100	4,548,700	3,735,400

Total Operating Expenses	9,863,900	9,657,400	10,054,000

Income (Loss) from Operations	611,000	(445,300)	(516,400)

Other Income (Expense)
Miscellaneous income	68,400	89,900	60,600
Profit (loss) on sale of equipment, net	(6,800)	5,000	(6,000)
Interest expense	(1,049,600)	(1,077,700)	(978,500)

Total Other Income (Expense)	(988,000)	(982,800)	(923,900)

Income (Loss) before Income Taxes	(377,000)	(1,428,100)	(1,440,300)

Provision for (Benefit from) Income Taxes	7,000	2,500	(125,600)

Net Income (Loss)	(384,000)	(1,430,600)	(1,314,700)

Other Comprehensive Income (Loss) Foreign currency translation adjustment	32,900	(6,000)	(63,900)

Comprehensive Income (Loss)	$(351,100)	$(1,436,600)	$(1,378,600)

Net Income (Loss) per common share (basic and diluted)	$(0.03)	$(0.12)	$(0.11)

Weighted average common shares outstanding (basic and diluted)	$11,855,369	$11,512,479	$11,472,213

(1) Includes $103,000, $32,000, and $44,000 of stock based compensation, for 2007, 2006, and 2005, respectively..

The accompanying notes are an integral part of these financial statements.

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDING DECEMBER 31, 2007, 2006 AND 2005

	Series A				Other
	Preferred		Common		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income/(Loss)	Deficit	Equity
Balance December 31, 2004	227,600	$227,600	11,266,874	$14,648,600	$194,300	$(8,916,500)	$6,154,000

Stock issued for accrued compensation	-	-	207,040	98,700	-	-	98,700
Net loss	-	-	-	-	-	(1,314,700)	(1,314,700)
Currency translation adjustment	-	-	-	-	(63,900)	-	(63,900)

Balance December 31, 2005	227,600	$227,600	11,473,914	$14,747,300	$130,400	$(10,231,200)	$4,874,100

Stock issued for accrued compensation	-	-	154,260	68,000	-	-	68,000
Net loss	-	-	-	-	-	(1,430,600)	(1,430,600)
Currency translation adjustment	-	-	-	-	(6,000)	-	(6,000)

Balance December 31, 2006	227,600	$227,600	11,628,174	$14,815,300	$124,400	$(11,661,800)	$3,505,500

Stock issued for compensation	-	-	363,512	87,000	-	-	87,000
Net loss	-	-	-	-	-	(384,000)	(384,000)
Currency translation adjustment	-	-	-	-	32,900	-	32,900

Balance December 31, 2007	227,600	$227,600	11,991,686	$14,902,300	$157,300	$(12,045,800)	$3,241,400

The accompanying notes are an integral part of these financial statements.

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDING DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(384,000)	$(1,430,600)	$(1,314,700)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,097,800	1,017,800	903,700
Provision for doubtful accounts	(8,300)	-	10,200
Loss (gain) on sale of assets	6,800	(5,000)	6,000
Interest accrued on related party notes	182,900	181,200	142,100
Non-cash compensation	103,000	32,000	44,000
Deferred income tax	-	-	(122,900)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	463,300	73,500	702,600
(Increase) decrease in inventories	(131,700)	(178,100)	34,000
(Increase) decrease in prepaid expenses	92,400	(71,400)	(229,800)
(Increase) decrease in deposits and other assets	(25,700)	273,700	59,400
Increase in accounts payable	(73,400)	1,039,300	47,400
Increase (decrease) in accrued liabilities	(30,700)	(541,700)	(464,200)
Decrease in income taxes payable	-	-	(127,400)

Net cash provided by (used in) operating activities	1,292,400	390,700	(309,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(730,400)	(988,200)	(600,900)
Proceeds from sale of fixed assets	35,800	41,400	77,000

Net cash used in investing activities:	(694,600)	(946,800)	(523,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing (repayment) on line of credit	(167,600)	(148,200)	706,400
Borrowings on long term debt	-	4,180,900	-
Repayment on long-term debt	(236,200)	(2,628,300)	(285,300)
Borrowings on related party debt	-	-	400,000
Repayment on related party debt	(120,100)	(110,600)	(91,000)
Proceeds from notes payable	-	350,000	-
Repayment of notes payable	-	(926,200)	-
Payments on obligations under long term leases	(132,700)	(168,800)	(142,900)

Net cash provided by (used in) financing activities:	(656,600)	548,800	587,200

EFFECT OF EXCHANGE RATE CHANGES ON CASH	52,600	105,500	(32,600)

Net Change in Cash	(6,200)	98,200	(278,900)

Cash at beginning of period	345,900	247,700	526,600

Cash at end of period	$339,700	$345,900	$247,700

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$866,700	$896,500	$836,400
Income taxes	$7,000	$2,500	$-

Non-cash investing and financing activities:
Common stock issued for prior year compensation	$32,000	$68,000	$98,700
Seller financed equipment	$112,200	$44,600	$216,400

The accompanying notes are an integral part of these financial statements.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Basis of Presentation and Organization

The financial statements for the fiscal years ended December 31, 2007, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

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

Concentration

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of the Company's cash and cash equivalents are deposited with large commercial banks in the US and the UK. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of accounts receivable including the current credit-worthiness of each customer. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2007, the Company maintained a reserve of $52,600 of potentially doubtful accounts receivable. Bad debt expenses totaled $393,200, $679,300, and $49,100 for the years ended December 31, 2007, 2006, and 2005 respectively.

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
DECEMBER 31, 2007

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

Intangibles

Intangibles consist of, trade names, trademarks, and other intangibles. Purchased trademarks are initially measured based on their fair values. Trademarks include purchased trademarks, brand names, logos or other recognizable symbols associated with the Company's products. Trademarks are not amortized because they have indefinite lives. Intangibles that are amortized are deferred financing costs. Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, Goodwill and other Intangibles, but are tested for impairment on an annual basis. The carrying amount of intangibles not subject to amortization is $47,600 for December 31, 2007 and 2006.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1. Description of Operations and Summary of Significant Accounting Policies (continued)

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. Deferred financing costs were $311,300, and the related accumulated amortization at December 31, 2007 and 2006 was $82,600 and $32,700, respectively. Amortization of deferred financing costs charged to operations was $49,900 for the year ended December 31, 2007 and $54,300 for the year ended December 31, 2006 and $2,700 for the year December 31, 2005. The Company will continue to amortize these fees until 2011. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Impairment of Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows are less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2007, 2006 and 2005, the Company recorded no impairment losses related to an intangible asset.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. The Company's cash deposits are placed with major financial institutions in the US and UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $307,700 in cash deposits and $5,768,000 of accounts receivable due from customers located in the United Kingdom as of December 31, 2007.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes.” The Interpretation requires that realization of an uncertain income tax position must be estimated as "more likely than not" (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the Interpretation requires the recognition of tax benefits recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. MBC adopted the Interpretation in the first quarter 2007.

Revenue Recognition

The Company recognizes revenue from the brewing and distribution operations in accordance with SAB 104 when the product is shipped. The Company recognizes revenue from product sales, net of discounts.

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
DECEMBER 31, 2007

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

The Company has adopted EITF - 01-09 “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products)”. This EITF requires that certain cash consideration paid to customers for services or placement fees are to be reported as a reduction in revenue rather than as an expense. The Company reports these items on the income statement as a reduction in revenue and as a corresponding reduction in marketing and selling expenses.

Revenues from the brewpub and gift store are recognized when sales have been completed.

Excise Taxes

The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing less than 2.0 million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18 per barrel for each barrel in excess of 60,000. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. Sales as presented in the Company’s statements of operations, reflect the amount invoiced to the Company’s wholesalers and other customers. Excise taxes due to federal and state agencies are not collected from the Company’s customers, but rather are the responsibility of the Company. Net sales, as presented in the Company’s statements of operations, are reduced by applicable federal and state excise taxes.

Discounts

To further promote retail bottled product sales and in response to local competitive conditions, the Company regularly offers “post-offs,” or price discounts, to distributors in most of its markets. Distributors and retailers usually participate in the cost of these price discounts.

Seasonality

Sales of the Company’s products are somewhat seasonal, with the first and fourth quarters historically being the slowest and the rest of the year generating stronger sales. The volume of sales may also be affected by weather conditions. Because of the seasonality of the Company’s business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1. Description of Operations and Summary of Significant Accounting Policies (continued)

Taxes Collected From Customers

Taxes collected from customers and remitted to tax authorities are state and federal excise taxes on beer shipments. Excise taxes are shown in a separate line item in the consolidated statement of operations as reduction of gross sales. Sales taxes collected from customers are recognized as a liability, with the liability subsequently reduced when the taxes are remitted to the tax authority. Total sales taxes collected from customers and remitted to tax authorities were not material in 2007, 2006 and 2005.

Delivery Costs

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the company reports pass-through freight costs on beer shipped to independent beer wholesalers in cost of sales. Reimbursements of these costs by wholesalers are reported in sales.

Non-pass-through costs incurred by the Company to deliver beer to customers are included in marketing, distribution and administrative expenses. These costs are considered marketing related because in addition to product delivery, drivers provide marketing and other customer service functions to customers including product display, shelf space management, distribution of promotional materials, and product rotation. Shipping costs included in marketing expense totaled $927,300, $879,100, and $929,100 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

On January 1, 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting for share-based awards under APB 25 for periods beginning in 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of the beginning of the Company’s current year. The Company’s financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

In 2007, 2006 and 2005, the Company did not grant any options or warrants, and all options outstanding were vested and no stock options were outstanding as of December 31, 2007.

Stock-based Compensation - Non-employees

The company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No 123(R) and Emerging Issues Task Force (“EITF”) No 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

Basic and Diluted Earnings (Loss) per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share for 2007, 2006 and 2005, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses. The following table sets forth the computation of basic and diluted net loss per common share:

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1. Description of Operations and Summary of Significant Accounting Policies (continued)

Basic and Diluted Earnings (Loss) per Share (continued)

	Year Ended December 31,
	2007	2006	2005
Net income (loss) - available to common shareholders	$(384,000)	$(1,430,600)	$(1,314,700)
Weighted average common shares outstanding: Basic and diluted	11,855,369	11,512,479	11,472,213
Total shares outstanding at end of period	11,991,686	11,628,174	11,473,914
Net income (loss) per common share: Basic and diluted	$(0.03)	$(0.12)	$(0.11)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Year Ended December 31,
	2007	2006	2005
Options to purchase common stock	-	240,385	240,385
Potential equivalent shares excluded	-	240,385	240,385

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

Cash at UBIUK was translated at exchange rates in effect at December 31, 2007, 2006 and 2005, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1. Description of Operations and Summary of Significant Accounting Policies (continued)

Advertising

Advertising costs are expensed as incurred and were $1,369,900, $1,094,100 and $2,239,700 for the years ended December 31, 2007, 2006, and 2005.

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
DECEMBER 31, 2007

1. Description of Operations and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), or SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D is capitalized as an intangible asset and amortized over its estimated useful life.  We are required to adopt the provisions of SFAS No. 141(R) beginning with our fiscal quarter ending April 26, 2009.  SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. Generally, the effect of SFAS 141(R) will depend on future acquisitions.

Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for noncontrolling interest (minority interest) in a subsidiary, provides guidance on the accounting for and reporting of the deconsolidation of a subsidiary, and increases transparency through expanded disclosures. Specifically, SFAS 160 requires the recognition of minority interest as equity in the consolidated financial statements and separate from the parent company’s equity. It also requires consolidated net earnings in the consolidated statement of earnings to include the amount of net earnings attributable to minority interest. This statement will be effective for the Company as of the beginning of fiscal year 2009. Early adoption is not permitted. We are presently evaluating the impact of the adoption of SFAS 160 and believe there will be no material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2. Liquidity and Management Plans

At December 31, 2007, the Company had cash and cash equivalents of $339,700, a working capital deficit of $2,923,200 and an accumulated deficit of $12,045,800. Additionally, the Company has a history of past losses as infrastructure and marketing costs were incurred in advance of obtaining customers. However the Company did have income from operations of $611,000 for the year 2007, and cash from operations of $1,292,400 for the year 2007.

Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through December 31, 2008, including reductions in discretionary expenditures. In addition, Company’s majority shareholder issued a letter of support to provide financial assistance when required. The Company would also seek additional capital infusion to support operations. Management believes that these actions will enable the Company to meet its working capital needs through December 31, 2008.

3. Inventories

Inventories, consisting of materials, materials overhead, labor, and manufacturing overhead, are stated at the lower of average cost or market (net realizable value) and consist of the following at December 31:

	2007	2006
Raw materials	$601,000	$481,900
Work-in-progress	177,200	199,600
Finished goods	647,200	630,000
Merchandise	35,800	18,000
	$1,461,200	$1,329,500

4. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2007	2006
Machinery and equipment	$13,614,800	$12,956,600
Buildings	7,202,300	7,202,300
Equipment under capital lease	6,300	6,300
Land	810,900	810,900
Leasehold improvements	1,432,400	1,432,400
Vehicles	373,000	424,600
Furniture and fixtures	183,800	176,900
Equipment in progress	106,300	5,900
	23,729,800	23,015,900
Less: Accumulated depreciation and amortization	(10,511,500)	(9,569,900)
	$13,218,300	$13,446,000

The Company has property and equipment located in the United Kingdom with a net book value of approximately $1,990,100 as of December 31, 2007. Amortization of assets under capital leases is included in depreciation and amortization expense.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

5. Line of Credit and Note Payable

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

The Company retains the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Balance Sheets as receivable at December 31, 2007, are account balances totaling $1,713,400 of uncollected receivables collateralized to the financial institution under this facility. The amount outstanding on this line of credit as of December 31, 2007 was approximately $1,313,500.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers. The initial term of the facility is for a period of one year after which the facility can be terminated by either party by providing the other party a notice of six months. The facility carries an interest rate of 1.38% above RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of December 31, 2007 was approximately $2,487,900.

6. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	2007	2006
Note to a financial institution, payable in monthly installment of $18,200, plus interest at one month LIBOR plus 5.25% with a balloon payment of $544,600 in June 2011; secured by substantially all assets of the Releta Brewing Company and Mendocino Brewing Company excluding real property at Ukiah.	$1,289,000	$1,506,900

Note to a financial institution, payable in monthly installment of $23,200 including interest at prime plus 1.75% with a balloon payment of approximately $2,845,900 in June 2011. (net of discount of $25,900), secured by property in Ukiah, CA.	2,938,000	2,956,300
	4,227,000	4,463,200
Less current maturities	254,400	236,500
	$3,972,600	$4,226,700

Payments due during Year Ending December 31,
2008	$254,400
2009	258,000
2010	261.400
2011	3,453,200
2012 and thereafter	-
$4,227,000

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

7. Capital Lease Obligations

The Company leases certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2007, are as follows:

Year Ending December 31,
2008	$81,000
2009	37,600
2010	18,700
2011 and thereafter	-
137,300
Less amounts representing interest	(18,000)
Present value of minimum lease payments	119,300
Less current maturities	(69,500)
Non-current leases payable	$49,800

8. Notes to Related Party - Subordinated

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America (UBA), with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The notes are convertible into common stock at $1.50 per share. The notes have been extended until June 2008. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette Business Credit, Inc., both maturing in June 2011. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the above facilities are repaid. Accordingly, the entire amount due of $2,916,300 and $2,733,400 as of December 31, 2007 and 2006 under the notes is classified as a long term liability. The notes include $1,000,900 and $818,000 of accrued interest at December 31, 2007 and 2006.

Notes payable also includes an unsecured loan from Shepherd Neame Limited to UBSN Limited payable in annual installment of $119,100 with interest at 5% per year beginning June 2003 and maturing June 2012. The amounts outstanding, under this loan as of December 31, 2007 and 2006 were $595,300 and $705,100 respectively.

Payments due during Year Ending December 31,
2008	$119,100
2009	119,100
2010	119,100
2011	3,035,300
2012	119,000
Thereafter	-
$3,511,600

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

9. Profit-Sharing Plan

Subsequent to December 31, 2004, the Company terminated its profit sharing plan. Contributions to the Plan were made at the discretion of the Board of Directors, and any contributions vested over a six year period. The plan covered substantially all full-time employees that met certain minimum age and service requirements. No contributions were made to the Plan for the years ended December 31, 2007, 2006, and 2005.

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

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2015 and provide for renewal options ranging from month-to-month to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on similar properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay certain costs (real estate taxes, insurance and repairs).

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; land at its Saratoga Springs, New York, facility; a building in the United Kingdom; and certain personal property. The land lease includes a renewal option for two additional five-year periods, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index. The leases begin expiring in 2008. Rent expense charged to operations was $220,600, $212,800, and $206,600 for the years ended December 31, 2007, 2006, and 2005.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

10.	Commitments and Contingencies (continued)

Operating Leases (continued)

Future minimum lease payments under these agreements are as follows:

Year Ending December 31,
2008	$267,700
2009	228,600
2010	211,900
2011	188,700
2012	153,600
Thereafter	50,000
$1,100,500

Keg Management Agreement

In September 2004, the Company renewed the keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee between $5 and $15, depending on the applicable territory. The agreement is effective for five years ending in September 2009. If the agreement is terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. The Company expects to continue this relationship. Rental expense associated with this agreement was $55,500, $62,300, and $65,500 for the years ended December 31, 2007, 2006, and 2005.

11. Related-Party Transactions

The Company conducts business with United Breweries of America (UBA), which owns approximately 74% of the Company's common stock through common ownership. Additionally, UBSN Limited has significant transactions, amounting to 10.7% of sales in the year ending December 31, 2007, with Shepherd Neame, Ltd., which is a related party to a former Board member. The Company also had transactions with AUBI, a company affiliated with one of the Board members. The following table reflects balances outstanding and the value of the transactions with these related parties for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
TRANSACTIONS
Sales to Shepherd Neame Ltd.	$4,058,800	$3,255,300	$2,871,100
Purchases from Shepherd Neame Ltd.	16,235,100	14,589,300	14,108,500
Expenses reimbursement to Shepherd Neame Ltd.	1,251,200	1,105,300	1,143,300
Interest expenses associated with UBA notes (see note 8)	182,900	181,200	142,100
Interest paid to Shepherd Neame Ltd. (see note 6)	33,000	35,900	40,500
ACCOUNT BALANCES
Accounts payable and accrued liabilities to Shepherd Neame Ltd.	5,776,700	5,575,000	4,080,400
Accounts receivable and prepayments to Shepherd Neame Ltd.	1,065,300	781,900	629,700
Amounts payable to AUBI	20,000	20,000	20,000

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

12. Major Customers

Sales to the top five customers totaled $9,420,000, $8,032,600, and $7,610,500 for the years ended December 31, 2007, 2006, and 2005, which represents 25%, 24%, and 24% of sales for the years ended December 31, 2007, 2006, and 2005.

13. Stockholders' Equity

Independent outside members of the Board of Directors are compensated for attending Board of Directors and committee meetings through the issuance of common stock. Expenses related to this compensation totaled $103,000, $32,000, and $44,000 for the years ended December 31, 2007, 2006, and 2005. In July 2007, the Company issued 113,512 shares of its unregistered common stock to independent outside directors totaling $32,000 in accrued compensation and 250,000 shares of its unregistered common stock totaling to $55,000 as compensation.

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

The exercise price of incentive options was no less than the fair-market value of the Company's stock at the date the option was granted, while the exercise price of non-statutory options was no less than 85% of the fair-market value per share on the date of grant. Options granted to a person possessing more than 10% of the combined voting power of all classes of the Company's stock had an exercise price of no less than 110% of the fair-market value of the Company's stock at the date of grant. During 2002, 240,385 non-statutory stock options with a five-year term were issued to the independent members of the Board of Directors at the market price on the date of grant. All stock options outstanding were non-statutory, and issued with a five year term and were fully vested on date of grant. Therefore, there was no stock compensation expense in 2005, 2006, or 2007. The exercise price of the options outstanding as of December 31, 2006 was $0.52 per share. The 240,835 options expired in January 2007.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

14. Stock Option Plan (continued)

The following table summarizes the number of options granted and exercisable and the weighted average exercise prices:

	Shares under option	Weighted-average exercise price	Weighted-average remaining life
Balance at December 31, 2004	340,385	$0.73

Options granted	-	$-
Options expired	(100,000)	$1.25
Balance at December 31, 2005	240,385	$0.52	1.1

Options granted	-	$-	-
Options expired	-	$-	-
Balance at December 31, 2006	240,385	$0.52	0.1

Options granted	-	$-	-
Options expired	(240,385)	$0.52
Balance at December 31, 2007	-	$-	-

All 240,385 options outstanding at December 31, 2006 and 2005 were exercisable.

Current year ended December 31, 2007

In conjunction with the adoption of SFAS 123(R), the Company elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123. Share-based compensation expense related to stock options was nil for the year ended December 31, 2007, 2006, and 2005.

Share-based compensation expense (related to common stock granted to members of the Board of Directors) reduced the Company’s results of operations for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006	2005
Loss from continuing operations before income taxes	$(103,000)	$(32,000)	(44,000)
Loss from continuing operations after income taxes	(103,000)	(32,000)	(44,000)
Cash flows from operations	103,000	32,000	44,000
Cash flows from financing activities	-	-	-
Basic and Diluted EPS	$(0.01)	$(0.00)	(0.00)

During the year ended December 31, 2007, the Company granted no performance based options to executives and senior management.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

14. Stock Option Plan (continued)

The following is a summary of changes to outstanding stock options during the fiscal year ended December 31, 2007:

	Number of Share	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2006	240,385	$0.52	0.1	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(240,385)	$0.52	-	-
Outstanding at December 31, 2007	-	-	-	-
Vested and expected to vest at December 31, 2007	-	-	-	-
Options exercisable at December 31, 2007	-	$-	-	$-

Prior to the adoption of Statement of Financial Accounting Standards No. 123(R) “Accounting for Stock-Based Compensation-Revised “(SFAS 123(R)), at January 1, 2006, the Company would not have recognized compensation expense for employee share-based awards, when the price of such awards equaled the market price of the underlying stock on the date of the grant. The Company previously had adopted the provisions of Statement of SFAS 123 as amended by SFAS 148, “Accounting for Stock Based Compensation, Transition and Disclosure” (SFAS 148) through disclosure only.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

2005
Net income (loss) - as reported	$(1,314,700)
Compensation expense - APB 25	-
Compensation expense - SFAS 123	-
Net income (loss) - pro forma	$(1,314,700)
Income (loss) per share - pro forma	$(0.11)

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Total options under the Plan at December 31, 2005, comprised the following:

Option Exercise Price	Number Outstanding as of December 31, 2005	Weighted Average Remaining Contractual life (Years)	Number Exercisable as of December 31, 2005
$0.52	240,385	1.1	240,385

Total options under the Plan at December 31, 2006, comprised the following:

Option Exercise Price	Number Outstanding as of December 31, 2006	Weighted Average Remaining Contractual life (Years)	Number Exercisable as of December 31, 2006
$0.52	240,385	0.1	240,385

15. Income Taxes

The accumulated losses during the past in the U.S. operations has resulted in the Company determining that the deferred tax assets associated with net operating loss carryforwards and investment tax credits may expire prior to utilization. The Company recorded a valuation allowance of $4,545,600 for deferred tax assets. The Company also has $68,433 of California Manufacturers' Investment Tax Credits that can be carried forward to reduce future taxes. These credits begin expiring in 2011.

	2007	2006	2005
Provision for income taxes
US Federal	$-	$-	$-
US States	7,000	2,500	1,800
United Kingdom	-	-	(127,400)
Current provision	7,000	2,500	(125,600)
Change in deferred income taxes	-	-	-
Total provision for income taxes	$7,000	$2,500	$(125,600)

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

15. Income Taxes (continued)

The difference between the actual income tax provision and the tax provision computed by applying the statutory US Federal and United Kingdom income tax rates to earnings before taxes is attributable to the following:

	2007	2006	2005
US Federal income tax expense (benefit) at 34%	$42,700	$24,800	$(110,700)
US State income tax expense (benefit)	11,100	6,500	(28,800)
United Kingdom income tax expense (benefit)	(150,800)	(450,300)	(296,800)
Other	(341,100)	38,200	(31,500)
Change in valuation allowance	445,100	383,300	342,200
Total	$7,000	$2,500	$(125,600)

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	2007	2006	2005
Benefit of net operating loss carryforwards	$5,116,500	$4,956,200	$4,295,700
Undistributed earnings of UBIUK	(454,800)	(448,900)	(393,900)
Investment in UBIUK	349,000	349,900	358,100
Depreciation and amortization	(523,000)	(871,900)	(670,000)
Other	57,900	115,200	127,300
Subtotal	4,545,600	4,100,500	3,717,200
Less valuation allowance	(4,545,600)	(4,100,500)	(3,717,200)
Total	$-	$-	$-
Change in valuation allowance	$445,100	$383,300	$342,200

The Company has net operating losses available for carry forward. The US Federal net operating losses total approximately $12,376,000 and expire beginning 2013 and ending in 2027. The US state operating losses total approximately $1,563,000 and expire beginning 2012 and ending 2027. The Company’s United Kingdom operating losses total approximately $2,568,000 and they do not expire.

Tax years that remain open for examination by the Internal Revenue Service include 2004, 2005, 2006, and 2007 (expected to be filed in 2008), and by the State of California include 2003 through 2007. In addition, tax years from 1997 to 2003 may subject to examination by the Internal Revenue Service to the extent that the Company utilizes the net operating losses from those years in its current or future year tax returns.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

16. Segment Information

The Company's business presently consists of three segments. The first is brewing for wholesale to distributors and other retailers. This segment accounted for 39%, 38%, and 36% of the Company's gross sales during 2007, 2006 and 2005. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe. This segment accounted for approximately 61%, 61%, and 63% of the Company's gross sales during 2007, 2006, and 2005. The third segment consists of beer for sale along with merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery and at Saratoga Springs brewery. This segment accounted for less than one percent of the Company's gross sales during 2007, 2006 and 2005. A summary of each segment is as follows:

	Year Ended December 31,2007
	Brewing Operations	Tavern & Tasting Room	Distributor Operations	Corporate and Other	Total
Sales	$14,593,100	$307,400	$22,874,000	$-	$37,774,500
Operating income (Loss)	726,600	77,700	(193,300)	-	611,000
Identifiable assets	12,619,500	69,900	8,458,800	2,229,400	23,377,600
Depreciation and amortization	510,900	4,300	582,600		1,097,800
Capital expenditures	166,700	-	665,000	-	831,700

	Year Ended December 31,2006
	Brewing Operations	Tavern & Tasting Room	Distributor Operations	Corporate and Other	Total
Sales	$12,601,600	$221,300	$20,126,000	$-	$32,948,900
Operating income (Loss)	753,400	45,700	(1,244,400)	-	(445,300)
Identifiable assets	12,784,200	61,600	8,768,800	2,352,700	23,967,300
Depreciation and amortization	505,600	4,600	480,300	27,300	1,017,800
Capital expenditures	327,200	-	705,600	-	1,032,800

	Year Ended December 31,2005
	Brewing Operations	Tavern & Tasting Room	Distributor Operations	Corporate and Other	Total
Sales	$11,557,900	$203,100	$20,166,300	$-	$31,927,300
Operating income (Loss)	168,200	32,300	(716,900)	-	(516,400)
Identifiable assets	12,670,400	63,400	7,864,800	1,868,800	22,557,400
Depreciation and amortization	465,200	4,900	401,600	32,000	903,700
Capital expenditures	34,200	-	753,600	-	787,800

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

17. Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBI, has retained losses of approximately $625,100 as of December 31, 2007. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earnings drop below approximately $1,984,300. Condensed financial information of the parent company, Mendocino Brewing Company, Inc., is as follows:

Balance Sheets	2007	2006
Assets
Cash	$32,000	$55,700
Accounts receivable	1,643,400	1,727,500
Inventories	1,461,200	1,329,500
Other current assets	192,800	209,100
Total current assets	3,329,400	3,321,800

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	11,228,200	11,526,800
Other assets	361,200	349,900
Total assets	$16,143,800	$16,423,500

Liabilities
Line of credit and note payable	$1,313,500	$1,363,600
Accounts payable	1,270,900	1,333,000
Accrued liabilities	510,500	494,900
Current maturities of debt and leases	261,500	246,200
Total current liabilities	3,356,400	3,437,700

Intercompany payable	753,900	1,079,800
Long-term debt and capital leases	3,972,600	4,233,700
Notes payable to related party	2,916,300	2,733,400
Total liabilities	10,999,200	11,484,600

Stockholders' equity
Common stock	14,902,300	14,815,300
Preferred stock	227,600	227,600
Accumulated deficit	(9,985,300)	(10,104,000)
Total stockholders' equity	5,144,600	4,938,900
Total Liabilities and stockholders' equity	$16,143,800	$16,423,500

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

17. Unrestricted Net Assets (continued)

Statement of Operations	2007	2006	2005
Net sales	$13,943,700	$12,149,400	$11,125,500
Cost of goods sold	10,209,400	8,576,200	7,737,000
Selling, marketing, and retail expenses	1,288,600	1,215,100	1,469,800
General and administrative expenses	1,743,100	1,661,200	1,810,600
Income from operations	702,900	696,900	108,100

Other income and (expense)
Interest expenses	(760,600)	(832,000)	(760,800)
Other income	179,300	208,100	329,100
Provision for taxes	4,400	(2,500)	(1,800)
	(576,900)	(626,400)	(433,500)
Net income (loss)	$125,700	$70,500	$(325,400)

Statements of Cash Flows	2007	2006	2005
Cash flows from operating activities	$760,400	$(65,500)	$(426,300)
Cash flow from investing activities
Purchase of property and equipment	(166,700)	(327,200)	(34,200)
Proceeds from sale of assets	4,400	11,000	-
Net cash from investment activities	(162,300)	(316,200)	(34,200)
Cash flow from financing activities
Net borrowing (repayment) on line of credit	(50,100)	(241,200)	52,100
Borrowing on long-term debt	4,180,900	4,180,900	-
Repayment of long-term debt	(236,200)	(2,628,300)	(285,300)
Proceeds from note payable	-	350,000
Repayment of notes payable	-	(926,200)	-
Payment on obligation under capital lease	(9,600)	(69,500)	(122,900)
Net change in inter company payable	(325,900)	(239,800)	142,100
Proceeds from related party	-	-	400,000
Net cash flow from financing activities	(621,800)	425,900	186,000
Cash, beginning of year	55,700	11,500	286,000
Cash, end of year	$32,000	$55,700	$11,500

Cash dividend received from subsidiary	$-	$-	$149,900