Form 10-K/A
period 2007-12-31
MENDOCINO BREWING CO INC
filed 2008-04-14
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") amends the Annual Report for Mendocino Brewing Company, Inc. filed on Form 10-K for the year ended December 31, 2007, as initially filed with the Securities & Exchange Commission (the "SEC") on March 31, 2008 (the "Original Report"). This Amendment No. 1 corrects typographical errors in the date of the Report of Independent Registered Public Accounting Firm and the date of the signature pages of the Original Report. Except as described above, no other changes have been made in this Amendment No. 1 that modify or update other disclosure presented in the Original Report.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:	/s/ YASHPAL SINGH
Yashpal Singh Its President and Chief Executive Officer

Date: April 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:
Dr. Vijay Mallya Director and Chairman of the Board

By:	/s/ YASHPAL SINGH
Yashpal Singh Its President, Director and Chief Executive Officer

Date: April 14, 2008

By:	/s/ SCOTT R. HELDFOND
Scott R. Heldfond, Director

Date: April 14, 2008

By:	/s/ JEROME G. MERCHANT
Jerome G. Merchant, Director

Date: April 14, 2008

By:	/s/ N. MAHADEVAN
N. Mahadevan Its Secretary and Chief Financial Officer

Date: April 14, 2008

By:	/s/ H.MICHAEL LAYBOURN
H. Michael Laybourn, Director

Date: April 14, 2008

By:	/s/ KENT PRICE
Kent Price, Director

Date: April 14, 2008

By:	/s/ SURY RAO PALAMAND
Sury Rao Palamand, Director

Date: April 14, 2008

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

PMB Helin Donovan, LLP
San Francisco, California
March 28, 2008

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current Assets
Cash	$339,700	$345,900
Accounts receivable, net of allowance for doubtful accounts of $52,600 and $60,500, respectively	7,411,400	7,818,300
Inventories	1,461,200	1,329,500
Prepaid expenses	585,800	671,400
Total Current Assets	9,798,100	10,165,100
Property and Equipment (net of accumulated depreciation)	13,218,300	13,446,000
Other Assets
Deposits and other assets	313,600	302,300
Intangibles, (net of amortization)	47,600	53,900
Total Other Assets	361,200	356,200
Total Assets	$23,377,600	$23,967,300
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Secured lines of credit	$3,801,400	$3,934,300
Accounts payable	7,167,800	7,164,300
Accrued liabilities	1,309,100	1,312,800
Current maturities of notes to related parties	119,100	117,500
Current maturities of obligation under long-term debt	254,400	236,500
Current maturities of obligation under capital lease	69,500	83,100
Total Current Liabilities	12,721,300	12,848,500
Long-Term Liabilities
Notes to related parties including accrued interest of $1,000,900 and $818,000, respectively	3,392,500	3,321,000
Long term debt, less current maturities	3,972,600	4,226,700
Obligations under capital leases, less current maturities	49,800	65,600
Total Long-Term Liabilities	7,414,900	7,613,300
Total Liabilities	20,136,200	20,461,800
Stockholders' Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 11,991,686 and 11,628,174 shares issued and outstanding	14,902,300	14,815,300
Accumulated comprehensive income	157,300	124,400
Accumulated deficit	(12,045,800)	(11,661,800)
Total Stockholders' Equity	3,241,400	3,505,500
Total Liabilities and Stockholders' Equity	$23,377,600	$23,967,300

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