Form 10-Q
period 2008-03-31
MENDOCINO BREWING CO INC
filed 2008-05-13
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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

(707) 463-2087
(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

(check one)

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of May 8, 2008 is 11,991,686.

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$382,400	$339,700
Accounts receivable, net of allowance for doubtful accounts of $64,600 and $52,600, respectively	7,449,100	7,411,400
Inventories	1,703,300	1,461,200
Prepaid expenses	526,900	585,800
Total Current Assets	10,061,700	9,798,100

Property and Equipment	13,259,500	13,218,300

Other Assets
Deposits and other assets	328,900	313,600
Intangibles	47,600	47,600
Total Other Assets	376,500	361,200

Total Assets	$23,697,700	$23,377,600

Liabilities and Stockholders' Equity
Current Liabilities
Secured lines of credit	$4,247,800	$3,801,400
Accounts payable	6,764,800	7,167,800
Accrued liabilities	1,380,400	1,309,100
Current maturities of notes to related parties	119,100	119,100
Current maturities of obligations under long-term debt	268,000	254,400
Current maturities of obligations under capital leases	73,100	69,500
Total Current Liabilities	12,853,200	12,721,300

Long-Term Liabilities
Notes to related parties including accrued
interest of $1,037,700 and $1,000,900, respectively	3,429,700	3,392,500
Long term debt, less current maturities	3,896,900	3,972,600
Obligations under capital lease less current maturities	69,300	49,800
Total Long-Term Liabilities	7,395,900	7,414,900

Total Liabilities	20,249,100	20,136,200

Stockholders' Equity
Preferred stock, Series A, no par value, with aggregate liquidation preference of $227,600;10,000,000 shares authorized,
227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value: 30,000,000 shares authorized,
11,991,686 shares issued and outstanding	14,902,300	14,902,300
Accumulated other comprehensive income	203,700	157,300
Accumulated deficit	(11,885,000)	(12,045,800)
Total Stockholders' Equity	3,448,600	3,241,400

Total Liabilities and Stockholders' Equity	$23,697,700	$23,377,600

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS and
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Sales	$9,128,700	$8,420,400
Less excise taxes	226,000	162,300
Net Sales	8,902,700	8,258,100
Cost of goods sold	6,409,400	5,767,900
Gross Profit	2,493,300	2,490,200
Operating Expense
Marketing	1,152,700	1,106,500
General and administrative	960,100	936,900
Total Operating Expense	2,112,800	2,043,400

Income from operations	380,500	446,800

Other income (expense)
Miscellaneous income	12,300	6,800
Interest expense	(228,500)	(263,200)
Total Other Expense	(216,200)	(256,400)

Income before income taxes	164,300	190,400

Provision for income taxes	(3,500)	(3,300)

Net Income	160,800	187,100

Foreign currency translation gain (loss)	46,400	(16,300)

Comprehensive Income	$207,200	$170,800

Net Income per common share (basic and diluted)	$0.01	$0.02

Weighted average common shares outstanding
Basic and Diluted	11,991,686	11,628,174

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$160,800	$187,100
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	270,800	270,000
Allowance for doubtful accounts	11,900	(28,700)
Interest accrued on related party debt	36,800	46,000
Changes in:
Accounts receivable	(63,600)	378,400
Inventories	(242,100)	(204,200)
Prepaid expenses	59,000	192,100
Deposits and other assets	(15,000)	28,900
Accounts payable	(405,000)	(743,200)
Accrued liabilities	71,500	(77,500)
Net cash (used in) provided by operating activities	(114,900)	48,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and leasehold improvements	(244,300)	(122,100)
Net cash used in investing activities	(244,300)	(122,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on line of credit	444,300	(123,200)
Repayment on long-term debt	(62,100)	(60,100)
Payments on obligations under long term leases	(27,000)	(20,600)
Net cash provided by (used in) financing activities	355,200	(203,900)

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	46,700	(11,700)

NET CHANGE IN CASH	42,700	(288,800)

CASH, beginning of period	339,700	345,900

CASH, end of period	$382,400	$57,100

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,500	3,300
Interest	$191,700	$217,200
Non-cash investing and financing activities:
Seller financed equipment	$50,100	$-

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

The Company's UK subsidiary, UBIUK, is a holding company for UBSN Limited ("UBSN"). UBSN is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe. The distributorship is located in Faversham, Kent in the United Kingdom.

Principles of Consolidation

The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiaries, Releta Brewing Company, LLC and UBIUK. All inter-company balances, profits and transactions have been eliminated.

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

Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period.

SIGNIFICANT ACCOUNTING POLICIES (continued)

There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2008 compared to what was previously disclosed in the Company's Annual Report on 10-K/A for the year ended December 31, 2007.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007.  On February 6, 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities.  The adoption of SFAS No. 157 did not have any material impact on the Company’s results of operations or financial position.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations.  SFAS No. 159 also establishes additional disclosure requirements.  The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption.  The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. Deferred financing costs were $311,300, and the related accumulated amortization at March 31, 2008 was $98,100. Amortization of deferred financing costs charged to operations was $16,300 for the quarters ended March 31, 2008 and 2007. The Company will continue to amortize these fees until 2011. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. Substantially all of the Company's cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $325,700 in cash deposits and $5,486,500 of accounts receivable due from customers located in the United Kingdom as of March 31, 2008.

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

Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce the deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized. Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, a full valuation allowance has been provided against net deferred tax assets. Tax expense has taken into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

Stock-Based Compensation

The Company follows SFAS 123(R), “Share Based Payment”, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values.

During the three months ended March 31, 2008 and 2007, the Company did not grant any options or warrants and no stock options were outstanding as of March 31, 2008.

Basic and Diluted Earnings per Share

In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share and diluted earnings per share for the three months ended March 31, 2008, and March 31, 2007:

	2008	2007
Net income	$160,800	$187,100
Weighted-average number of common shares outstanding	11,991,686	11,628,174
Incremental shares from the assumed conversion of convertible notes payable	-	-
Dilutive potential common shares	11,991,686	11,628,174
Net earnings per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

The following securities were not included in the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	2008	2007
Convertible subordinated notes	1,968,766	1,852,960
	1,968,766	1,852,960

Foreign Currency Translation

The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at March 31, 2008 and December 31, 2007, and the statements of operations were translated at the average exchange rates for each of the three months ended March 31, 2008 and 2007. Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity. Cash at UBIUK was translated at exchange rates in effect at March 31, 2008 and December 31, 2007, and its cash flows were translated at the average exchange rates for each of the three months ended March 31, 2008 and 2007. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

The components of other comprehensive income for the three months ended March 31, 2008 and 2007 are reflected as a separate item in the statements of operations.

Reportable Segments

The Company manages its operations through two business segments: brewing operations, including tavern and tasting room operations (domestic) and distributor operations (international). The international business segment sells the Company's products outside the U.S.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. The FSP amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.

The FSP also requires the following incremental disclosures for renewable intangible assets:

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

•	The entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset

•	For intangible asset renewed or extended during the period:

•	For entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

The FSP is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, the FSP would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for a calendar year company). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of the FSP. The Company is currently evaluating the impact that the adoption of this FSP will have on its consolidated financial statements.

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

Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for noncontrolling interest (minority interest) in a subsidiary, provides guidance on the accounting for and reporting of the deconsolidation of a subsidiary, and increases transparency through expanded disclosures. Specifically, SFAS 160 requires the recognition of minority interests as equity in the consolidated financial statements and separate from the parent company’s equity. It also requires consolidated net earnings in the consolidated statement of earnings to include the amount of net earnings attributable to minority interests. This statement will be effective for the Company as of the beginning of fiscal year 2009. Early adoption is not permitted. The Company believes there will be no material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2. Liquidity and Management Plans

At March 31, 2008, the Company had cash and cash equivalents of $382,400, a working capital deficit of $2,791,500, and an accumulated deficit of $11,885,000. Additionally, the Company has a history of past losses as infrastructure costs were incurred in advance of obtaining revenues.

Management has taken several actions that it believes will allow the Company to have sufficient cash for its working capital needs through March 31, 2009, including reductions in discretionary expenditures. In addition, the Company’s majority shareholder issued a letter of support to provide financial assistance when required to UBSN. The Company may also seek additional capital infusions, if necessary to support operations. Management believes that these actions will enable the Company to meet its working capital needs through March 31, 2009.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	31-Mar-08	31-Dec-07
Raw Materials	$576,600	$601,000
Beer-in-process	250,300	177,200
Finished Goods	852,300	647,200
Merchandise	24,100	35,800
TOTAL	$1,703,300	$1,461,200

4. Line of Credit and Note Payable

In November 2006, Marquette Business Credit, Inc. ("Marquette") provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2011. The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Relata's eligible inventory located in the US. This facility carries interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of March 31, 2008 was approximately $1,588,800.

The Company retains the right to recall any of the collateralized receivables under the Marquette line of credit, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Company's balance sheets as Accounts receivable at March 31, 2008, are account balances totaling $2,007,300 of uncollected accounts receivables collateralized to Marquette under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers. The initial term of the RBS facility was for a one year period. Currently, the facility may be terminated by either party by providing the non-terminating party with six months notice. The RBS facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on the RBS line of credit as of March 31, 2008 was approximately $2,659,000.

5. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	March 31, 2008	December 31, 2007
Note to a financial institution, payable in monthly installments of $18,200, plus interest at one month LIBOR plus 5.25% with a balloon payment of $544,600 in June 2011; secured by substantially all assets of Releta Brewing Company and Mendocino Brewing Company, excluding real property at Ukiah.	$1,234,500	$1,289,000

Note to a financial institution, payable in monthly installments of $27,300 including interest at prime plus 1.75% with a balloon payment of approximately $2,867,900 in June 2011 (net of discount of $24,000 and $25,900).	2,930,400	2,938,000
	4,164,900	4,227,000

Less current maturities	268,000	254,400
	$3,896,900	$3,972,600

6. Notes to Related Party

Subordinated Convertible Notes Payable

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America ("UBA") for a total value of $1,915,400, with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The UBA notes are convertible into common stock at $1.50 per share. The UBA notes were extended until June 2008. The provisions of the notes state that UBA may demand payment within 60 days of the end of the extension period, but UBA is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette Business Credit, both maturing in June 2011. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the above-mentioned facilities are repaid. Accordingly, the entire amount due under the UBA notes is classified as a long term liability. The UBA notes include $1,037,700 and $1,000,900 of accrued interest at March 31, 2008 and December 31, 2007, respectively.

5% Notes Payable

Notes payable also includes an unsecured loan from Shepherd Neame Limited to UBSN Limited payable in annual installments of $119,100 with interest at 5% per year beginning June 2003 and maturing June 2013. The amounts outstanding under this loan as of March 31, 2008 and December 31, 2007 were $595,700 and $595,300, respectively, including current maturities of $119,100 on both those dates.

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

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2012 and provide for renewal options ranging from month-to-month to five year terms. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; a sales office in Petaluma, California; land at its Saratoga Springs, New York, facility; a building in the United Kingdom; and certain personal property. The land lease includes a renewal option for two additional five-year periods, which the Company intends to exercise. The leases begin expiring in 2008.

Keg Management Agreement

In September 2004, the Company renewed the keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee between $5 and $15, depending on the territory. The agreement is effective for five years ending in September 2009. If the agreement is terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. The Company expects to continue this relationship.

8. Related-Party Transactions

MBC and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these were a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN, a Distribution Agreement between UBI and UBSN, a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc., and a License Agreement between UBI and UB Limited. UBSN is a party to a brewing agreement and a loan agreement with Shepherd Neame Limited ("Shepherd Neame"). Additional information about these transactions may be found in the Company's annual report on Form 10-K/A for the year ended December 31, 2007.

The following table reflects the value of the transactions for the quarters ended March 31, 2008 and 2007 and the balances outstanding as of March 31, 2008 and 2007.

	2008	2007
Sales to Shepherd Neame	$695,200	$841,100
Purchases from Shepherd Neame	$3,781,200	$3,641,100
Expense reimbursement to Shepherd Neame	$296,700	$257,500
Interest expense associated with UBA convertible notes payable	$36,800	$46,000
Accounts payable to Shepherd Neame	$4,944,000	$4,718,300
Accounts receivable from Shepherd Neame	$559,000	$729,700

9. Stockholders' Equity

The following table summarizes equity transactions during the three months ended March 31, 2008.

	Series A Preferred Stock		Common Stock		Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2007	227,600	$227,600	11,991,686	$14,902,300	$157,300	$(12,045,800)	$3,241,400

Net Income	-	-	-	-	-	160,800	160,800

Currency Translation Adjustment	-	-	-	-	46,400	-	46,400

Balance, March 31, 2008	227,600	$227,600	11,991,686	$14,902,300	$203,700	$(11,885,000)	$3,448,600

The following table summarizes equity transactions during the three months ended March 31, 2007.

	Series A Preferred Stock		Common Stock		Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2006	227,600	$227,600	11,628,174	$14,815,300	$124,400	$(11,661,800)	$3,505,500

Net Income	-	-	-	-	-	187,100	187,100

Currency Translation Adjustment	-	-	-	-	(16,300)	-	(16,300)

Balance, March 31, 2007	227,600	$227,600	11,628,174	$14,815,300	$108,100	$(11,474,700)	$3,676,300

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

10. Stock Based Compensation

Independent outside members of the Board of Directors is compensated for attending Board of Directors and committee meetings. The Company’s Board of Directors is authorized to issue shares of common stock in lieu of cash compensation to its outside members of the Board of Directors.

Stock Option Plan

No stock options were issued during the three months ended March 31, 2008 and 2007 or were outstanding as of March 31, 2008 and March 31, 2007.

Valuation and Expense Information under SFAS 123(R)

There was no stock based compensation related to employee stock options for the three months ended March 31, 2008 and 2007. During the three months ended March 31, 2008 and 2007, the Company did not issue any stock based compensation.

11. Segment Information

The Company's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers including beer for sale along with merchandise at the Company's brewpub and retail merchandise store located at the Hopland brewery and at the Saratoga Springs brewery. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe. A summary of each segment is as follows:

Three months ended March 31, 2008
	Domestic Operations	European Territory	Corporate & Others	Total

Net Sales	$3,518,100	$5,384,600	$-	$8,902,700
Operating Profit	$162,100	$218,400	$-	$380,500
Identifiable Assets	$12,951,000	$8,180,300	$2,566,400	$23,697,700
Depreciation & Amortization	$132,300	$138,500	$-	$270,800
Capital Expenditures	$135,500	$158,900	$-	$294,400

Three months ended March 31, 2007
	Domestic Operations	European Territory	Corporate & Others	Total

Net Sales	$3,057,500	$5,200,600	$-	$8,258,100
Operating Profit	$227,800	$219,000	$-	$446,800
Identifiable Assets	$12,930,200	$8,157,900	$2,201,100	$23,289,200
Depreciation & Amortization	$131,100	$133,900	$5,000	$270,000
Capital Expenditures	$-	$122,100	$-	$122,100

12. Fair Value Measurements

As described in Note 1, “Adoption of New Accounting Standards,” the Company adopted SFAS No. 157 effective January 1, 2008.  SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.
Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of March 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At March 31, 2008 all financial assets consisted of cash deposited with banks in the US or the UK.

13. Income Taxes

Since 2001, the Company established a valuation allowance for substantially all of its deferred tax assets. Since that time, the Company has continued to record a valuation allowance. The valuation allowance was calculated in accordance with the provisions of SFAS 109, “Accounting for Income Taxes,” which require that a valuation allowance be established or maintained when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. The Company will continue to reserve for substantially all net deferred tax assets until there is sufficient evidence to warrant reversal. The Company’s effective tax rates for the three months ended March 31, 2008 and 2007 were 2.1% and 1.7%, respectively. The Company offset its taxable income in the US (Federal and State) and the UK through the utilization of its deferred tax assets primarily as a result of net operating loss carryforwards.

14. Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBI, has undistributed losses of approximately $471,700 as of March 31, 2008. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earnings drop below approximately $2,000,000. Condensed financial information of the parent company, Mendocino Brewing Company, Inc. together with its other subsidiary, Releta Brewing Company is as follows:

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash	$56,700	$32,000
Accounts receivable	1,962,600	1,643,400
Inventories	1,703,300	1,461,200
Other current assets	170,600	192,800
Total current assets	3,893,200	3,329,400

Investment in UBI	1,225,000	1,225,000
Property and equipment	11,247,700	12,228,200
Other assets	376,500	361,200
Total assets	$16,742,400	$16,143,800

Liabilities and Stockholders' Equity
Line of credit	$1,588,800	$1,313,500
Accounts payable	1,311,200	1,270,900
Accrued liabilities	779,500	510,500
Current maturities of debt and leases	289,500	261,500
Total current liabilities	3,969,000	3,356,400

Intercompany payable to UBI	739,000	753,900
Long-term debt and capital leases	3,925,200	3,972,600
Notes payable to related party	2,953,100	2,916,300
Total liabilities	11,586,300	10,999,200

Stockholders' equity
Common stock	14,902,300	14,902,300
Preferred stock	227,600	227,600
Accumulated deficit	(9,973,800)	(9,985,300)
Total stockholders' equity	5,156,100	5,144,600
Total liabilities and stockholders' equity	$16,742,400	$16,143,800

14. Unrestricted Net Assets (continued)

Statements of Operations	Quarter ended March 31
	2008	2007
	(unaudited)	(unaudited)

Net sales	$3,518,100	$3,057,500
Cost of goods sold	2,656,000	2,146,800
Selling, marketing, and retail expenses	306,300	285,500
General and administrative expenses	421,500	420,700
Income from operations	134,300	204,500

Other income and (expense)	40,500	36,500
Interest expense	159,800	198,700
Provision for taxes	3,500	3,300
Net profit	$11,500	$39,000

Statements of Cash Flows	Quarter ended March 31
	2008	2007
	(unaudited)	(unaudited)

Cash flows from operating activities	$(80,800)	$133,400
Purchase of property and equipment	(85,400)	-
Net borrowing (repayment) on line of credit	275,300	(2,800)
Repayment on long term debt	(62,100)	(60,100)
Payment on obligation under capital lease	(7,400)	(2,300)
Net change in payable to UBI	(14,900)	(75,600)
Increase (decrease) in cash	24,700	(7,400)
Cash, beginning of period	32,000	55,700
Cash, end of period	$56,700	$48,300

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

Critical Accounting Policies

There have been no significant changes in the Company's accounting policies during the three months ended March 31, 2008 compared to what was previously disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2007.

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and other related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate these estimates, and we base our estimates on historical experience and on various other assumptions that are believed to be reasonable.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

In accordance with SEC guidance, we believe the following critical accounting policies reflect our most significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies and related disclosures appear in our Annual Report on Form 10-K/A for the year ended December 31, 2007.

☐                            Revenue recognition;

☐                            Long-lived assets, including finite lived purchased intangible assets;

☐                            Deferred tax valuation allowance.

The Company follows EITF - 01-09 "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)". This EITF requires that certain cash consideration paid to customers for services or placement fees are to be reported as a reduction in revenue rather than as an expense.

Segment Information

Prior to 2001, the Company's business operations were exclusively located in the United States, where it was divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of United Breweries International (UK), Ltd. ("UBI") in August 2001, however, the Company expanded into a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 59% and 62% of the Company's gross sales during the first quarter of 2008 and 2007 respectively, with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 41% and 38% during the first quarter of 2008 and 2007, respectively. With expanded wholesale distribution of beer, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

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

Summary of Financial Results

The Company ended the first quarter of 2008 with a net profit of $160,800, as compared to $187,100 for the same period in 2007. As set forth more fully under "Results of Operations," below, during the first quarter of 2008 the Company experienced an increase in net sales of $644,600 as compared to the first quarter of 2007. Costs of goods sold increased by $641,500, operating expenses increased by $69,400, and interest expenses decreased by $34,700, all of which contributed to the Company's results for the period.

Results of Operations

Net Sales

Overall net sales for the first quarter of 2008 were $8,902,700, an increase of $644,600, or 8%, compared to $8,258,100 for the first quarter of 2007.

Domestic Operations. Domestic net sales for first quarter of 2008 were $3,518,100 compared to $3,057,500 for the same period in 2007, an increase of $460,600, or 15%. Sales volume increased to 18,500 barrels in the first quarter of 2008 from 16,000 barrels in the first quarter of 2007, representing an increase of 2,500 barrels, or 16%, due to growth in the craft beer industry. Of the numerical barrel increase, sales of the Company's brands increased by 1,400 barrels, Kingfisher sales increased by 400 barrels and sales of contract brands increased by 700 barrels.

European Territory: Net sales for the first quarter of 2008 were $5,384,600 (£ 2,721,200) compared to $5,200,600 (£ 2,660,100) during the corresponding period of 2007, an increase of $184,000, or 4% mainly due to exchange rate fluctuations. During the first quarter of 2008, UBSN sold 15,600 barrels compared to 15,700 barrels during the first quarter of 2007. If measured on a constant exchange rate basis, net sales for the first quarter of 2008 would have increased 2% from the first quarter of 2007.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first quarter of 2008 was 72%, as compared to 70% during the corresponding period of 2007.

Domestic Operations: Cost of goods sold as a percentage of net sales in the Domestic Territory during the first quarter of 2008 was 75%, as compared to 70%, during the corresponding period of 2007, representing an increase of 5% mainly due to a significant increase in the price of raw materials. The Company has increased its sales prices in March 2008 to partially offset this increase.

European Territory: Cost of goods sold as a percentage of net sales in the European Territory during the first quarter of 2008 and 2007 was 70% .

Gross Profit

As a result of the higher net sales and cost of goods described above, gross profit for the first quarter of 2008 was $2,493,300 compared to $2,490,200 during the corresponding period of 2007. As a percentage of net sales, gross profit during the first quarter of 2008 decreased to 28% as compared to 30% for the first quarter of 2007.

Operating Expenses

Operating expenses for the first quarter of 2008 were $2,112,800, an increase of $69,400, or 3%, as compared to $2,043,400 for the corresponding period of the year 2007. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: The Company's marketing and distribution expenses consist of sales associates salaries and commissions, advertising costs, product and sales promotion costs, travel costs and expenses and related costs and the Company's tavern and tasting room expenses. Such expenses for the first quarter of 2008 were $1,152,700, as compared to $1,106,500 for the first quarter of 2007, representing an increase of $46,200 or 4%. These expenses remained at 13% of net sales for the first quarter of the years 2008 and 2007.

Domestic Operations: Expenses for the first quarter of 2008 were $306,300 compared to $285,500 during the corresponding period of 2007, representing an increase of $20,800 or 7%. As a percentage of net sales in the Domestic Territory, the expenses remained at 9% during the first quarter of 2008 and 2007.

European Territory: Expenses for the first quarter of 2008 were $846,400 compared to $821,000 during the corresponding period of 2007, representing an increase of $25,400 or 3%. As a percentage of net sales in the United Kingdom, the expenses remained at 16% during the first quarter of 2008 and 2007.

General And Administrative Expenses: The Company's general and administrative expenses were $960,100 for the first quarter of 2008, representing an increase of $23,200, or 2%, over $936,900 for the corresponding period in 2007. These expenses remained at 11% of net sales for the first quarter of the years 2008 and 2007.

Domestic Operations. Domestic general and administrative expenses remained at comparable levels of $421,500 for the first quarter of 2008, compared to $420,700 for the first quarter of 2007. As a percentage of net sales in the Domestic Territory, expenses decreased to 12% during the first quarter of 2008 compared to 14% during the first quarter of the year 2007.

European Territory. General and administrative expenses related to the European Territory were $538,600 for the first quarter of 2008, representing an increase of $22,400, or 4%, as compared to $516,200 for the first quarter of 2007 . As a percentage of net sales in the Domestic Territory, expenses remained at 10% during the first quarter of 2008 and 2007.

Other Expenses

Other expenses for the first quarter of 2008 totaled $216,200, representing a decrease of $40,200 or 16% when compared to the first quarter of 2007 compared to $256,400 during the first quarter of the year 2007, mainly due to a decrease in interest expenses as a result of lower interest rates.

Income Taxes

The Company recorded a provision of $3,500 for income taxes associated with its domestic operations during the first quarter of 2008 compared to a provision of $3,300 during the corresponding period of 2007.

Net Profit

The Company's net profit for the first quarter of 2008 was $160,800, as compared to $187,100 for the first quarter of 2007. After providing for a positive foreign currency translation adjustment of $46,400 during the first quarter of 2008 (as compared to a negative adjustment of $16,300 for the same period in 2007), the comprehensive income for the first quarter of 2008 was $207,200, compared to $170,800 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at the Ukiah and Saratoga Springs facilities has continued to place demands on the Company's working capital. Over the past ten years, proceeds from operations have never been able to provide sufficient working capital. The Company is a party to several loans, lines of credit, other credit facilities, and lease agreements. The Company is currently making timely payments of its debt and lease commitments as they fall due. Any breach of a loan or lease which leads to default, or to an attempt by a creditor to exercise its rights in the Company's tangible or intangible assets, could make it difficult for the Company to continue its operations.

MARQUETTE BUSINESS CREDIT LINE OF CREDIT

In November 2006, Marquette Business Credit, Inc. provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory which terminates in June 2011. The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Relata's eligible inventory located in the US. This facility accrues interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding the real property of Releta and MBC. The amount outstanding on this line of credit as of March 31, 2008 was approximately $1,588,800.

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

As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of March 31, 2008 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,037,700, for a total outstanding amount of $2,953,100.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of March 31, 2008, the outstanding principal and interest on the notes was convertible into 1,968,765 shares of the Company's Common Stock. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

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

The UBA Notes are subordinated to credit facilities extended to the Company by Grand Pacific Financing Corporation ("Grand Pacific") and Marquette Business Credit Inc. ("Marquette") pursuant to subordination agreements executed by UBA. As per the terms of the subordination agreements, UBA is precluded from demanding repayment of the UBA Notes unless the Grand Pacific and the Marquette facilities are paid off in full. Hence the Company does not expect to make payments on any of the UBA Notes within the next year.

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

MARQUETTE BUSINESS CREDIT INC. FACILITY: On November 21, 2006, Marquette extended a total facility of $4,925,000 with a maturity date of June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan. The rate of interest on the term loan and capital expenditure loan is the one-month LIBOR rate published in the Wall Street Journal plus a margin of $5.25% and on the revolving facility is one-month LIBOR rate published in the Wall Street Journal plus a margin of $4.25%. The Marquette facility is subject to certain financial covenants including prescribed minimum fixed charges coverage, maintaining prescribed minimum tangible net worth and minimum earning before interest, depreciation and taxes. The Marquette facility also has a prepayment penalty if settled prior to the maturity date. The Marquette facility is secured by substantially all of the Company's assets located in the United States, excluding the real property and fixtures located at the Company's facilities in Ukiah, California.

OTHER LOANS AND CREDIT FACILITIES.

ROYAL BANK OF SCOTLAND FACILITY: Royal Bank of Scotland ("RBS") provided UBSN with a £1,750,000 maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable. UBSN utilized the proceeds of this facility to settle a credit facility with Nedbank Limited, a South African registered company, on April 26, 2005. This facility had a minimum maturity of twelve months, and automatically extends unless terminated by either party upon six months' written notice.

SHEPHERD NEAME LOAN: Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for the Company's European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 to UBSN, repayable in annual installments of £60,000 per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year.

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 8.3% for the first quarter of 2008 and 10.1% for the corresponding period in 2007. For loans primarily associated with the Company's European Territory, the weighted average rate paid was 7% for the first quarter of 2008 and 6.3% for the corresponding period in 2007.

KEG MANAGEMENT ARRANGEMENT: The Company entered into a five-year keg management agreement with MicroStar Keg Management LLC as of September 1, 2004. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If, on any given month, the MicroStar agreement is not extended and terminates, the Company is required to purchase a certain number of kegs from MicroStar. The Company anticipates that it would finance the purchase through debt or lease financing, if available. However, there can be no assurance that the Company would be able to finance the purchase of kegs. Failure to purchase the necessary kegs from MicroStar on termination of the MicroStar agreement is likely to have a material adverse effect on the Company.

CURRENT RATIO: The Company's ratio of current assets to current liabilities on March 31, 2008 and 2007 was 0.8, respectively, and its ratio of total assets to total liabilities was 1.2, respectively.

RESTRICTED NET ASSETS: The Company's wholly-owned subsidiary, UBI, has undistributed loss of approximately $471,700 as of March 31, 2008. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately $2,000,000.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standard No. 157 - Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007.  On February 6, 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Effective January 1, 2008, we adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities.  The adoption of SFAS No. 157 did not have a material impact on our results of operations or financial position.

Financial Accounting Standard No. 159—Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or FAS 159. FAS 159 permits an entity to choose, at specified election dates, to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. At the effective date, an entity may elect the fair value option for eligible items that exist at that date. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. We have elected not to apply the fair value option to any eligible assets or liabilities held as of December 31, 2007 or for any eligible assets or liabilities arising during the three months ended March 31, 2008.

Financial Accounting Standard No. 160—Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51

In December 2007, the FASB issued Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51,” or FAS 160. FAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. FAS 160 is effective for fiscal years beginning on or after December 15, 2008, except for the presentation and disclosure requirements which will be applied retrospectively for all periods presented. We do not believe that FAS 160 will have any material impact on our consolidated financial statements.

Financial Accounting Standard No. 141(R)—Business Combinations (Revised)

In December 2007, the FASB issued Financial Accounting Standard No. 141(R), “Business Combinations,” or FAS 141(R). FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies to all transactions or other events in which the reporting entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe that FAS 141R will have any material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”). The intent of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the intangible asset under SFAS No. 141R. FSP No. 142-3 will require that the determination of the useful life of intangible assets acquired after the effective date of this FSP shall include assumptions regarding renewal or extension, regardless of whether such arrangements have explicit renewal or extension provisions, based on an entity’s historical experience in renewing or extending such arrangements. In addition, FSP No. 142-3 requires expanded disclosures regarding intangible assets existing as of each reporting period. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. We are currently evaluating the impact that FSP No. 142-3 will have on our financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, “Share-Based Payment”, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R). We do not expect SAB 110 to have a material impact on our results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2008, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has interest-related market risk due to floating interest rate debt totaling $10,352,100 as of March 31, 2008.

Interest Rate Risk

The Company had total debt as of March 31, 2008 of $10,947,800 of which $10,352,100 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 1.75% or LIBOR plus 4.25% or LIBOR plus 5.25%). The Company's long-term debt (including current portion) as of March 31, 2008 totaled $6,700,000, of which $595,700 had fixed rates of interest and the balance of $6,104,300 were subject to variable rates. $4,247,800 of the Company's short term debt is subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $103,500 in interest expense on the Company's variable rate loans.

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

Item 4T. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Commissions' rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, as of March 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon our evaluation, our CEO and CFO concluded that, as of March 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

However, as disclosed in our Annual Report on Form 10-K/A for the year ending December 31, 2007, we had identified certain significant deficiencies, none of which individually or in the aggregate rose to the level of a material weakness during our annual review, that required further improvements as identified below.

As of March 31, 2008, the following significant deficiencies in our internal control over financial reporting were identified:

1. We did not formally document certain of the reviews conducted by the financial department in the processing and preparation of the Company's financial statements. These processes include journal entries, account reconciliations, consolidations, equity reconciliations, disclosure checklists and tax return preparation. We plan to remediate these issues by formalizing our documentation of financial reviews.

2. We did not conduct sufficient testing in 2007 to satisfy the requirements of the Sarbanes-Oxley Act for non-accelerated filers. We plan to remediate this issue during 2008 by conducting a sufficient level of testing.

3. Certain human resource documents including job descriptions, employee handbooks, and reviews are not current. We plan to remediate this issue during 2008.

4. We have not established a whistleblower contact. We will appoint a whistleblower contact who is independent of management in 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As a result of implementing the assessment process over the internal control over financial reporting disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, we implemented various measures to improve our financial reporting and disclosure controls during the quarter ended March 31, 2008.

In addition, we have enhanced our accounting procedures to review and monitor critical accounts and transactions on a timely basis. Currently, we are implementing a new ERP systemto further improve controls.

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

PART II

OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33	(N)	Employment Agreement with Yashpal Singh.
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.

Exhibit Number	Description of Document
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]

Exhibit Number	Description of Document
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007.
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007.
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract)

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.

(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	[Intentionally Omitted]

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	The Company's Annual Report on Form 10-K for the year ended December 31, 2006.

(GG)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(HH)	The Company's Annual Report on Form 10-K/A for the year ended December 31, 2007.

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c) Excluded Financial Statements. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: May 13, 2008	By:
/s/Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Dated: May 13, 2008	By:
/s/ N. Mahadevan
N. Mahadevan
Chief Financial Officer and Secretary