Form 10-K/A
period 2007-12-31
MENDOCINO BREWING CO INC
filed 2008-06-10
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY STATEMENT

This Amendment No. 2 on Form 10-K/A ("Amendment No. 2") amends the Annual Report for Mendocino Brewing Company, Inc. filed on Form 10-K for the year ended December 31, 2007, as initially filed with the Securities & Exchange Commission (the "SEC") on March 31, 2008 (the "Original Report") as amended by Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2007, filed with the SEC on April 14, 2008 ("Amendment No. 1"). This Amendment No. 2 corrects the disclosure in Item 9A to state that management has concluded that the Company's internal control over financial reporting is effective. Except as described above, no other changes have been made in this Amendment No. 2 that modify or update other disclosure presented in the Original Report, as amended, and this Amendment No. 2 continues to reflect circumstances as of the date and time of the filing of the Original Report and does not reflect events occuring after the filing of the Original Report.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management has concluded that our internal control over financial reporting was effective as of December 31, 2007. In arriving at that conclusion, we considered the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and we performed a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act .

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

In summary, as a result of our first assessment of internal control over financial reporting, we identified a number of significant deficiencies in medium to low risk processes within high risk areas of financial statement control. Despite the existence of these significant deficiencies, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2007 in all material respects. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Date: June 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:	/s/ DR. VIJAY MALLYA
Dr. Vijay Mallya Director and Chairman of the Board

Date: June 10, 2008

By:	/s/ YASHPAL SINGH
Yashpal Singh Its President, Director and Chief Executive Officer

Date: June 10, 2008

By:	/s/ SCOTT R. HELDFOND
Scott R. Heldfond, Director

Date: June 10, 2008

By:	/s/ JEROME G. MERCHANT
Jerome G. Merchant, Director

Date: June 10, 2008

By:	/s/ N. MAHADEVAN
N. Mahadevan Its Secretary and Chief Financial Officer

Date: June 10, 2008

By:
H. Michael Laybourn, Director

By:	/s/ KENT PRICE
Kent Price, Director

Date: June 10, 2008

By:	/s/ SURY RAO PALAMAND
Sury Rao Palamand, Director

Date: June 10, 2008

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