Form 10-Q
period 2008-06-30
MENDOCINO BREWING CO INC
filed 2008-08-14
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of August 14, 2008 is 11,991,686.

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
Assets
Current Assets
Cash	$229,700	$339,700
Accounts receivable, net of allowance for doubtful
accounts of $40,100 and $52,600, respectively	7,985,900	7,411,400
Inventories	1,800,100	1,461,200
Prepaid expenses	642,800	585,800
Total Current Assets	10,658,500	9,798,100

Property and Equipment	13,285,700	13,218,300

Other Assets
Deposits and other assets	319,900	313,600
Intangibles net of amortization	47,600	47,600
Total Other Assets	367,500	361,200

Total Assets	$24,311,700	$23,377,600

Liabilities and Stockholders' Equity
Current Liabilities
Secured lines of credit	$4,222,600	$3,801,400
Accounts payable	7,154,900	7,167,800
Accrued liabilities	1,580,100	1,309,100
Current maturities of notes to related parties	119,400	119,100
Current maturities of obligations under long-term debt	268,000	254,400
Current maturities of obligations under capital leases	73,300	69,500
Total Current Liabilities	13,418,300	12,721,300

Long-Term Liabilities
Notes to related parties including accrued
interest of $1,069,200 and $1,000,900, respectively	3,342,900	3,392,500
Long term debt, less current maturities	3,833,600	3,972,600
Obligations under capital lease less current maturities	87,200	49,800
Total Long-Term Liabilities	7,263,700	7,414,900

Total Liabilities	20,682,000	20,136,200

Stockholders' Equity
Preferred stock, Series A, no par value, with aggregate liquidation preference of $227,600;10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value: 30,000,000 shares authorized,
11,991,686 shares issued and outstanding	14,902,300	14,902,300
Accumulated comprehensive income	193,600	157,300
Accumulated deficit	(11,693,800)	(12,045,800)
Total Stockholders' Equity	3,629,700	3,241,400

Total Liabilities and Stockholders' Equity	$24,311,700	$23,377,600

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED June 30		SIX MONTHS ENDED June 30
	2008	2007	2008	2007
Sales	$10,150,400	$9,664,700	$19,279,100	$18,085,100
Excise taxes	277,500	199,700	503,500	362,000
Net sales	9,872,900	9,465,000	18,775,600	17,723,100
Cost of goods sold	7,144,800	6,694,400	13,554,200	12,462,300
Gross profit	2,728,100	2,770,600	5,221,400	5,260,800
Operating expenses
Marketing and distribution	1,362,200	1,491,900	2,514,900	2,598,400
General and administrative	977,200	1,140,500	1,937,300	2,077,400
Total operating expenses	2,339,400	2,632,400	4,452,200	4,675,800
Income from operations	388,700	138,200	769,200	585,000
Other income (expense)
Other income	9,200	15,300	21,500	22,100
(Loss) on sale of equipment	-	(4,300)	-	(4,300)
Interest expense	(206,400)	(267,400)	(434,900)	(530,600)
Total other expenses	(197,200)	(256,400)	(413,400)	(512,800)
Income (loss) before income taxes	191,500	(118,200)	355,800	72,200
Provision for income taxes	300	3,100	3,800	6,400

Net income (loss)	$191,200	$(121,300)	$352,000	$65,800
Other comprehensive (loss), net of tax Foreign Currency Translation Adjustment	(10,100)	(32,500)	36,300	(48,800)

Comprehensive income (loss)	$181,100	$(153,800)	$388,300	$17,000

Net income (loss) per common share
Basic	$0.02	$(0.01)	$0.03	$0.01
Diluted	$0.02	$(0.01)	$0.03	$0.01
Weighted average common shares outstanding - Basic	11,991,686	11,809,930	11,991,686	11,719,052
Diluted	13,981,398	11,809,930	13,981,398	13,603,051

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$352,000	$65,800
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	548,500	541,500
Provision for doubtful accounts	(12,600)	154,100
Loss on sale of assets	-	4,300
Interest accrued on related party notes	68,300	92,600
Stock issued for services	-	55,000
Changes in:
Accounts receivable	(554,500)	(139,700)
Inventories	(338,900)	38,400
Prepaid expenses	(55,600)	(13,200)
Deposits and other assets	(30,700)	(78,300)
Accounts payable	(30,300)	(1,096,400)
Accrued liabilities	270,000	115,000

Net cash provided by (used in) operating activities:	216,200	(260,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, and leasehold improvements	(489,200)	(293,100)
Proceeds from sale of fixed assets	-	5,500
Net cash used in investing activities:	(489,200)	(287,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on line of credit	413,800	662,500
Repayment on long-term debt	(243,900)	(236,400)
Payments on obligation under capital leases	(46,500)	(40,100)
Net cash provided by financing activities:	123,400	386,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	39,600	(15,700)
NET CHANGE IN CASH	(110,000)	(178,200)
CASH, beginning of period	339,700	345,900
CASH, end of period	$229,700	$167,700
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$366,600	$438,000
Income taxes	$3,800	$6,400
Non-cash investing and financing activity
Lease Financed equipment	$92,300	$—

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's most recent Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by the Company.

Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period.

SIGNIFICANT ACCOUNTING POLICIES

Adoption of New Accounting Standards

 Effective January 1, 2008, the Company implemented FAS No. 157, Fair Value Measurements (“FAS 157”) for its financial assets and liabilities that are remeasured and reported at fair value at each reporting period and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of FAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The adoption of FAS 157 with respect to financial assets and liabilities that are remeasured and reported at fair value at least annually did not have an impact on the Company’s financial statements. The Company is evaluating the impact, if any, that adopting FAS 157 will have on its non-financial assets and liabilities.

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

Except as noted above, there have been no significant changes in the Company's significant accounting policies during the three months ended June 30, 2008 compared to what was previously disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. Deferred financing costs were $311,300, and the related accumulated amortization at June 30, 2008 was $115,300. Amortization of deferred financing costs charged to operations was $32,700 for the six months ended June 30, 2008 and 2007. The Company will continue to amortize these fees until 2011. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. Substantially all of the Company's cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $147,900 in cash deposits and $5,450,000 of accounts receivable due from customers located in the United Kingdom as of June 30, 2008.

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

During the three and six months ended June 30, 2008 and 2007, the Company did not grant any options or warrants and no stock options were outstanding as of June 30, 2008.

Basic and Diluted Earnings (Loss) per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic net income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. The computation of the dilutive effect of the Company's convertible notes for the three and six months period ended June 30, 2008 is shown in the table below.

The following is a reconciliation of the number of shares used in the calculation of basic earnings per share for the three and six months period ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	6/30/2008	6/30/2007	6/30/2008	6/30/2007
Net income (loss)	$191,200	(121,300)	$352,000	65,800
Weighted average common shares outstanding	11,991,686	11,809,930	11,991,686	11,719,052
Basic net income (loss) per share	$0.02	(0.01)	$0.03	0.01
Interest expense on convertible notes	$31,500	-	$68,300	92,600
Income for purpose of computing diluted net income per share	$222,700	-	$420,300	158,400
Incremental shares from assumed exercise of dilutive securities	1,989,712	-	1,989,712	1,883,999
Dilutive potential common shares	13,981,398	11,809,930	13,981,398	13,603,051
Diluted net earnings per share	$0.02	(0.01)	$0.03	0.01

Foreign Currency Translation

The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at June 30, 2008 and December 31, 2007, and the statements of operations were translated at the average exchange rates for each of the six months ended June 30, 2008 and 2007. Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity. Cash at UBIUK was translated at exchange rates in effect at June 30, 2008 and December 31, 2007, and its cash flows were translated at the average exchange rates for each of the six months ended June 30, 2008 and 2007. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

The components of other comprehensive income for the three months and six months ended June 30, 2008 and 2007 are reflected as a separate item in the statement of operations.

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

Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for noncontrolling interest (minority interest) in a subsidiary, provides guidance on the accounting for and reporting of the deconsolidation of a subsidiary, and increases transparency through expanded disclosures. Specifically, SFAS 160 requires the recognition of minority interest as equity in the consolidated financial statements and separate from the parent company’s equity. It also requires consolidated net earnings in the consolidated statement of earnings to include the amount of net earnings attributable to minority interest. This statement will be effective for the Company as of the beginning of fiscal year 2009. Early adoption is not permitted. The Company is presently evaluating the impact of the adoption of SFAS 160 and believes there will be no material impact on its consolidated financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. FAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

In April 2008, the FASB issued FSP FAS No. 142-3 “Determination of the Useful Life of Intangible Assets,” (“FSP No. 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company's results of operations, financial condition or liquidity.

In May 2008, the FASB issued Financial Accounting Standard (“FAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company's results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2. Liquidity and Management Plans

At June 30, 2008, the Company had cash and cash equivalents of $229,700, a working capital deficit of $2,759,800 and an accumulated deficit of $11,693,800. Additionally, the Company has a history of past losses as infrastructure costs were incurred in advance of obtaining revenues.

Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through June 30, 2009, including reductions in discretionary expenditures. In addition, the Company’s majority shareholder has issued a letter of support to provide financial assistance, if necessary. The Company would also seek additional capital infusion to support operations. Management believes that these actions combined with increased sales will enable the Company to meet its working capital needs through June 30, 2009. Furthermore, during the six months ended June 30, 2008, the Company generated income from operations and cash flows from operating activities.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	30-Jun-08	31-Dec-07
Raw Materials	$798,100	$601,000
Beer-in-process	283,800	177,200
Finished Goods	692,900	647,200
Merchandise	25,300	35,800
TOTAL	$1,800,100	$1,461,200

4. Line of Credit and Note Payable

In November 2006, Marquette Business Credit, Inc. ("Marquette") provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2011. The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Relata's eligible inventory located in the US. This facility carries interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of June 30, 2008 was approximately $1,797,600.

The Company retains the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). Included in the Company's Balance Sheets as accounts receivable at June 30, 2008, are account balances totaling $2,540,900 of uncollected accounts receivables collateralized to Marquette under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers. The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party with six months notice. This facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of June 30, 2008 was approximately $2,425,000.

5. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	June 30, 2008	December 31, 2007
Note to a financial institution, payable in monthly installments of $18,200, plus interest at one month LIBOR plus 5.25% with a balloon payment of $544,600 in June 2011; secured by substantially all assets of Releta Brewing Company and Mendocino Brewing Company, excluding real property at Ukiah.	$1,180,100	$1,289,000

Note to a financial institution, payable in monthly installments of $27,300 including interest at prime plus 1.75% with a balloon payment of approximately $2,867,900 in June 2011 (net of discount of $24,000 and $25,900).	2,921,500	2,938,000
	4,101,600	4,227,000

Less current maturities	268,000	254,400
	$3,833,600	$3,972,600

6. Notes to Related Party

Subordinated Convertible Notes Payable

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America ("UBA") in the aggregate principal amount of $1,915,400, with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The UBA notes have accrued interest of $1,069,200 and $1,000,900 as of June 30, 2008 and December 31, 2007, respectively. The UBA notes are convertible into shares of the Company's common stock at $1.50 per share. The UBA notes were extended until June 2008. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette Business Credit, both maturing in June 2011. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the above-mentioned facilities are repaid. Accordingly, the entire amount due under the UBA notes is classified as a long term liability.

5% Notes Payable

Notes payable also include an unsecured loan from Shepherd Neame Limited to UBSN payable in annual installments of approximately $119,400 with interest at 5% per year beginning June 2003 and maturing June 2013. The amounts outstanding under this loan as of June 30, 2008 and December 31, 2007 were $477,700 and $595,300, respectively, including current maturities of $119,400 and $119,100 on those dates.

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

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; a sales office in Petaluma, California; the building at its Saratoga Springs, New York, facility; a building in the United Kingdom; and certain personal property. The land lease includes a renewal option for two additional five-year periods, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index.

Keg Management Agreement

In September 2004, the Company renewed the keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides all kegs for the Company for a service fee ranging between $5 and $15, depending on the territory. The agreement is effective for five years ending in September 2009. If the agreement is terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. The Company expects to continue this relationship.

8. Related-Party Transactions

MBC and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these are a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. UBSN is a party to a brewing agreement and a loan agreement with Shepherd Neame Limited ("Shepherd Neame"). Additional information about these transactions may be found in the Company's annual report on Form 10-K/A for the year ended December 31, 2007.

The following table reflects the value of the transactions for the six months ended June 30, 2008 and 2007 and the balances outstanding as of June 30, 2008 and 2007.

	2008	2007
Sales to Shepherd Neame	$2,070,900	$2,124,100
Purchases from Shepherd Neame	$8,933,100	$9,110,700
Expense reimbursement to Shepherd Neame	$590,500	$624,000
Interest expense associated with UBA convertible notes payable	$69,300	$92,600
Accounts payable to Shepherd Neame	$5,452,900	$4,612,400
Accounts receivable from Shepherd Neame	$878,900	$509,600

9. Stockholders' Equity

The following table summarizes equity transactions during the six months ended June 30, 2008.

	Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity

Balance, December 31, 2007	227,600	$227,600	11,991,686	$14,902,300	$157,300	$(12,045,800)	$3,241,400

Net Income	-	-	-	-	-	352,000	352,000

Currency Translation Adjustment	-	-	-	-	36,300	-	36,300

Balance, June 30, 2008	227,600	$227,600	11,991,686	$14,902,300	$193,600	$(11,693,800)	$3,629,700

The following table summarizes equity transactions during the six months ended June 30, 2007.

	Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity

Balance, December 31, 2006	227,600	$227,600	11,628,174	$14,815,300	$124,400	$(11,661,800)	$3,505,500
Stock issued for accrued compensation			113,512	32,000			32,000
Stock issued for services			250,000	55,000			55,000
Net Income	-	-	-	-	-	65,800	65,800

Currency Translation Adjustment	-	-	-	-	(48,800)	-	(48,800)

Balance, June 30, 2007	227,600	$227,600	11,991,686	$14,902,300	$75,600	$(11,596,000)	$3,609,500

Preferred Stock

Ten million shares of preferred stock have been authorized, of which 227,600 are designated as Series A. Series A shareholders are entitled to receive cash dividends and/or liquidation proceeds equal, in the aggregate, to $1.00 per share before any cash dividends are paid to the common stock or any other series of preferred stock. When the entire Series A dividend/liquidation proceeds have been paid, the Series A shares are automatically canceled and will cease to be outstanding. Only a complete corporate dissolution will cause a liquidation preference to be paid.

10. Stock Option Plan

No stock options were outstanding as of June 30, 2008 and June 30, 2007.

Valuation and Expense Information under SFAS 123(R)

There was no stock based compensation related to employee stock options for the six months ended June 30, 2008 and 2007. During the six months ended June 30, 2008, the Company did not issue any stock based compensation. On May 14, 2007, the Company issued 113,512 shares of common stock valued at $0.28 per share for a total value of $32,000 against accrued compensation for the year 2006 and 250,000 shares of common stock valued at $0.22 per share for a total value of $55,000 as directors compensation for the year 2007. The trading price of the Company's stock as of the date of issuance was $0.22. The amount is included as a component of general and administrative expenses.

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

	Six months ended June 30, 2008
	Domestic Operations	European Territory	Corporate & Others	Total

Net Sales	$7,826,900	$10,948,700	$-	$18,775,600
Operating Income	$641,900	$127,300	$-	$769,200
Identifiable Assets	$13,054,300	$8,060,600	$3,196,800	$24,311,700
Depreciation & Amortization	$266,200	$282,300	$-	$548,500
Capital Expenditures	$259,500	$322,000	$-	$581,500

	Six months ended June 30, 2007
	Domestic Operations	European Territory	Corporate & Others		Total

Net Sales	$6,852,500	$10,870,600		$-	$17,723,100
Operating Income	$489,100	$95,900		$-	$585,000
Identifiable Assets	$12,587,900	$8,268,300		$2,985,600	$23,841,800
Depreciation & Amortization	$268,600	$272,900	$		$541,500
Capital Expenditures	$16,400	$276,700		$-	$293,100

12. Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBI, has undistributed losses of approximately $635,000 as of June 30, 2008. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately $2,000,000. Condensed financial information of the parent company, Mendocino Brewing Company, Inc. together with its other subsidiary, Releta Brewing Company is as follows:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash	$81,800	$32,000
Accounts receivable	2,535,900	1,643,400
Inventories	1,800,100	1,461,200
Other current assets	211,600	192,800
Total current assets	4,629,400	3,329,400

Investment in UBI	1,225,000	1,225,000
Property and equipment	11,254,200	11,228,200
Other assets	367,500	361,200
Total assets	$17,476,100	$16,143,800

Liabilities and Stockholders' Equity
Line of credit	$1,797,600	$1,313,500
Accounts payable	1,380,700	1,270,900
Accrued liabilities	983,400	510,500
Current maturities of debt and leases	289,500	261,500
Total current liabilities	4,451,200	3,356,400

Intercompany payable to UBI	673,300	753,900
Long-term debt and capital leases	3,858,200	3,972,600
Notes payable to related party	2,984,600	2,916,300
Total liabilities	11,967,300	10,999,200

Stockholders' equity
Common stock	14,902,300	14,902,300
Preferred stock	227,600	227,600
Accumulated deficit	(9,621,100)	(9,985,300)
Total stockholders' equity	5,508,800	5,144,600
Total liabilities and stockholders' equity	$17,476,100	$16,143,800

12. Unrestricted Net Assets (continued)

Statements of Operations	Quarter ended June 30		Six months ended June 30
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$4,308,800	$3,795,000	$7,826,900	$6,852,500
Cost of goods sold	3,098,600	2,706,900	5,754,600	4,853,700
Selling, marketing, and retail expenses	287,600	343,100	593,900	628,600
General and administrative expenses	470,600	506,600	892,100	927,300
Income from operations	452,000	238,400	586,300	442,900

Other (income)	(37,800)	(45,800)	(78,300)	(82,300)
Interest expense	136,800	199,900	296,600	398,600
Provision for taxes	300	3,100	3,800	6,400
Net income	$352,700	$81,200	$364,200	$120,200

Statements of Cash Flows	Six months ended June 30
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities	$(7,800)	$125,800
Purchase of property and equipment	(209,400)	(16,400)
Proceeds from sale of fixed assets	-	2,700
Net borrowing on line of credit	484,100	199,500
Repayment on long term debt	(125,400)	(118,200)
Payment on obligation under capital lease	(11,100)	(4,700)
Net change in payables to UBI	(80,600)	(151,800)
Increase in cash	49,800	36,900
Cash, beginning of period	32,000	55,700
Cash, end of period	$81,800	$92,600

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results for the three months and six months ended June 30, 2008, compared to the three months and six months ended June 30, 2007, financial condition and liquidity/cash flows of the Company for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

Critical Accounting Policies

There have been no significant changes in our accounting policies during the six months ended June 30, 2008 compared to what was previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007. In 2008, the adoption of SFAS No. 157 and SFAS No. 159 did not have a material impact on the financial statements. The process of preparing financial statements, in accordance with generally accepted accounting principles in the United States requires management to make estimates and judgments regarding certain items and transactions. These judgments are based on historical experience, current economic and industry trends, information provided by outside sources, and management estimates. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. We consider the following to be our most significant critical accounting policies which involve the judgment of management.

Revenue Recognition

We recognize revenue from sales upon the transfer of title for the goods. We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.

We have adopted EITF – 01-09 "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)". This EITF requires that certain cash consideration paid to customers for services or placement fees are to be reported as a reduction in revenue rather than as an expense.

Inventories
Consolidated inventories are stated at the lower of cost or market. On a quarterly basis, we evaluate the carrying cost of our inventory to ensure that it is stated at the lower of cost or market. Our products are typically not subject to obsolescence and consequently our reserves for slow moving and obsolete inventory have historically been zero. Cash flows from the sale of inventory are reported in cash flows from operations in the consolidated statement of cash flows.

Income Taxes
We conduct operations in separate legal entities; as a result, income tax amounts are reflected in these consolidated financial statements for each of those jurisdictions.

Net operating losses and credit carryforwards are recorded in the event such benefits are expected to be realized. Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances.

Segment Information

Our management has identified two primary operating segments, US operations and European operations, which are organized around differences in products and services and are managed separately because each business requires different production, management and marketing strategies. Our US business operations consists of manufacturing and distribution of beer, which accounted for the majority of our gross sales, and retail sales (primarily at our Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). Our European operations are conducted by our wholly-owned subsidiary, United Breweries International (UK), Ltd. ("UBI") which consists of distribution of beer (primarily Kingfisher) in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 57% and 60% of our gross sales during the first six months of 2008 and 2007 respectively, with our United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 43% and 40% during the first six months of 2008 and 2007, respectively. Management expects that retail sales, as a percentage of total sales, will continue to be less than 5% of our wholesale beer sales. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses for both segements, and the accounting polices are consistent for both segments.

Seasonality

Sales of our products are somewhat seasonal. Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both the Domestic Territory and European Territory. In the Domestic Territory, sales volumes have been stronger during the second and third quarters and slower again during the fourth quarter, while in the European Territory the fourth quarter has generated the highest sales volume. The volume of sales in any given area may also be affected by several factors including local weather conditions. Because of the seasonality of our business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Recent Developments
Pricing

During 2008, we implemented a series of global price increases in response to continuing increases in raw material costs; such price increases were generally broad-based across our product lines.

Raw Materials

During 2008, we have incurred increases in the costs of malt, barley and hops as a result of increased demand for these commodities. We believe that increased cost of raw materials are affecting our industry generally, and we cannot predict if or when the current situation will change or improve.

Summary of Financial Results

We ended the first six months of 2008 with a net profit of $352,000, as compared to $65,800 for the same period in 2007. As set forth more fully under "Results of Operations," below, during the first six months of 2008 we experienced an increase in net sales of $1,052,500 as compared to the same period in 2007. Costs of goods sold increased by $1,091,900, marketing costs decreased by $83,500, general and administrative costs decreased by $140,100, and interest expenses decreased by $95,700, all of which contributed to our results for the period.

Three Months Ended June 30, 2008 Compared To
Three Months Ended June 30, 2007

Net Sales

Overall net sales for the second quarter of 2008 were $9,872,900, an increase of $407,900, or 4.3%, compared to $9,465,000 for the second quarter of 2007. The increase was mainly due to increased selling prices.

Domestic Operations: Net sales for the second quarter of 2008 were $4,308,800 compared to $3,795,000 for the same period in 2007, an increase of $513,800, or 13.5%, mainly due to higher sales realization on account of increases in sales price to customers. The sales volume increased to 20,800 barrels in the second quarter of 2007 from 20,500 barrels in the second quarter of 2007; a net increase of 300 barrels, or 1.5%. Of the numerical barrel increase, sales of our brands increased by 1,300 barrels, Kingfisher sales increased by 500 barrels and sales of contract brands decreased by 1,500 barrels

European Territory: Net sales for the second quarter of 2008 were $5,564,100 (GBP 2,822,100) compared to $5,670,000 (GBP 2,856,200) during the corresponding period of 2007, a decrease of $105,900, or 1.9%. During the second quarter of 2008, UBSN sold 16,700 barrels, compared to 16,500 barrels during the second quarter of 2007.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the second quarter of 2008 was 72.4%, as compared to 70.7% during the corresponding period of 2007.

Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the second quarter of 2008 was 71.9%, as compared to 71.3% during the corresponding period of 2007.

European Territory: Cost of goods sold as a percentage of net sales in the United Kingdom during the second quarter of 2008 was 73.2%, as compared to 70.7% during the corresponding period in 2007.

Gross Profit

As a result of the higher cost of sales described above, gross profit for the second quarter of 2008 decreased to $2,728,100, from $2,770,600 during the corresponding period of 2007, representing a decrease of $42,500 or 1.5%. As a percentage of net sales, gross profit during the second quarter of 2008 decreased to 27.6% from 29.3% for the second quarter of 2007.

Operating Expenses

Operating expenses for the second quarter of 2008 were $2,339,400, a decrease of $293,000, or 11.1%, as compared to $2,632,400 for the corresponding period of 2007. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the second quarter of 2008 were $1,362,200, as compared to $1,491,900 for the second quarter of 2007, representing a decrease of $129,700 or 8.7%.

Domestic Operations: Expenses for the second quarter of 2008 were $287,600 compared to $343,100 during the corresponding period of 2007, representing a decrease of $55,500 or 16.2%. As a percentage of net sales in the United States, the expenses decreased to 6.7% during the second quarter of 2008, compared to 9% during the corresponding period of 2007. The decrease was mainly due to decreases in promotional material purchases.

European Territory: Expenses for the second quarter of 2008 were $1,074,600 compared to $1,148,800 during the corresponding period of 2007, (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation) representing a decrease of $74,200 or 6.5%. As a percentage of net sales in the United Kingdom, the expenses increased to 19.3% during the second quarter of 2008 compared to 20.3% during the corresponding period of 2007. The decrease resulted mainly from reduction in advertising and promotional expenses.

General And Administrative Expenses: Our general and administrative expenses were $977,200 for the second quarter of the year 2008, representing a decrease of $163,300 or 14.3%, over $1,140,500 for the corresponding period in 2007.

Domestic Operations. Domestic general and administrative expenses were $470,600 for the second quarter of 2008, representing a decrease of $36,000, or 7.1%, from $506,600 for the second quarter of 2007. The decrease was primarily due to the issuance of shares of common stock as compensation to directors in 2007 in lieu of options.

European Territory. General and administrative expenses related to the European Territory were $506,600 for the second quarter of 2008, representing a decrease of $127,300 or 20.1%, when compared to $633,900 for the second quarter of 2007. The decrease was mainly due to a significantly lower provision against bad debts during the second quarter of 2008 compared to the corresponding period in the previous year.

Other Expenses

Other expenses for the second quarter of 2008 totaled $197,200, representing a decrease of $59,200, or 23.1%, when compared to the second quarter of 2007 due to reduced interest expenses.

Income Taxes

We have a provision for income taxes of $300 for the second quarter of 2008, compared to $3,100 for the second quarter of 2007. The provision for taxes relates to the estimated amount of taxes that will be imposed by taxing authorities in the United States.

Net Profit / Loss

Our net income for the second quarter of 2008 was $191,200, as compared to a net loss of $121,300 for the second quarter of 2007. After providing for a negative foreign currency translation adjustment of $10,100 during the second quarter of 2008 (as compared to a negative currency translation adjustment of $32,500 for the same period in 2007), our comprehensive income for the second quarter of 2008 was $181,100, compared to a comprehensive loss of $153,800 for the same period in 2007.

Six Months Ended June 30, 2008 Compared To
Six Months Ended June 30, 2007

Net Sales

Overall net sales for the first six months of 2008 were $18,775,600, an increase of $1,052,500, or 5.9%, compared to $17,723,100 for the same period in 2007.

Domestic Operations: Domestic net sales for the first six months of 2008 were $7,826,900 compared to $6,852,500 for the same period in 2007, an increase of $974,400 or 14.2% due to higher sales volume coupled with higher sales realization on account of increases in sales price to customers. Sales volume increased to 39,300 barrels during the first six months of 2008 from 36,500 barrels in the first six months of 2007, representing an increase of 2,800 barrels or 7.7%. Of the volume increase, sales of our brands increased by 2,700 barrels, sales of the Kingfisher brands increased by 900 barrels, and sales of contract brands decreased by 800 barrels.

European Territory: Net sales for the first six months of 2008 were $10,948,700 (GBP 5,543,900) compared to $10,870,600 (GBP 5,516,400) during the corresponding period of 2007. UBSN sold 32,300 barrels during the first six months of both 2008 and 2007.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first six months of 2008 was 72.2%, as compared to 70.3% during the corresponding period of 2007.

Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the first six months of 2008 was 73.5%, as compared to 70.8%, during the corresponding period of 2007 mainly due to substantial increases in raw material costs, which were partly offset by increased sales prices.

European Territory: Cost of goods sold as a percentage of net sales in the United Kingdom during the first six months of 2008 was 71.7%, as compared to 70.4% during the corresponding period in 2007.

Gross Profit

As a result of the higher cost of goods sold described above, gross profit for the first six months of 2008 decreased to $5,221,400, from $5,260,800 during the corresponding period of 2007. As a percentage of net sales, the gross profit during the first six months of 2008 decreased to 27.8% from that of 29.7% during the corresponding period in 2007.

Operating Expenses

Operating expenses for the first six months of 2008 were $4,452,200, a decrease of $223,600, or 4.8%, as compared to $4,675,800 for the corresponding period of 2007. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the first six months of 2008 were $2,514,900, as compared to $2,598,400 for the same period in 2007, representing a decrease of $83,500 or 3.2%.

Domestic Operations: Expenses for the first six months of 2008 were $593,900 compared to $628,600 during the corresponding period of 2007, representing a decrease of $34,700 or 5.5%. As a percentage of net sales in the United States, these expenses decreased to 7.6% during the first six months of 2008, compared to 9.2% during the corresponding period of 2007. The decrease was mainly due to decreases in promotional material purchases.

European Territory: Expenses for the first six months of 2008 were $1,921,000 compared to $1,969,800 during the corresponding period of 2007, representing a decrease of $48,800 or 2.5%. As a percentage of net sales in the United Kingdom, the expenses decreased to 17.5% during the first six months of 2008 compared to 18.3% during the corresponding period of 2007 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

General And Administrative Expenses: The Company's general and administrative expenses were $1,937,300 for the first six months of 2008, representing a decrease of $140,100 or 6.7%, over $2,077,400 for the corresponding period in 2007.

Domestic Operations. Domestic general and administrative expenses were $892,100 for the first six months of 2008, representing a decrease of $35,200, or 3.8%, from $927,300 for the same period in 2007. The decrease was primarily due to the issuance of shares of common stock as compensation to directors in 2007 in lieu of options.

European Territory. General and administrative expenses related to the European Territory were $1,045,200 for the first six months of 2008, representing a decrease of $104,900 or 9.1%, as compared to $1,150,100 for the same period in 2007 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). These decreases were mainly due to significantly lower provisions against bad debts for the first six months of 2008 compared to the corresponding period in 2007.

Other Expenses

Other expenses for the first six months of 2008 totaled $413,400 representing a decrease of $99,400 or 19.4% when compared to the same period in 2007 due to reduced interest expenses.

Income Taxes

We have a provision for income taxes of $3,800 for the first six months of 2008 compared to a provision of $6,400 for the corresponding period in 2007. The provision for taxes is related to the estimated amount of taxes that will be imposed by taxing authorities in the United States.

Net Income

Our net income for the first six months of 2008 was $352,000, compared to $65,800 for the first six months of 2007. After providing for a positive foreign currency translation adjustment of $36,300 during the first six months of 2008 (as compared to a negative adjustment of $48,800 for the same period in 2007), the comprehensive income for the first six months of 2008 was $388,300, compared to $17,000 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at the Ukiah and Saratoga Springs facilities has continued to place demands on our working capital. Prior to 2008, the proceeds from operations of the US breweries have not been able to provide sufficient working capital. However, during the six months ended June 30, 2008, we generated positive cash flows from operations. We are a party to several loans, lines of credit, other credit facilities, and lease agreements. We are currently making timely payments on our debt and lease commitments as they fall due. Any breach of a loan or lease which actually leads to default, or to an attempt by a creditor to exercise its rights in our tangible or intangible assets, could potentially make it difficult, at least in the short term, for us to continue our operations.

We had a $229,000 and $339,700 balance of cash and cash equivalents and a $7,985,900 and $7,411,400 accounts receivable balance at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, our working capital was negative $2.8 million compared to negative $2.9 million at December 31, 2007. The positive change in our working capital reflects our improved operating results for the six months ended June 30, 2008.

  Net cash provided by operating activities for the six months ended June 30, 2008 was $216,200, compared to net cash used in operating activities of $260,900 for the six months ended June 30, 2007. The increase to net cash provided by operating activities is primarily attributed to the higher profitability during the first half of 2008 versus the first half of 2007, which is a result of higher sales prices of beer and expense reductions. We generally do not require significant cash on hand to meet our operating needs.

Net cash used in investing activities totaled approximately $489,200 for the six months ended June 30, 2008 compared to $287,600 million for the same period of the prior year. The net cash used for investing activities consists of capital asset purchases.

     Net cash provided by financing activities totaled approximately $123,400 during the six months ended June 30, 2008, compared to $386,000 for the same period during 2007. The net cash provided by financing activities in the six months ending June 30, 2008 was primarily due to the proceeds received from borrowings under our line of credit arrangements. As our profitability has increased in 2008, we have reduced our borrowings under our line of credit arrangements.

Description of Our Indebtedness

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

MASTER LINE OF CREDIT. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of the Company's principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit with a principal amount of up to $1,600,000. The Company and UBA have executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement"). The Extension Agreement confirms the Company's and UBA's extension of the terms of the UBA Notes for a period ending on June 30, 2009.

UBA has made thirteen (13) separate advances to the Company under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of June 30, 2008 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,069,200, for a total of $2,984,600.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered common stock at a conversion rate of $1.50 per share. As of June 30, 2008, the outstanding principal and interest on the UBA Notes was convertible into approximately 1,989,700 shares of the Company's Common Stock. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

The UBA Notes require the Company to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted the Company to capitalize all accrued interest; therefore, the Company has borrowed the maximum amount available under the facility. Upon maturity of any of the UBA Notes, unless UBA has given the Company prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such UBA Note may be converted, at the option of UBA, into shares of the Company's common stock. If UBA does not elect to so convert any UBA Notes upon maturity, it has the option to extend the term of any UBA Note for any period of time mutually agreed upon by UBA and the Company. During the extended term of any UBA Note, UBA has the right to require the Company to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days.

The UBA Notes are subordinated to credit facilities extended to the Company by Grand Pacific Financing Corporation ("Grand Pacific") and Marquette under subordination agreements executed by UBA. As per the terms of the subordination agreements, UBA is precluded from demanding repayment of the UBA Notes unless the Grand Pacific and Marquette facilities are settled in full. Hence the Company does not expect to make payments on any of the UBA Notes within the next year.

GRAND PACIFIC FINANCING CORPORATION LOAN: On July 3, 2006, MBC obtained a $3.0 million loan from Grand Pacific, secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements. The loan is payable in partially amortizing monthly installments of $27,261  including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing June 28, 2011 with a balloon payment. The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan. MBC used the proceeds of the loan to repay in full all the then outstanding loans owed to Savings Bank of Menodcino County. Grand Pacific also collects on a monthly basis an amount of approximately $10,554 towards property taxes payable on the Ukiah property and pays such taxes when they become due.

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

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 7.6% for the first six months of 2008 and 10.1% for the corresponding period in 2007. For loans primarily associated with the Company's European territory, the weighted average rate paid was 6.9% for the first six months of 2008 and 6.6% for the corresponding period in 2007.

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

CURRENT RATIO: The Company's ratio of current assets to current liabilities on June 30, 2008 was 0.79 to 1.0 and its ratio of total assets to total liabilities was 1.18 to 1.0. On June 30, 2007, the Company’s ratio of current assets to current liabilities was 0.80 to 1.0 and its ratio of total assets to total liabilities was 1.18 to 1.0.

RESTRICTED NET ASSETS: The Company's wholly-owned subsidiary, UBI, has undistributed losses of approximately $635,000 as of June 30, 2008. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately $2,000,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2008, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has some interest-related market risk due to floating interest rate debt totaling $10,261,800 as of June 30, 2008.

Interest Rate Risk

The Company had total debt as of June 30, 2008 of $10,739,500 of which $10,261,800 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 1.75% or LIBOR plus 4.25% or LIBOR plus 5.25%). The Company's long-term debt (including current portion) as of June 30, 2008 totaled $6,516,900, of which $477,700 had fixed rates of interest and the balance of $6,039,200 were subject to variable rates. $4,222,600 of the Company's short term debt is subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $102,600 in interest expense on the Company's variable rate loans.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, the company has also identified areas requiring further improvement as identified below.

As of June 30, 2008, the following significant deficiencies in our internal control over financial reporting were identified:

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

2. We did not conduct sufficient testing in 2007 to satisfy certain Sarbanes-Oxley requirements as a non- accelerated filer. We plan to remediate this issue during 2008.

3.  Human Resource documents including job descriptions, employee handbooks, and reviews were not current. We plan to remediate this issue during 2008.

4.  The Whistleblower contact has not been established. The Whistleblower contact will be established in 2008, and the contact will be independent of management.

We have enhanced our accounting procedures to review and monitor critical accounts and transactions on a timely basis. We have implemented a new ERP system to further improve controls at our Ukiah brewery and plan to implement the same system at our Saratoga Springs brewery by the end of 2008.

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

PART II

OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]

Exhibit Number		Description of Document
10.32		[Intentionally omitted]
10.33	(N)	Employment Agreement with Yashpal Singh.
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.

Exhibit Number		Description of Document
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007

Exhibit Number		Description of Document
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract)
14.1	(V)	Code of Ethics

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.

(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

	(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

	(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

	(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.

	(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

	(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

	(FF)	The Company's Annual Report on Form 10-K for the year ended December 31, 2006

	(GG)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007

	(HH)	The Company's Annual Report on Form 10-K/A for the period ended December 31, 2007

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

	32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

	32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: August 14, 2008	By:
/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Dated: August 14, 2008	By:
/s/ N. Mahadevan
N. Mahadevan
Chief Financial Officer and Secretary