Form 10-Q
period 2008-09-30
MENDOCINO BREWING CO INC
filed 2008-11-14
CIK 919134

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of November 14, 2008 is 11,991,686.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash	$191,000	$339,700
Accounts receivable, net of allowance for doubtful
accounts of $64,600 and $52,600, respectively	7,122,200	7,411,400
Inventories	1,998,700	1,461,200
Prepaid expenses	364,500	585,800
Total Current Assets	9,676,000	9,798,100

Property and Equipment	13,024,300	13,218,300

Other Assets
Deposits and other assets	504,100	313,600
Intangibles net of amortization	47,600	47,600
Total Other Assets	551,700	361,200

Total Assets	$23,252,400	$23,377,600

Liabilities and Stockholders' Equity
Current Liabilities
Secured lines of credit	$3,550,100	$3,801,400
Accounts payable	6,343,200	7,167,800
Accrued liabilities	1,722,700	1,309,100
Current maturities of notes to related parties	106,800	119,100
Current maturities of obligations under long-term debt	307,900	254,400
Current maturities of obligations under capital leases	78,100	69,500
Total Current Liabilities	12,108,800	12,721,300

Long-Term Liabilities
Notes to related parties including accrued
interest of $1,100,500 and $1,000,900, respectively	3,336,400	3,392,500
Long term debt, less current maturities	3,897,300	3,972,600
Obligations under capital lease less current maturities	103,000	49,800
Total Long-Term Liabilities	7,336,700	7,414,900

Total Liabilities	19,445,500	20,136,200

Stockholders' Equity
Preferred stock, Series A, no par value, with aggregate liquidation preference of $227,600;10,000,000 shares authorized,
227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value: 30,000,000 shares authorized,
11,991,686 shares issued and outstanding	14,902,300	14,902,300
Accumulated comprehensive income	311,900	157,300
Accumulated deficit	(11,634,900)	(12,045,800)
Total Stockholders' Equity	3,806,900	3,241,400

Total Liabilities and Stockholders' Equity	$23,252,400	$23,377,600

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED September 30		NINE MONTHS ENDED September 30
	2008	2007	2008	2007
Sales	$9,588,500	$10,268,600	$28,867,600	$28,353,700
Excise taxes	209,600	242,800	713,100	604,800
Net sales	9,378,900	10,025,800	28,154,500	27,748,900
Cost of goods sold	6,929,000	7,220,200	20,483,200	19,682,500
Gross profit	2,449,900	2,805,600	7,671,300	8,066,400
Operating expenses
Marketing and distribution	1,235,300	1,452,000	3,750,200	4,050,400
General and administrative	989,300	1,109,200	2,926,600	3,186,600
Total operating expenses	2,224,600	2,561,200	6,676,800	7,237,000
Income from operations	225,300	244,400	994,500	829,400
Other income (expense)
Other income	17,800	12,200	39,300	34,300
Gain (Loss) on sale of equipment	2,900	(22,400)	2,900	(26,700)
Interest expense	(187,100)	(271,000)	(622,000)	(801,600)
Total other expenses	(166,400)	(281,200)	(579,800)	(794,000)
Income (loss) before income taxes	58,900	(36,800)	414,700	35,400
Provision for income taxes	-	600	3,800	7,000
Net income (loss)	$58,900	$(37,400)	$410,900	$28,400
Other comprehensive income (loss), net of tax Foreign Currency Translation Adjustment	118,300	(31,500)	154,600	(80,300)
Comprehensive income (loss)	$177,200	$(68,900)	$565,500	$(51,900)
Net income (loss) per common share – Basic and Diluted	$0.00	$(0.00)	$0.03	$0.00
Weighted average common shares outstanding - Basic and Diluted	11,991,686	11,991,686	11,991,686	11,809,930

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2008		2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$410,900		$28,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		826,000		807,500
Allowance for doubtful accounts		16,900		188,900
(Gain) Loss on sale of assets		(2,900)		26,700
Interest accrued on related party notes		99,600		139,300
Stock issued for services		-		55,000
Changes in:
Accounts receivable		(367,800)		(414,900)
Inventories		(537,500)		130,000
Prepaid expenses		197,700		81,600
Deposits and other assets		(208,400)		(142,600)
Accounts payable		(268,200)		(193,200)
Accrued liabilities		495,900		200,300
Net cash provided by operating activities:		662,200		907,000
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, and leasehold improvements		(662,800)		(451,200)
Proceeds from sale of fixed assets		2,900		21,800
Net cash used in investing activities:		(659,900)		(429,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on line of credit		25,800		76,100
Borrowing on long-term debt		168,500
Repayment on long-term debt		(307,100)		(295,900)
Payments on obligation under capital leases		(54,900)		(107,500)
Net cash used in financing activities:		(167,700)		(327,300)
EFFECT OF EXCHANGE RATE CHANGES ON CASH		16,700		(11,800)
NET CHANGE IN CASH		(148,700)		138,500
CASH, beginning of period		339,700		345,900
CASH, end of period	$	_191,000	$	_484,400
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest		$522,400		$662,300
Income taxes		$3,800		$7,000
Non-cash investing and financing activity
Lease Financed assets		$159,800		$100,600

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., (the "Company" or "MBC"), has operating subsidiaries, Releta Brewing Company, ("Releta"), and United Breweries International (UK) Limited, ("UBI"). In the United States, MBC and its subsidiary, Releta, operate two breweries that produce beer for the specialty "craft" segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The Company also owns and operates a brewpub and gift store located in Hopland, California and a tasting room and gift store in the brewery premises in Saratoga Springs, New York. The majority of sales for Mendocino Brewing Company are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands, and MBC holds the license to brew and distribute Kingfisher Premium Lager Beer in the US.

The Company's UK subsidiary, UBI, is a holding company for UBSN Limited ("UBSN"). UBSN is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe. The distributorship is located in Faversham, Kent in the United Kingdom.

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

Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any future period.

Principles of Consolidation

The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiaries, Releta, and UBI. All inter-company balances, profits and transactions have been eliminated.

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

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS No. 159 also establishes additional disclosure requirements. The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

Except as noted above, there have been no significant changes in the Company's significant accounting policies during the nine months ended September 30, 2008 compared to what was previously disclosed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. Deferred financing costs were $311,300, and the related accumulated amortization at September 30, 2008 was $131,600. Amortization of deferred financing costs charged to operations was $49,000 and $38,500 for the nine months ended September 30, 2008 and 2007. The Company will continue to amortize these fees until 2011. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom. Substantially all of the Company's cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $110,300 in cash deposits and $5,263,700 of accounts receivable due from customers located in the United Kingdom as of September 30, 2008.

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

During the three and nine months ended September 30, 2008 and 2007, the Company did not grant any options or warrants and no stock options were outstanding as of September 30, 2008.

Basic and Diluted Earnings (Loss) per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic net income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. The conversion of potentially dilutive securities would have increased earnings per share during the periods presented and therefore were antidilutive.

Foreign Currency Translation

The assets and liabilities of UBI were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at September 30, 2008 and December 31, 2007, and the statements of operations were translated at the average exchange rates for each of the nine months ended September 30, 2008 and 2007. Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity. Cash at UBI was translated at exchange rates in effect at September 30, 2008 and December 31, 2007, and its cash flows were translated at the average exchange rates for each of the nine months ended September 30, 2008 and 2007. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

The components of other comprehensive income (loss) for the three months and nine months ended September 30, 2008 and 2007 are reflected as a separate item in the statements of operations.

Reportable Segments

The Company manages its operations through two business segments: brewing operations, including tavern and tasting room operations (domestic) and distributor operations (international). The international business segment sells the Company's products outside the U.S.

The Company evaluates performance based on operating income. Where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the Company's transfer policy, which approximates market price. The costs of operating the manufacturing plants are captured discretely within each segment. The Company's property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income or loss or accumulated deficit.

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

2. Liquidity and Management Plans

At September 30, 2008, the Company had cash and cash equivalents of $191,000, a working capital deficit of $2,432,400 and an accumulated deficit of $11,634,900. Additionally, the Company has a history of past losses as infrastructure costs were incurred in advance of obtaining revenues.

Management has taken actions, including reductions in discretionary expenditures, which management believes will permit the Company to possess sufficient cash for its working capital needs through September 30, 2009. In addition, the Company’s majority shareholder has issued a letter of support to provide financial assistance, if necessary. The Company may also consider obtaining additional capital infusions to support operations, if available. Management believes that these actions combined with increased sales will enable the Company to meet its working capital needs through September 30, 2009. Furthermore, during the nine months ended September 30, 2008, the Company generated income from operations and cash flows from operating activities.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	30-Sep-08	31-Dec-07
Raw Materials	$880,600	$601,000
Beer-in-process	271,700	177,200
Finished Goods	817,800	647,200
Merchandise	28,600	35,800
TOTAL	$1,998,700	$1,461,200

4. Line of Credit and Note Payable

In November 2006, Marquette Business Credit, Inc. ("Marquette") provided a line of credit drawable on eligible receivables and inventory until June 2011. The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Relata's eligible inventory located in the US. This facility carries interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of September 30, 2008 was approximately $1,088,200.

The Company retains the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse. Therefore, the transaction does not qualify as a sale. Included in the Company's balance sheets as accounts receivable at September 30, 2008, are account balances totaling $2,148,700 of uncollected accounts receivable collateralized to Marquette under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers. The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party with six months notice. This facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of September 30, 2008 was approximately $2,461,900.

5. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	September 30, 2008	December 31, 2007
Note to a financial institution, payable in monthly installments of $18,200, plus interest at one month LIBOR plus 5.25% with a balloon payment of $544,600 in June 2011; secured by substantially all assets of Releta Brewing Company and Mendocino Brewing Company, excluding real property at Ukiah.	$1,125,600	$1,289,000

Note to a financial institution, payable in monthly installments of $2,300, plus interest at one month LIBOR plus 5.25% with a balloon payment of $96,000 in June 2011; secured by substantially all assets of Releta Brewing Company and Mendocino Brewing Company, excluding real property at Ukiah.	168,500

Note to a financial institution, payable in monthly installments of $27,300 including interest at prime plus 1.75% with a balloon payment of approximately $2,867,900 in June 2011 (net of discount of $20,400 and $25,900) secured by real property at Ukiah.	2,911,100	2,938,000
	4,205,200	4,227,000

Less current maturities	307,900	254,400
	$3,897,300	$3,972,600

6. Notes to Related Party

Subordinated Convertible Notes Payable

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America ("UBA) in the aggregate principal amount of $1,915,400, with interest at the prime rate plus 1.5%, but not to exceed 10% per year. The UBA notes have accrued interest of $1,100,500 and $1,000,900 as at September 30, 2008 and December 31, 2007, respectively. The UBA notes are convertible into shares of the Company's common stock at $1.50 per share. The UBA notes were extended until June 2009. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette Business Credit, both maturing in June 2011. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the above-mentioned facilities are repaid. Accordingly, the entire amount due under the UBA notes is classified as a long term liability.

5% Notes Payable

Notes payable also includes an unsecured loan from Shepherd Neame Limited to UBSN Limited payable in annual installments of approximately $106,800 with interest at 5% per year beginning June 2003 and maturing June 2013. The amounts outstanding under this loan as of September 30, 2008 and December 31, 2007 were $427,300 and $595,300, respectively, including current maturities of $106,800 and $119,100 on those dates.

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

The following table reflects the value of the transactions for the nine months ended September 30, 2008 and 2007 and the balances outstanding as of September 30, 2008 and 2007.

	2008	2007
Sales to Shepherd Neame	$2,788,400	$3,142,700
Purchases from Shepherd Neame	$11,884,700	$12,046,500
Expense reimbursement to Shepherd Neame	$797,500	$936,300
Interest expense associated with UBA convertible notes payable	$99,600	$139,300
Accounts payable to Shepherd Neame	$4,418,100	$5,474,600
Accounts receivable from Shepherd Neame	$1,132,100	$789,500

9. Stockholders' Equity

The following table summarizes equity transactions during the nine months ended September 30, 2008.

	Series A Preferred				Other
	Stock		Common Stock		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity
Balance, December 31, 2007	227,600	$227,600	11,991,686	$14,902,300	$157,300	$(12,045,800)	$3,241,400

Net Income	-	-	-	-	-	410,900	410,900

Currency Translation Adjustment	-	-	-	-	154,600	-	154,600

Balance, September 30, 2008	227,600	$227,600	11,991,686	$14,902,300	$311,900	$(11,634,900)	$3,806,900

The following table summarizes equity transactions during the nine months ended September 30, 2007.

	Series A Preferred				Other
	Stock		Common Stock		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity

Balance, December 31, 2006	227,600	$227,600	11,628,174	$14,815,300	$124,400	$(11,661,800)	$3,505,500
Stock issued for accrued compensation*			113,512	32,000			32,000
Stock issued for services*			250,000	55,000			55,000
Net Income	-	-	-	-	-	28,400	28,400

Currency Translation Adjustment	-	-	-	-	(80,300)	-	(80,300)

Balance, September 30, 2007	227,600	$227,600	11,991,686	$14,902,300	$44,100	$(11,633,400)	$3,540,600

*Independent outside members of the Board of Directors are compensated for attending Board of Directors and committee meetings.

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

10. Stock Option Plan

No stock options were outstanding as of September 30, 2008 and September 30, 2007.

Valuation and Expense Information under SFAS 123(R)

There was no stock based compensation related to employee stock options for the nine months ended September 30, 2008 and 2007. During the nine months ended September 30, 2008, the Company did not issue any stock based compensation. On May 14, 2007, the Company issued 113,512 shares of common stock valued at $0.28 per share for a total value of $32,000 as accrued compensation for the year 2006 and 250,000 shares of common stock valued at $0.22 per share for a total value of $55,000 as directors' compensation in 2007. The trading price of the Company's stock as of the date of issuance was $0.22. The amount is included as a component of general and administrative expenses.

11. Segment Information

The Company's business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers including beer for sale along with merchandise at the Company's brewpub and retail merchandise store located at the Hopland and Saratoga Springs breweries. The second segment consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe. A summary of each segment is as follows:

	Nine months ended September 30, 2008
	Domestic Operations	European Territory	Corporate & Others	Total

Net Sales	$11,590,000	$16,564,500	$-	$28,154,500
Operating Income	$685,200	$309,300	$-	$994,500
Identifiable Assets	$12,802,500	$7,498,400	$2,951,500	$23,252,400
Depreciation & Amortization	$400,100	$425,900	$-	$826,000
Capital Expenditures	$281,000	$541,600	$-	$822,600

	Nine months ended September 30, 2007
	Domestic Operations	European Territory	Corporate & Others	Total
Net Sales	$11,340,500	$17,013,200	$-	$28,353,700
Operating Income	$792,800	$36,600	$-	$829,400
Identifiable Assets	$12,399,500	$9,164,300	$2,825,100	$24,388,900
Depreciation & mortization	$372,700	$419,200	$15,600	$807,500
Capital Expenditures	$33,500	$518,300	$-	$551,800

12. Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBI, has undistributed losses of approximately $436,600 as of September 30, 2008. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately £1,000,000 (pounds sterling). Condensed financial information of the parent company, Mendocino Brewing Company, Inc. together with its other subsidiary, Releta Brewing Company is as follows:

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Assets
Cash	$80,700	$32,000
Accounts receivable	1,772,900	1,643,400
Inventories	1,998,700	1,461,200
Other current assets	191,900	192,800
Total current assets	4,044,200	3,329,400

Investment in UBI	1,225,000	1,225,000
Property and equipment	11,158,100	11,228,200
Other assets	551,700	361,200
Total assets	$16,979,000	$16,143,800

Liabilities and Stockholders' Equity
Line of credit	$1,088,200	$1,313,500
Accounts payable	1,584,200	1,270,900
Accrued liabilities	1,003,600	510,500
Current maturities of debt and leases	324,100	261,500
Total current liabilities	4,000,100	3,356,400

Intercompany payable to UBI	609,000	753,900
Long-term debt and capital leases	3,918,800	3,972,600
Notes payable to related party	3,015,900	2,916,300
Total liabilities	11,543,800	10,999,200

Stockholders' equity
Common stock	14,902,300	14,902,300
Preferred stock	227,600	227,600
Accumulated deficit	(9,694,700)	(9,985,300)
Total stockholders' equity	5,435,200	5,144,600
Total liabilities and stockholders' equity	$16,979,000	$16,143,800

12. Unrestricted Net Assets (continued)

Statements of Operations	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,763,100	$3,883,200	$11,590,000	$10,735,700
Cost of goods sold	2,928,600	2,855,600	8,683,200	7,709,300
Selling, marketing, and retail expenses	374,900	332,500	968,800	961,100
General and administrative expenses	445,400	418,500	1,337,500	1,345,800
Income from operations	14,200	276,600	600,500	719,500

Other (income)	(43,500)	(40,700)	(121,800)	(123,000)
Interest expense	131,300	189,100	427,900	587,700
Provision for taxes	-	600	3,800	7,000
Net income (loss)	$(73,600)	$127,600	$290,600	$247,800

Statements of Cash Flows	Nine months ended September 30
	2008	2007
	(unaudited)	(unaudited)
Net cash provided by operating activities	$691,100	$723,700
Purchase of property and equipment	(230,900)	(33,500)
Proceeds from sale of fixed assets	-	2,700
Net repayment of line of credit	(225,300)	(287,600)
Borrowing on long term debt	168,500	—
Repayment on long term debt	(190,300)	(176,600)
Payment on obligation under capital lease	(19,500)	(7,300)
Net change in payables to UBI	(144,900)	(223,600)
Increase (decrease) in cash	48,700	(2,200)
Cash, beginning of period	32,000	55,700
Cash, end of period	$80,700	$53,500

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results for the three months and nine months ended September 30, 2008, compared to the three months and nine months ended September 30, 2007, financial condition and liquidity/cash flows of the Company for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2007.

In this Report, the term "the Company" and its variants is generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report, including but not limited to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for the Company's products; changes in demand for malt beverage products in different Company markets; changes in distributor relationships or performance; changes in customer preference for the Company's malt beverage products; regulatory or legislative changes; the impact of competition; changes in raw materials' prices; availability of financing for operations; changes in interest rates; changes in the Company's European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and in general domestic and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.
i

Critical Accounting Policies

There have been no significant changes in our accounting policies during the nine months ended September 30, 2008 compared to what was previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2007. In 2008, the adoption of SFAS No. 157 and SFAS No. 159 did not have a material impact on our financial statements. The process of preparing financial statements, in accordance with generally accepted accounting principles in the United States requires our management to make estimates and judgments regarding certain items and transactions. These judgments are based on historical experience, current economic and industry trends, information provided by outside sources, and management estimates. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. We consider the following to be our most significant critical accounting policies which involve the judgment of our management.

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

Inventories

Consolidated inventories are stated at the lower of cost or market. On a quarterly basis, we evaluate the carrying cost of our inventory to ensure that it is stated at the lower of cost or market. Our products are typically not subject to obsolescence and consequently our reserves for slow moving and obsolete inventory have historically been zero. Cash flows from the sale of inventory are reported in cash flows from operations in the consolidated statements of cash flows.

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

Segment Information

Our management has identified two primary operating segments, US operations and European operations, which are organized around differences in products and services and are managed separately because each business requires different production, management and marketing strategies. Our US business operations consist of manufacturing and distribution of beer, which accounted for the majority of the our gross sales, and retail sales (primarily at our Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). Our European operations are conducted by our wholly-owned subsidiary, United Breweries International (UK), Ltd. ("UBI") which consists of distribution of beer (primarily Kingfisher) in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 57% and 60% of our gross sales during the first nine months of 2008 and 2007 respectively, with our United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 43% and 40% during the first nine months of 2008 and 2007, respectively. Management expects that retail sales, as a percentage of total sales, will continue to be less than 5% of our wholesale beer sales. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses for both segements, and our accounting polices are consistent for both segments.

Seasonality

Sales of our products are somewhat seasonal. Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both the Domestic Territory and the European Territory. In the Domestic Territory, sales volumes have been stronger during the second and third quarters and slower again during the fourth quarter, while in the European Territory the fourth quarter has generated the highest sales volume. The volume of sales in any given area may also be affected by several factors including local weather conditions. Because of the seasonality of the our business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Recent Developments
Pricing

During 2008, we implemented a series of global price increases in response to continuing increases in raw material costs; such price increases were generally broad-based across our product line.

Raw Materials

During 2008, we have incurred increases in the prices of malt and hops as a result of increased demand for these commodities coupled with shortages in availability. We believe that increased costs of raw materials are affecting our industry generally, and we cannot predict if or when the current situation will change or improve.

Summary of Financial Results

We ended the first nine months of 2008 with a net profit of $410,900, compared to $28,400 for the corresponding period in 2007. During the first nine months of 2008 net sales increased by $405,600 as compared to the corresponding period in 2007, mainly due to price increases. Costs of goods sold increased by $800,700, marketing costs decreased by $300,200, general and administrative costs decreased by $260,000, and interest expenses decreased by $179,600, all of which contributed to our results for the period.

Three Months Ended September 30, 2008 Compared To
Three Months Ended September 30, 2007

Net Sales

Overall net sales for the third quarter of 2008 were $9,378,900, a decrease of $646,900, or 6.5%, compared to $10,025,800 for the third quarter of 2007. The decrease was mainly due to lower sales volume.

Domestic Operations: Net sales for the third quarter of 2008 were $3,763,100 compared to $3,883,200 for the corresponding period in 2007, a decrease of $120,100, or 3.1% mainly due to lower sales volume of contract brands. Our total sales volume decreased to 18,400 barrels in the third quarter of 2008 from 22,700 barrels in the third quarter of 2007 for a net decrease of 4,300 barrels, or 18.9%. Of the decrease, sales of contract brands decreased by 4,700 barrels or 60.8%. This decrease was partially offset by increases in sales of our own brands by 200 barrels or 1.7% and increased sales volume of the Kingfisher brand by 200 barrels or 7.4%.

European Territory: Net sales for the third quarter of 2008 were $5,615,800 (£ 2,964,200) compared to $6,142,600 (£ 3,043,300) during the corresponding period of 2007, a decrease of $526,800, or 8.6% mainly due to decreased sales volume. During the third quarter of 2008, UBSN sold 16,500 barrels, compared to 17,800 barrels during the third quarter of 2007, representing a decrease of 1,300 barrels, or 7.3%. When measured from period to period exclusively in Pounds Sterling (which is the basic currency of account for the European Territory), our net sales in the European Territory decreased by 2.6%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the third quarter of 2008 was 73.9%, as compared to 72% during the corresponding period of 2007, mainly due to increased costs of materials.

Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the third quarter of 2008 was 77.8%, as compared to 73.5% during the corresponding period of 2007. The increase in costs of goods sold is mainly due to price increases for raw materials and packaging materials.

European Territory: Cost of goods sold as a percentage of net sales in the United Kingdom during the third quarter of 2008 was 71.8%, as compared to 71.5% during the corresponding period of 2007 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

Gross Profit

Gross profit for the third quarter of 2008 decreased to $2,449,900, from $2,805,600 during the corresponding period of 2007, representing a decrease of $355,700 or 12.7% mainly due to decreased sales volume. As a percentage of net sales, gross profit during the third quarter of 2008 decreased to 26.1% from 28% for the third quarter of 2007.

Operating Expenses

Operating expenses for the third quarter of 2008 were $2,224,600, a decrease of $336,600, or 13.1%, as compared to $2,561,200 for the corresponding period of 2007 mainly due to decreased distribution and promotional costs and reductions in provisions against bad debts in the European Territory. Operating expenses consist of marketing, distribution and general and administrative expenses.

Marketing and Distribution Expenses: Marketing and distribution expenses for the third quarter of 2008 were $1,235,300, as compared to $1,452,000 for the third quarter of 2007, representing a decrease of $216,700 or 14.9%. These expenses decreased to 13.2% of net sales for the third quarter of 2008, as compared to 14.5% for the corresponding period in 2007.

Domestic Operations: Expenses for the third quarter of 2008 were $374,900 compared to $332,500 during the corresponding period of 2007, representing an increase of $42,400 or 12.8%. As a percentage of net sales in the United States, the expenses increased to 10% during the third quarter of 2008, compared to 8.6% during the corresponding period of 2007. The increase in expenses resulted mainly from higher salary and travel costs due to increases in headcount.

European Territory: Expenses for the third quarter of 2008 were $860,400 compared to $1,119,500 during the corresponding period of 2007, representing a decrease of $259,100 or 23.1% mainly due to decreases in distribution and promotional costs. As a percentage of net sales in the United Kingdom, the expenses decreased to 15.3% during the third quarter of 2008 compared to 18.2% during the corresponding period of 2007 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

General And Administrative Expenses: The Company’s general and administrative expenses were $989,300 for the third quarter of 2008, representing a decrease of $119,900 or 10.8%, as compared to $1,109,200 for the corresponding period in 2007. General and administrative expenses decreased to 10.5% of net sales for the third quarter of 2008, as compared to 11.1% for the corresponding period in 2007.

Domestic Operations. Domestic general and administrative expenses were $445,400 for the third quarter of 2008, representing an increase of $26,900, or 6.4%, from $418,500 for the third quarter of 2007.

European Territory. General and administrative expenses related to the European Territory were $543,900 for the third quarter of 2008, representing a decrease of $146,800, or 21.3%, compared to $690,700 for the third quarter of 2007 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation) mainly due to reductions in provision against bad debts.

Other Expenses

Other expenses for the third quarter of 2008 totaled $166,400, representing a decrease of $114,800, or 40.8%, when compared to the third quarter of 2007 due to decreased interest expenses. In addition, for the first three months of 2008, we had a gain on the sale of certain assets as compared to a loss in the corresponding period of 2007.

Income Taxes

We did not provide for income taxes for the third quarter of 2008 as opposed to including a provision of $600 for the corresponding period of 2007. The provision for taxes in 2007 related to the estimated amount of taxes that would be imposed by taxing authorities in the United States.

Net Loss

Our net income for the third quarter of 2008 was $58,900, as compared to a net loss of $37,400 for the third quarter of 2007. After providing for a positive foreign currency translation adjustment of $118,300 during the third quarter of 2008 (as compared to a negative adjustment of $31,500 for the corresponding period in 2007), comprehensive income for the third quarter of 2008 was $177,200, compared to a loss of $68,900 for the correspoding period in 2007.

Nine Months Ended September 30, 2008 Compared To
Nine Months Ended September 30, 2007

Net Sales

Overall net sales for the first nine months of 2008 were $28,154,500, an increase of $405,600, or 1.5%, compared to $27,748,900 for the corresponding period in 2007. The increase was mainly due to increased sales prices of our products.

Domestic Operations: Domestic net sales for the first nine months of 2008 were $11,590,000 compared to $10,735,700 for the corresponding period in 2007, an increase of $854,300 or 8% mainly due to price increases. Domestic sales volume decreased to 57,700 barrels during the first nine months of the year 2008 representing a decrease of 1,500 barrels or 2.5% compared to domestic sales of 59,200 barrels in the first nine months of 2007. Sales of our brands increased by 2,900 barrels or 8.3%, sales of the Kingfisher brand increased by 1,100 barrels or 16%. In contrast, sales of contract brands decreased by 5,500 barrels or 32.1%.

European Territory: Net sales for the first nine months of 2008 were $16,564,500 (£8,508,100) compared to $17,013,200 (£8,559,700) during the corresponding period of 2007, a decrease of $448,700 or 2.6%. During the first nine months of 2008, UBSN sold 48,800 barrels compared to 50,100 barrels during the first nine months of 2007, a decrease of 1,300 barrels, or 2.6%. However, due to positivie exchange rate fluctuations, net sales (when compared in Pounds Sterling) decreased by only 0.6%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first nine months of the year 2008 was 72.8%, as compared to 70.9% during the corresponding period of 2007.

Domestic Operations: Cost of goods sold as a percentage of net sales in the United States during the first nine months of 2008 was 74.9%, as compared to 71.8%, during the corresponding period of 2007. This increase is mainly due to significant increases in the costs of raw materials and packaging materials.

European Territory: Cost of goods sold as a percentage of net sales in the United Kingdom during the first nine months of 2008 was 71.8%, as compared to 70.8% during the corresponding period in 2007 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

Gross Profit

As a result of the higher costs described above, gross profit for the first nine months of 2008 decreased to $7,671,300, from $8,066,400 during the corresponding period of 2007, representing a decrease of $395,100 or 4.9%. As a percentage of net sales, gross profit during the first nine months of 2008 decreased to 27.2% from 29.1% during the corresponding period in 2007.

Operating Expenses

Operating expenses for the first nine months of the year 2008 were $6,676,800, a decrease of $560,200, or 7.7%, as compared to $7,237,000 for the corresponding period of 2007. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the first nine months of 2008 were $3,750,200, as compared to $4,050,400 for the corresponding period in 2007, representing a decrease of $300,200 or 7.4%. These expenses were equal to 13.3% of net sales for the first nine months of 2008, as compared to 14.6% for the corresponding period in 2007.

Domestic Operations: Expenses for the first nine months of 2008 were $968,800 compared to $961,100 during the corresponding period of 2007, representing an increase of $7,700 or 0.8%. Expenses, as a percentage of net sales in the United States, decreased to 8.4% during the first nine months of 2008, compared to 9% during the corresponding period of 2007.

European Territory: Expenses for the first nine months of 2008 were $2,781,400 compared to $3,089,300 during the corresponding period of 2007, representing a decrease of $307,900 or 10% mainly due to decreases in distribution expenses and sales commission. Expenses, as a percentage of net sales in the United Kingdom, decreased to 16.8% during the first nine months of 2008 compared to 18.2% during the corresponding period of 2007 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

General And Administrative Expenses: The Company’s general and administrative expenses were $2,926,600 for the first nine months of 2008, representing a decrease of $260,000 or 8.2%, compared to $3,186,600 for the corresponding period in 2007. These expenses were equal to 10.4% of net sales for the first nine months of 2008, as compared to 11.5% for the corresponding period in 2007.

Domestic Operations. Domestic general and administrative expenses were $1,337,500 for the first nine months of 2008, representing a decrease of $8,300, or 0.6%, from $1,345,800 for the corresponding period in 2007.

European Territory. General and administrative expenses related to the European Territory were $1,589,100 for the first nine months of 2008, representing a decrease of $251,700 or 13.7%, as compared to $1,840,800 for the corresponding period in 2007 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation). These decreases were mainly due to decreases in provisions against bad debts.

Other Expenses

Other expenses for the first nine months of 2008 totaled $579,800 representing a decrease of $214,200 or 27% when compared to the same period in 2007 mainly due to decreased interest expenses. In addition, for the first nine months of 2008, we had a gain on the sale of certain assets as compared to a loss in the corresponding period of 2007.

Income Taxes

We have a provision for income taxes of $3,800 for the first nine months of 2008, compared to $7,000 for the same period in 2007. The provision for taxes is mainly related to the estimated amount of taxes that will be imposed by taxing authorities in the United States.

Net Income

Our net income for the first nine months of 2008 was $410,900, as compared to $28,400 for the corresponding period of 2007. After providing for a positive foreign currency translation adjustment of $154,600 during the first nine months of 2008 (as compared to a negative adjustment of $80,300 for the corresponding period in 2007), we had comprehensive income for the first nine months of 2008 of $565,500, compared to a comprehensive loss of $51,900 for the corresponding period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah and Saratoga Springs facilities has continued to place demands on our working capital. Prior to 2008, proceeds from operations of the US breweries were not sufficient to cover our working capital needs. However, during the nine months ended September 30, 2008, we generated positive cash flows from operations. We are a party to several loans, lines of credit, other credit facilities, and lease agreements. We are currently making timely payments on our debt and lease commitments as they fall due. Any breach of a loan or lease which actually leads to default, or to an attempt by a creditor to exercise its rights in our tangible or intangible assets, could potentially make it difficult, at least in the short term, for us to continue our operations.

We had $191,000 and $339,700 in cash and cash equivalents and $7,122,200 and $7,411,400 in accounts receivable at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, we had a working capital deficit of $2.4 million compared to a deficit of $2.9 million at December 31, 2007. The reduction in our working capital deficit is reflective of our improved operating results for the nine months ended September 30, 2008.

Net cash provided by operating activities for the nine months ended September 30, 2008 was $662,200, compared to $907,000 for the nine months ended September 30, 2007. We generally do not require significant cash on hand to meet our operating needs.

Net cash used in investing activities totaled approximately $659,900 for the nine months ended September 30, 2008 compared to net cash used of $429,400 for the corresponding period of 2007. Net cash used for investing activities consists of purchases of capital assets.

Net cash used in financing activities totaled approximately $167,700 during the nine months ended September 30, 2008, compared to $327,300 for the corresponding period of 2007. For the nine months ended September 30, 2008, net cash used in financing activities prncipally consisted of debt payments and lease installments.

Description of Our Indebtedness

MARQUETTE LINE OF CREDIT

In November 2006, Marquette Business Credit, Inc. ("Marquette") provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory. The Marquette line of credit terminates in June 2011. The borrowings are collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Relata's eligible inventory located in the US. This facility accrues interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets of MBC and Releta, excluding the real property in Ukiah.

MASTER LINE OF CREDIT. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit in a principal amount of up to $1,600,000. We have executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement") with UBA. The Extension Agreement confirms the extension of the terms of the UBA Notes until June 30, 2009.

As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of September 30, 2008 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,100,500, for a total of $3,015,900.

The outstanding principal amount of the Notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered common stock at a conversion rate of $1.50 per share. As of September 30, 2008, the outstanding principal and interest on the UBA Notes would be convertible upon exercise into approximately 2,010,600 shares of our common stock. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

The UBA Notes require us to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted us to capitalize all accrued interest; therefore, we have borrowed the maximum amount available under the facility. Upon maturity of any of the UBA Notes, unless UBA has given us prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such UBA Note may be converted, at the option of UBA, into shares of our common stock. If UBA does not elect to so convert any UBA Notes upon maturity, it has the option to extend the term of such notes for any period of time mutually agreed upon by UBA and us. During the extended term of any note, UBA has the right to require us to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, within sixty (60) days.

The UBA Notes are subordinated to our credit facilities with Grand Pacific Financing Corporation ("Grand Pacific") and Marquette pursuant to subordination agreements executed by UBA. As per the terms of the subordination agreements, UBA is precluded from demanding repayment of the UBA Notes unless the Grand Pacific and Marquette facilities are settled in full. Hence we do not expect to make payments on the UBA Notes until June 2011.

GRAND PACIFIC FINANCING CORPORATION LOAN: On July 3, 2006, we have obtained a $3.0 million loan from Grand Pacific, secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements. The loan is payable in partially amortizing monthly installments of $27,261  including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing June 28, 2011 with a balloon payment. The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan. We used the proceeds of the loan to repay in full our outstanding loans owed to Savings Bank of Mendocino County. Grand Pacific also collects on a monthly basis approximately $10,500 for property taxes for the Ukiah property and pays such taxes when they become due.

MARQUETTE FACILITY: On November 21, 2006, Marquette extended us a total facility of $4,925,000 with a maturity date of June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan. The rate of interest on the term loan and capital expenditure loan is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 5.25% and is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 4.25% on the revolving facility . The facility is subject to certain financial covenants including prescribed minimum fixed charges coverage, maintaining prescribed minimum tangible net worth and minimum earnings before interest, depreciation and taxes. The facility also has a prepayment penalty if settled prior to the maturity date. The facility is secured by substantially all of our assets located in the United States excluding the real property and fixtures located in Ukiah, California.

OTHER LOANS AND CREDIT FACILITIES.

ROYAL BANK OF SCOTLAND FACILITY: Royal Bank of Scotland ("RBS") provided UBSN with a £1,750,000 maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon six months' written notice.

SHEPHERD NEAME LOAN: Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for our European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 to UBSN, repayable in annual installments of £60,000 per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year.

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on our U.S. debts was 7.5% for the first nine months of 2008 and 10.2% for the corresponding period in 2007. For loans primarily associated with the European Territory, the weighted average rate paid was 6.9% for the first nine months of 2008 and 6.8% for the corresponding period in 2007.

KEG MANAGEMENT ARRANGEMENT: On September 1, 2004, we entered into a five-year keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides us with half-barrel kegs for which we pay a filling and use fee. Distributors return the kegs directly to MicroStar. MicroStar then supplies us with additional kegs. If, on any given month, the agreement is not extended and terminates, we are required to purchase a certain number of kegs from MicroStar. We anticipate that we would finance such purchase through debt or lease financing, if available. However, there can be no assurance that we will be able to finance the purchase of kegs. Our failure to purchase the necessary kegs from MicroStar on termination of the agreement would likely have a material adverse effect on us.

CURRENT RATIO: Our ratio of current assets to current liabilities on September 30, 2008 was 0.8 to 1.0 and our ratio of total assets to total liabilities was 1.2 to 1.0. On September 30, 2007, our ratio of current assets to current liabilities was 0.8 to 1.0 and our ratio of total assets to total liabilities was 1.17 to 1.0.

RESTRICTED NET ASSETS: Our wholly-owned subsidiary, UBI, has undistributed losses of approximately $436,600 as of September 30, 2008. Under UBSN's line of credit agreement with RBS, distributions and other payments to us from our subsidiary are not permitted if retained earnings drop below approximately £1,000,000 (pounds sterling).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, we did not hold any derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. We have some interest-related market risk due to floating interest rate debt totaling $10,261,800 as of September 30, 2008.

Interest Rate Risk

As of September 30, 2008, we had total debt of $10,118,400 of which $9,691,100 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 1.75% or LIBOR plus 4.25% or LIBOR plus 5.25%). As of September 30, 2008, our long-term debt (including the current portion) totaled $6,568,300, of which $427,300 had fixed interest rates and the balance of $6,141,000 was subject to variable interest rates. $3,550,100 of our short term debt is subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $96,900 in interest expense on our variable rate loans.

Foreign Currency Rate Fluctuations

Our earnings and cash flows at our subsidiaries UBI and UBSN are subject to fluctuations due to changes in foreign currency rates. We believe that changes in the foreign currency exchange rate would not have a material adverse effect on our results of operations as the majority of our foreign transactions are delineated in UBI's functional currency, the British Pound.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have also identified areas requiring further improvement as identified below.

As of September 30, 2008, the following significant deficiencies in our internal control over financial reporting were identified:

 1. We did not formally document certain of the reviews conducted by the financial department in the processing and preparation of our financial statements. These processes include journal entries, account reconciliations, consolidations, equity reconciliations, disclosure checklists and tax return preparation. We plan to remediate these issues by formalizing our documentation of financial reviews.

2. We did not conduct sufficient testing in 2007 to satisfy Sarbanes-Oxley requirements as a non- accelerated filer. We are in the process of remediating this issue. In addition, we have engaged the services of an outside consulting firm to assist with our internal control compliance procedures.

3. Human Resource documents including job descriptions, employee handbooks, and reviews were not current. We are in the process of remediating this issue. In addition, we have engaged the services of an outside consulting firm to assist with our internal control compliance procedures.

4. The Whistleblower contact will be established in 2008, and the contact will be independent of management.

We have enhanced our accounting procedures to review and monitor critical accounts and transactions on a timely basis. We have implemented a new ERP system to further improve controls at our Ukiah brewery and plan to implement the same system at our Saratoga Springs brewery by the end of 2008.

LIMITATIONS ON CONTROLS

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving our disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in such controls and procedures, including the fact that human judgment in decision making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Shareholders on October 6, 2008. At that meeting, our shareholders voted to elect all seven of the Board's director nominees. The votes cast for each of the nominees were as follows. There were no broker non-votes; ballots for a total of 1,096,619 shares were not cast with respect to any candidate.

Director's Name	Votes for	Withheld

Dr. Vijay Mallya	10,855,432	39,635

H. Michael Laybourn	10,864,157	30,910

Jerome G. Merchant	10,864,032	31,035

Scott R. Heldfond	10,860,657	34,410

Sury Rao Palamand	10,859,032	36,035

Kent D. Price	10,864,157	30,910

Yashpal Singh	10,860,432	34,635

In addition, our shareholders voted to ratify the selection of PMB Helin Donovan LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. 10,869,128 votes were cast for such action, 8,067 votes were cast against such action and there were 17,872 broker non-votes.

Item 6. Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33	(N)	Employment Agreement with Yashpal Singh.
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.

Exhibit Number		Description of Document
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.

Exhibit Number		Description of Document
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract)
14.1	(V)	Code of Ethics

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.

(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	The Company's Annual Report on Form 10-K for the year ended December 31, 2006

(GG)	The Company's Quarterly Report on Form 10Q for the period ended June 30, 2007

(HH)	The Company's Annual Report on Form 10-QK/A for the period ended December 31, 2007

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

10.92	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.

10.93	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: November 14, 2008	By:	/s/ Yashpal Singh

Yashpal Singh
President and Chief Executive Officer

Dated: November 14, 2008	By:	/s/ Mahadevan Narayanan

Mahadevan Narayanan
Chief Financial Officer and Secretary