Form 10-K
period 2008-12-31
MENDOCINO BREWING CO INC
filed 2009-03-31
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the average of the closing bid and asked prices for such stock, as reported by the NASDAQ OTC Bulletin Board on June 30, 2008 was $755,744.

The number of shares of the registrant's Common Stock outstanding as of March 29, 2009 was 12,274,762.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING INFORMATION

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. Unless the context otherwise requires, references in this annual report to “we,” “us,” “our,” or the “Company” refer to Mendocino, Inc. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation." If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

In addition, such statements could be affected by general industry and market conditions and growth rates, and by general economic and political conditions in the markets in which we compete. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1.        BUSINESS

OVERVIEW

Mendocino Brewing Company, Inc., (the “Company”) a California corporation, was founded in 1983. It was one of the first modern craft brewers, having opened the first new brewpub in California and the second in the United States following the repeal of Prohibition. The Company has been recognized for its innovations in the brewpub concept, its craft brew style and its distinctive labels. In 2008, the Company celebrated its 25th anniversary. In this Annual Report, the term "the Company" and its variants and the terms "we," "us," and "our" and their variants are generally used to refer to Mendocino Brewing Company, Inc. together with its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity.

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

The Company's New York subsidiary, Releta Brewing Company, LLC, d/b/a Ten Springs Brewery ("Releta"), which is located in Saratoga Springs, New York, commenced production in its leased facility in February 1998. This facility, which has a current annual packaging capacity of 90,000 bbl. in one shift, was designed to enable the Company's production to be expanded to 200,000 bbl. per year with the inclusion of additional equipment.

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

The Company also acquired exclusive brewing and distribution rights for Kingfisher Premium Lager in the United States as a result of the UBI Acquisition. The Company brews Kingfisher Premium Lager in its Saratoga Springs, New York and Ukiah, California facilities. The Company has engaged Shepherd Neame to brew Kingfisher Premium Lager for distribution in the European Territory.

During the last quarter of fiscal year 2005, United Breweries of America, BVI, a British Virgin Islands corporation ("UBA-BVI"), an indirect beneficial owner of a majority of the Company's outstanding shares, merged into United Breweries Holdings, Ltd., an Indian Corporation ("UBHL"). As a result of the merger of UBA-BVI into UBHL, UBHL acquired indirect control over approximately 78% of the Company's then outstanding shares. Dr. Mallya is the Chairman of the board of directors of UBHL.

INDUSTRY OVERVIEW

DOMESTIC MARKET

The U.S. domestic beer market falls into a number of market categories, some of which include low-priced, premium, super premium, lite, import, and specialty/craft beers. In the Domestic Territory, the Company competes in the specialty/craft category, the size of which is currently estimated by the Brewers Association to be approximately 8 million barrels produced  per year. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews. The domestic beer market is dominated by large domestic and international brewers, and the craft brewing segment is growing, but is relatively small.

EUROPEAN MARKET

The vast majority of the Company's sales in the European Territory are made in the United Kingdom. During fiscal years 2008 and 2007 the Company's sales in the United Kingdom constituted approximately 89% and 91% and, respectively, of its total sales in the European Territory. Sales in the European Territory primarily consist of sales of Kingfisher Lager. The Company has production and distribution rights for Kingfisher Lager in the UK and the European Territory.

Within the European Territory, the Company primarily distributes its products through Indian restaurants using specialist restaurant trade distributors. In addition, the Company distributes its products through other licensed premises and through other retail outlets such as supermarkets, liquor stores, and licensed shops and convenience stores.

BUSINESS OF THE COMPANY

The Company is a pioneering brewer in the specialty craft brewing segment in the US. The Company produces high quality ales and lagers in Company owned breweries in the US. The Company through its subsidiary in the UK has production and distribution rights to Kingfisher Premium Lager (Kingfisher) in the European Territory.

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

PRODUCTS

The Company produces a variety of flavorful craft beers by using high quality ingredients (e.g., hops) in its brewing process. The Company brews six ales, one wheat beer, three lagers, one stout and a root beer on a year-round basis, and five seasonal ales, for distribution in the Domestic Territory. All of these products are brewed at the Company's production facilities in Ukiah, California, and Saratoga Springs, New York. The Company believes the locations of the breweries are well positioned to serve the large markets of California, New York and the New England states.

In the European Territory, the Company currently distributes Kingfisher Premium Lager.  Kingfisher is the leading Indian beer by sales volume in India and abroad.

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

Most of the Company's brands are also available on draft. The Company's products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Together with its distributors, the Company markets its products to retail outlets and relies on its distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. The Company also offers a variety of ales and lagers directly to consumers at the tavern and merchandise store in Hopland, California and its tasting room attached to the Saratoga Springs brewery in New York.

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

The lager market in the United Kingdom is dominated by major international brands such as Heineken, Budweiser, Becks, and Holsten Pils, both in the restaurant and pub sectors and in sales through supermarkets and other retail outlets. The Company's products are marketed through Indian and other restaurants, major supermarket chains, smaller chains, and individual stores. In all of these sectors, the Company faces competition from other ethnic and international brands produced by local and large international brewers.

The larger domestic and international brewers have introduced more fuller-flavored beers, and these are meant to compete with the Company’s craft beer offerings. The participation by larger domestic and international brewers increases competition and price sensitivity within the craft beer segment.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

Production of the Company's beverages requires quantities of various agricultural products, including barley, hops, malt, and malted wheat for beer. The Company fulfills its commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. In the European Territory, these purchases are made directly by or for Shepherd Neame, which brews the Company's products on a contract basis. The Company experienced substantial increases in the price of hops during 2008 due to low supply and high demand. The commodity markets have experienced, and the Company believes that the commodity markets will continue to experience, price, availability and demand fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture. The Company has entered into long term contractual obligations to purchase hops.

The Company's major suppliers in the United States are Great Western Malting Co., Yakima, Washington, and Canada Malting company, Montreal, Canada (malt); Hop Union LLC, Yakima, Washington and S S Steiner, Inc., New York, New York (hops); Gamer Packaging Inc., Minneapolis, Minnesota (bottles and crown corks); Alliance Packaging, Seattle, Washington, and Empire State Container, Inc., Syracuse, New York (cartons); Sierra Pacific Packaging, Oroville, California and Caraustar, Ashland, Ohio (carriers); and DWS Printing Associates, Bay Shore, NY (labels).

The Company's major supplier for the European Territory is Shepherd Neame, which brews on a contract basis all of the Company's products that are sold in the European Territory. The Company does not directly purchase any material amounts of agricultural commodities or other products for use in the European Territory.

DEPENDENCE ON MAJOR CUSTOMERS

Sales to the Company's top five customers in fiscal year 2008 totaled $10,508,300, or approximately 28%, of the Company's total sales, as compared to $9,420,000 or 25% of total net sales for fiscal year 2007.

In the Company's Domestic Territory, sales to Mesa Distributing Company, Inc. totaled approximately 8.6% and 7.9% of the Company's domestic sales (or approximately 3.6% and 3.1% of its total sales) for fiscal years 2008 and 2007.

During fiscal year 2008, sales to the Company's principal European customer, Shepherd Neame, represented approximately 22.2% of the Company's European Territory sales (or approximately 12.9% of the Company's total sales), as compared to approximately 17.7% of European Territory sales (or approximately 10.7% of total sales) in fiscal year 2007. No other individual customer accounted for more than 5% of the Company's total sales during fiscal years 2008 or 2007.

Seasonality

The Company’s product sales are seasonal, with the first and fourth quarters historically being the slowest and the rest of the year typically having stronger sales. The sales volume can be affected by weather. Accordingly, the Company’s results for any individual quarter may not be indicative of the results that may be achieved for the full fiscal year.

Sales and Marketing

The Company markets its products through various advertising programs with its distributors and wholesalers. The sales and marketing staff  offer support to the wholesalers and retailers by educating them about the Company’s products. The Company’s products are promoted at local art music or food festivals, and restaurants and pubs. The Company has a tasting room in at its Saratoga Springs brewery and a brewpub in Hopland California.  The Company also utilizes signs, tap handles, coasters, logo glassware and posters to promote its products in bars, pubs and restaurants.

At times the Company has introduced various discounting programs, primarily ‘post-offs’ that are often done in conjunction with distributors and retailers. Additionally, the Company does advertise its products in print media and billboards.

TRADEMARKS

The Company has U.S. federal trademark registrations on the principal register of the United States Patent and Trademark Office for the following marks: MENDOCINO BREWING COMPANY word mark (Reg. No. 2,441,141), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL design mark (Reg. No. 2,011,817), BLUE HERON PALE ALE design mark (Reg. No. 2,011,816), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), YULETIDE PORTER word mark (Reg. No. 1,666,891), BREWSLETTER word mark (Reg. No. 1,768,639), PEREGRINE GOLDEN ALE word mark (Reg. No. 2,475,522), HOPLAND BREWERY word mark (Reg. No. 2,509,464), BLACK EYE ALE word mark (Reg. No. 2,667,078), WHITE HAWK ORIGINAL IPA word and design mark (Reg. No. 2,956,999), RAPTOR RED LAGER word and design mark (Reg. No. 3,113,619), and BLACK HAWK STOUT word mark (Reg. No. 3,205,652).

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

The Company has acquired the trademark CARMEL BREWING COMPANY and any other variation of the same as used by Carmel Brewing Company and claims common law trademark rights in and to all such marks. The Company has also acquired the rights to use the RAZOR EDGE word mark through a License Agreement with Beverage Mates, Ltd. However, the Company is currently not using the RAZOR EDGE mark, and it is unclear whether it will use the mark in the future. The RAZOR EDGE License Agreement expired in 2008, but has been automatically renewed. License fees are calculated based on sales of the product. The Company has not had any sales of this brand since 2001.

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

Since 1998, UBI and UBSN have licensed to Shepherd Neame Limited (Shepard Neame) the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, Ireland, and continental Europe. The price UBSN pays to Shepherd Neame for brewing Kingfisher Premium Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Premium Lager and other factors. (For additional information see "Item 13. — Certain Relationships and Related Transactions and Director Independence - Shepherd Neame, Ltd. - Brewing Agreement".) Under its terms this agreement is currently scheduled to remain in effect until October 2013.

In April 2004, the Company entered into a licensing agreement with Frank's Famous Foods ("FFF") and granted a non-exclusive license to FFF for the trademark and trade name Red Tail Ale to be used in the manufacture and sale of barbecue sauces and marinades. FFF pays to the Company licensing fees ranging from $1.50 to $3.00 per case sold. Under its terms this licensing agreement is scheduled to terminate April 2, 2009. FFF and the Company are in discussions to extend the term of the agreement.

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

Ukiah. The Company has built its own wastewater treatment plant for the Ukiah facility. As a result, the Company is currently required to pay lower sewer hook-up fees at that location. If the Company's discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., the Company may be required to pay additional fees. The wastewater treatment facility construction costs totaled approximately $900,000, and the approximate operating costs of the plant are between $6,000 and $10,000 per month. The operating costs of the facility may increase with increased production. The Company has contracted to have the liquid sediment that remains from the treated wastewater transported to a local composting facility at a cost of between $4,500 and $5,500 per month. The Company obtained a Mendocino County Air Quality Control Permit to operate the natural gas fired boiler in Ukiah; this permit is valid until August 30, 2009. Management expects this permit to be renewed.

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

Various states in which the Company sells its products in the Domestic Territory, including California and New York, have adopted certain restrictive packaging laws and regulations for beverages that require deposits on packages. Such laws have not had a significant effect on the Company's sales. The adoption of similar legislation by the federal government or a substantial number of states or additional local jurisdictions might require the Company to incur significant capital expenditures for compliance.

In general, European packaging regulations are covered by specifications provided by the European Union; the Company believes it is in compliance with such specifications.

The Company has not received any notice from any governmental agency relating to the violation by the Company of any applicable environmental law.

Dram Shop Laws

The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. The Company’s brewpub and tasting room have limited  hours and have informed employees of this issue. Large uninsured damage awards against the Company could adversely affect the Company’s financial condition.

EMPLOYEES

As of December 31, 2008, MBC employed 62 full-time and 4 part-time individuals in the United States, including 13 in management and administration, 40 in brewing and production operations, 4 in retail and tavern operations and 9 in sales and marketing positions. In England, UBI and UBSN together employed 11 people in sales and marketing and 7 in managerial and administrative positions. Management believes that the Company's relations with its employees are generally good.

Approximately 21 employees engaged in brewing, bottling, warehousing, and shipping at the Ukiah brewery elected Teamsters Local No. 896, International Brotherhood of Teamsters, AFL-CIO (the "Union") to represent them as a collective bargaining agent. The Company and the Union renewed the collective bargaining agreement effective August 1, 2008. This collective bargaining agreement will expire on July 31, 2013. Under the collective bargaining agreement, the  21 employee positions must be held by and any openings filled by members of the union.

RESEARCH AND DEVELOPMENT

During the last two fiscal years, the Company has not spent a material amount on research and development activities nor on customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

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

LACK OF PROFITABLE OPERATIONS: We incurred a net loss for fiscal year 2008. Historically, the Domestic Territory has operated at a net loss. Since the year 2005, the European Territory has also been operating at a loss. We believe such losses are attributable to low sales volumes and low production capacity utilization rates at our domestic brewing facilities and higher operating expenses in the European Territory. Our business is also subject to certain fixed and semi-variable operating costs, and when combined with the impact of the correlation between current levels of production and maximum production capacity, our gross margins may be sensitive to small increases or decreases in sales volume in the Domestic Territory. In addition, higher costs of materials in 2008 resulted in increased costs of goods sold. We may not be able to offset such increased expenses with comparable price increases in our products, which could also impact our gross margins. We may not be successful in our efforts to increase sales volume and utilization rates. Moreover, it is uncertain when, if at all, our operations will become profitable once again. Future operating losses may have a material adverse effect on our cash flows and financial position.

LIQUIDITY: Low utilization of the production capacity at our Ukiah and Saratoga Springs facilities and losses from our European operations continued to place demands on our working capital during 2008. We have loans, lines of credit, other credit facilities, and lease obligations with various creditors. Any breach of a loan provision resulting in a default, the inability of any lender to continue offering credit facilities to us, or an attempt by one of our creditors to exercise its rights to certain of our tangible or intangible assets which have been used as collateral or which have been pledged as security for our obligations, could potentially make it difficult, at least in the short term, for us to continue our operations.

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

RAW MATERIALS: We are dependant on a limited number of suppliers, and in some instances on a sole supplier, for the majority of the raw materials and packaging materials used in our operations. As a result, an interruption in the supply chain may have an adverse effect on our operations if we were unable to find an alternative supplier at a comparable price. Our cost of materials, particularly that of malt and hops increased significantly during the year 2008 due to limited supply and higher demand. (See Part 1, Item 1, “Sources And Availability of Raw Materials"). While we have increased our selling prices of our products, we may not be in a position to pass the entire cost increase of materials to our customers which may have an adverse effect on our operations.

DEPENDENCY ON CONTRACT BREWING ARRANGEMENTS: We have entered into short term non-binding arrangements with several brewers to brew and package their brands at our brewing facilities, predominantly at our Releta facility. Approximately 20% of our sales volume in the Domestic Territory for fiscal year 2008 includes sales made under such contract brewing arrangements. There is no certainty that such existing arrangements will be extended in the future or that we will be able to enter into new arrangements. Any significant variation in these arrangements could have a material adverse effect on the Company's results of operations, cash flows and financial position.

ARRANGEMENT WITH SHEPHERD NEAME: UBI and UBSN entered into a brewing agreement that grants Shepherd Neame the exclusive right to brew and package all beers sold under the Kingfisher trademark in the United Kingdom, and to distribute such products elsewhere in the European Territory. Continued losses in the European Territory have increased our working capital deficit and increased our payment time for our accounts payable. Any interruption of the brewing, packaging or distribution of our products by Shepherd Neame for any reason is likely to have a material adverse effect on our results of operations, cash flows and financial position.

GROSS MARGINS: Our gross margins may fluctuate while our expenses remain constant.  We anticipate that our future gross margins will fluctuate and may even decline as a result of many factors, including shipments to Craft Brands at a fixed price substantially below wholesale pricing levels, disproportionate depreciation and other fixed and semi variable operating costs, and the level of production at our breweries in relation to current production capacity. Our high level of fixed and semi variable operating costs causes gross margin to be especially sensitive to relatively small increases or decreases in sales volume. In addition, other factors beyond our control that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and federal or state excise taxes.

MATERIAL CONTRACT FOR THE SUPPLY OF KEGS: We have entered into an exclusive Keg Management Agreement with MicroStar Keg Management LLC ("MicroStar") which expires in September 2009. We anticipate entering into negotiations with MicroStar for a contract extenstion. Under the terms of the agreement with MicroStar, we receive our entire supply of kegs exclusively from MicroStar. Moreover, pursuant to the terms of the agreement, if the agreement is terminated, we are required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg. If we are required in the future to purchase such kegs we may need to incur additional debt financing to fund such purchases. An interruption in the supply of kegs by MicroStar to us or in case of termination of the agreement, our failure to obtain the necessary funding to facilitate such purchases, could have a material adverse effect on our business, results of operations, cash flow or financial position.

ECONOMIC CONDITIONS: There is an increasing concern over current economic conditions in our Domestic as well as European Territories and its impact on consumer spending. This may adversely affect the sale of our products. Our business is seasonal in nature, and we are likely to experience fluctuations in our results of operations and financial condition.   Sales in the first and fourth quarters historically are the slowest and the rest of the year generates stronger sales. In addition, our sales volume may also be affected by weather conditions. Therefore, our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. If an adverse event such as a regional economic downturn or poor weather conditions should occur during the second and third quarters, the adverse impact to our revenues would likely be greater as a result of our seasonal business.

ECONOMIC DOWNTURN: In recent months, economic conditions have deteriorated significantly in the US, UK and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities, and could cause us to slow down or reduce spending on our research and development activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

CHANGE IN PUBLIC ATTITUDE AND DRINKING PREFERENCES: There is an increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. This may adversely affect consumption of alcoholic beverages. Consumers drinking preferences may also change due to availability of a variety of products in the craft brew segment. We believe that any changes in governmental regulation and/or shift in consumer preference may have an adverse impact on our operations.

ADVERTISING AND MARKETING EFFORTS: The sales and marketing programs used by us to generate demand for our products may be unsuccessful.  In the future this could lead to lowering prices that we charge for our products from our historical levels, depending on competitive factors in our various markets. To increase demand for our products, we have participated in price promotions with our wholesalers and retail customers in most of our markets. The number of markets in which we participate in price promotions and the frequency of such promotions may change depending upon market conditions. There can be no assurance however that our price promotions will be successful in increasing demand for our products.

INSURANCE: We may experience material losses in excess of insurance coverage.  We believe that we have a reasonable amount of insurance coverage for a business of our size and type. There are, however, certain types of catastrophic losses that are not generally insured against because it is not economically feasible to do so. Should an uninsured loss or a loss in excess of  the insured limit occur, such loss could have an adverse effect on our results of operations and financial condition.

LITIGATION: In the future we may be subject to litigation that could have a material adverse effect on our financial condition and operations.  At any given time, we are subject to claims and actions incidental to the operation of our business. The outcome of these proceedings cannot be predicted. If a plaintiff were successful in a claim against our Company, we could be faced with the payment of a material sum of money. If this were to occur, it could have an adverse effect on our financial condition.

COMMON STOCK PRICE: Our common stock price could be subject to significant fluctuations and/or may decline.  The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	the entry into, or termination of, key agreements;

•	the introduction of new products by us or our competitors;

•	future sales of our common stock;

•	variations in our operating results;

•	changes in the market values of public companies that operate in our business segment;

•	general market conditions; and

•	domestic and international economic factors unrelated to our specific performance.

In 2008, the stock markets in general have recently experienced increased volatility that has sometimes been unrelated to the operating performance of a particular company. These broad market fluctuations may cause the trading price of our common stock to decline.

DIVIDENDS: We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we will likely retain future earnings for reinvestment in our business.

SECTION 404(b) of the SARBANES-OXLEY ACT OF 2002: We will be subject to reporting on internal controls in accordance with Section 404(b) of The Sarbanes-Oxley Act for auditors attestation for fiscal years ending on or after December 15, 2009. The Company is currently unable to predict the cost or difficulties required to complete such certifications. We may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We may not be able to remediate these problems on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude in the future that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.           PROPERTIES.

BREWING FACILITIES

The Company owns nine acres of land in Ukiah, California on which its Ukiah brewery is located. Management believes that this facility is adequate for the Company's current capacity and also provides space for future expansion. Grand Pacific Financing Corporation currently holds a first deed of trust on this property in connection with a loan advanced to the Company. (See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources "). The principal amount outstanding on the loan as of December 31, 2008 was $2,917,600.

The Company has estimated the life of the building at 40 years and depreciates the cost of the building on a straight-line method over its anticipated life. The Company does not depreciate the cost of the land. The Company's tax basis on the Ukiah facility is $10,750,000. Various other leasehold assets incorporated in this facility are being depreciated, on a straight-line basis, at rates of between 10 and 40 years. Property taxes are currently assessed on the Ukiah property at a rate of 1.125%, for an annual tax of $121,000.

The Company also leases 3.66 acres in Saratoga Springs, New York, on which the Ten Springs Brewery facilities are located. In November 2004, the Company leased additional warehouse space and extended the term of this lease until November 2019.

The Company's Ukiah and Releta facilities have both been operating at low production capacity utilization rates. The brewery in Ukiah, California has a current annual packaging capacity of approximately 100,000 bbl. on a single shift basis, whereas the annual sales volume from this facility in 2008 was approximately 46,600 bbl. or 47% of maximum production capacity, as compared with 47,200 bbl. in 2007. The brewery at Saratoga Springs, New York currently has an annual packaging capacity of approximately 90,000 bbl. per year a on single shift basis, although its annual sales volume from this facility was approximately 26,800 bbl. or 30% of its maximum packaging capacity in 2008, as compared with 30,200 bbl. or 34% of its then maximum packaging capacity in 2007. Despite their low packaging capacity utilization rates, both of these brewing facilities incur costs for maintenance, property taxes, and other costs on a level consistent with their maximum production capacity rather than with their current utilization levels. The inability of the Company to align costs and utilization rates affects the Company's capital, liquidity, and resources of management. Failure to adequately align such costs and utilization rates may have a material adverse effect on the Company's business, financial condition, and results of operations.

TAVERN

The Company has leased a 2,275 square foot building in Hopland on which the Hopland tavern ale house and merchandise store are located. The lease on this property expires in August 2010.

OFFICE SPACE

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

ITEM 3.        LEGAL PROCEEDINGS.

                       None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                       Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY  RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2008	High	Low
First Quarter	$0.42	$0.30
Second Quarter	$0.38	$0.33
Third Quarter	$0.38	$0.35
Fourth Quarter	$0.35	$0.16

2007	High	Low
First Quarter	$0.27	$0.21
Second Quarter	$0.35	$0.20
Third Quarter	$0.22	$0.22
Fourth Quarter	$0.32	$0.22

The Company had approximately 2,273 holders of its common stock of record as of March 20, 2009. The Company has never paid a cash dividend on its Common Stock and Management does not expect the Company to pay cash dividends in the foreseeable future. The Company's credit agreements provide that the Company may not declare or pay any dividend or other distribution on its Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that similar restrictions will remain in effect for as long as the Company has significant debt financing.

The holders of the Company's 227,600 outstanding shares of Series A Preferred Stock (which are not listed for trading on any market or to the Company's knowledge quoted on any bulletin board or other public quotation system) are entitled to aggregate cash dividends and liquidation proceeds of $1.00 per share before any dividend may be paid with respect to the Common Stock. The Series A Preferred Shares must be canceled after the holders of these shares have received their $1.00 per share aggregate dividend. For additional information on dividend restrictions see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Loans and Credit Facilities- Restricted Net Assets."

Dividends

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2008, the Company did not have any securities authorized for issuance under any equity compensation plan approved by the shareholders.

The Company's policy with respect to the compensation of outside directors of MBC for their services as directors is as follows: each outside director receives $3,000 per Board meeting attended and $1,000 per committee meeting attended.

Prior to 2003, the Company had a policy of granting shares of Common Stock in lieu of cash to non-employee directors at their option, as compensation for their attendance at meetings of the Board of Directors and of Committees of the Board on which they served, based on a standard schedule of $3,000 per Board meeting attended and $1,000 per committee meeting attended. However, because the market value of the Company's Common Stock fell below $0.50 per share during the latter half of 2003, and has since remained consistently below $1.00 per share (at times falling below twenty cents per share),  which would have significantly increased the number of shares otherwise issuable to these directors, the Board of Directors adopted a Directors' Compensation Plan under which non-employee directors would receive, as compensation for attendance at Board and Committee meetings shares of the Company's Common Stock valued at the higher of the book or market value calculated as of the last day of each year in respect of which such compensation was due. On January 26, 2009, the Board of Directors of the Company increased the number of shares available for issuance under the Directors' Compensation Plan and  approved the issuance of an aggregate of 283,076 shares of the Company's unregistered Common Stock to certain of the Company's independent non-employee directors in recognition of services provided to the Board by such directors and as compensation, pursuant to the terms of the Company's Directors' Compensation Plan, for their attendance at Board and Committee meetings.  As of December 31, 2008, 64,856 shares of Common Stock remained available for issuance under the Directors' Compensation Plan.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company issued thirteen (13) promissory notes pursuant to a Master Line of Credit Agreement between the Company and United Breweries of America, Inc. ("UBA") and one note on substantially similar terms to UBA between September 1999, and March 2005 (the "UBA Notes"). The outstanding principal amount of the UBA Notes, and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2008, the outstanding principal and interest on the UBA Notes totaled approximately $3,042,800, and the UBA Notes were convertible into approximately 2,028,500 shares of the Company's Common Stock. If the UBA Notes were deemed to be securities, the Company's Management believes that the issuance of all such notes is exempt from registration pursuant to Section 4(2) of the Securities Act of 1983, as amended (the "Act"), because UBA, the sole offeree and recipient thereof, has significant business experience, financial sophistication, and knowledge of and familiarity with the business of the Company. Management believes that if these notes were eventually to be converted into shares of the Company's Common Stock, the issuance of such shares would also be exempt from registration pursuant to Section 4(2) of the Act.

ISSUER PURCHASE OF EQUITY SECURITIES

None.

ITEM 6.           SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in Form 10-K. With respect to this discussion, the terms “MBC” “Company,” “we,” “us,” and “our” refer to the consolidated operations of Mendocino Brewing Company, Inc. This discussion and analysis may contain forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this Form 10-K.

OVERVIEW

Since our formation in 1983, we have been brewing and selling our craft beers in the United States.  Following our merger with UBI, we have been producing and distributing Kingfisher Premium Lager in the United States and Europe (primarily the UK).

Our  operations resulted in income from operations of  $400,600. After providing for interest, other income and taxes, our net loss for fiscal year 2008 was $294,500.

In the Domestic Territory, our brewing operations sales (based on volume) were 73,400 bbl. during fiscal year 2008, as compared to 77,300 bbl. and 66,000 bbl. in fiscal years 2007 and 2006, respectively. Sales from the Ukiah facility totaled 46,600 bbl., 47,200 bbl. and 39,700 bbl., for the fiscal years 2008, 2007 and 2006, respectively. Sales from the Saratoga Springs facility totaled 26,800 bbl., 30,100 bbl., and 26,300 bbl. for the fiscal years 2008, 2007 and 2006, respectively. We bottled 5,300 bbl., 5,600 bbl., and 3,600 bbl. in fiscal years 2008, 2007 and 2006, respectively, of cider products at our brewing facilities under contract brewing agreements.

We sold 67,500 bbl. of beer in our European Territory during both fiscal year 2008 and 2007 as compared to 67,800 bbl. during fiscal years 2006. Sales in the United Kingdom accounted for 59,800 bbl., 61,200 bbl. and 60,200 bbl. during 2008, 2007 and 2006, respectively. Sales in continental Europe and Canada totaled 7,700 bbl., 6,300 bbl. and 7,600 bbl. during fiscal years 2008, 2007 and 2006, respectively. Although the sales of certain brands have fluctuated over the past few years, overall product sales levels have remained consistent.

RESULTS OF OPERATIONS

FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth, for the periods indicated, a comparison of certain items from the Company’s Consolidated Statements of Operations:

	2008	2007	Increase/ (Decrease)	% Change

Gross sales	$37,640,500	$37,774,500	$(134,000)	-0.4%
Excise taxes	905,500	956,800	(51,300)	-5.4%
Net sales	36,735,000	36,817,700	(82,700)	-0.2%
Cost of goods sold	27,323,100	26,342,800	980,300	3.7%
Gross profit	9,411,900	10,474,900	(1,063,000)	-10.1%
Operating expenses	9,011,300	9,863,900	(852,600)	-8.6%
Income from operations	400,600	611,000	(210,400)	-34.4%
Interest expense	(781,500)	(1,049,600)	268,100	-25.5%
Other income (expense)	90,900	61,600	16,900	27.4%
(Loss) before income taxes	(290,000)	(377,000)	87,000	-23.1%
Provision for income taxes	4,500	7,000	(2,500)	-35.7%
Net (loss)	$(294,500)	$(384,000)	$89,500	-23.3%

NET SALES

As used herein, the term "net sales" refers to gross sales less excise taxes. Overall net sales for fiscal year 2008 were $36,735,000, a decrease of $82,700 as compared to $36,817,700 in fiscal year 2007 mainly due to lower sales volume in the Domestic Territory and the effects of exchange rate fluctuations.

DOMESTIC OPERATIONS: Net sales in the Domestic Territory totaled $14,784,000 in fiscal year 2008, compared to $13,943,700 for fiscal year 2007, representing an increase of $840,300 or 6%. Sales of beer for fiscal year 2008 decreased by 4,000 barrels, to 73,400 barrels a decrease of 5% as compared to 77,400 barrels in fiscal year 2007. The decrease in sales was due to a reduction in the volume of contract brewing which was offset by an increase in sales of Company brands by 3,000 bbl. During fiscal year 2008, we bottled approximately 5,300 bbl. of cider products on a contract basis compared to 3,000 bbl. in fiscal year 2007. We anticipate continuing to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah and Releta brewing facilities and anticipate that such contract brewing arrangements will continue to impact our net sales in the Domestic Territory.

EUROPEAN TERRITORY: Net sales in the Company's European Territory totaled $21,951,000 (£11,836,600) in fiscal year 2008, compared to $22,874,000 (£11,425,600) during fiscal year 2007.  Net sales for fiscal year 2008  presented in U.S. dollars resulted in a decrease of $923,000 or 4% due to devaluation of the pound sterling as compared to fiscal year 2007, and an increase of 4% compared to fiscal year 2007 when presented in pounds sterling. We sold 67,500 bbl. of beer in the European Territory during both fiscal years 2008 and 2007.

COST OF GOODS SOLD:

Overall cost of goods sold during fiscal year 2008 totaled $27,323,100, as compared to $26,342,800 during fiscal year 2007, an increase of $980,300, or 4%. As a percentage of net sales, costs of goods sold was 74% in fiscal year 2008 compared to 72% in fiscal year 2007. Such amounts are calculated in U.S. dollars, and do not take into account the effect of exchange rate fluctuations on the actual costs of goods sold in the Company's European Territory.

Our utilization of production capacity at our brewing facilities has a direct impact on our costs of goods sold. Generally, when facilities are operating at higher production capacity percentages, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. In 2008 our production volume decreased and our costs of materials increased significantly. In addition to capacity utilization, other factors that could affect cost of sales include unanticipated increases in material and shipping costs, the availability and prices of raw materials and packaging materials, and continued contract brewing contracts. The Company expects cost of goods to remain high in the immediate future due to higher cost of raw materials.

DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the Domestic Territory during fiscal year 2008 increased to 77%, as compared to 73% during fiscal year 2007. The increase was due mainly to higher costs of malt and hops, packaging materials and utilities due to increases in energy costs. We rely heavily on natural gas to operate brewing operations, and electricity to operate our bottling and refrigeration units. During the year 2008, prices of malts and hops increased significantly compared to the previous year. Any significant increase in cost of materials and availability constraints could significantly impact our future operations. When the market allows us to pass on price increases to the customer, we do so, but in uncertain markets, we absorb a portion of the costs.

EUROPEAN TERRITORY: As a percentage of net sales, cost of goods sold in the United Kingdom during fiscal year 2008 was 73%, as compared to 71% during fiscal year 2007 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations), mainly due to product mix and lower sales realization.

GROSS PROFIT

As a result of increased costs of goods sold, gross profit for fiscal year 2008 (expressed in U.S. dollars) was $9,411,900, a decrease of $1,063,000, or 10%, as compared to gross profit of $10,474,900 in fiscal year 2007. As a percentage of net sales, our overall gross profit during fiscal years 2008 was 26% compared to 28% in the year 2007.

OPERATING EXPENSES

Operating expenses for fiscal year 2008 totaled $9,011,300, a decrease of $852,600, or 9%, as compared to $9,863,900 for fiscal year 2007. Operating expenses consist of marketing and distribution expenses, general and administrative expenses. As a percentage of net sales, such expenses decreased to 25% in fiscal year 2008, as compared to 27% in fiscal year 2007.

MARKETING AND DISTRIBUTION EXPENSES: Our marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and retail operating expenses. For fiscal year 2008, such expenses equaled $5,117,700, a decrease of $554,100 or 10%, as compared to $5,671,800 in fiscal year 2007. As a percentage of net sales, our marketing and distribution expenses decreased to 14% in fiscal year 2008, as compared to 15% in fiscal year 2007.

DOMESTIC OPERATIONS: Marketing and distribution expenses for the Domestic Territory in fiscal year 2008 equaled $1,319,700, an increase of $31,100, or 2%, as compared to $1,288,600 in marketing and distribution expenses incurred during fiscal year 2007. Marketing and distribution expenses equaled 9% of Domestic Territory net sales during fiscal years 2008 and 2007.

EUROPEAN TERRITORY: Marketing and distribution expenses in the European Territory during fiscal year 2008 equaled $3,798,000, a decrease of $585,200, or 13%, as compared to $4,383,200 during fiscal year 2007 mainly due to decrease in advertising expenses, sales commission and expenses associated with the sales force. As a percentage of net sales in the United Kingdom, such expenses were 17% during 2008 compared to 19% in the year 2007 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate calculations).

GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses totaled $3,893,600 for fiscal year 2008, representing a decrease of $298,500, or 7%, as compared to $4,192,100 for fiscal year 2007. General and administrative expenses equaled 11% of net sales for fiscal years 2008 and 2007.

DOMESTIC OPERATIONS. General and administrative expenses for our Domestic Territory equaled $1,848,400 for fiscal year 2008, representing an increase of $105,300, or 6%, as compared to $1,743,100 for fiscal year 2007. The increase was primarily due to increases in loan fees, bank charges and legal expenses.

EUROPEAN TERRITORY. General and administrative expenses for our European Territory equaled $2,045,200 in fiscal year 2008, representing a decrease of $403,800, or 16%, as compared to $2,449,000 for fiscal year 2007. The decrease was mainly due to decreases in the provision against bad debts due to the implementation of more conservative credit approval procedures.

OTHER EXPENSES

Other income and expenses (including interest expenses) totaled $690,600 in fiscal year 2008, representing a decrease of $297,400, or 30%, as compared to $988,000 in fiscal year 2007. Interest expense was $781,500 in 2008 as compared to $1,049,600 in 2007, a reduction of $268,100 or 26% in 2007.

INCOME TAXES

We incurred an income tax expense of $4,500 for fiscal year 2008, as compared to $7,000 for fiscal year 2007 relating to our U.S. operations.

As a result of the accumulated losses in our U.S. operations we have determined that the deferred tax assets associated with our net operating loss carryforwards and investment tax credits may expire prior to utilization. We recorded a valuation allowance of $3,863,900 for deferred tax assets. We also have $68,433 of California Manufacturers' Investment Tax Credits that can be carried forward to reduce future taxes. These credits begin expiring in 2011.

NET LOSS

Our net loss for fiscal year 2008 was $294,500, a decrease of $89,500 as compared to a net loss of $384,000 for fiscal year 2007. After taking into account a positive foreign currency translation adjustment of $410,600 for fiscal year 2008 ( as compared to a positive adjustment of $32,900 for fiscal year 2007), our comprehensive net income for fiscal year 2008 was $116,100, as compared to a net loss of $351,100 in fiscal year 2007.

RETAIL OPERATIONS

We operate brew pubs at Hopland and Saratoga Springs. Although sales revenues at the brew pubs, are not significant ($308,600 in 2008 and $307,400 in 2007) we view the pubs as a marketing opportunity for our products. The pubs serve our brews on tap and also sell logo merchandise. We also sell various items of apparel and memorabilia bearing the Company’s trademarks at the pubs, which creates further awareness of our beers and reinforces our branding.

CASH FLOWS

Historically, we have funded our operations primarily with proceeds from issuances of preferred stock, common stock, debt financing, lease financing, and cash flows from operations.

Net cash provided by operations was $564,400 and $1,292,400 for 2008 and 2007, respectively. During the year ended December 31, 2008, net cash provided by operating activities was primarily attributable to non cash expenses of $1,286,900, increase in payable and accrued liabilities of $1,053,800 and a decrease of $349,200 in prepaid expenses. This was offset in part by net loss of $294,500 and an increase in receivables and inventory of $1,781,400. Non-cash expenses include depreciation, stock-based compensation and interest accrued on related party notes.

Net cash used in investing activities was $764,700 and $694,600, respectively, for 2008 and, 2007. Such funds were used primarily for purchases of equipment, furniture and leasehold improvements.

Net cash provided (used) by financing activities was $139,100 and $(656,600),  respectively, for 2008 and 2007. Net cash from financing activities is comprised of the net proceeds from debt financings. The proceeds from these debt financings have been used to fund our purchases of fixed assets and for our working capital.

We believe that with these recent financing agreements, coupled with anticipated increases in 2009 sales and continued efforts on managing costs, we will have enough cash to fund our operations through early 2010. However, there can be no assurance that we will be able to increase sales to provide cash for operating activities. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new products and our expansion of sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses or products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $273,700 and $339,700 of cash and cash equivalents at December 31, 2008 and 2007, respectively. At December 31, 2008, the Company had working capital deficit of $2,477,600. The Company’s long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 69% at December 31, 2008 compared to 70% at December 31, 2007.

Low production capacity utilization rates at our Ukiah and Saratoga Springs facilities and losses from operations in our European Territory continue to place demands on our working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from our operations have not been able to provide sufficient working capital. As a result, we have entered into a substantial number of loans, lines of credit, other credit facilities, and lease agreements over the last several years. In order to continue our operations, we will have to make timely payments of our debt and lease commitments as they become due. Any breach of a loan or lease covenant which actually leads to default, or to an attempt by a creditor to exercise its rights against our tangible or intangible assets, could potentially make it difficult, at least in the short term, for us to continue our operations. As it has done in certain instances in the past, UBA has agreed to provide a guarantee covering the operations of UBSN for 2009.

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

As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of December 31, 2008 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,127,400, for a total amount due of $3,042,800.

The outstanding principal amount of the UBA Notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2008, the outstanding principal and interest on the UBA Notes was convertible into 2,028,527 shares of our Common Stock.

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

These UBA Notes are subordinated to credit facilities extended to us by Grand Pacific Financing Corporation (“Grand Pacific”) and Marquette Business Credit Inc. ("MBCI") under subordination agreements executed by UBA. As per the terms of the subordination agreements, UBA is precluded from demanding repayment of the UBA Notes due unless the Grand Pacific and MBCI facilities are settled in full. Hence, we do not expect to make payments on any of these UBA Notes within the next year.

(For additional information on the Credit Agreement see "Item 13. Certain Relationships and Related Transactions -Master Line of Credit Agreement".)

GRAND PACIFIC FINANCING CORPORATION LOAN : On July 3, 2006, MBC obtained a $3.0 million loan from Grand Pacific, secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements. The loan is payable in monthly installments calculated on a 25 year amortization basis  including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing June 28, 2011 with a balloon payment. The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan. Grand Pacific also collects approximately $10,554  per month towards property taxes payable on the Ukiah property and pays such taxes when they become due.

MARQUETTE BUSINESS CREDIT INC. FACILITY: On November 21, 2006, “MBCI” extended a total facility of $4,925,000 for a period up to June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan. The rate of interest on the term loan and capital expenditure loan is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 5.25% and on the revolving facility is one-month LIBOR rate published in the Wall Street Journal plus a margin of 4.25%. The facility is subject to certain financial covenants including prescribed minimum fixed charges coverage, maintaining prescribed minimum tangible net worth and minimum earning before interest, depreciation and taxes. The facility also has a prepayment penalty if settled prior to the maturity date. The facility is secured by substantially all of our assets located in the United States excluding real property and fixtures located at our property in Ukiah, California.

OTHER LOANS AND CREDIT FACILITIES

ROYAL BANK OF SCOTLAND FACILITY: Royal Bank of Scotland Commercial Services Limited (“RBS”) provided UBSN with a £1,750,000 (US $2,558,300) maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon six months' written notice.

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

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on our debts incurred in connection with the Domestic Territory was 7.24% for fiscal year 2008 compared to 10.01%  fiscal year 2007. For loans primarily associated with our European territory, the weighted average interest rates paid were 6.13% in 2008 versus 6.92% in 2007.

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

CURRENT RATIO: Our ratio of current assets to current liabilities on December 31, 2008 was 0.79 to 1.0 and our ratio of total assets to total liabilities was 1.18 to 1.0. On December 31, 2007 our ratio of current assets to current liabilities was 0.77 to 1.0 and our ratio of total assets to total liabilities was 1.16 to 1.0.

RESTRICTED NET ASSETS. Our wholly-owned subsidiary, UBI, had retained losses of approximately £395,500 as of December 31, 2008. Under UBSN's line of credit agreement with Royal Bank of Scotland, distributions and other payments from our subsidiaries to us are not permitted if the retained earnings drop below approximately £1,000,000.

RELATED PARTY TRANSACTIONS: Over the last several years, MBC and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among such agreements have been a Brewing Agreement and a Loan Agreement between UBSN and Shepherd Neame; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. (For more information on these agreements please see "Item 13. — Certain Relationships and Related Transactions".)

OFF-BALANCE SHEET TRANSACTIONS. We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
CONTRACTUAL OBLIGATIONS

The following chart sets forth our contractual obligations as of December 31, 2008.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Secured line of credit	$3,601,700	$3,601,700
Long Term Debt Obligations	4,136,400	316,400	$3,820,000	-	-
Capital Lease Obligations	345,200	137,300	207,900	-	-
Operating Lease Obligations	836,700	240,700	397,600	$170,600	$27,800
Purchase Obligations	4,470,700	3,024,600	1,112,500	235,100	98,500
Other Long Term Liabilities	3,393,700	87,700	3,218,300	87,700	-
Total	$16,784,400	$7,408,400	$8,756,300	$493,400	$126,300

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. We recognize revenue from two types of customers, end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain. Revenue is presented net of discounts, allowances, and returns. Customers are not generally entitled to any rights of product return. Payment terms are either open trade credit or cash. We have distributors in the US, UK and Europe and we record as revenue the wholesale price we charge our distributors. Although title and risk of loss on all shipments may not transfer until delivery of our products to the distributor, we recognize revenue upon shipment rather than when title passes because the time between shipment and delivery is short and product damage claims and returns are immaterial. We recognize revenue on retail sales at the time of sale. We recognize revenue from events at the time of the event.

Allowance for Doubtful Accounts. We use the allowance method to account for uncollectible accounts receivable. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. We review our accounts receivable balances by customer for accounts greater than 90 days old and make a determination regarding the collectability of the accounts based on specific circumstances and the payment history that exists with such customers. We also take into account our prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of our receivables. We also review our allowances for doubtful accounts in  the aggregate for adequacy following this assessment. Accordingly, we believe that our allowances for doubtful accounts fairly represent the underlying collectability risks associated with our accounts receivable.

Inventories. Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the average-cost method. Cost includes the acquisition cost of raw materials and components, direct labor, and manufacturing overhead. We periodically review our inventory for excess or quality issues. Should we conclude that we have inventory for which we cannot recover our costs as a result of such review, we would record a charge to cost of goods sold. We record write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based on assumptions about future product life-cycles, product demand and market conditions.  If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Long-Lived Assets.  The Company evaluates potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, we will recognize an impairment loss by a charge against current operations.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement bases and the respective tax bases of the assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, and have been provided for all periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF Issue No 06-11 requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified share-based compensation awards be treated as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF Issue No. 06-11 is effective beginning with the 2008 fiscal year. The adoption of EITF Issue No. 06-11 did not have any impact on our financial position, results of operations or cash flows.

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”.  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations.  SFAS No. 159 also establishes additional disclosure requirements.  We did not elect the fair value option under SFAS No. 159 for any of our financial assets or liabilities upon adoption.  The adoption of SFAS No. 159 did not have a material impact on our results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements (SFAS No. 157)”. SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value and requires additional disclosures about fair-value measurements. In general, SFAS No. 157 applies to fair value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS No. 157-2) which deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. Accordingly, we adopted the required provisions of SFAS No. 157 at the beginning of fiscal year 2008 and the remaining provisions will be adopted by us at the beginning of fiscal year 2009. The 2008 fiscal year adoption did not result in a material impact to our financial statements. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset when the Market of that Asset is not Active”, or FSP 157-3. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We are currently evaluating the impact of adopting the remaining parts of SFAS No. 157 and FSP 157-3 in fiscal year 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS No. 141(R))”. SFAS No. 141(R) amends SFAS No. 141, “Business Combinations”, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. Some of the revised guidance of SFAS No. 141(R) includes initial capitalization of acquired in-process research and development (IPR&D), expensing transaction costs, expensing acquired restructuring costs and recording contingent consideration payments at fair value with subsequent adjustments recorded to net earnings. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial statement effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively to business combinations that are consummated after adoption of SFAS No. 141(R). We are currently evaluating the effects, if any, that SFAS No. 141(R) may have on our financial statements.

In December 2007, the FASB issued FAS No. 160, “Accounting for Noncontrolling Interests.” FAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under the standard, noncontrolling interests are considered equity and should be reported as an element of consolidated equity, and net income will encompass the total income of all consolidated subsidiaries and there will be separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests. FAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. The adoption of FAS No. 160 did not have a significant impact on our results of operations, financial condition or liquidity.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. FAS No. 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have a significant impact on our results of operations, financial condition or liquidity.

In May 2008, the FASB issued Financial Accounting Standard (“FAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present in Conformity With GAAP,” FAS No. 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on our results of operations, financial condition or liquidity.

In May 2008, the FASB issued FSP Accounting Principles Board (APB) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB No. 14-1). The FSP requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB No. 14-1 is effective in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented. We believe that the adoption of FSP APB No. 14-1 will not have a significant impact on our results of operations, financial condition or liquidity.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our results of operations, financial condition or liquidity.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is set forth at Pages F-1 through F-26 to this Annual Report.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, our disclosure controls and procedures were effective as of December 31, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with existing policies or procedures may deteriorate.

In accordance with the internal control reporting requirements of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the SEC’s guide entitled “Sarbanes-Oxley Section 404: A Guide for Small Business. As a result of this assessment and based on the criteria in the COSO framework and SEC guidance, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Our independent registered public accounting firm has not issued an audit report on the effectiveness of our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages as of February 28, 2009, and certain information regarding each of the Company's current directors and executive officers:

Name	Age	Position(s)	Director Since**
Scott R. Heldfond *+	64	Director	2005
Michael Laybourn+	70	Director	1993
Vijay Mallya, Ph.D.	53	Director and Chairman of the Board	1997
Jerome G. Merchant*+	47	Director	1997
Mahadevan Narayanan	51	Chief Financial Officer and Secretary	N/A
Sury Rao Palamand, Ph.D.	77	Director	1998
Kent D. Price*+	65	Director	1998
Yashpal Singh	63	Director, President and Chief Executive Officer	1997

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

Mr. Scott Heldfond joined the Board in January 2005. He is a Director of NASDAQ Insurance Group, LLC, a national insurance brokerage and consulting firm owned by the NASDAQ Stock Market. Mr. Heldfond has also served as the Managing Partner of eSEED Capital, LLC, a technology-focused merchant banking firm since 1999. He also served as President and Chief Executive Officer of Frank Crystal & Co. of California, a New York-based insurance brokerage firm from 1995 to 1999, Chairman of Hales Capital LLC, an investment banking firm from 1994 to February 1997 and President of AON Real Estate & Investments. Mr. Heldfond also served as a Director of HomeGain, Inc (recently sold to Classified Ventures), a private venture backed company and UBICS, a NASDAQ traded firm that provides information technology staffing and solutions for domestic and international businesses. Mr. Heldfond has also served as a Director of Galoob Toys, which was the third largest toy manufacture before its sale to Hasbro. Mr. Heldfond holds an undergraduate degree from the University of California, Berkeley and a J.D. from the University of San Francisco Law School. He is a Commissioner and the President of the Health Services Commission of the City and County of San Francisco, in addition he serves as an advisor to or on the Board of Directors of a number of local, statewide, and national charitable and community service organizations. Mr. Heldfond is the Honorary Consul General to the U.S. for the Republic of Rwanda.

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

Jerome G. Merchant became a director in October 1997 and was Chief Financial Officer of the Company from November 1997 to October 1998. Mr. Merchant  served as the Strategic Planning Consultant to the Chairman's Office of the Company from July 1996 until January 2007. Mr. Merchant is currently a Managing Director with RSM EquiCo Capital Markets, LLC a mid market investment bank. He has over 20 years experience in investment banking and capital raising. Previously, he held executive positions at Citigroup and MetLife Investors. Mr. Merchant has advised the investment division and clients of Citibank, Smith Barney, Bank of America, Wells Fargo and U.S. Bank amongst others. In executive and strategic planning capacities, he has advised public and private companies and institutional and high-net worth investors. Between April 1993 and December 2003, Mr. Merchant served in various senior capacities for Cal Fed Investments, a wholly owned subsidiary of Cal Fed Bank. Previously, Mr. Merchant directed the West Coast capital raising for a private equity group making equity oriented management buyouts and strategic acquisitions. He received his B.S. degree in Managerial Economics-Finance from the University of California, at Davis.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on its review of the Forms 3, 4 and 5 furnished to the Company during and with respect to the year 2008, the Company is not aware of any untimely filing by a Director, officer, or greater than 10% beneficial owner of the reports required by Section 16(a) of the Exchange Act during the Company's most recent fiscal year.

AUDIT COMMITTEE

The Company has a separately-designated standing Audit/ Finance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Jerome G. Merchant, Scott R Heldfond and Kent D. Price serve as the committee members of the Audit/Finance Committee.

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

ITEM 11.         EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the annual compensation of the principal executive officer and the only additional employee (the chief financial officer) whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2008.

None of these executive officers were issued any equity shares or stock options as compensation to date.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)*	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Yashpal Singh President and Chief Executive Officer	2008	235,000	19,000	-	-	-	-	19,899	273,899
	2007	189,000	40,825	-	-	-	-	32,976	262,801

Mahadevan Narayanan Chief Financial Officer and Corporate Secretary	2008	140,000	11,500	-	-	-	-	25,074	176,574
	2007	114,000	21,481	-	-	-	-	-	135,481

*	Other compensation includes use of company vehicle, health care reimbursement for the executive and his immediate family and vacation reimbursement.

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

The Company has entered into an Employment Agreement with its Chief Executive Officer that sets forth the term of his employment and provides for certain benefits. The Company does not currently have an employment agreement in place with its Chief Financial Officer, but may enter into an employment agreement with such executive officer in the future. The Company does not have any severance payment arrangements other than with the Chief Executive Officer. The Company has agreed to reimburse travel expenses for the Chief Executive Officer and his family to return to their home country upon the termination of the Chief Executive Officer's employment with the Company. In addition, if the Chief Executive Officer is terminated prior to the expiration of a twelve-month notice period, he is entitled to be paid an amount equal to his remaining unpaid compensation for the remainder of the twelve-month period. The Company does not have any payment arrangements that would be triggered by a "change in control" of the Company. The Company also does not maintain any retirement plan programs or provide the executive officers with any benefits following their retirement or termination from the Company.

Total compensation consists of base salary, annual cash bonus payments, health benefits for the executive officers and their immediate dependent family members, key person life insurance, use of company vehicles and vacation reimbursements.

Elements of Compensation

Base Salary

The Committee establishes executive officers' base salaries on an annual basis. Historically approximately 25% of the cash compensation paid to the Chief Executive Officer and Chief Financial Officer, respectively, was paid in the form of a bonus rather than as salary due to the lack of sufficient available working capital during certain periods. Beginning January 1, 2008 the base salary was raised and the bonus potential was reduced to 10%.  Given the Company's stock performance and financial situation, there is currently no salary component directly tied to the Company's stock price nor to its financial performance.

Annual Cash Bonus
As discussed above, the compensation packages for the Chief Executive Officer and the Chief Financial Officer provide for payment of annual cash bonuses. Given the working capital constraints of the Company in the past, the Committee historically determined that a percentage of the cash compensation of the executive officers would be in the form of annual cash bonuses that could be disbursed following the completion of the applicable fiscal year.

Perquisites and Personal Benefits

In addition to salary and annual bonuses, the total compensation of the Company's Chief Executive Officer and the Chief Financial Officer include perquisites and personal benefits. The types of perquisites and personal benefits awarded to the officers were determined when each such officer commenced employment with the Company and are substantially of the same nature as the perquisites provided to such executive officer by previous employers. The perquisites available to the executive officers consist of: use of company vehicles, health care reimbursement for the executive officer and his immediate family, reimbursement of certain specified vacation expenses and life insurance.

Equity Plans

The Company does not currently maintain any equity compensation plans for or provide any form of equity compensation to its executive officers.

Retirement Plans

The Company does not currently maintain any retirement plans, nor does it provide any post-retirement benefits to any of its employees (including its executive officers).

DIRECTORS' COMPENSATION FOR THE YEAR 2008

Dr. Vijay Mallya, Chairman of the Board, is paid $120,000 per year by MBC for services rendered as Chairman, and £89,600 per year (approximately $166,200 in U.S. dollars at the average exchange rate for the year 2008) by UBI for promoting the Company’s products in the European Territory outside the United Kingdom.

Directors who are not in receipt of fixed remuneration from the Company receive fees for their services as a director consisting of payments in the amount of $3,000 per Board meeting and $1,000 per committee meeting attended by such director. The following table provides details of directors' compensation for the year 2008.

Name	Fees earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)
Dr.Vijay Mallya	286,200
Kent Price	-	14,000	*	-	-	-	-	14,000
Sury Rao Palamand	-	9,000	**	-	-	-	-	9,000
Jerome Merchant	-	13,000	+	-	-	-	-	13,000
Scott Heldfond	-	15,000	#	-	-	-	-	15,000
Michael Laybourne	-	10,000	##	-	-	-	-	10,000

*
Fee for attending three board meetings and five committee meetings calculated at $3,000 per board meeting and $1,000 per committee meeting, to be compensated in the form of Company’s common stock calculated at $0.40 per share being the average value of the stock during the year 2008.

**
Fee for attending three board meetings calculated at $3,000 per board meeting to be compensated in the form of Company’s common stock calculated at $0.40 per share being the average value of the stock during the year 2008.

+
Fee for attending three board meetings and four committee meetings calculated at $3,000 per board meeting and $1,000 per committee meeting, to be compensated in the form of Company’s common stock calculated at $0.40 per share being the average value of the stock during the year 2008.

#
Fee for attending three board meetings and six committee meetings calculated at $3,000 per board meeting and $1,000 per committee meeting, to be compensated in the form of Company’s common stock calculated at $0.40 per share being the average value of the stock during the year 2008.

##
Fee for attending three board meetings and one committee meeting calculated at $3,000 per board meeting and $1,000 per committee meeting, to be compensated in the form of Company’s common stock calculated at $0.40 per share being the average value of the stock during the year 2008.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to the Company regarding the beneficial ownership of the Company's Common Stock and Series A Preferred Stock as of December 31, 2008, for (a) each shareholder known by the Company to own beneficially 5% or more of the outstanding shares of its Common Stock or Series A Preferred Stock; (b) each director; and (c) all directors and executive officers of the Company as a group. Except as otherwise noted, the Company believes that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Name and Address	Shares Beneficially Owned (1)		Approximate Percentage
COMMON STOCK
United Breweries of America, Inc. 1050, Bridge way, Sausalito, CA 94965	3,087,818	(2)	25.7%
Inversiones Mirabel S.A. Hong Kong Bank Building 6th Floor, Samuel Lewis Avenue P O Box 6-4298, El Dorado Panama City, Panama	5,500,000	(2)	45.9%
United Breweries (Holdings) Limited. 100/1, Richmond Road, Bangalore - 560 025, India	8,587,818	(3)	71.6%
H. Michael Laybourn +	416,948		3.5%
Vijay Mallya	8,587,818	(4)	71.6%
Kent D Price c/o Parker Price Venture Capital, Inc. 101, California Street Suite 2830 San Francisco, CA 94111	274,907		2.3%
Sury Rao Palamand, Ph.D. +	240,065		2.0%
Jerome G. Merchant+	155,665		1.3%
Yashpal Singh+	—		—
Scott R. Heldfond +	93,505		*
N. Mahadevan	—		—
All Directors and executive officers as a group (8 persons)	9,768,908	(5)	81.5%

SERIES A PREFERRED STOCK
H. Michael Laybourn +	6,100		2.7%
All Directors and executive officers as a group (8 persons)	6,100		2.7%

*Amount represents less than 1% of the outstanding securities of the class.
+     1601 Airport Road, Ukiah, CA 95402

(1) Applicable percentages of ownership are based on 11,991,686 shares of Common Stock outstanding.

(2) Does not include 2,028,527 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement (For additional information, see "Item 13. Certain Relationships and Related Transactions"). UBHL is the ultimate beneficiary of substantially all of the shares owned by both UBA and Inversiones.

(3) Includes all shares held by the Company's two largest shareholders, UBA and Inversiones. UBHL is the beneficial owner of UBA and Inversiones because they are both controlled by Rigby International Corp., a company registered in the British Virgin Island with its primary offices at Vanterpool Plaza, 2nd Floor, Wickhams Cay I, Road Town, Tortola, British Virgin Island 2 and its mailing address c/o CAS SA, 12-14 Avenue, Riverdil, CH-1260, Lyon, Switzerland, which in turn is a wholly-owned subsidiary of UBHL. Such amount does not include 2,028,527 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement.

 (4) Includes all shares indirectly held by UBHL. Does not include 2,028,527 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnotes (2) and (3) above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(5) Does not include shares which may be obtained upon the conversion of the Notes described in footnotes (2) and (3), above.

CHANGES IN CONTROL

There are no arrangements currently known to the Company which may result in a change in control of the Company at a future date.

DIRECTORS' EQUITY COMPENSATION PLAN

As of December 31, 2008, an aggregate of 435,155 shares of the Company's unregistered Common Stock had been issued to directors under the Directors' Compensation Plan and an additional 64,856 remained available for issuance under the Directors' Compensation Plan.  Each Director is entitled to receive only that number of shares that is equal to such Director's amount of cash compensation that he otherwise would have received for attending Board and Board committee meetings. A Board meeting is valued at $3,000 per meeting and a Board committee meeting is valued at $1,000 per meeting. The Common Stock is to be valued at the quarterly average of fair market values over the relevant calendar year, provided that the price per share will never be lower than the fair market value on the date of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During fiscal years 2008 and 2007, the Company was a participant in the following transactions in which (i) the amount involved exceeded the lesser of (A) $120,000, or (B) one percent of the Company's total assets at year end for the last two completed fiscal years and (ii) a related person had or will have a direct or indirect material interest:

Master Line of Credit Agreement

On August 31, 1999, the Company and United Breweries of America, Inc. ("UBA") entered into a Master Line of Credit Agreement, which was subsequently amended on April 28, 2000, and February 12, 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide the Company with a line of credit in the principal amount of up to $1,600,000.

UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, and one separate advance with a principal amount of $400,000 on terms substantially similar to those of the Credit Agreement, each pursuant to an eighteen-month promissory note, (collectively, the "UBA Notes"). Interest accrued on the UBA Notes at an interest rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America in San Francisco, California, or (ii) ten percent (10%). The maturity dates of the UBA Notes have been extended until June 30, 2009.

As of February 28, 2009, the aggregate outstanding principal amount of the UBA Notes is $1,915,400, and the accrued but unpaid interest thereon is equal to approximately $1,142,100. The entire amount of the outstanding principal and accrual but unpaid interest is convertible into shares of common stock of the Company at a conversion price of $1.50 per share. As of February 28, 2009, UBA beneficially owns approximately 25.2% of the Company's outstanding Common Stock (excluding any shares issuable upon the conversion of the UBA Notes) and the Company's Chairman, Dr. Vijay Mallya, is also the Chairman of the board of UBA. During both the years 2008 and 2007, the largest aggregate amount of principal outstanding was $1,915,400.  No principal or interest was paid during either 2008 or 2007, respectively.

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

The Brewing Agreement, which was entered into (and amended) in conjunction with the Loan Agreement described below, grants to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, and with respect to the distribution of such products elsewhere in the European Territory. UBI and UBSN further agreed that they would require any other distributor of such products (subject to applicable laws and regulations) to obtain such products directly from a company related to UBI or its subsidiaries and to refrain from seeking customers, or establishing a distribution network for such products, in the United Kingdom. In exchange, Shepherd Neame agreed to brew and/or supply Kingfisher Premium Lager and related products to UBSN for destinations within (and, with the consent of Shepherd Neame, outside) the United Kingdom. The price UBSN pays to Shepherd Neame for brewing Kingfisher Premium Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Premium Lager and other factors. For 2008, the purchases from Shepherd Neame by UBSN equaled approximately $16,032,400 at the average exchange rate in effect during 2008. For 2007, the purchases from Shepherd Neame by UBSN equaled approximately $16,235,100 at the average exchange rate in effect during 2007.

Loan Agreement

Concurrently with the Brewing Agreement described above, UBSN and Shepherd Neame entered into a Loan Agreement, under which on or about October 24, 2001, Shepherd Neame advanced to UBSN £600,000 (the full amount available under the Loan Agreement), at a fixed interest rate of 5%, for general corporate purposes. This loan is payable in ten annual installments of £60,000 each, commencing on June 30, 2003 and continuing on each anniversary thereof until the Loan is fully repaid. Any remaining balance of principal or interest will become due and payable (and the loan will terminate) on June 30, 2013. It would be an event of default under the Loan Agreement, and the lender would have the right, at will, not only to cancel the Loan Agreement and accelerate all sums due under it, but also to terminate the Brewing Agreement, if UBSN were to terminate or default under the Brewing Agreement, or if either of the License Agreements that UBI and UBSN have entered into with UB Limited are terminated (except in accordance with their terms or in connection with the parties' entry into an equivalent Brewing Agreement). The aggregate amount of principal paid during each of 2008 and 2007 was £60,000 or $111,300 and $120,100 at the average exchange rate during 2008 and 2007, respectively.

Distribution Agreement

UBI entered into a Distribution Agreement with its wholly-owned subsidiary UBSN on October 9, 1998. Under this agreement, which was subsequently amended by a Supplemental Agreement dated as of October 24, 2001 (together, the "Distribution Agreement"), UBI granted UBSN an exclusive sublicense for the distribution of all lager and other beer products brewed or prepared for sale in the Company's European Territory, and a sublicense to use the Kingfisher trademark and trade name, to manufacture, package, market, distribute, and sell beer and other products using the Kingfisher trademark and logo, and to enter into a Brewing License Agreement described below. The Distribution Agreement, which also requires UBSN to pay UBI a royalty fee of 50 British pence (approximately $0.93 at the average exchange rates in effect during fiscal year 2008) for every 100 liters (26 gallons) of beer brewed for sale in the European Territory, will expire in October 2013. The royalty due to UBI for the year 2008 was approximately $73,500 and for the year 2007 was approximately $79,200.

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

Brewing License Agreement

Concurrently with the Market Development Agreement described above, the Company entered into a Brewing License Agreement with UBSN, under the terms of which UBSN granted to the Company an exclusive license to brew and distribute Kingfisher Premium Lager in the United States, in exchange for a royalty, payable to UBSN, of eighty cents ($0.80) for each case of Kingfisher Premium Lager brewed by the Company under this agreement. The Company and UBSN agreed to extend the agreement for a further period of five years. The royalty due to UBSN pursuant to the Brewing License Agreement for the year 2008 was approximately $115,400 and for the year 2007 was approximately $101,700.

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

COMPANY RELATIONSHIPS

UBA and Inversiones own 25.2% and 44.8% of the outstanding shares of the Company's common stock respectively as of February 28, 2009.  UBA has also advanced to the Company a principal amount of $1,915,400 under separate convertible notes. As of December 31, 2008 the principal amount outstanding on the notes together with the accrued interest is convertible into 2,028,527 shares of common stock. Because UBHL is the ultimate parent of both UBA and Inversiones, UBHL is the ultimate beneficiary of 70.0% of the shares of common stock of the Company. Refer to "Item 12 - Security ownership of certain beneficial owners and management and related stockholder matters" above.  As of December 31, 2007, the principal amount outstanding on the UBA Notes together with the accrued interest was convertible into 1,944,198 shares of common stock.  UBHL was the ultimate beneficiary of 71.6% of the  shares of common stock of the Company.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has appointed PMB Helin Donovan, L.L.P. ("PMB"), formerly Pohl, McNabola, Berg & Company, LLP, as its independent auditors to perform the audit of the Company's financial statements for the year 2008.

AUDIT FEES. The aggregate fees billed by PMB during the year 2008 for the audit of the Company's annual consolidated financial statements was $100,100 ; fees of an additional $44,900 were billed to the Company during 2008 in connection with PMB’s review of interim financial statements in connection with the Company's Quarterly Reports on Form 10-Q for that year. Such fees represented approximately 90% of the total fees for services billed to the Company by PMB during 2008.

The aggregate fees billed by PMB during the year 2007 for the audit of the Company's annual consolidated financial statements was $90,000; fees of an additional $39,000 were billed to the Company during 2007 in connection with PMB’s review of interim financial statements in connection with the Company's Quarterly Reports on Form 10-Q for this year. Such fees represented approximately 90% of the total fees for services rendered to the Company by PMB during 2007.

AUDIT RELATED FEES. PMB did not bill any amount in fees for assurance or related services to the Company in 2008 or 2007.

TAX FEES. The aggregate fees billed during 2008 for tax products and services related to the preparation of the Company's tax returned provided by PMB, other than those described in the foregoing paragraphs, was $16,000. Such fees represented approximately 10% of the total fees for services rendered to the Company by PMB during 2008.

The aggregate fees billed during 2007 for tax products and services related to the preparation of the Company's tax returned provided by PMB, other than those described in the foregoing paragraphs, was $15,000. Such fees represented approximately 10% of the total fees for services rendered to the Company by PMB during 2007.

ALL OTHER FEES. During the years 2008 and 2007, PMB did not bill the Company for any amount other than those mentioned above.

All audit and other services performed by PMB on behalf of the Company are approved in advance by the Company's audit committee.

The Company is not aware that any significant amount of the work done during the course of the audits of the Company's 2008 and 2007 Financial Statements was performed by persons other than full-time, permanent, employees of PMB.

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:

(1)	Audited financial statements and financial statement schedules

Report of PMB Helin Donovan., LLP, Independent Registered Auditors

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flow for the Years Ended December 31, 2008 and 2007

Notes to Financial Statements

(2)
FINANCIAL STATEMENT SCHEDULES. The financial statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K are listed above. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

(3)	LIST OF EXHIBITS.

Exhibit Number		Description of Document

3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]

10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15	(I)	Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21	(K)	Registration Rights Agreement Among the Company, United Breweries of America, Inc., H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.

10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]

10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]

10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007.
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007.
10.91	*	Employment Agreement of Yashpal Singh (Management Contract).
10.92	(HH)	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(HH)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	*	Directors' Compensation Plan, as amended, (Management Contract)
14.1	(V)	Code of Ethics
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	*	Certification of Chief Executive Officer Pursuant to U.S.C. 1350
32.2	*	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.
(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.
(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.
(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.
(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.
(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.
(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.
(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.
(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.
(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.
(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.
(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.
(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.
(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.
(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.
(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.
(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.
(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.
(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(FF)	The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(GG)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(HH)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008.

(b)	Exhibits Attached The following Exhibits are attached to this Annual Report on Form 10-K:

10.91	Employment Agreement of Yashpal Singh (Management Contract)
10.94	Directors' Compensation Plan (as amended)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.
32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:	/s/ Yashpal Singh
Yashpal Singh Its President and Chief Executive Officer

Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:
Dr. Vijay Mallya Director and Chairman of the Board
Date: March 30, 2009

By:	/s/ Yashpal Singh
Yashpal Singh Its President, Director and Chief Executive Officer
Date: March 30, 2009

By:	/s/ Scott R. Heldfond
Scott R. Heldfond, Director
Date: March 30, 2009

By:	/s/ Jerome G. Merchant
Jerome G. Merchant, Director
Date: March 30, 2009

By:	/s/ N. Mahadevan
N. Mahadevan Its Secretary and Chief Financial Officer
Date: March 30, 2009

By:	/s/ H. Michael Laybourn
H. Michael Laybourn, Director
Date: March 30, 2009

By:	/s/ Kent Price
Kent Price, Director
Date: March 30, 2009

By:	/s/ Sury Rao Palamand
Sury Rao Palamand, Director
Date: March 30, 2009

Mendocino Brewing Company, Inc.

Consolidated Financial Statements
For the Years Ended
December 31, 2008 and 2007

Mendocino Brewing Company, Inc.

Consolidated Financial Statements
For the Years Ended
December 31, 2008 and 2007

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Mendocino Brewing Company, Inc.
Ukiah, California

We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc. (“MBC”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBC as of December 31, 2008 and 2007 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
San Francisco, California
March 30, 2009

Mendocino Brewing Company, Inc.
Consolidated Balance Sheets
As of December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash	$273,700	$339,700
Accounts receivable, net of allowance for doubtful accounts of $65,700 and $52,600, respectively	6,966,900	7,411,400
Inventories	1,865,200	1,461,200
Prepaid expenses	201,700	585,800

Total Current Assets	9,307,500	9,798,100

Property and Equipment
(net of accumulated depreciation)	12,806,100	13,218,300

Other Assets
Deposits and other assets	326,100	313,600
Intangibles, (net of amortization)	47,600	47,600

Total Other Assets	373,700	361,200

Total Assets	$22,487,300	$23,377,600

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Secured lines of credit	$3,601,700	$3,801,400
Accounts payable	6,152,900	7,167,800
Accrued liabilities	1,513,000	1,309,100
Current maturities of notes to related parties	87,700	119,100
Current maturities of obligation under long-term debt	316,400	254,400
Current maturities of obligation under capital lease	113,400	69,500

Total Current Liabilities	11,785,100	12,721,300

Long-Term Liabilities
Notes to related parties including accrued
interest of $1,127,400 and $1,000,900, respectively	3,306,000	3,392,500
Long term debt, less current maturities	3,820,000	3,972,600
Obligations under capital leases, less current maturities	218,700	49,800

Total Long-Term Liabilities	7,344,700	7,414,900

Total Liabilities	19,129,800	20,136,200

Stockholders' Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 11,991,686 shares issued and outstanding	14,902,300	14,902,300
Accumulated comprehensive income	567,900	157,300
Accumulated deficit	(12,340,300)	(12,045,800)

Total Stockholders' Equity	3,357,500	3,241,400

Total Liabilities and Stockholders' Equity	$22,487,300	$23,377,600

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ending December 31, 2008 and 2007

	2008	2007
Sales	$37,640,500	$37,774,500
Less excise tax	905,500	956,800

Net Sales	36,735,000	36,817,700

Cost of Goods Sold	27,323,100	26,342,800

Gross Profit	9,411,900	10,474,900

Operating Expenses
Marketing	5,117,700	5,671,800
General and administrative (1)	3,893,600	4,192,100

Total Operating Expenses	9,011,300	9,863,900

Income from Operations	400,600	611,000

Other Income (Expense)
Miscellaneous income	85,300	68,400
Profit (loss) on sale of equipment, net	5,600	(6,800)
Interest expense	(781,500)	(1,049,600)

Total Other Income (Expense)	(690,600)	(988,000)

Loss before Income Taxes	(290,000)	(377,000)

Provision for (Benefit from) Income Taxes	4,500	7,000

Net Loss	(294,500)	(384,000)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	410,600	32,900

Comprehensive Income (Loss)	$116,100	$(351,100)

Net Income (Loss) per common share (basic and diluted)	$(0.02)	$(0.03)

Weighted average common shares outstanding (basic and diluted)	11,991,686	11,855,369

(1)	Includes $61,000 and$103,000, of stock based compensation, for 2008 and 2007, respectively.

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ending December 31, 2008 and 2007

	Series A				Other Accumulated
	Preferred		Common		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income/(Loss)	Deficit	Equity

Balance December 31, 2006	227,600	$227,600	11,628,174	$14,815,300	$124,400	$(11,661,800)	$3,505,500

Stock issued for compensation	-	-	363,512	87,000	-	-	87,000
Net loss	-	-	-	-	-	(384,000)	(384,000)
Currency translation adjustment	-	-	-	-	32,900	-	32,900

Balance December 31, 2007	227,600	$227,600	11,991,686	$14,902,300	$157,300	$(12,045,800)	$3,241,400

Net loss	-	-	-	-	-	(294,500)	(294,500)
Currency translation adjustment	-	-	-	-	410,600	-	410,600

Balance December 31, 2008	227,600	$227,600	11,991,686	$14,902,300	$567,900	$(12,340,300)	$3,357,500

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.
Consolidated Statements of Cash Flows
For the Years Ending December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(294,500)	$(384,000)
Adjustments to reconcile net income
(loss) to net cash from operating activities:
Depreciation and amortization	1,077,000	1,097,800
Provision for doubtful accounts	28,000	(8,300)
Loss (gain) on sale of assets	(5,600)	6,800
Interest accrued on related party notes	126,500	182,900
Non-cash compensation	61,000	103,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,377,400)	463,300
(Increase) decrease in inventories	(404,000)	(131,700)
(Increase) decrease in prepaid expenses	349,200	92,400
(Increase) decrease in deposits and other assets	(49,600)	(25,700)
Increase (decrease) in accounts payable	667,800	(73,400)
Increase (decrease) in accrued liabilities	386,000	(30,700)

Net cash provided by operating activities	564,400	1,292,400

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(770,300)	(730,400)
Proceeds from sale of fixed assets	5,600	35,800

Net cash used in investing activities:	(764,700)	(694,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing (repayment) on line of credit	457,100	(167,600)
Borrowings on long term debt	168,500	-
Repayment on long-term debt	(259,100)	(236,200)
Repayment on related party debt	(111,300)	(120,100)
Proceeds from notes payable	-	-
Repayment of notes payable	-	-
Payments on obligations under long term leases	(116,100)	(132,700)

Net cash provided by (used in) financing activities:	139,100	(656,600)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,800)	52,600

Net Change in Cash	(66,000)	(6,200)

Cash at beginning of period	339,700	345,900

Cash at end of period	$273,700	$339,700

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$655,000	$866,700
Income taxes	$4,500	$7,000

Non-cash investing and financing activities:
Common stock issued for prior year compensation	$-	$32,000
Seller financed equipment	$369,400	$112,200

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

1.	Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., ("the Company" or "MBC"), was formed in 1983 in California, has operating subsidiaries, Releta Brewing Company, ("Releta"), and United Breweries International, Limited (UK), ("UBIUK").  In the United States, MBC and its subsidiary, Releta, operate two breweries that produce beer and malt beverages for the specialty "craft" segment of the beer market.  The breweries are located in Ukiah, California and Saratoga Springs, New York.  The Company also owns and operates a brewpub and gift store located in Hopland, California.  The majority of US sales for Mendocino Brewing Company are in California.  The Company brews several brands, of which Red Tail Ale is the flagship brand.  In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Lager in the US. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws.

The Company's UK subsidiary, UBIUK, is a holding company for UBSN Limited.  UBSN is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe.  The distributorship is located in Faversham, Kent in the United Kingdom.

Principles of Consolidation

The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiaries, Releta Brewing Company, LLC, and UBIUK.  All material intracompany and inter-company balances, profits and transactions have been eliminated.

Basis of Presentation and Organization

The financial statements for the fiscal years ended December 31, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States.  The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

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

Concentration

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable.  Substantially all of the Company's cash and cash equivalents are deposited with commercial banks, that have minimal credit risk, in the US and the UK.
Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages.  The Company has approximately $168,300 in cash deposits and $5,107,200 of accounts receivable due from customers located in the United Kingdom as of December 31, 2008.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of December 31, 2008, unions represented approximately 32% of our US workforce. On that date, the Company had approximately 20 employees at its CA facility who were working under a collective bargaining agreement. The agreement covering the CA facility expires on July 31, 2013.

Foreign Operations

Approximately 31% of the Company’s assets are located in the United Kingdom.  Although this country is considered economically stable and the Company has experienced no notable burden from foreign exchange transactions, export duties, or government regulations, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the invoiced amount and are the amount the Company expects to collect. Sales are made to approved customers on an open account basis, subject to established credit limits, and generally no collateral is required. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable; however, changes in circumstances relating to accounts receivable may result in a requirement for additional allowances in the future.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms.  Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility.  If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2008, the Company maintained a reserve of $65,700 of potentially doubtful accounts receivable.  Bad debt expenses totaled $61,000 and $393,200 for the years ended December 31, 2008 and 2007 respectively.

Inventories

Inventories are stated at the lower of average cost or market (net realizable value).

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

Prepaid Expenses and Other Assets

Prepaid expenses and other assets generally consist of deposits, other receivables and prepayments for future services. Prepayments are expensed when the services are received.

Property and Equipment

Property and equipment are stated at cost and depreciated or amortized using straight-line method over the assets' estimated useful lives.  Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.  The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate.  Costs of maintenance and repairs are charged to expense as incurred; significant renewals and improvements are capitalized.  When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations.

Assets Held under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease.  Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Estimated useful lives of property and equipment are as follows:

Building	40 years
Machinery and equipment	3 - 40 years
Equipment under capital lease	3 - 20 years
Leasehold improvements	5 - 10 years
Vehicles	3 - 5 years
Furniture and fixtures	5 - 10 years

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

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

Intangibles

Intangibles consist of trade names and trademarks.  Purchased trademarks are initially measured based on their fair values.  Trademarks include purchased trademarks, brand names, logos or other recognizable symbols associated with the Company's products.  Trademarks are not amortized because they have indefinite lives.  Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, Goodwill and other Intangibles, but are tested for impairment on an annual basis.  The carrying amount of intangibles not subject to amortization is $47,600 as of December 31, 2008 and 2007.

Impairment of Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable.  Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.  The Company measures the carrying amount of the asset against the estimate of  undiscounted future cash flows associated with it.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.  The fair value is measured based on quoted market prices, if available.  If quoted market prices are not available, the estimated fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.  The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  During the years ended December 31, 2008 and 2007, the Company recorded no impairment losses related to an intangible asset.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt.  Deferred financing costs were $311,300, and the related accumulated amortization at December 31, 2008 and 2007 was $147,900 and $82,600, respectively.  Amortization of deferred financing costs charged to operations was $65,300 for the year ended December 31, 2008, $49,900 for the year ended December 31, 2007 and $54,300 for the year December 31, 2006.  The Company will continue to amortize these fees until 2011.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

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

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes.”  The Interpretation requires that realization of an uncertain income tax position must be estimated as "more likely than not" (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements.  Further, the Interpretation requires the recognition of tax benefits recorded in the financial statements to be based on the amount most likely to be realized assuming a review by tax authorities having all relevant information.  The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.  The Company adopted this Interpretation on January 1, 2007. The adoption of FIN No. 48 did not result in the recognition of any uncertain tax benefits at January 1, 2007 or December 31, 2008 and 2007.

Revenue Recognition

The Company recognizes revenue from the brewing and distribution operations in accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104 when the product is shipped.  The Company recognizes revenue from product sales, net of discounts.

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectibility is reasonably assured.

"Persuasive Evidence of an Arrangement" – The Company documents all terms of an arrangement in a written contract or purchase order signed by the customer prior to recognizing revenue.

"Delivery Has Occurred or Services Have Been Performed" – The Company delivers the products prior to recognizing revenue or performs services as per contractual terms.  Product is considered delivered upon delivery to a customer's designated location and services are considered performed upon completion of the Company's contractual obligations.

"The Fee for the Arrangement is Fixed or Determinable" – Prior to recognizing revenue, an amount is either fixed or determinable under the terms of the written contract.  The price is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

"Collectibility is Reasonably Assured" – The Company determines that collectibility is reasonably assured prior to recognizing revenue.  Collectibility is assessed on a customer-by-customer basis based on criteria outlined by management.  The Company does not enter into arrangements unless collectibility is reasonably assured at the outset.  Existing customers are subject to ongoing credit evaluations based on payment history and other factors.  If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis.

The Company has adopted Emerging Issues Task Force (EITF), Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products)”.  This EITF issue requires that certain consideration paid to customers for services or placement fees are to be reported as a reduction in revenue rather than as an expense.  The Company reports these items on the income statement as a reduction in revenue and as a corresponding reduction in marketing and selling expenses.

Revenues from the brewpub and gift store are recognized when sales have been completed.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

United Kingdom

        The Company has agreements with Shepard Neame or SN, to produce, market and distribute Kingfisher Lager in the United Kingdom. See Note 10 regarding transactions with SN.  The Company invoices SN based on an agreed transfer price per unit, which is subject to revision upon reconciliations based on contractual formulas.

Excise Taxes

The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing less than 2.0 million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18 per barrel for each barrel in excess of 60,000. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. Sales, as presented in the Company’s statements of operations, reflect the amount invoiced to the Company’s wholesalers and other customers. Excise taxes due to federal and state agencies are not collected from the Company’s customers, but rather are the responsibility of the Company. Net sales, as presented in the Company’s statements of operations, are reduced by applicable federal and state excise taxes. In the United Kingdom, excise taxes are paid by the manufacturer and not by the Company.

Discounts

To further promote retail bottled product sales and in response to local competitive conditions, the Company regularly offers “post-offs,” or price discounts, to distributors in most of its markets. Distributors and retailers usually participate in the cost of these price discounts.

Chargebacks and Sales Reserves

        The Company has estimated reserves for chargebacks for goods purchased by distributors and cash discounts for prompt payment. The Company estimates its reserves by utilizing historical information and current contracts and estimated customer inventory levels and data obtained from external sources. In estimating chargeback reserves, the Company analyzes actual chargeback amounts and applies historical chargeback rates to estimates of the quantity of units sold subject to potential chargeback. The Company routinely assesses its experience with distributors and adjusts the reserves accordingly. If actual government chargebacks and other rebates are greater than the Company's estimates, additional reserves may be required. Revisions to estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

Taxes Collected From Customers

Taxes collected from customers and remitted to tax authorities are state and federal excise taxes on beer shipments.  Excise taxes are shown in a separate line item in the consolidated statement of operations as a reduction of gross sales.  Sales taxes collected from customers are recognized as a liability, with the liability subsequently reduced when the taxes are remitted to the tax authority.  Total sales taxes collected from customers and remitted to tax authorities were not material in either 2008 or 2007.

Delivery Costs

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company reports pass-through freight costs on beer shipped to independent beer wholesalers in cost of sales.  Reimbursements of these costs by wholesalers are reported in sales.

Non-pass-through costs incurred by the Company to deliver beer to customers are included in marketing, distribution and administrative expenses.  These costs are considered marketing related because in addition to product delivery, drivers provide marketing and other customer service functions to customers including product display, shelf space management, distribution of promotional materials, and product rotation.  Shipping costs included in marketing expense totaled $948,700 and $927,300, for the years ended December 31, 2008 and 2007, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123 (revised 2004), Share-Based Payment , (Statement 123(R)), using the modified prospective transition method. Had the Company granted stock options in 2008 or 2007 or had any stock options been outstanding in 2008 and 2007, the compensation costs for those options would have been based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

Statement 123(R) requires companies to estimate the fair value of stock options on the date of grant using an option pricing model. If the Company does grant stock options it would use the Black-Scholes option pricing model to determine the fair value of our options. The determination of the fair value of stock based awards using an option pricing model is affected by a number of assumptions including expected volatility of the common stock over the expected term, the expected term, the risk free interest rate during the expected term and the expected dividends to be paid. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service periods.

No stock-based compensation expense related to employee stock options was recognized under Statement 123(R) for 2008 and 2007. The Company did not grant any options for the years ended December 31, 2008 and 2007.

The Company’s determination of estimated fair value of stock options or warrants utilizes the Black-Scholes option-pricing model.  The Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

In 2008 and 2007, the Company did not grant any options or warrants, and all options outstanding were fully vested prior to January 1, 2007 and no stock options were outstanding as of December 31, 2008 and 2007.

Stock-based Compensation – Non-employees

The company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No 123(R) and Emerging Issues Task Force (“EITF”) No 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

Basic and Diluted Earnings (Loss) per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes.  Diluted net loss per share was the same as basic net loss per share for 2008and 2007, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses.  The following table sets forth the computation of basic and diluted net loss per common share:

Basic and Diluted Earnings (Loss) per Share (continued)

	Year ended December 31,
	2008	2007
Net income (loss) – available to common shareholders	$(294,500)	$(384,000)
Weighted average common shares outstanding: Basic and diluted	11,991,686	11,855,369
Total shares outstanding at end of period	11,991,686	11,991,686
Net income (loss) per common share: Basic and diluted	$(0.02)	$(0.03)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Year Ended December 31,
	2008	2007
Convertible Notes	3,042,800	2,916,300
Potential equivalent shares excluded	2,028,527	1,944,198

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

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

Cash at UBIUK was translated at exchange rates in effect at December 31, 2008 and 2007, and its cash flows were translated at the average exchange rates for the years then ended.  Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America includes having the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  The amounts estimated could differ from actual results.  Significant estimates include, allowance for bad debts, depreciation and amortization periods, and the future utilization of deferred tax assets.  The Company has determined that deferred tax assets associated with net operating loss carryforwards may expire prior to utilization.  The Company has placed a valuation allowance on these deferred tax assets.

Advertising

Advertising costs are expensed as incurred and were $1,014,900 and $1,369,900 for the years ended December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments

Fair Value

        On January 1, 2008, the Company adopted SFAS No. 157 Fair Value, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. Adoption of the provisions of this standard did not have a material effect on the Company's consolidated financial position.

        Financial Instruments Measured at Fair Value.    The Company's cash and cash equivalents and available-for-sale financial instruments are carried at fair value and the Company makes estimates regarding valuation of these assets measured at fair value in preparing the consolidated financial statements.

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
December 31, 2008

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

Recent Accounting Pronouncements

 In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Management did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), or SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D is capitalized as an intangible asset and amortized over its estimated useful life.  The Company is required to adopt the provisions of SFAS No. 141(R) beginning with its fiscal quarter ending April 26, 2009.  SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Early adoption is not permitted. Generally, the effect of SFAS 141(R) on the Company will depend on future acquisitions.

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

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

In February 2008, the FASB issued FSP SFAS 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (items that are remeasured at least annually). The FSP deferred the effective date of SFAS 157 for non-financial assets and non-financial liabilities until the Company's fiscal year beginning on January 1, 2009. Management does not expect the adoption of SFAS 157 for non-financial assets and non-financial liabilities to have a material effect on the Company's consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of 2009 for intangible assets acquired thereafter.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, or SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will be effective 60 days after the approval of the Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board (“PCAOB’s”) amendments to AU Section 411. The Company does not expect SFAS 162 to have an impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2.	Liquidity and Management Plans

At December 31, 2008, the Company had cash and cash equivalents of $273,700, a working capital deficit of $2,477,600 and an accumulated deficit of $12,340,300.  Additionally, the Company has a history of past losses as infrastructure and marketing costs were incurred in advance of obtaining customers. However the Company did have income from operations of $400,600 for the year 2008, and cash from operations of $564,400 for the year 2008.

Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through December 31, 2009, including reductions in discretionary expenditures and securing additional contract brewing contracts. In addition, the Company’s majority shareholder issued a letter of support to provide financial assistance when required. The Company may also seek additional capital infusions to support operations. Management believes that these actions will permit the Company to meet its working capital needs through December 31, 2009.

3.	Inventories

Inventories, consisting of materials, materials overhead, labor, and manufacturing overhead, are stated at the lower of average cost or market (net realizable value) and consist of the following at December 31:

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

	2008	2007
Raw materials	$667,700	$601,000
Work-in-progress	324,000	177,200
Finished goods	848,400	647,200
Merchandise	25,100	35,800
	$1,865,200	$1,461,200

4.	Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:
	2008	2007
Machinery and equipment	$11,902,700	$13,614,800
Buildings	7,222,100	7,202,300
Equipment under capital lease	233,800	6,300
Land	810,900	810,900
Leasehold improvements	1,452,200	1,432,400
Vehicles	363,000	373,000
Furniture and fixtures	401,500	183,800
Equipment in progress	68,700	106,300
	22,454,900	23,729,800
Less: Accumulated depreciation and amortization	(9,648,800)	(10,511,500)
	$12,806,100	$13,218,300

The Company has property and equipment located in the United Kingdom with a net book value of approximately $1,526,600 as of December 31, 2008.  Amortization of assets under capital leases is included in depreciation and amortization expense. Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $1,077,000 and $1,097,800, respectively.

5.	Line of Credit and Note Payable

In November 2006, Marquette Business Credit, Inc. provided a line of credit drawable up to 85% of eligible receivable and 60% of eligible inventory for a period up to June 2011.  The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC’s and Relata’s eligible inventory located in the US.  This facility carries interest at a rate of one-month LIBOR plus 4.25% and secured by substantially all assets, excluding the real property of Releta and MBC.

The Company retains the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse.  Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities).  Included in the Balance Sheets as receivables at December 31, 2008, are account balances totaling $1,818,600 of uncollected receivables collateralized to the financial institution under this facility. The amount outstanding on this line of credit as of December 31, 2008 was approximately $1,762,000.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited up to a maximum amount of £1,750,000 (US $2,558,300) based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers.  The initial term of the facility is for a period of one year after which the facility can be terminated by either party by providing the other party a notice of six months.  The facility carries an interest rate of 1.38% above RBS base rate and a service charge of 0.10% of each invoice discounted.  The amount outstanding on this line of credit as of December 31, 2008 was approximately $1,839,700.

6.	Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:
	2008	2007
Notes to a financial institution, payable in monthly installments of $20,500, plus interest at one month LIBOR plus 5.25% with a balloon payment of $622,400 in June 2011; secured by substantially all assets of the Releta Brewing Company and Mendocino Brewing Company excluding the real property in Ukiah, CA.	$1,237,300	$1,289,000

Note to a financial institution, payable in monthly installment of $23,200 including interest at prime plus 1.75% with a balloon payment of approximately $2,732,900 in June 2011, secured by the real property in Ukiah, CA.	2,899,100	2,938,000
	4,136,400	4,227,000
Less current maturities	316,400	254,400
	$3,820,000	$3,972,600

Payments due during Year Ending December 31,
2009	$316,400
2010	321,300
2011	3,498,700
$4,136,400

7.	Capital Lease Obligations

The Company leases certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases.  The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2008, are as follows:

Year Ending December 31,
2009	$137,300
2010	123,400
2011	84,500
2012	41,500
386,700
Less amounts representing interest	(54,600)
Present value of minimum lease payments	332,100
Less current maturities	(113,400)
Non-current leases payable	$218,700

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

8.	Notes to Related Party – Subordinated

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America ("UBA"), with interest at the prime rate plus 1.5%, but not to exceed 10% per year.  The notes are convertible into common stock at $1.50 per share.  The notes have been extended until June 2009.  UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette Business Credit, Inc., both maturing in June 2011.  Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the above facilities are repaid.  Accordingly, the entire amounts due of $3,042,800 and $2,916,300 as of December 31, 2008 and 2007, respectively,  under the notes is classified as a long term liability.  The notes include $1,127,400 and $1,000,900 of accrued, respectively, interest at December 31, 2008 and 2007.

Notes payable also includes the balance of an unsecured loan from Shepherd Neame Limited to UBSN Limited payable in annual installments of $87,700 with interest at 5% per year and maturing in June 2012.  The amounts outstanding, under this loan as of December 31, 2008 and 2007 were $350,900 and $595,300, respectively.

Payments due during Year Ending December 31,
2009	$87,700
2010	87,700
2011	3,130,600
2012	87,700
$3,393,700

9.	Commitments and Contingencies

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  The Company’s management assess such contingent liabilities, and such assessments inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s Management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.  The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

Operating Leases

The Company leases some of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements.  The leases expire at various dates through 2015 and provide for renewal options ranging from month-to-month to five years.  In the normal course of business, it is expected that these leases will be renewed or replaced by leases on similar properties.  The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases.  Also, the agreements generally require the Company to pay certain costs (real estate taxes, insurance and repairs).

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; land at its Saratoga Springs, New York, facility; a building in the United Kingdom; and certain equipment.  The land lease includes a renewal option for two additional five-year periods, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index.  The leases begin expiring in 2009.  Rent expense charged to operations was $200,600 and $220,600 for the years ended December 31, 2008 and 2007.

Future minimum lease payments under these agreements are as follows:

Year Ending December 31,
2009	$240,700
2010	210,400
2011	187,200
2012	152,100
2013	18,600
Thereafter	27,800
$836,800

Keg Management Agreement

In September 2004, the Company renewed the keg management agreement with MicroStar Keg Management LLC.  Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee between $5 and $15, depending on the applicable territory.  The agreement is effective for five years ending in September 2009 and the Company anticipates entering into negotiations to extend the agreement.  If the agreement is terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg.  The Company expects to continue this relationship.  Rental expense associated with this agreement was $46,700 and $55,500, and for the years ended December 31, 2008 and 2007.

10.	Related-Party Transactions

The Company conducts business with United Breweries of America (UBA), which owns approximately 72% of the Company's common stock through common ownership.  Additionally, UBSN Limited has significant transactions, amounting to 13% of sales in the year ending December 31, 2008, with Shepherd Neame, Ltd., which is a related party to a former Board member.  The Company also had transactions with AUBI, a company affiliated with one of the Board members.  The following table reflects balances outstanding and the value of the transactions with these related parties for the years ended December 31, 2008 and 2007:

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

	2008	2007
TRANSACTIONS
Gross sales to Shepherd Neame Ltd.	$4,872,800	$4,058,800
Purchases from Shepherd Neame Ltd.	16,032,400	16,235,100
Expenses reimbursement to Shepherd Neame Ltd.	1,161,700	1,251,200
Interest expenses associated with UBA notes (see note 8)	126,500	182,900
Interest paid to Shepherd Neame Ltd. (see note 6)	25,000	33,000
ACCOUNT BALANCES
Accounts payable and accrued liabilities to Shepherd Neame Ltd.	4,936,800	5,776,700
Accounts receivable and prepayments to Shepherd Neame Ltd.	1,309,000	1,065,300
Amounts payable to AUBI	5,000	20,000

11.	Major Customers

Sales to the top five customers totaled $10,508,300 and $9,420,000 for the years ended December 31, 2008 and 2007, which represents 28% and 25% of sales for the years ended December 31, 2008 and 2007, respectively. No other customers individually represent greater than 5% of the accounts receivable balance or revenues.

12.	Stockholders' Equity

Independent outside members of the Board of Directors are compensated for attending Board of Directors and committee meetings through the issuance of common stock.  Expenses related to this compensation totaled $61,000 and $103,000 for the years ended December 31, 2008 and 2007, respectively.

In January 2009, the Company issued 123,076 shares of its unregistered common stock to independent outside directors totaling $48,000 in accrued compensation and 160,000 shares of its unregistered common stock totaling to $32,000 as compensation.

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

13.	Stock Option Plan

The Company had a stock option plan, the 1994 Stock Option Plan, which expired in 2004.   During 2002, 240,385 non-statutory stock options with a five-year term were issued to the independent members of the Board of Directors at the market price on the date of grant.  All stock options outstanding were non-statutory, and issued with a five year term and were fully vested on date of grant.  Therefore, there was no stock compensation expense recognized in 2007 or 2008.    The 240,835 options expired in January 2007.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

The following table summarizes the number of options granted and exercisable and the weighted average exercise prices:

	Shares under option	Weighted-average exercise price		Weighted-average remaining life
Balance at December 31, 2006	240,385	$	$0.52	0.1

Options granted	-		$-	-
Options expired	(240,385)	$	$0.52
Balance at December 31, 2007	-		$-	-

All 240,385 options outstanding at December 31, 2006  were fully vested and exercisable.

During the years ended December 31, 2008 and 2007, the Company granted no performance based options to employees, executives or senior management.

14.	Income Taxes

The accumulated losses during the past in the Company's U.S. operations has resulted in the Company determining that the deferred tax assets associated with net operating loss carryforwards and investment tax credits may expire prior to utilization.  The Company recorded a valuation allowance of $3,375,300 for deferred tax assets.  The Company also has $68,433 of California Manufacturers' Investment Tax Credits that can be carried forward to reduce future taxes.  These credits begin expiring in 2011.

	2008	2007
Provision for income taxes
US Federal	$-	$-
US States	4,500	7,000
Current provision	4,500	7,000
Change in deferred income taxes	-	-
Total provision for income taxes	$4,500	$7,000

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

The difference between the actual income tax provision and the tax provision computed by applying the statutory US Federal and United Kingdom income tax rates to earnings before taxes is attributable to the following:

	2008	2007
US Federal income tax expense (benefit) at 34%	$(46,500)	$42,700
US State income tax expense (benefit)	(8,200)	11,100
United Kingdom income tax expense (benefit)	(32,200)	(150,800)
Other tax items	(590,300)	(341,100)
Change in valuation allowance	681,700	445,100
Total	$4,500	$7,000

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	2008	2007
Benefit of net operating loss carryforwards	$5,032,900	$5,116,500
Undistributed earnings of UBIUK	(335,000)	(454,800)
Investment in UBIUK	366,800	349,000
Depreciation and amortization	(1,239,000)	(523,000)
Other	38,200	57,900
Subtotal	3,863,900	4,545,600
Less valuation allowance	(3,863,900)	(4,545,600)
Total	$-	$-

Change in valuation allowance	$(681,700)	$445,100

The Company has net operating losses available for carry forward. The US Federal net operating losses total approximately $12,930,700 and expire beginning 2013 and ending in 2027. The US state operating losses total approximately $2,464,200 and expire beginning 2012 and ending 2027. The Company’s United Kingdom operating losses total approximately $2,326,700 and do not expire.

Tax years that remain open for examination by the Internal Revenue Service include 2005, 2006, 2007, and 2008 (expected to be filed in 2009), and by the State of California include 2004 through 2008.  In addition, tax years from 1997 to 2003 may be subject to examination by the Internal Revenue Service to the extent that the Company utilizes the net operating losses from those years in its current or future year tax returns.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

15.	Segment Information

The Company's business presently consists of two segments.  The first is brewing for wholesale to distributors and direct sales (including merchandise) at the Company's brewpub and retail merchandise store located at the Hopland Brewery and at the Saratoga Springs brewery.  This segment accounted for approximately 42% of the Company's gross sales during the year 2008 and 39% during the year 2007.  The second segment consists of distribution of alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe.  This segment accounted for approximately 58% and 61% of the Company's gross sales during 2008 and 2007.  A summary of each segment is as follows:

	Year Ended December 31, 2008
	Brewing Operations	Distributor Operations	Corporate and Other	Total
Sales	$15,689,500	$21,951,000		$37,640,500
Operating income	325,200	75,400		400,600
Identifiable assets	13,144,700	6,898,800	2,443,800	22,487,300
Depreciation and amortization	533,900	543,100		1,077,000
Capital expenditures	519,900	668,400		1,188,300

	Year Ended December 31, 2007
	Brewing Operations	Distributor Operations	Corporate and Other	Total
Sales	$14,900,500	$22,874,000		$37,774,500
Operating income (loss)	804,300	(193,300)		611,000
Identifiable assets	12,689,400	8,458,800	2,229,400	23,377,600
Depreciation and amortization	515,200	582,600		1,097,800
Capital expenditures	166,700	665,000		831,700

16.	Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBIUK, has retained losses of approximately £395,500 as of December 31, 2008.  Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earnings drop below £1,000,000.  Condensed financial information of the the United States operations is as follows:

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

Balance Sheets	2008	2007

Assets
Cash	$105,400	$32,000
Accounts receivable	1,797,100	1,643,400
Inventories	1,865,200	1,461,200
Other current assets	167,600	192,800
Total current assets	3,935,300	3,329,400

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	11,279,500	11,228,200
Other assets	373,700	361,200
Total assets	$16,813,500	$16,143,800

Liabilities
Line of credit and note payable	$1,762,000	$1,313,500
Accounts payable	1,324,100	1,270,900
Accrued liabilities	802,100	510,500
Current maturities of debt and leases	374,500	261,500
Total current liabilities	4,262,700	3,356,400

Intercompany payable	533,900	753,900
Long-term debt and capital leases	3,970,700	3,972,600
Notes payable to related party	3,042,800	2,916,300
Total liabilities	11,810,100	10,999,200

Stockholders' equity
Common stock	14,902,300	14,902,300
Preferred stock	227,600	227,600
Accumulated deficit	(10,126,500)	(9,985,300)
Total stockholders' equity	5,003,400	5,144,600
Total Liabilities and stockholders' equity	$16,813,500	$16,143,800

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

17.	Unrestricted Net Assets (continued)

Statement of Operations	2008	2007

Net sales	$14,784,000	$13,943,700
Cost of goods sold	11,406,100	10,209,400
Selling, marketing, and retail expenses	1,319,700	1,288,600
General and administrative expenses	1,848,400	1,743,100
Income from operations	209,800	702,600

Other income and (expense)
Interest expenses	(545,100)	(760,600)
Other income	198,600	183,700
Provision for taxes	(4,500)	(7,000)
	(351,000)	(583,900)
Net income (loss)	$(141,200)	$118,700

Statements of Cash Flows	2008	2007

Cash flows from operating activities	$253,700	$760,400
Cash flow from investing activities
Purchase of property and equipment	(286,100)	(166,700)
Proceeds from sale of assets	-	4,400
Net cash from investment activities	(286,100)	(162,300)
Cash flow from financing activities
Net borrowing (repayment) on line of credit	448,500	(50,100)
Borrowing on long-term debt	168,500	-
Repayment of long-term debt	(259,100)	(236,200)
Proceeds from note payable	-	-
Repayment of notes payable	-	-
Payment on obligation under capital lease	(32,100)	(9,600)
Net change in inter company payable	(220,000)	(325,900)
Proceeds from related party	-	-
Net cash flow from financing activities	105,800	(621,800)
Cash, beginning of year	32,000	55,700
Cash, end of year	$105,400	$32,000