Form 10-Q
period 2009-03-31
MENDOCINO BREWING CO INC
filed 2009-05-15
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2009

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________________ to ________________________

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
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 (check one)

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  The number of shares of the issuer's common stock outstanding as of May 11, 2009 is 12,274,762.

PART I

Item 1.                      Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)	(Audited)
Current Assets
Cash	$248,100	$273,700
Accounts receivable, net of allowance for doubtful
accounts of $79,300 and $65,700, respectively	5,890,200	6,966,900
Inventories	2,105,400	1,865,200
Prepaid expenses	261,700	201,700
Total Current Assets	8,505,400	9,307,500

Property and Equipment	12,611,900	12,806,100

Other Assets
Deposits and other assets	292,300	326,100
Intangibles (net of amortization)	47,600	47,600
Total Other Assets	339,900	373,700

Total Assets	$21,457,200	$22,487,300

Liabilities and Stockholders' Equity
Current Liabilities
Secured lines of credit	$3,357,900	$3,601,700
Accounts payable	5,792,600	6,152,900
Accrued liabilities	1,387,700	1,513,000
Current maturities of notes to related parties	85,800	87,700
Current maturities of obligations under long-term debt	318,500	316,400
Current maturities of obligations under capital leases	112,400	113,400
Total Current Liabilities	11,054,900	11,785,100

Long-Term Liabilities
Notes to related parties including accrued
interest of $1,149,800 and $1,127,400, respectively	3,322,600	3,306,000
Long term debt, less current maturities	3,741,600	3,820,000
Obligations under capital leases less current maturities	181,200	218,700
Total Long-Term Liabilities	7,245,400	7,344,700

Total Liabilities	18,300,300	19,129,800

Stockholders' Equity
Preferred stock, Series A, no par value, with aggregate liquidation preference of $227,600;10,000,000 shares authorized,
227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value: 30,000,000 shares authorized,
12,274,762 and 11,991,686 shares issued and outstanding, respectively	14,982,300	14,902,300
Accumulated comprehensive income	579,600	567,900
Accumulated deficit	(12,632,600)	(12,340,300)
Total Stockholders' Equity	3,156,900	3,357,500

Total Liabilities and Stockholders' Equity	$21,457,200	$22,487,300

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009		2008

Sales		$7,292,500	$9,128,700
Less excise taxes		155,400	226,000
Net Sales		7,137,100	8,902,700
Cost of goods sold		5,373,800	6,409,400
Gross Profit		1,763,300	2,493,300
Operating Expense
Marketing		984,200	1,152,700
General and administrative		961,700	960,100
Total Operating Expense		1,945,900	2,112,800

Income (loss) from operations		(182,600)	380,500

Other income (expense)
Miscellaneous income		6,600	12,300
Profit on sale of assets		6,500	--
Interest expense		(122,800)	(228,500)
Total Other Expense		(109,700)	(216,200)

Income (loss) before income taxes		(292,300)	164,300

Provision for income taxes		--	(3,500)

Net Income (loss)		(292,300)	160,800

Foreign currency translation gain (loss)		11,700	46,400

Comprehensive Income		(280,600)	207,200

Net Income (loss) per common share (basic and diluted)	$	(0.02)	$0.01

Weighted average common shares outstanding
Basic and diluted		12,198,666	11,991,686

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(292,300)	$160,800
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	254,600	270,800
Allowance for doubtful accounts	14,600	11,900
Interest accrued on related party debt	22,400	36,800
Non cash compensation	80,000	--
(Profit) on sale of assets	(6,500)	--
Changes in:
Accounts receivable	938,200	(63,600)
Inventories	(240,200)	(242,100)
Prepaid expenses	(60,900)	59,000
Deposits and other assets	32,000	(15,000)
Accounts payable	(257,700)	(405,000)
Accrued liabilities	(110,200)	71,500
Net cash provided by (used in) operating activities	374,000	(114,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and leasehold improvements	(80,000)	(244,300)
Proceeds from sale of fixed assets	9,300	--
Net cash used in investing activities	(70,700)	(244,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on line of credit	(204,100)	444,300
Repayment on long-term debt	(76,300)	(62,100)
Payments on obligations under long term leases	(35,800)	(27,000)
Net cash provided by (used in) financing activities	(316,200)	355,200

EFFECT OF EXCHANGE RATE CHANGES ON CASH:	(12,700)	46,700

NET CHANGE IN CASH	(25,600)	42,700

CASH, beginning of period	273,700	339,700

CASH, end of period	$248,100	$382,400

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$--	3,500
Interest	$100,400	$191,700
Non-cash investing and financing activities:
Seller financed equipment	$--	$50,100

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

1.           Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., (the "Company" or "MBC"), has operating subsidiaries, Releta Brewing Company, ("Releta"), and United Breweries International, Limited (UK), ("UBIUK").  In the United States, MBC and its subsidiary, Releta, operate two breweries that produce beer for the specialty "craft" segment of the beer market.  The breweries are located in Ukiah, California and Saratoga Springs, New York.  The Company also owns and operates a brewpub and gift store located in Hopland, California.  The majority of sales for MBC are in California.  The Company brews several brands, of which Red Tail Ale is the flagship brand.  In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Premium Lager Beer in the United States.

The Company's UK subsidiary, UBIUK, is a holding company for UBSN Limited (“UBSN”).  UBSN is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe.  The distributorship is located in Faversham, Kent in the United Kingdom.

Principles of Consolidation

The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiaries, Releta and UBIUK.  All inter-company balances, profits and transactions have been eliminated.

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's  most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by the Company. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2009 compared to what was previously disclosed in the Company's Annual Report on 10-K for the year ended December 31, 2008.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. Deferred financing costs were $311,300, and the related accumulated amortization at March 31, 2009 was $164,300.  Amortization of deferred financing costs charged to operations was $16,300 for the quarters ended March 31, 2009 and 2008.  The Company will continue to amortize these fees until 2011.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom.  Substantially all of the Company's cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages.  The Company has approximately $97,100 in cash deposits and $4,028,400 of accounts receivable due from customers located in the United Kingdom as of March 31, 2009.

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

The Company has adopted the provisions of FIN 48 and there are no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.

Stock-Based Compensation

The Company has adopted  the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (FAS-123R), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation. In addition to requiring supplemental disclosures, FAS-123R addressed the accounting for share-based payment transactions in which a company receives goods or services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS-123R focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.  Under FAS-123R, the Company was required to recognize compensation cost for the portion of outstanding awards previously accounted for under the provisions of APB-25 for which the requisite service had not been rendered as of the adoption date for this Statement. The Statement also required companies to estimate forfeitures of stock compensation awards as of the grant date of the award.

The Company adopted FAS-123R on January 1, 2006, using the modified prospective method. Stock issued to members of the board of directors for  services was valued as of the date of grant.

During the three months ended March 31, 2009 and 2008, the Company did not grant any options or warrants and no stock options were outstanding as of March 31, 2009 and December 31, 2008.

Basic and Diluted Earnings (Loss) per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic earnings (loss) per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes.  Diluted net loss per share was the same as basic net loss per share for the first quarter of 2009, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses.  The computation of the dilutive effect of the Company's convertible notes for the three month period ended March 31, 2009 and 2008 is shown in the table below.

	Three months ended
	March 31,2009	March 31, 2008
Net income (loss)	$(292,300)	$160,800
Weighted average common shares outstanding	12,198,666	11,991,686
Basic net income (loss) per share	$(0.02)	$0.01
Diluted net income (loss) per share
Net Income (loss)	$(292,300)	$160,800
Interest expense on convertible notes payable	$--	$36,800
Income for purpose of computing diluted net income per share	$(292,300)	$197,600
Weighted average common shares outstanding	12,198,666	11,991,686
Assumed conversion of convertible notes payable	--	1,968,766
Weighted average common shares outstanding for the purpose of computing diluted net income (loss) per share	12,198,666	13,960,452
Diluted net income per share	$(0.02)	$0.01

Foreign Currency Translation

The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at March 31, 2009 and December 31, 2008, and the statements of operations were translated at the average exchange rates for each of the three months ended March 31, 2009 and 2008.  Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity.  Cash at UBIUK was translated at exchange rates in effect at March 31, 2009 and December 31, 2008, and its cash flows were translated at the average exchange rates for each of the three months ended March 31, 2009 and 2008.  Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

The components of other comprehensive income for the three months ended March 31, 2009 and 2008 are reflected as a separate item in the statement of operations.

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

Recent Accounting Pronouncements

 In February 2008, the FASB issued FSP FAS 157-2, "Effective Date of FASB Statement No 157" (FAP FAS 157-2).  FSP FAS 157-2 delayed the effective date for SFAS 157 for certain non-financial assets and non-financial liabilities, including goodwill and other intangible assets.  The Company's adoption of FSP FAS 157-2 in the first quarter of 2009 did not have a material effect on its financial statements.

In December 2007, the FASB issued SFAS 141(R), "Business Combinations", and SFAS 160, "Non-controlling Interests in Consolidated Financial Statements", which affect the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.  These statements became effective for fiscal years beginning after December 15, 2008, and will principally affect the Company's accounting relating to future acquisitions.  The Company's adoption of these statements in the first quarter of 2009 did not have any effect on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" (FSP 142-3).  FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets."  The intent of FSP 142-3 is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value.  FSP 142-3 was effective for the first quarter of 2009.  The Company does not expect FSP 142-3 to have a material impact on the accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions of intangible assets in the future.

In April 2009, the FASB issued FASB Staff Position No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4).  FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company is in the process of evaluating the impact of FSP 157-4, but does not expect it to have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments."  This FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," and requires disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements.  Additionally, this FSP amends APB Opinion No. 28, "Interim Financial Reporting," and requires those disclosures in summarized financial information at interim reporting periods.  These disclosures are required for interim reporting periods ending after June 15, 2009.  This pronouncement has no impact on the Company's current financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA")), and the SEC did not or are not believed by management to have a material impact on the Company's current financial statements.

2.           Liquidity and Management Plans

At March 31, 2009, the Company had cash and cash equivalents of $248,100 a working capital deficit of $2,549,500 and an accumulated deficit of $12,632,600.  Additionally, the Company has a history of past losses as infrastructure costs were incurred in advance of obtaining customers.

Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through March 31, 2010, including reductions in discretionary expenditures. In addition, the Company’s majority shareholder issued a letter of support to provide financial assistance when required. The Company may also seek additional capital infusions to support operations. Management believes that these actions will enable the Company to meet its working capital needs through March 31, 2010.

3.           Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	31-Mar-09	31-Dec-08
Raw Materials	$799,200	$667,700
Beer-in-process	306,700	324,000
Finished Goods	975,600	848,400
Merchandise	23,900	25,100
TOTAL	$2,105,400	$1,865,200

4.           Line of Credit and Note Payable

In November 2006, Marquette Business Credit, Inc. ("Marquette") provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2011.  The borrowings are collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Relata's eligible inventory located in the US.  This facility carries interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of March 31, 2009 was approximately $1,695,100. On May 8, 2009, the Company received notification from Marquette of the occurrence of an event of default under this line of credit.  (For additional information see Note 13, "Subsequent Events".)

The Company retains the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse.  Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities).  Included in the Company's Balance Sheets as Accounts receivable at March 31, 2009, are account balances totaling $1,799,300 of uncollected accounts receivables collateralized to Marquette under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers.  The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party with six months notice.  The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted.  The amount outstanding on this line of credit as of March 31, 2009 was approximately $1,662,800.

5.           Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	March 31, 2009	December 31, 2008
Notes to a financial institution, payable in monthly installments of $20,500, plus interest at one month LIBOR plus 5.25% with a balloon payment of $622,400 in June 2011; secured by substantially all assets of Releta Brewing Company and Mendocino Brewing Company, excluding real property at Ukiah.	$1,175,800	$1,237,300

Note to a financial institution, payable in monthly installments of $27,300 including interest at prime plus 1.75% with a balloon payment of approximately $2,732,900 in June 2011.	2,884,300	2,899,100
	4,060,100	4,136,400

Less current maturities	318,500	316,400
	$3,741,600	$3,820,000

Principal maturities of long-term debt as of March 31, 2009 are as follows:

Gross
Nine Months Ending December 31
2009	$240,100
Years Ending December 31,

2010	321,300
2011	3,498,700
2012	-
2013	-
$4,060,100

6.           Notes to Related Party

Subordinated Convertible Notes Payable

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America ("UBA") for a total value of $3,065,200, including interest at the prime rate plus 1.5%, but not to exceed 10% per year.  The UBA notes are convertible into common stock at $1.50 per share.  The UBA notes have been extended until June 2009.  UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette, both maturing in June 2011. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the above-mentioned facilities are repaid.  Accordingly, the entire amount due under the UBA notes is classified as a long term liability.  The UBA notes include $1,149,800 and $1,127,400 of accrued interest at March 31, 2009 and December 31, 2008, respectively.

5% Notes Payable

Notes payable also include an unsecured loan from Shepherd Neame Limited to UBSN  payable in annual installments of $85,800 with interest at 5% per year maturing in June 2013.  The amounts outstanding under this loan as of March 31, 2009 and December 31, 2008 were $343,200 (£240,000) and $350,900 (£240,000), respectively, including current maturities of $85,800 (£60,000) and $87,700 (£60,000) on those dates.

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

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; a sales office in Petaluma, California; land at its Saratoga Springs, New York, facility; a building in the United Kingdom; and certain personal property.  The land lease includes a renewal option for two additional five-year periods, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index.  The leases begin expiring in 2010.

Operating Lease Commitment
Nine months ending December 31, 2009	$180,500
Years ending December 31,
2010	210,400
2011	187,200
2012	152,100
2013	18,600
Due after 5 years	27,800

Total lease commitment	$776,600

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

8.           Related-Party Transactions

MBC and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these were a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. UBSN is a party to a brewing agreement and a loan agreement with Shepherd Neame Limited ("Shepherd Neame"). Additional information about these transactions may be found in the Company's annual report on Form 10-K for the year ended December 31, 2008.

The following table reflects the value of the transactions for the quarters ended March 31, 2009 and 2008 and the balances outstanding as of March 31, 2009 and 2008.

	2009	2008
Sales to Shepherd Neame	$998,000	$695,200
Purchases from Shepherd Neame	$2,946,700	$3,781,200
Expense reimbursement to Shepherd Neame	$253,500	$296,700
Interest expense related to UBA convertible notes	$22,400	$36,800
Accounts payable to Shepherd Neame	$3,679,000	$4,944,000
Accounts receivable from Shepherd Neame	$859,300	$559,000

9.           Stockholders' Equity

The following table summarizes equity transactions during the three months ended March 31, 2009.

	Series A Preferred Stock		Common Stock		Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2008	227,600	$227,600	11,991,686	$14,902,300	$567,900	$(12,340,300)	$3,357,500
Stock issued for compensation			283,076	80,000			80,000
Net loss	-	-	-	-	-	(292,300)	(292,300)

Currency Translation Adjustment	-	-	-	-	11,700	-	11,700

Balance, March 31, 2009	227,600	$227,600	12,274,762	$14,982,300	$579,600	$(12,632,600)	$3,156,900

The following table summarizes equity transactions during the three months ended March 31, 2008.

	Series A Preferred Stock		Common Stock		Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2007	227,600	$227,600	11,991,686	$14,902,300	$157,300	$(12,045,800)	$3,241,400

Net Income	-	-	-	-	-	160,800	160,800

Currency Translation Adjustment	-	-	-	-	46,400	-	46,400

Balance, March 31, 2008	227,600	$227,600	11,991,686	$14,902,300	$203,700	$(11,885,000)	$3,448,600

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

10.           Equity Issuances

No stock options were outstanding as of March 31, 2009 and March 31, 2008.

Valuation and Expense Information under SFAS 123(R)

There was no stock based compensation related to employee stock options for the three months ended March 31, 2009 and 2008. During the three months ended March 31, 2009 and 2008, the Company did not issue any stock options.

Issuance of Common Stock to Directors

On January 26, 2009, the Company issued an aggregate of 283,076 shares of common stock to the outside members of the Board of Directors as compensation for (i) attendance at Board and Committee meetings during 2007 and (ii) service to a special committee of the Board of Directors during 2008.

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

Three months ended March 31, 2009
	Domestic Operations	European Territory	Corporate & Others	Total

Net Sales	$3,171,800	$3,965,300	$-	$7,137,100
Operating Loss	$(148,100)	$(34,500)	$-	$(182,600)
Identifiable Assets	$13,266,100	$5,720,700	$2,470,400	$21,457,200
Depreciation & Amortization	$147,500	$107,100	$-	$254,600
Capital Expenditures	$14,200	$65,800	$-	$80,000

Three months ended March 31, 2009
	Domestic Operations	European Territory	Corporate & Others	Total

Net Sales	$3,518,100	$5,384,600	$-	$8,902,700
Operating Profit	$162,100	$218,400	$-	$380,500
Identifiable Assets	$12,951,000	$8,180,300	$2,566,400	$23,697,700
Depreciation & Amortization	$132,300	$138,500	$-	$270,800
Capital Expenditures	$135,500	$158,900	$-	$294,400

12.           Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBIUK, has undistributed losses of approximately $628,400 as of March 31, 2009.  Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if  retained earnings drop below approximately $1,430,000.  Condensed financial information of the parent company, Mendocino Brewing Company, Inc. together with its other subsidiary, Releta Brewing Company is as follows:

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Cash	$151,000	$105,400
Accounts receivable	1,771,800	1,797,100
Inventories	2,105,400	1,865,200
Other current assets	207,700	167,600
Total current assets	4,235,900	3,935,300

Investment in UBIUK	1,225,000	1,225,000
Property and equipment	11,160,700	11,279,500
Other assets	339,900	373,700
Total assets	$16,961,500	$16,813,500

Liabilities and Stockholders' Equity
Line of credit	$1,695,100	$1,762,000
Accounts payable	1,829,200	1,324,100
Accrued liabilities	803,500	802,100
Current maturities of debt and leases	377,800	374,500
Total current liabilities	4,705,600	4,262,700

Intercompany payable to UBIUK	465,300	533,900
Long-term debt and capital leases	3,871,500	3,970,700
Notes payable to related party	3,065,200	3,042,800
Total long-term liabilities	7,402,000	7,547,400
Total liabilities	$12,107,600	$11,810,100

Stockholders' equity
Preferred stock	227,600	227,600
Common stock	14,982,300	14,902,300
Accumulated deficit	(10,356,000)	(10,126,500)
Total stockholders' equity	4,853,900	5,003,400
Total liabilities and stockholders' equity	$16,961,500	$16,813,500

12.           Unrestricted Net Assets (continued)

Statements of Operations	Quarter ended March 31
	2009	2008
	(unaudited)	(unaudited)
Net sales	$3,171,800	$3,518,100
Cost of goods sold	2,452,000	2,656,000
Selling, marketing, and retail expenses	304,600	306,300
General and administrative expenses	588,200	421,500
Income (loss) from operations	(173,000)	134,300

Other (income) and expense	(45,300)	(40,500)
Interest expense	101,800	159,800
Provision for taxes	--	3,500
Net profit(loss)	$(229,500)	$11,500

Statements of Cash Flows	Quarter ended March 31
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities	$281,900	$(80,800)
Purchase of property and equipment	(14,200)	(85,400)
Proceeds from sale of fixed assets	9,300
Net borrowing (repayment) on line of credit	(66,900)	275,300
Repayment on long term debt	(76,300)	(62,100)
Payment on obligation under capital lease	(19,600)	(7,400)
Net change in payable to UBI	(68,600)	(14,900)
Increase (decrease) in cash	45,600	24,700
Cash, beginning of period	105,400	32,000
Cash, end of period	$151,000	$56,700

13.           Subsequent Events

On May 8, 2009, the Company received written notice (the "Notice") from Marquette that an event of default had occurred and was continuing under that certain Loan and Security Agreement, dated as of November 16, 2006 by and among the Company and its subsidiary Releta Brewing Company, LLC (as borrowers) and Marquette (as lender) (the "Loan Agreement") relating to a revolving loan, a term loan and a capex loan provided by Marquette to the Company.

Specifically, the event of default was triggered by the failure of the Company to remain in compliance with a financial covenant in the Loan Agreement relating to the maintenance of a fixed charge coverage ratio of at least 1.05 to 1.0 for the period of twelve consecutive calendar months ending on March 31, 2009.

As of May 14, 2009, Marquette has elected to assess the default interest rates under the Loan Agreement; these rates are as follows: (i) for the revolving loan, LIBOR plus 7.125% per annum and (ii) for the capex loan, the term loan and any other obligations owed by the Company to Marquette, LIBOR plus 8.125% per annum.  The default interest rates will apply to the outstanding balances under the respective loans with retroactive effect from and after April 1, 2009.

Pursuant to the terms of the Loan Agreement, in case of an event of default, Marquette is also entitled in its sole and absolute discretion to (i) terminate its commitment to make loans to the Company under the Loan Agreement, (ii) to declare all outstanding amounts due under the Loan Agreement immediately due and payable and/or (iii) exercise any or all other rights and remedies available to it under the Loan Agreement or applicable law.  Marquette has indicated in the Notice that is does not intend to exercise such additional rights at this time, however, Marquette has not waived the right to pursue such remedies in the future.

Management is in discussions with Marquette to waive the financial covenant requirements, however, an agreement has not been reached. Notwithstanding the failure to maintain the fixed charge coverage ratio, the Company has to date made every scheduled payment of principal and interest under the Loan Agreement.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Critical Accounting Policies

There have been no significant changes in the Company's accounting policies during the three months ended March 31, 2009 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has adopted EITF – 01-09 "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)".  This EITF requires that certain cash consideration paid to customers for services or placement fees are to be reported as a reduction in revenue rather than as an expense.  The Company has reclassified these items on the income statement as a reduction in revenue and as a corresponding reduction in marketing and selling expenses.  This reclassification has no impact on net income.

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

Income Taxes

We conduct operations in separate legal entities incorporated in various jurisdictions; as a result, income tax amounts are reflected in these consolidated financial statements for each of those jurisdictions.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider, among other things, the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe we will be able to utilize a portion of our existing net operating losses and credit carryforwards, net of the existing valuation allowances.

Segment Information

Prior to 2001, the Company's business operations were exclusively located in the United States, and were divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of United Breweries International (UK), Ltd. ("UBI") in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory"). This segment accounted for 54% and 59% of the Company's gross sales during the first quarter of 2009 and 2008 respectively, with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 46% and 41% during the first quarter of 2009 and 2008, respectively. With expanded wholesale distribution of beer and the closure of the restaurant at the Hopland facility, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

Seasonality

Sales of the Company's products are somewhat seasonal. Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both the Company's Domestic Territory and European Territory. In the Domestic Territory, sales volumes have been stronger during the second and third quarters and slower again during the fourth quarter, while in the European Territory the fourth quarter has generated stronger sales volume. The volume of sales in any given area may also be affected by local weather conditions. Because of the seasonality of the Company's business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Summary of Financial Results

The Company ended the first quarter of 2009 with a net loss of $292,300, as compared to a net profit of $160,800 for the same period in 2008.  As set forth more fully under "Results of Operations," below, during the first quarter of 2009 the Company experienced a decrease in net sales of $1,765,600 as compared to the first quarter of 2008. Costs of goods sold decreased by $1,035,600, operating expenses decreased by $166,900, and interest expenses decreased by $105,700, all of which contributed to the Company's results for the period.

Results of Operations

Net Sales

Overall net sales for the first quarter of 2009 were $7,137,100, a decrease of $1,765,600, or 20%, compared to $8,902,700 for the first quarter of 2008.

Domestic Operations. Domestic net sales for first quarter of 2009 were $3,171,800 compared to $3,518,100 for the same period in 2008, a decrease of $346,300, or 10%.  The sales volume decreased to 15,700 barrels in the first quarter of 2009 from 18,500 barrels in the first quarter of 2008, representing a decrease of 2,800 barrels, or 15%.  Of the numerical barrel decrease, sales of the Company's brands decreased by 1,900 barrels, Kingfisher sales decreased by 200 barrels and sales of contract brands decreased by 700 barrels.

European Territory: Net sales for the first quarter of 2009 were $3,965,300 (£ 2,763,100) compared to $5,384,600 (£2,721,200) during the corresponding period of 2008, a decrease of $1,419,300, or 26% mainly due to exchange rate fluctuations. During the first quarter of 2009, UBSN sold 14,700 barrels compared to 15,600 barrels during the first quarter of 2008.  If measured on a constant exchange rate basis, net sales for the first quarter of 2009 would have increased 2% from the first quarter of 2008.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first quarter of 2009 was 75%, as compared to 72% during the corresponding period of 2008.

Domestic Operations:  Cost of goods sold as a percentage of net sales in the Domestic Territory during the first quarter of 2008 was 77%, as compared to 76%, during the corresponding period of 2008, representing an increase of 1% mainly due to increases in the price of raw materials.

European Territory: Cost of goods sold as a percentage of net sales in the European Territory during the first quarter of 2009 was 74%, as compared to 70% during the corresponding period of 2008 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation) representing an increase of 4% mainly due to increases in the price of raw materials. The Company increased the selling price of its products by 5% in March 2009 to partially offset the increase in costs of raw materials.

Gross Profit

As a result of  lower net sales and higher cost of goods described above, gross profit for the first quarter of 2009 was $1,763,300 compared to $2,493,300 during the corresponding period of 2008.  As a percentage of net sales, gross profit during the first quarter of 2009 decreased to 25% as compared to 28% for the first quarter of 2008.

Operating Expenses

Operating expenses for the first quarter of 2009 were $1,945,900, a decrease of $169,900, or 8%, as compared to $2,112,800 for the corresponding period of the year 2008. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: The Company's marketing and distribution expenses for the first quarter of 2009 were $984,200, as compared to $1,152,700 for the first quarter of 2008, representing a decrease of $168,500 or 15%.  These expenses were 14% and 13% of net sales for the first quarter of the years 2009 and 2008, respectively.

Domestic Operations: Expenses for the first quarter of 2009 were $304,600 compared to $306,300 during the corresponding period of 2008, representing a decrease of $1,700 or 1%.  As a percentage of net sales in the Domestic Territory, the expenses remained at 9% during the first quarter of 2009 and 2008.

European Territory:  Expenses for the first quarter of 2009 were $679,600 compared to $846,400 during the corresponding period of 2008, representing a decrease of $166,800 or 20% mainly due to exchange rate fluctuations.  As a percentage of net sales in the United Kingdom, the expenses were 17% and 16% during the first quarter of 2009  and 2008 respectively (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

General And Administrative Expenses: The Company's general and administrative expenses were $961,700 for the first quarter of 2009 compared to $960,100 for the corresponding period in 2008. As a percentage of net sales, these expenses increased to 14%  during the first quarter of the year 2009 compared to 11% for the first quarter of the year 2008.

Domestic Operations.  Domestic general and administrative expenses increased to $588,200 for the first quarter of 2009 representing an increase of $166,700 or 40% compared to $421,500 for the first quarter of 2008. This was mainly due to the issuance of common stock in January 2009 as compensation to the outside members of the Board of Directors for their services,  and audit fees which are expected to even-out during the remainder of the 2009 fiscal year. As a percentage of net sales in the Domestic Territory,  expenses increased to 19% during the first quarter of 2009 compared to 12% during the first quarter of 2008.

European Territory.  General and administrative expenses related to the European Territory were $373,500 for the first quarter of 2009, representing a decrease of $165,100, or 31%, as compared to $538,600 for the first quarter of 2008 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation) mainly due to exchange rate fluctuations. As a percentage of net sales in the European Territory, the expenses remained at 10% during the first quarter of 2009 and 2008.

Other Expenses

Other expenses for the first quarter of 2009 totaled $109,700, representing a decrease of $106,500 or 49% when compared to $216,200 during the first quarter of the year 2008 mainly due to a decrease in interest expenses as a result of lower interest rate.

Income Taxes

The Company recorded a provision of $3,500 for income taxes associated with its domestic operations during the first quarter of 2009.

Net Loss

The Company's net loss for the first quarter of 2009 was $292,300, as compared to a net profit of $160,800 for the first quarter of 2008.  After providing for a positive foreign currency translation adjustment of $11,700 during the first quarter of 2009 (as compared to $46,400 for the same period in 2008), the comprehensive loss for the first quarter of 2009 was $280,600, compared to comprehensive income of $207,200 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at the Ukiah and Saratoga Springs facilities has continued to place demands on our working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital.

The Company is a party to several loans, lines of credit, other credit facilities and lease agreements (collectively, "Indebtedness").  Certain of the Company's agreements governing the Indebtedness contain cross-default provisions which may result in an event of default under one agreement resulting in an event of default under a separate agreement.  In addition, certain of the agreements governing the Indebtedness contain provisions whereby a material adverse change in the Company's financial condition may result in an event of default under such agreements. In case of an event of default, the agreements provide the lenders with several rights and remedies, including but not limited to acceleration and termination of the facility, implementation of default interest rates, and rights available to secured parties with respect to the collateral (including the power to sell collateral).  Substantially all of the Company's assets, including the real property in Ukiah, are pledged as collateral pursuant to the terms of the Company's agreements governing the Indebtedness. (The Company's agreements relating to the Indebtedness are described in more detail below under "Description of Our Indebtedness", "Long-Term Debt" and "Other Loans and Credit Facilities".)

On May 8, 2009, the Company received written notice (the "Notice") from Marquette Business Credit, Inc. ("Marquette") that as of March 31, 2009 an event of default had occurred  and was continuing under the Loan Agreement dated November 16, 2006 which covers the Company's revolving line of credit, term loan and capex loan with Marquette.  As of May 15, 2009, Marquette has elected to implement the default interest rates provided for under the Loan Agreement which will impact the applicable interest rates on the revolving line of credit, term loan and capex loan with retroactive effect from and after April 1, 2009.  Although Marquette indicated in the Notice that it would not be asserting its additional rights and remedies at this time, it reserved the right to do so at any time in the future. (For additional information relating to the event of default under the Marquette  Loan Agreement see "Long Term Debt-Marquette Business Credit, Inc. Facility" below.)

As of May 15, 2009, the Company has not received notice from any of its other lenders of the occurrence of an event of default under the agreements governing its remaining Indebtedness, and to the knowledge of  the Company's Management no additional events of default currently exist under any other agreements relating to the Company's Indebtedness.  The Company's Management is currently in preliminary discussions with Marquette relating to a possible waiver of the fixed charge coverage ratio; however, at this time no assurance may be given that the Company will receive a waiver for the violated financial covenant or that Marquette will waive its ability to assert the additional rights and remedies available to it (including, but not limited to the acceleration and termination of the loans and credit facilities under the Loan Agreement and actions against the pledged collateral).

The Company is currently making timely payments of principal and interest relating to the Indebtedness as they fall due and anticipates that it will continue to make such timely payments in the immediate future.  However, if the Company fails to maintain any of the financial covenants under the various agreements governing the Indebtedness, fails to make timely payments of amounts due under the Indebtedness, or commits any other breach resulting in an event of default under the agreements governing the Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on the Company's financial condition.  In case of the acceleration and termination of the Company's existing Indebtedness, the Company may need to obtain replacement financing, the lack of which may have a material adverse effect on the Company's financial condition and ability to continue operations.  In addition, actions taken by secured parties against the Company's assets which have been pledged as collateral could have a material adverse effect on the Company's financial conditions and operations.

The Company's management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through March 31, 2010, including reductions in discretionary expenditures.  In addition, the Company's majority shareholder has issued a letter of support to provide financial assistance when required.  The Company may also seek capital infusions to support operations.  Management believes that these actions will enable the Company to meet its working capital needs through March 31, 2010.

We had $248,100 and $273,700 in cash and cash equivalents and $5,890,200 and $6,966,900 in accounts receivable at March 31, 2009 and December 31, 2008, respectively. We had a working capital deficit of approximately $2.5 million at March 31, 2009 and December 31, 2008.

Net cash provided by operating activities for the three months ended March 31, 2009 was $374,000, compared to $114,900 used in the three months ended March 31, 2008. We generally do not require significant cash on hand to meet our operating needs.

Net cash used in investing activities totaled approximately $70,700 for the three months ended March 31, 2009 compared to net cash used of $244,300 for the corresponding period of 2008. Net cash used for investing activities consists of purchases of capital assets.

Net cash used in financing activities totaled approximately $316,200 during the three months ended March 31, 2009, compared to $355,200 of net cash provided by financing activities during the corresponding period of 2008. For the three months ended March 31, 2009, net cash used in financing activities principally consisted of debt payments and lease installments.

DESCRIPTION OF OUR INDEBTEDNESS:

Marquette Business Credit Line of Credit

In November 2006, Marquette provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory which terminates in June 2011.  The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Relata's eligible inventory located in the US.  This facility accrues interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding the real property of Releta and MBC.   On May 8, 2009, we received notification from Marquette Business Credit, Inc. of an event of default under the Loan Agreement dated November 16, 2006, as a result of which Marquette has increased the interest rate under the facility to the default rate with retroactive effect from and after April 1, 2009.   (For additional information see "Marquette Business Credit Inc. Facility".)

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

As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of March 31, 2009 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,149,800, for a total amount outstanding of $3,065,200.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered Common Stock at a conversion rate of $1.50 per share. As of March 31, 2009, the outstanding principal and interest on the notes was convertible into approximately 2,043,500 shares of the Company's Common Stock. On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

The UBA Notes require the Company to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted the Company to capitalize all accrued interest; therefore, the Company has borrowed the maximum amount available under the facility. Upon maturity of any of the UBA Notes, unless UBA has given the Company prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Note may be converted, at the option of UBA, into shares of the Company's common stock. If UBA does not elect to so convert any UBA Notes upon maturity, it has the option to extend the terms of the UBA Notes for any period of time mutually agreed upon by UBA and the Company. During the extended term of the UBA Notes, UBA has the right to require the Company to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days.

The UBA Notes are subordinated to credit facilities extended to the Company by Grand Pacific Financing Corporation and Marquette Business Credit under subordination agreements executed by UBA. As per the terms of the subordination agreements, UBA is precluded from demanding repayment of the UBA Notes unless the Grand Pacific Financing Corporation and Marquette facilities are repaid in full. Therefore, the Company does not expect to make payments on any of the UBA Notes within the next year.

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

Marquette Business Credit Inc. Facility: In November, 2006, Marquette extended a total facility of $4,925,000 with a maturity date of June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan. The rate of interest on the term loan and capital expenditure loan is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 5.25% and on the revolving facility is one-month LIBOR rate published in the Wall Street Journal plus a margin of 4.25%. The facility is subject to certain financial covenants including prescribed minimum fixed charges coverage, maintaining prescribed minimum tangible net worth and minimum earning before interest, depreciation and taxes. The facility also has a prepayment penalty if settled prior to the maturity date. The facility is secured by substantially all of the Company's assets located in the United States excluding real property and fixtures located at the Company's property in Ukiah, California.

On May 8, 2009, the Company received written notice (the "Notice") from Marquette that an event of default had occurred and was continuing under that certain Loan and Security Agreement, dated as of November 16, 2006 by and among the Company and its subsidiary Releta Brewing Company, LLC (as borrowers) and Marquette (as lender) (the "Loan Agreement") relating to a revolving loan, a term loan and a capex loan provided by Marquette to the Company.

Specifically, the event of default was triggered by the failure of the Company to remain in compliance with a financial covenant in the Loan Agreement relating to the maintenance of a fixed charge coverage ratio of at least 1.05 to 1.0 for the period of twelve consecutive calendar months ending on March 31, 2009.

As of May 14, 2009, Marquette has elected to assess the default interest rates under the Loan Agreement; these rates are as follows: (i) for the revolving loan, LIBOR plus 7.125% per annum and (ii) for the capex loan, the term loan and any other obligations owed by the Company to Marquette, LIBOR plus 8.125% per annum.  The default interest rates will apply to the outstanding balances under the respective loans with retroactive effect from and after April 1, 2009.

Pursuant to the terms of the Loan Agreement, in case of an event of default, Marquette is also entitled in its sole and absolute discretion to (i) terminate its commitment to make loans to the Company under the Loan Agreement, (ii) to declare all outstanding amounts due under the Loan Agreement immediately due and payable and/or (iii) exercise any or all other rights and remedies available to it under the Loan Agreement or applicable law.  Marquette has indicated in the Notice that is does not intend to exercise such additional rights at this time, however, Marquette has not waived the right to pursue such remedies in the future.

Management is in discussions with Marquette to waive the requirement relating to the fixed charge coverage ratio, however, an agreement has not yet been reached. Notwithstanding the failure to maintain the fixed charge coverage ratio, the Company has to date made every scheduled payment of principal and interest under the Loan Agreement.

OTHER LOANS AND CREDIT FACILITIES.

Royal Bank Of Scotland Facility:  Royal Bank of Scotland ("RBS") provided UBSN with a £1,750,000 maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable on April 26, 2005.  This facility originally had a maturity of twelve months, but has been automatically extended and will continue in place unless terminated by either party upon six months' written notice.

Shepherd Neame Loan: Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for the Company's European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 to UBSN, repayable in annual installments of £60,000 per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year.

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on the Company's U.S. debts was 5.6% for the first quarter of 2009 and 8.3% for the corresponding period in 2008. For loans primarily associated with the Company's European territory, the weighted average rate paid was 5.0% for the first quarter of 2009 and 7.0% for the corresponding period in 2008.

KEG MANAGEMENT ARRANGEMENT: The Company entered into a five-year keg management agreement with MicroStar Keg Management LLC commencing on September 1, 2004. Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee. Distributors return the kegs to MicroStar instead of the Company. MicroStar then supplies the Company with additional kegs. If, in any given month, the agreement is not extended and terminates, the Company is required to purchase a certain number of kegs from MicroStar. In case of termination, the Company anticipates that it would finance the purchase of kegs through debt or lease financing, if available. However, there can be no assurance that the Company would be able to obtain adequate financing for the purchase of the kegs. Management believes that the failure to purchase the necessary kegs from MicroStar on termination of the agreement would likely  have a material adverse effect on the Company.

CURRENT RATIO: The Company's ratio of current assets to current liabilities on March 31, 2009 and 2008 was 0.8 to 1.0 and its ratio of total assets to total liabilities was 1.2 to 1.0 on both dates.

RESTRICTED NET ASSETS: The Company's wholly-owned subsidiary, UBI, has undistributed losses of approximately $628,400 as of March 31, 2009. Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately $1,430,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2009, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amount, whether for trading or for hedging purposes. The Company has interest-related market risk due to floating interest rate debt totaling $10,352,100 as of March 31, 2009.

Interest Rate Risk

As of March 31, 2009, the Company had total debt of $9,693,300 of which $9,350,100 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 1.75% or LIBOR plus 4.25% or LIBOR plus 5.25%).  The Company's long-term debt (including current portion) as of March 31, 2009 totaled $6,335,400, of which $343,200 had fixed rates of interest and the balance of $5,992,200 were subject to variable rates.  $3,357,900 of the Company's short term debt is subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $93,500 in interest expense on the Company's variable rate loans. (Such amounts exclude the effect of the default interest rate under the Marquette facility that went into effect from April 1, 2009.)

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the quarter ended March 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of March 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ( the three months ending March 31, 2009) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

None.

Item 6.	Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.

Exhibit Number		Description of Document
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33	(N)	Employment Agreement with Yashpal Singh.
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.

Exhibit Number		Description of Document
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.

Exhibit Number		Description of Document
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007.
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007.
10.91	(II)	Employment Agreement of Yashpal Singh (Management Contract)
10.92	(HH)	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(HH)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(II)	Directors' Compensation Plan, as amended, (Management Contract)
14.1	(V)	Code of Ethics

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.

(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	The Company's Annual Report on Form 10-K for the year ended December 31, 2006

(GG)	The Company's Annual Report on Form 10-K/A for the year ended December 31, 2007

(HH)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008

(II)	The Company's Annual Report on Form 10-K for the year ended December 31, 2008.

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)           Excluded Financial Statements.  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: May 15, 2009	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Dated: May 15, 2009	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary