Form 10-Q
period 2009-06-30
MENDOCINO BREWING CO INC
filed 2009-08-14
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2009

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
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).  (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  The number of shares of the issuer's common stock outstanding as of August 14, 2009  is 12,274,762.

PART I

Item 1.       Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)*
Assets
Current Assets
Cash	$116,600	$273,700
Accounts receivable, net of allowance for doubtful
accounts of $95,200 and $65,700, respectively	8,341,000	6,966,900
Inventories	1,693,300	1,865,200
Prepaid expenses	300,400	201,700
Total Current Assets	10,451,300	9,307,500

Property and Equipment	12,648,100	12,806,100

Other Assets
Deposits and other assets	278,700	326,100
Intangibles	47,600	47,600
Total Other Assets	326,300	373,700

Total Assets	$23,425,700	$22,487,300

Liabilities and Stockholders' Equity

Current Liabilities
Secured lines of credit	$4,134,500	$3,601,700
Accounts payable	6,502,500	6,152,900
Accrued liabilities	1,599,200	1,513,000
Current maturities of notes to related parties	98,700	87,700
Current maturities of obligations under long-term debt	319,400	316,400
Current maturities of obligations under capital leases	121,800	113,400
Total Current Liabilities	12,776,100	11,785,100

Long-Term Liabilities
Notes to related parties including accrued
interest of $1,172,500 and $1,127,400, respectively	3,285,300	3,306,000
Long term debt, less current maturities	3,664,100	3,820,000
Obligations under capital leases less current maturities	161,400	218,700
Total Long-Term Liabilities	7,110,800	7,344,700

Total Liabilities	19,886,900	19,129,800

Stockholders' Equity
Preferred stock, Series A, no par value, with aggregate liquidation preference of $227,600;10,000,000 shares authorized,
227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value: 30,000,000 shares authorized,
12,274,762 and 11,991,686 shares issued and outstanding, respectively	14,982,300	14,902,300
Accumulated comprehensive income	453,100	567,900
Accumulated deficit	(12,124,200)	(12,340,300)
Total Stockholders' Equity	3,538,800	3,357,500

Total Liabilities and Stockholders' Equity	$23,425,700	$22,487,300

See accompanying notes to these condensed financial statements.
* See Notes to the financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME
(Unaudited)

	THREE MONTHS ENDED June 30		SIX MONTHS ENDED June 30
	2009	2008	2009	2008
Sales	$9,783,500	$10,150,400	$17,076,000	$19,279,100
Excise taxes	272,900	277,500	428,300	503,500
Net sales	9,510,600	9,872,900	16,647,700	18,775,600
Cost of goods sold	6,945,900	7,144,800	12,319,700	13,554,200
Gross profit	2,564,700	2,728,100	4,328,000	5,221,400
Operating expenses
Marketing and distribution	1,073,000	1,362,200	2,057,200	2,514,900
General and administrative	841,100	977,200	1,802,800	1,937,300
Total operating expenses	1,914,100	2,339,400	3,860,000	4,452,200
Income from operations	650,600	388,700	468,000	769,200
Other income (expense)
Other income	5,700	9,200	12,300	21,500
Gain on sale of equipment	-	-	6,500	-
Interest expense	(147,100)	(206,400)	(269,900)	(434,900)
Total other expenses	(141,400)	(197,200)	(251,100)	(413,400)
Income before income taxes	509,200	191,500	216,900	355,800
Provision for income taxes	800	300	800	3,800
Net income	$508,400	$191,200	$216,100	$352,000
Other comprehensive (loss), net of tax Foreign Currency Translation Adjustment	(126,500)	(10,100)	(114,800)	36,300
Comprehensive income	$381,900	$181,100	$101,300	$388,300
Net income per common share – basic and diluted	$0.04	$0.02	$0.02	$0.03
Weighted average common shares outstanding - Basic	12,274,762	11,991,686	12,236,714	11,991,686
Diluted	14,333,366	13,981,398	14,295,318	13,981,398

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$216,100	$352,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	523,000	548,500
Allowance for doubtful accounts	23,900	(12,600)
Gain on sale of assets	(6,500)	-
Interest accrued on related party notes	45,100	68,300
Stock issued for services	61,000	-
Changes in:
Accounts receivable	(761,700)	(554,500)
Inventories	171,900	(338,900)
Prepaid expenses	(93,900)	(55,600)
Deposits and other assets	44,100	(30,700)
Accounts payable	(243,100)	(30,300)
Accrued liabilities	35,600	270,000
Net cash provided by operating activities:	15,500	216,200

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, and leasehold improvements	(153,600)	(489,200)
Proceeds from sale of fixed assets	9,300	-
Net cash used in investing activities:	(144,300)	(489,200)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on line of credit	287,800	413,800
Repayment on long-term debt	(242,500)	(243,900)
Payments on obligation under capital leases	(61,200)	(46,500)
Net cash provided by (used in) financing activities:	(15,900)	123,400
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(12,400)	39,600
NET CHANGE IN CASH	(157,100)	(110,000)
CASH, beginning of period	273,700	339,700
CASH, end of period	$ _116,600	$ _229,700
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$224,800	$366,600
Income taxes	$800	$3,800
Non-cash investing and financing activity
Lease Financed equipment	$-	$92,300

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

1.           Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., (the "Company" or "MBC"), has operating subsidiaries, Releta Brewing Company, ("Releta"), and United Breweries International, Limited (UK), ("UBIUK").  In the United States, MBC and its subsidiary, Releta, operate two breweries that produce beer for the specialty "craft" segment of the beer market.  The breweries are located in Ukiah, California and Saratoga Springs, New York.  The Company also owns and operates a brewpub and gift store located in Hopland, California.  The majority of sales of MBC are in California.  The Company brews several brands, of which Red Tail Ale is the flagship brand.  In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Premium Lager Beer in the United States.

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

Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period.

The Consolidated financial information as of December 31, 2008 included herein has been derived from the Company's audited consolidated financial statements as of, and for the fiscal year ended December 31, 2008.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company's significant accounting policies during the six months ended June 30, 2009 compared to what was previously disclosed in the Company's Annual Report on 10-K for the year ended December 31, 2008.

Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of determining cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Other investments with maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

Fair Value of Financial Instruments.

Financial instruments include cash and cash equivalents, accounts receivable and payable, other current liabilities and long-term debt.  The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable and payable and other current liabilities approximate fair value due to the short-term nature of these items.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt.  Deferred financing costs were $311,300, and the related accumulated amortization at June 30, 2009 was $180,600.  Amortization of deferred financing costs charged to operations was $16,300 for the quarters ended June 30, 2009 and 2008 and $32,700 for the six months ended June 30, 2009 and 2008.  The Company will continue to amortize these fees until 2011.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom.  Substantially all of the Company's cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages.  The Company has approximately $76,300 in cash deposits and $6,007,000 of accounts receivable due from customers located in the United Kingdom as of June 30, 2009.

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

Basic and Diluted Earnings (Loss) per Share

In accordance with SFAS No. 128, "Earnings Per Share," the basic net income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period.  The computation of the dilutive effect of the Company's convertible notes for the three and six months period ended June 30, 2009 and 2008 is shown in the table below.

	Three months ended		Six months ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008
Net income (loss)	$508,400	191,200	$216,100	352,000
Weighted average common shares outstanding	12,274,762	11,991,686	12,236,714	11,991,686
Basic net income (loss) per share	$0.04	0.02	$0.02	0.03
Interest expense on convertible notes	$22,700	31,500	$45,100	68,300
Income for purpose of computing diluted net income per share	$531,100	222,700	$261,200	420,300
Incremental shares from assumed exercise of dilutive securities	2,058,604	1,989,712	2,058,604	1,989,712
Dilutive potential common shares	14,333,366	13,981,398	14,295,318	13,981,398
Diluted net earnings per share	$0.04	0.02	$0.02	0.03

Foreign Currency Translation

The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at June 30, 2009 and December 31, 2008, and the statements of operations were translated at the average exchange rates for each of the six months ended June 30, 2009 and 2008.  Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity.  Cash at UBIUK was translated at exchange rates in effect at June 30, 2009 and December 31, 2008, and its cash flows were translated at the average exchange rates for each of the six months ended June 30, 2009 and 2008.  Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

The components of other comprehensive income for the three months and six months ended June 30, 2009 and 2008 are reflected as a separate item in the statement of operations.

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

In December 2007, the FASB issued SFAS 141(R), "Business Combinations", and SFAS 160, "Non-controlling Interests in Consolidated Financial Statements", which affect the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements.  These statements become effective for fiscal years beginning after December 15, 2008, and will principally affect the Company's accounting relating to future acquisitions.  The Company's adoption of these statements in the first quarter of 2009 did not have any effect on its financial statements.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4).  FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly.  FSP 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect it to have a material impact on the Company's consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165") to establish general standards of accounting and disclosure for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires disclosure of the date through which the Company has evaluated subsequent events and the basis for that date (specifically, whether that date represents the date the financial statements were issued or were available to be issued).  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, the FASB Accounting Standards Codification ("Codification") and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168") which is a replacement of FASB Statement No. 162, the Hierarchy of Generally Accepted Accounting Principles.  Under the provisions of SFAS 168, the Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  The rules and interpretative releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  The provisions of SFAS 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Management is currently reviewing the provisions of SFAS 168 to determine the impact on the Company's disclosures in the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA")), and the SEC did not or are not believed by management to have a material impact on the Company's current financial statements.

2.           Liquidity and Management Plans

At June 30, 2009, the Company had cash and cash equivalents of $116,600, a working capital deficit of $2,324,800 and an accumulated deficit of $12,124,200.  Additionally, the Company has a history of past losses as infrastructure costs were incurred in advance of obtaining customers and revenues and revenue generation has not been sufficient to make-up such deficit.

Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through June 30, 2010, including reductions in discretionary expenditures.  In addition, the Company's majority shareholder has issued a letter of support to provide financial assistance, if necessary.  The Company may also consider seeking additional capital infusions to support operations.  Management believes that these actions, combined with increased sales, will enable the Company to meet its working capital needs through June 30, 2010.  During the six months ended June 30, 2009, the Company generated income from operations and cash flows from operating activities.

3.           Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	30-Jun-09	31-Dec-08
Raw Materials	$671,600	$667,700
Beer-in-process	309,300	324,000
Finished Goods	685,600	848,400
Merchandise	26,800	25,100
TOTAL	$1,693,300	$1,865,200

4.           Line of Credit and Note Payable

In November 2006, Marquette Business Credit, Inc. ("Marquette") provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory until June 2011.  The borrowings are collateralized, with recourse, by up to (i) 85% of the permitted accounts receivables of each of MBC and Releta and (ii) 60% of MBC's and Relata's eligible inventory located in the United States.  This facility has an interest rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding real property, of Releta and MBC.  The amount outstanding on this line of credit as of June 30, 2009 was approximately $1,910,200.

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

Marquette currently is continuing to assess the default interest rates under the Loan Agreement; these rates are as follows: (i) for the revolving loan, LIBOR plus 7.125% per annum and (ii) for the capex loan, the term loan and any other obligations owed by the Company to Marquette, LIBOR plus 8.125% per annum.  The default interest rates will apply to the outstanding balances under the respective loans with retroactive effect from and after April 1, 2009.

Pursuant to the terms of the Loan Agreement, in case of an event of default, Marquette is also entitled, in its sole and absolute discretion, to (i) terminate its commitment to make loans to the Company under the Loan Agreement, (ii) declare all outstanding amounts due under the Loan Agreement immediately due and payable and/or (iii) exercise any or all other rights and remedies available to it under the Loan Agreement or applicable law.  As of the date of this filing, Marquette has not yet exercised such additional rights, however, Marquette has not waived the right to pursue such remedies in the future.

Notwithstanding the failure to maintain the fixed charge coverage ratio, the Company has to date made every scheduled payment of principal and interest under the Loan Agreement.

The Company retains the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse.  Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities).  Included in the Company's Balance Sheets as Accounts Receivable at June 30, 2009, are account balances totaling $2,361,200 of uncollected accounts receivables collateralized to Marquette under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited with a maximum amount of up to £1,750,000.  The facility is based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers.  The initial term of the facility was for a one year period and currently may be terminated by either party by providing the non-terminating party with six months notice.  This facility accrues interest at the RBS base rate plus 1.38%.  In addition, this facility includes a service charge equal to 0.10% of each discounted invoice .  As of June 30, 2009, the amount outstanding on this facility was approximately $2,224,300.

5.           Long-Term Debt

Maturities of long-term debt for future years are as follows:

	June 30, 2009	December 31, 2008
Notes to a financial institution, payable in monthly installments of $20,500, plus interest at one month LIBOR plus 5.25% with a balloon payment of $622,400 in June 2011; secured by substantially all assets of Releta Brewing Company and Mendocino Brewing Company, excluding real property at Ukiah.	$1,114,300	$1,237,300

Note to a financial institution, payable in monthly installments of $27,300 including interest at prime rate plus 1.75% with a balloon payment of approximately $2,732,900 in June 2011.	2,869,200	2,899,100
	3,983,500	4,136,400

Less current maturities	319,400	316,400
	$3,664,100	$3,820,000

6.           Notes to Related Party

Subordinated Convertible Notes Payable

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America ("UBA") in the total amount of $3,087,900, including interest at the prime rate plus 1.5%, but not to exceed 10% per year.  The UBA notes are convertible into common stock at a conversion price of $1.50 per share.  The UBA notes have been extended until June 30, 2010.  UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette, both maturing in June 2011.  Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the above-mentioned facilities are repaid.  Accordingly, the entire amount due under the UBA notes is classified as a long term liability.  The UBA notes include $1,172,500 and $1,127,400 of accrued interest at June 30, 2009 and December 31, 2008, respectively.

5% Notes Payable

Notes payable also include an unsecured loan from Shepherd Neame Limited to UBSN  payable in annual installments of $85,800 with a 5% interest rate per year maturing in June 2013.  The amounts outstanding under this loan as of June 30, 2009 and December 31, 2008 were $296,100 (£180,000) and $350,900 (£240,000), respectively, including current maturities of $98,700 (£60,000) and $87,700 (£60,000) on those dates.

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

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements.  The leases expire at various dates through 2009 and provide for renewal options ranging from month-to-month to five year terms.  In the normal course of business, it is expected that these leases will be renewed or replaced by leases of other properties.  The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases.  Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

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

Operating Lease Commitment
Six months ending December 31, 2009	$129,700
Years ending December 31:
2010	210,400
2011	187,200
2012	152,100
2013	18,500
Due after 5 years	27,800

Total lease commitment	$725,700

Keg Management Agreement

In September 2004, the Company renewed the keg management agreement with MicroStar Keg Management LLC.  Under this arrangement, MicroStar provides all kegs for the Company in exchange for a service fee ranging between $5 and $20, depending on the territory.  The agreement is effective for five years ending in September 2009.  The Company is currently discussing renewal of the agreement with MicroStar.  If the agreement is terminated, the Company is required to purchase three times the average monthly keg usage for the preceding six-month period from MicroStar at purchase prices ranging from $54 to $84 per keg, depending on the territory.

8.           Related-Party Transactions

MBC and its subsidiaries have entered into and amended several agreements with affiliated and related entities.  Among these are a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited.  UBSN is a party to a brewing agreement and a loan agreement with Shepherd Neame Limited ("Shepherd Neame").  Additional information about these transactions may be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The following table reflects the value of Related Party transactions for the six months ended June 30, 2009 and 2008 and the balances outstanding as of June 30, 2009 and 2008.

	2009	2008
Sales to Shepherd Neame	$2,548,200	$2,070,900
Purchases from Shepherd Neame	$6,764,800	$8,933,100
Expense reimbursement to Shepherd Neame	$559,700	$590,500
Interest expense associated with UBA convertible notes	$45,100	$69,300
Accounts payable to Shepherd Neame	$5,103,800	$5,452,900
Accounts receivable from Shepherd Neame	$1,961,100	$878,900

9.           Stockholders' Equity

The following table summarizes equity transactions during the six months ended June 30, 2009.

	Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity

Balance: December 31, 2008	227,600	$227,600	11,991,686	$14,902,300	$567,900	$(12,340,300)	$3,357,500

Stock issued for compensation			283,076	80,000			80,000

Net income	-	-	-	-	-	216,100	216,100

Currency Translation Adjustment	-	-	-	-	(114,800)	-	(114,800)

Balance: June 30, 2009	227,600	$227,600	12,274,762	$14,982,300	$453,100	$(12,124,200)	$3,538,800

The following table summarizes equity transactions during the six months ended June 30, 2008.

	Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Total Equity

Balance, December 31, 2007	227,600	$227,600	11,991,686	$14,902,300	$157,300	$(12,045,800)	$3,241,400

Net Income	-	-	-	-	-	352,000	352,000

Currency Translation Adjustment	-	-	-	-	36,300	-	36,300

Balance: June 30, 2008	227,600	$227,600	11,991,686	$14,902,300	$193,600	$(11,693,800)	$3,629,700

Preferred Stock

Ten million shares of preferred stock have been authorized, of which 227,600 are designated as Series A Preferred Stock.  Series A shareholders are entitled to receive cash dividends and/or liquidation proceeds equal, in the aggregate, to $1.00 per share before any cash dividends are paid to the common stock or any other series of preferred stock.  When the entire Series A dividend/liquidation proceeds has been paid, the Series A shares will be automatically canceled and will cease to be outstanding.  Only a complete corporate dissolution will cause a Series A Preferred Stock liquidation preference to be paid.

10.           Equity Issuances

No stock options were outstanding either as of June 30, 2009 or June 30, 2008.

Valuation and Expense Information under SFAS 123(R)

There was no stock based compensation related to employee stock options for the six months ended June 30, 2009 and 2008.  During the six months ended June 30, 2009 and 2008, the Company did not issue any stock options.

Issuance of Common Stock to Directors

On January 26, 2009, the Company issued an aggregate of 283,076 shares of common stock (estimated fair value of $80,000) to the outside members of the Board of Directors for previously accrued compensation for (i) attendance at Board and Committee meetings during 2007 and (ii) service to a special committee of the Board of Directors during 2008.

11.           Segment Information

The Company's business presently consists of two segments.  The first segment is brewing for wholesale to distributors and other retailers including beer for sale along with merchandise at the Company's brewpub and retail merchandise store located at the Hopland brewery and at the Saratoga Springs brewery.  The second segment consists of the distribution of alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe.  A summary of each segment is as follows:

Six months ended June 30, 2009
	Domestic Operations	European Territory	Corporate & Others	Total
Net Sales	$7,426,200	$9,221,500	$-	$16,647,700
Operating Income	$252,300	$215,700	$-	$468,000
Identifiable Assets	$12,730,900	$7,738,600	$2,956,200	$23,425,700
Depreciation & Amortization	$298,100	$224,900	$-	$523,000
Capital Expenditures	$25,300	$128,300	$-	$153,600

Six months ended June 30, 2008
	Domestic Operations	European Territory	Corporate & Others	Total
Net Sales	$7,826,900	$10,948,700	$-	$18,775,600
Operating Income	$641,900	$127,300	$-	$769,200
Identifiable Assets	$13,054,300	$8,060,600	$3,196,800	$24,311,700
Depreciation & Amortization	$266,200	$282,300	$-	$548,500
Capital Expenditures	$259,500	$322,000	$-	$581,500

12.           Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBIUK, has undistributed losses of approximately $484,700 (£284,300) as of June 30, 2009.  Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately $1,500,000 (£1,000,000).  Condensed financial information of the parent company, Mendocino Brewing Company, Inc. together with its other subsidiary, Releta Brewing Company is as follows:

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Cash	$40,300	$105,400
Accounts receivable	2,334,000	1,797,100
Inventories	1,693,300	1,865,200
Other current assets	255,600	167,600
Total current assets	4,323,200	3,935,300

Investment in UBIUK	1,225,000	1,225,000
Property and equipment	11,037,600	11,279,500
Other assets	326,300	373,700
Total assets	$16,912,100	$16,813,500

Liabilities and Stockholders' Equity
Line of credit	$1,910,200	$1,762,000
Accounts payable	1,204,900	1,324,100
Accrued liabilities	1,009,900	802,100
Current maturities of debt and leases	380,100	374,500
Total current liabilities	4,505,100	4,262,700

Intercompany payable to UBIUK	403,800	533,900
Long-term debt and capital leases	3,781,700	3,970,700
Notes payable to related party	3,087,900	3,042,800
Total long-term liabilities	7,273,400	7,547,400
Total liabilities	$11,778,500	$11,810,100

Stockholders' equity
Preferred stock	227,600	227,600
Common stock	14,982,300	14,902,300
Accumulated deficit	(10,076,300)	(10,126,500)
Total stockholders' equity	5,133,600	5,003,400
Total liabilities and stockholders' equity	$16,912,100	$16,813,500

12.           Unrestricted Net Assets (continued)

Statements of Operations	Quarter ended June 30		Six months ended June 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$4,254,400	$4,308,800	$7,426,200	$7,826,900
Cost of goods sold	3,159,800	3,098,600	5,611,800	5,754,600
Sales, marketing, and retail expenses	315,200	287,600	619,800	593,900
General and administrative expenses	411,000	470,600	999,200	892,100
Income from operations	368,400	452,000	195,400	586,300

Other (income)	(37,000)	(37,800)	(82,300)	(78,300)
Interest expense	124,900	136,800	226,700	296,600
Provision for taxes	800	300	800	3,800
Net income	$279,700	$352,700	$50,200	$364,200

Statements of Cash Flows	Six months ended June 30
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities	$116,200	$(7,800)
Purchase of property and equipment	(25,300)	(209,400)
Proceeds from sale of fixed assets	9,300	-
Net borrowing on line of credit	148,200	484,100
Repayment on long term debt	(152,900)	(125,400)
Payment on obligation under capital lease	(30,500)	(11,100)
Net change in payables to UBIUK	(130,100)	(80,600)
Increase in cash	(65,100)	49,800

Cash, beginning of period	105,400	32,000
Cash, end of period	$40,300	$81,800

13.           Income Taxes

In the three and six months ending June 30, 2009 and 2008, the Company only recorded tax expense related to state franchise taxes.  The Company did not report any income tax expense due to the availability of deferred tax assets available to offset any taxable income in the United States and United Kingdom.  The Company has established a full valuation allowance against its deferred tax assets based on its assessment that it does not yet meet the criteria that the deferred tax asset will more likely than not be realized.  During the three and six months ended June 30, 2009 and 2008, the Company's effective tax rates were deminimus.  The difference between the Company's effective tax rates and the 35% United States federal statutory rate and the United Kingdom's statutory rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance.

The Company's major tax jurisdictions as of the adoption of FIN 48 are (i) United States (federal), (ii) California (state), (iii) New York (state) and (iv) United Kingdom.  Tax returns remain open to examination by the applicable governmental authorities for tax years 2004 through 2008.  The federal and state taxing authorities may choose to audit tax returns for prior years due to significant tax attribute carryforwards for those prior years.  However, such audits will be limited to adjustments to such carryforward tax attributes.  The Company is not currently being audited in any major tax jurisdiction.

14.	Subsequent Events

The Company has evaluated and disclosed subsequent events through August 14, 2009 (the date of this filing on Form 10-Q) and is not aware of any other subsequent event that would have a material impact on the accompanying unaudited Condensed Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results for the three months and six months ended June 30, 2009, compared to the three months and six months ended June 30, 2008, financial condition and liquidity/cash flows of the Company for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Critical Accounting Policies

There have been no significant changes in the Company's accounting policies during the six months ended June 30, 2009 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The process of preparing financial statements, in accordance with generally accepted accounting principles in the United States requires our management to make estimates and judgments regarding certain items and transactions.  These judgments are based on historical experience, current economic and industry trends, information provided by outside sources, and management estimates.  It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments.  We consider the following to be the most significant critical accounting policies which involve the judgment of our management.

Revenue Recognition

We recognize revenue from sales upon the transfer of title for the goods.  We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.

The Company has adopted EITF – 01-09 "Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor's Products)".  This EITF requires that certain cash consideration paid to customers for services or placement fees are to be reported as a reduction in revenue rather than as an expense.  The Company has reclassified these items on the income statement as a reduction in revenue and as a corresponding reduction in marketing and distribution expenses.  This reclassification has no impact on net income.

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

Income Taxes

We conduct operations through separate legal entities which are located in different tax jurisdictions; as a result, income tax amounts are reflected in these consolidated financial statements for each of such tax jurisdictions.

Net operating losses and credit carryforwards are recorded if such benefits are expected to be realized.  Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances.

Segment Information

Prior to 2001, our business operations were exclusively located in the United States, and were divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue).  With our acquisition of United Breweries International (UK), Ltd. ("UBIUK") in August 2001, however, we gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "European Territory").  This segment accounted for 53% and 57% of our gross sales during the first six months of the years 2009 and 2008 respectively, with the our United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 47% and 43% during the first six months of the year 2009 and 2008, respectively.  With expanded wholesale distribution of beer and the closure of the restaurant at the Hopland facility, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in our wholesale sales.

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

Summary of Financial Results

We ended the first six months of 2009 with a net profit of $216,100, as compared to $352,000 for the same period in 2008.  As set forth more fully under "Results of Operations," below, during the first six months of 2009 we experienced a decrease in net sales of $2,127,900 as compared to the same period in 2008.  During the first six months of 2009, costs of goods sold decreased by $1,234,500, marketing and distribution costs decreased by $457,700, general and administrative costs decreased by $134,500, and interest expenses decreased by $165,000, all of which contributed to our results for the period.

Results of Operations

Three Months Ended June 30, 2009 Compared To
Three Months Ended June 30, 2008

Net Sales

Overall net sales for the second quarter of 2009 were $9,510,600, a decrease of $362,300, or 3.7%, compared to $9,872,900 for the second quarter of 2008.  The decrease was mainly due to exchange rate fluctuations.

Domestic Operations:  Net sales for the second quarter of 2009 were $4,254,400 compared to $4,308,800 for the same period in 2008, a decrease of $54,400, or 1.3%, mainly due to lower sales volume of our brands.  The sales volume increased to 21,700 barrels in the second quarter of 2009 from 20,800 barrels in the second quarter of 2008; a net increase of 900 barrels, or 4.3%.  Of the numerical barrel increase, sales of our brands decreased by 1,000 barrels, Kingfisher sales increased by 400 barrels and sales of contract brands increased by 1,500 barrels.

European Territory:  Net sales for the second quarter of 2009 were $5,256,200 (GBP 3,415,100) compared to  $5,564,100 (GBP 2,822,800) during the corresponding period of 2008,  a decrease of $307,900, or 5.5% mainly due to exchange rate fluctuations.  During the second quarter of 2009, UBSN sold 17,500 barrels, compared to 16,700 barrels during the second quarter of 2008.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the second quarter of 2009 was 73%, as compared to 72.4% during the corresponding period of 2008.

Domestic Operations:  Cost of goods sold as a percentage of net sales in the United States during the second quarter of 2009 was 74.3%, as compared to 71.9% during the corresponding period of 2008 mainly due to increases in the price of grain and hops.

European Territory: Cost of goods sold as a percentage of net sales in the United Kingdom during the second quarter of 2009 was 72.6%, as compared to 73.2% during the corresponding period in 2008.

Gross Profit

As a result of the higher domestic cost of goods sold described above, gross profit for the second quarter of 2009 decreased to $2,564,700, from $2,728,100 during the corresponding period of 2008, representing a decrease of $163,400 or 6%.  As a percentage of net sales, gross profit during the second quarter of 2009 decreased to 27% from 27.6% for the second quarter of 2008.

Operating Expenses

Operating expenses for the second quarter of the year 2009 were $1,914,100, a decrease of $425,300, or 18.2%, as compared to $2,339,400 for the corresponding period of the year 2008.  Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses:  Our marketing and distribution expenses for the second quarter of 2008 were $1,073,000, as compared to $1,362,200 for the second quarter of 2008, representing a decrease of $289,200 or 21.2%.

Domestic Operations:  Expenses for the second quarter of 2009 were $315,200 compared to $287,600 during the corresponding period of 2008, representing an increase of $27,600 or 9.6%.  As a percentage of net sales in the United States, the expenses increased to 7.4% during the second quarter of 2009, compared to 6.7% during the corresponding period of 2008.  The increase was mainly due to increases cost of sales promotional materials.

European Territory:  Expenses for the second quarter of 2009 were $757,800 compared to $1,074,600 during the corresponding period of 2008, (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation) representing a decrease of $316,800 or 29.5% mainly due to exchange rate fluctuations, reductions in promotional expenses and temporary reductions in headcount costs due to unfilled staff positions.  As a percentage of net sales in the United Kingdom, the expenses decreased to 14.4% during the second quarter of 2009 compared to 19.3% during the corresponding period of 2008.

General And Administrative Expenses: Our general and administrative expenses were $841,100 for the second quarter of the year 2009, representing a decrease of $136,100 or 13.9%, from $977,200  for the corresponding period in 2008.

Domestic Operations:  Domestic general and administrative expenses were $411,000 for the second quarter of the year 2009, representing a decrease of $59,600, or 12.7%, from $470,600 for the second quarter of the year 2008.  The decrease was primarily due to timing differences which are expected to even out during the remaining part of the year.

European Territory:  General and administrative expenses related to the European Territory were $429,400 for the second quarter of the year 2009, representing a decrease of $77,200 or 15.2%, when compared to $506,600 for the second quarter of the year 2008.  The decrease was mainly due to currency rate fluctuations.

Other Expenses

Other expenses for the second quarter of 2009 totaled $141,400, representing a decrease of $55,800, or 28.3%, when compared to the second quarter of 2008 due to reduced interest expenses.

Income Taxes

We have a provision for income taxes of $800 for the second quarter of 2009, compared to $300 for the second quarter of 2008.  The provision for taxes relates to the estimated amount of taxes that will be imposed by taxing authorities in the United States.

Net Profit / Loss

Our net income for the second quarter of 2009 was $508,400, as compared to $191,200 for the second quarter of 2008.  After providing for a negative foreign currency translation adjustment of $126,500 during the second quarter of 2009 (as compared to a negative currency translation adjustment of $10,100 for the same period in 2008), our comprehensive income for the second quarter of 2009 was $381,900, compared to $181,100 for the same period in 2008.

Six Months Ended June 30, 2009 Compared To
Six Months Ended June 30, 2008

Net Sales

Overall net sales for the first six months of the year 2009 were $16,647,700, a decrease of $2,127,900, or 11.3%, compared to $18,775,600 for the same period in 2008.

Domestic Operations:  Domestic net sales for the first six months of the year 2009 were $7,426,200 compared to $7,826,900 for the same period in 2008, a decrease of $400,700 or 5.1% due to lower sales volume.  The sales volume decreased to 37,400 barrels during the first six months of the year 2009 from 39,300 barrels in the first six months of the year 2008, representing a decrease of 1,900 barrels or 4.8%.  Of the volume decrease, sales of our brands decreased by 2,900 barrels, sales of the Kingfisher brands increased by 100 barrels, and sales of contract brands increased by 900 barrels.

European Territory:  Net sales for the first six months of the year 2009 were $9,221,500 (GBP 6,178,200) compared to $10,948,700 (GBP 5,543,900) during the corresponding period of 2008.  UBSN sold 32,300 barrels during the first six months of both 2009 and 2008.  During the first six months of the year 2009, UBSN increased product prices and reduced sales discounts thereby improving margins.  UBSN was able to make these adjustments due to decreased competition in its markets.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first six months of the year 2009 was 74%, as compared to 72.2% during the corresponding period of 2008.

Domestic Operations:  Cost of goods sold as a percentage of net sales in the United States during the first six months of the year 2009 was 75.6%, as compared to 73.5%, during the corresponding period of 2008 mainly due to increases in raw material costs.

European Territory:  Cost of goods sold as a percentage of net sales in the United Kingdom during the first six months of the year 2009 was 73.4%, as compared to 71.7% during the corresponding period in 2008 due to cost increases of finished goods purchased from Shepherd Neame which the Company resells.

Gross Profit

As a result of the higher cost of goods sold described above, gross profit for the first six months of the year 2009 decreased to $4,328,000, from $5,221,400 during the corresponding period of 2008.  As a percentage of net sales, the gross profit during the first six months of 2009 decreased to 26% from 27.8% during the corresponding period in 2008.

Operating Expenses

Operating expenses for the first six months of the year 2009 were $3,860,000, a decrease of $592,200, or 13.3%, as compared to $4,452,200 for the corresponding period of the year 2008.  Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses:  Our marketing and distribution expenses for the first six months of the year 2009 were $2,057,200, as compared to $2,514,900 for the same period in 2008, representing a decrease of $457,700 or 18.2%.

Domestic Operations:  Expenses for the first six months of the year 2009 were $619,800 compared to $593,900 during the corresponding period of 2008, representing an increase of $25,900 or 4.4%.  As a percentage of net sales in the United States, these expenses increased to 8.4% during the first six months of the year 2009, compared to 7.6% during the corresponding period of 2008.  The increase was mainly due to increases in promotional materials.

European Territory:  Expenses for the first six months of the year 2009 were $1,437,400 compared to $1,921,000 during the corresponding period of 2008, representing a decrease of $483,600 or 25.2%.  As a percentage of net sales in the United Kingdom, expenses decreased to 15.6% during the first six months of the year 2009 compared to 17.5% during the corresponding period of 2008 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations).

General And Administrative Expenses:  Our general and administrative expenses were $1,802,800 for the first six months of the year 2009, representing a decrease of $134,500 or 6.9%, over $1,937,300 for the corresponding period in 2008.

Domestic Operations:  Domestic general and administrative expenses were $999,200 for the first six months of the year 2009, representing an increase of $107,100, or 12%, from $892,100 for the same period in 2008.  The increase was primarily due to increases in executive remuneration.

European Territory:  General and administrative expenses related to the European Territory were $809,200 for the first six months of the year 2009, representing a decrease of $236,000 or 22.6%, as compared to $1,045,200 for the same period in 2008 (in each case as calculated in U.S. dollars, after taking into account the effect of exchange rate fluctuations).  These decreases were mainly due to exchange rate fluctuations and reductions in legal fees.

Other Expenses

Other expenses for the first six months of the year 2009 totaled $251,100 representing a decrease of $162,300 or 39.3% when compared to the same period in 2008 due to reductions in interest expenses.

Income Taxes

We have a provision for income taxes of $800 for the first six months of the year 2009 compared to a provision of $3,800 for the corresponding period in 2008.  The provision for taxes is related to the estimated amount of taxes that will be imposed on the Company by tax authorities in the United States.

Net Income

Our net income for the first six months of the year 2009 was $216,100, as compared to $352,000 for the first six months of the year 2008.  After providing for a negative foreign currency translation adjustment of $114,800 during the first six months of 2009 (as compared to a positive adjustment of $36,300 for the same period in 2008), comprehensive income for the first six months of the year 2009 was $101,300, compared to $388,300 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Excess capacity at the Ukiah and Saratoga Springs production facilities has continued to place demands on our working capital.  Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital.

The Company is a party to several loans, lines of credit, other credit facilities and lease agreements (collectively, "Indebtedness").  Certain of the Company's agreements governing the Indebtedness contain cross-default provisions which may result in an event of default under one agreement resulting in an event of default under a separate agreement.  In addition, certain of the agreements governing the Indebtedness contain provisions whereby a material adverse change in the Company's financial condition may result in an event of default under such agreements.  In case of an event of default, the agreements provide the lenders with several rights and remedies, including but not limited to, acceleration and termination of the facility, application of default interest rates, and rights available to secured parties with respect to the collateral (including the power to liquidate the collateral).  Substantially all of the Company's assets, including the real property in Ukiah, are pledged as collateral pursuant to the terms of the Company's agreements governing the Indebtedness.  (The Company's agreements relating to the Indebtedness are described in more detail below under "Description of Our Indebtedness", "Long-Term Debt" and "Other Loans and Credit Facilities".)

On May 8, 2009, the Company received written notice (the "Notice") from Marquette Business Credit, Inc. ("Marquette") that as of March 31, 2009 an event of default had occurred and was continuing under the Loan Agreement by and among the Company and Releta Brewing  (as Borrowers) and Marquette (as Lender) dated November 16, 2006 which covers the Company's revolving line of credit, term loan and capex loan with Marquette.  As of the date of this filing, Marquette has elected to apply the default interest rates provided for under the Loan Agreement which will impact the applicable interest rates on the revolving line of credit, term loan and capex loan with retroactive effect from and after April 1, 2009.  Although Marquette indicated in the Notice that it would not be asserting its additional rights and remedies at that time, it reserved the right to do so at any time in the future.  (For additional information relating to the event of default under the Marquette  Loan Agreement see "Long Term Debt-Marquette Business Credit, Inc. Facility" below.)

As of August 14, 2009, the Company has not received notice from any of its other lenders of the occurrence of an event of default under the agreements governing its remaining Indebtedness, and to the knowledge of the Company's Management no additional events of default currently exist under any other agreements relating to the Company's Indebtedness.

The Company is currently making timely payments of principal and interest relating to the Indebtedness as such payments fall due and anticipates that it will continue to make such timely payments in the immediate future.  However, if the Company fails to maintain any of the financial covenants under the various agreements governing the Indebtedness, fails to make timely payments of amounts due under the Indebtedness, or commits any other breach resulting in an event of default under the agreements governing the Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on the Company's financial condition.  In case of the acceleration and termination of the Company's existing Indebtedness, the Company would need to obtain replacement funding, the inability to obtain replacement funding may have a material adverse effect on the Company's financial condition and ability to continue operations.  In addition, actions taken by secured parties against the Company's assets which have been pledged as collateral could have a material adverse effect on the Company's financial conditions and operations.

The Company's management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through June 30, 2010, including reductions in discretionary expenditures.  In addition, the Company's majority shareholder has issued a letter of support to provide financial assistance when required.  The Company may also seek capital infusions to support operations.  Management believes that these actions will enable the Company to meet its working capital needs through June 30, 2010.

The Company had $116,600 and $273,700 in cash and cash equivalents and $8,341,000 and $6,966,900 in accounts receivable at June 30, 2009 and December 31, 2008, respectively.  On June 30, 2009 and December 31, 2008, the Company had a working capital deficit of approximately $2.3 million and $2.5 million, respectively.

Net cash provided by operating activities for the six months ended June 30, 2009 was $15,500, compared to $216,200 for the six months ended June 30, 2008.  The Company generally does not require significant cash on hand to meet its operating needs.

Net cash used in investing activities totaled approximately $144,300 for the six months ended June 30, 2009 compared to net cash used in investing activities of $489,200 for the corresponding period of 2008.  Net cash used for investing activities consists of purchases of capital assets.

Net cash used in financing activities totaled approximately $15,900 during the six months ended June 30, 2009, compared to $123,400 of net cash provided by financing activities during the corresponding period of 2008.  For the six months ended June 30, 2009, net cash used in financing activities principally consisted of debt payments and lease installments, partly offset by borrowing against lines of credit.

DESCRIPTION OF OUR INDEBTEDNESS

Marquette Business Credit Line Of Credit

In November 2006, Marquette Business Credit, Inc. ("Marquette") provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory until June 2011.  The borrowings are collateralized, with recourse, by up to (i) 85% of permitted accounts receivable of MBC and Releta and (ii) 60% of MBC's and Relata's eligible inventory located in the United States.  This facility has an interest rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding the real property, of Releta and MBC.  On May 8, 2009, we received notification from Marquette Business Credit, Inc. of an event of default under the Loan Agreement dated November 16, 2006, as a result of which Marquette has increased the interest rate under the facility to the default rate with retroactive effect from and after April 1, 2009.  (For additional information see "Marquette Business Credit Inc. Facility" below.)

Master Line Of Credit. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of the Company's major shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement").  The terms of the Credit Agreement provide the Company with a line of credit with a principal amount of up to $1,600,000.  The Company and UBA have executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement").  The Extension Agreement confirms the Company's and UBA's extension of the terms of the UBA Notes for a period ending on June 30, 2010.

As of the date of this filing, UBA has made thirteen (13) separate advances to the Company under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by the Company to UBA (the "UBA Notes").  The aggregate outstanding principal amount of the UBA Notes as of June 30, 2009 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,172,500, for a total of $3,087,900.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of the Company's unregistered common stock at a conversion rate of $1.50 per share.  As of June 30, 2009, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,058,600 shares of the Company's Common Stock.  On December 28, 2001, the Company and UBA entered into a Confirmation of Waiver which confirms that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

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

The UBA Notes are subordinated to credit facilities extended to the Company by Grand Pacific Financing Corporation ("Grand Pacific") and Marquette under subordination agreements executed by UBA.  As per the terms of the subordination agreements, UBA is precluded from demanding repayment of the UBA Notes unless the Grand Pacific Financing Corporation and Marquette facilities are settled in full.  Hence, the Company does not expect to make payments on any of the UBA Notes within the next year.

Grand Pacific Financing Corporation Loan: On July 3, 2006, MBC obtained a $3.0 million loan from Grand Pacific Financing Corporation ("Grand Pacific"), secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements.  The loan is payable in partially amortizing monthly installments of $27,261  including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing June 28, 2011 with a balloon payment.  The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan.  MBC used the proceeds of the loan to repay in full all the then outstanding loans owed to Savings Bank of Mendocino County.  On a monthly basis, Grand Pacific also collects approximately $10,554 towards property taxes payable on the Ukiah property and directly pays such taxes to the taxing authority when they become due.

Marquette Business Credit Inc. Facility: On November 21, 2006, Marquette extended a total facility of $4,925,000 with a maturity date of June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan.  The rate of interest on the term loan and capital expenditure loan is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 5.25% and the rate of interest on the revolving facility is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 4.25%.  The facility is subject to certain financial covenants including prescribed minimum fixed charges coverage, maintenance of prescribed minimum tangible net worth and minimum earnings before interest, depreciation and taxes.  The facility also has a prepayment penalty if repaid prior to the maturity date.  The facility is secured by substantially all of the Company's assets located in the United States, excluding the real property and fixtures located in Ukiah, California.

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

As of the date of this filing, Marquette has elected to assess the default interest rates under the Loan Agreement; these rates are as follows: (i) for the revolving loan, LIBOR plus 7.125% per annum and (ii) for the capex loan, the term loan and any other obligations owed by the Company to Marquette, LIBOR plus 8.125% per annum.  The default interest rates will apply to the outstanding balances under the respective loans with retroactive effect from and after April 1, 2009.

Pursuant to the terms of the Loan Agreement, in case of an event of default, Marquette is also entitled, in its sole and absolute discretion, to (i) terminate its commitment to make loans to the Company under the Loan Agreement, (ii) to declare all outstanding amounts due under the Loan Agreement immediately due and payable and/or (iii) exercise any or all other rights and remedies available to it under the Loan Agreement or applicable law.  Marquette indicated in the Notice that it did not intend to exercise such additional rights as of the date of the Notice however, Marquette did not waive the right to pursue such remedies in the future.

Notwithstanding the failure to maintain the fixed charge coverage ratio, the Company has to date made every scheduled payment of principal and interest under the Loan Agreement.

OTHER LOANS AND CREDIT FACILITIES.

Royal Bank Of Scotland Facility:  Royal Bank of Scotland ("RBS") provided UBSN with a £1,750,000 maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable.  UBSN utilized the proceeds of this facility to settle a credit facility with Nedbank Limited, a South African registered company, on April 26, 2005.  This facility has a minimum maturity of twelve months, which has been and will continue to be automatically extended unless terminated by either party upon six months' written notice.

Shepherd Neame Loan:  Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for the Company's European and Canadian markets.  As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 (Pounds Sterling) to UBSN, repayable in annual installments of £60,000 (Pounds Sterling) per year, which commenced in June 2003.  The loan carries a fixed interest rate of 5% per year.

Weighted Average Interest:  The weighted average interest rates paid on the Company's indebtedness in the United States was 6.2% for the first six months of 2009 and 7.6% for the corresponding period in 2008.  For loans primarily associated with the Company's European territory, the weighted average interest rate paid was 6.2% for the first six months of 2009 and 6.9% for the corresponding period in 2008.

Keg Management Arrangement: The Company entered into a five-year keg management agreement with MicroStar Keg Management LLC ("MicroStar") on September 1, 2004.  The Company is currently in discussions with MicroStar for renewal of this agreement which expires on August 31, 2009.  Under this arrangement, MicroStar provides the Company with half-barrel kegs for which the Company pays a filling and use fee.  Distributors ("MicroStar") return the kegs directly to MicroStar.  MicroStar then supplies the Company with additional kegs.  If the agreement is not extended and terminates, the Company is required to purchase a certain number of kegs from MicroStar.  The Company would probably finance the purchase through debt or lease financing, if available.  However, there can be no assurance that the Company will be able to finance the purchase of the kegs.  Failure to purchase the necessary kegs from MicroStar on termination of the agreement is likely to have a material adverse effect on the Company.

Current Ratio:  The Company's ratio of current assets to current liabilities on June 30, 2009 was 0.82 to 1.0 and its ratio of total assets to total liabilities was 1.18 to 1.0.  On June 30, 2008, the Company's ratio of current assets to current liabilities was 0.79 to 1.0 and its ratio of total assets to total liabilities was 1.18 to 1.0.

Restricted Net Assets:  The Company's wholly-owned subsidiary, UBIUK, has undistributed losses of approximately $484,700 as of June 30, 2009.  Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately $1,500,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2009, the Company did not hold derivative instruments, or engage in hedging activities, of any material value or in any material amounts, whether for trading or for hedging purposes.  The Company has interest-related market risk due to floating interest rate debt totaling $10,048,200 as of June 30, 2009.

Interest Rate Risk

The Company had total indebtedness as of June 30, 2009 of $10,344,300 of which $10,048,200 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 1.75% or LIBOR plus 4.25% or LIBOR plus 5.25%).  The Company's long-term debt (including the current portion) as of June 30, 2009 totaled $6,209,800, of which $296,100 had fixed interest rates and the balance of $5,913,700 is subject to variable rates.  $4,134,500 of the Company's short term debt is subject to variable interest rates.  At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $100,500 in interest expense on the Company's variable interest rate loans.

Foreign Currency Rate Fluctuations

The Company's earnings and cash flows at its subsidiaries UBIUK and UBSN are subject to fluctuations due to changes in foreign currency rates.  The Company believes that changes in the foreign currency exchange rate would not have a material adverse effect on its results of operations as the majority of its foreign transactions are delineated in UBIUK's functional currency, the British Pound.

Item 4.	Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Our management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the last day of the quarter ended June 30, 2009.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending June 30, 2009) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

None.

Item 6.	Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]

Exhibit Number		Description of Document
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.

Exhibit Number		Description of Document
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.

Exhibit Number		Description of Document
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract)
10.92	[II]	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors' Compensation Plan, as amended (Management Contract)
14.1	(V)	Code of Ethics

NOTES:  Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.

(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	The Company's Annual Report on Form 10-K for the year ended December 31, 2006.

(GG)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(HH)	The Company's Annual Report on Form 10-K for the period ended December 31, 2007.

(II)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008.

(JJ)	The Company's Annual Report on Form 10-K for the year ended December 31, 2008.

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

10.95	Ninth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2009.

10.96	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Date: August 14, 2009	By:	/s/ Yashpal Singh

Yashpal Singh
President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ N. Mahadevan

N. Mahadevan
Chief Financial Officer and Secretary