Form 10-Q
period 2009-09-30
MENDOCINO BREWING CO INC
filed 2009-11-16
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2009

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
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  The number of shares of the issuer's common stock outstanding as of November 12, 2009 is 12,274,762.

PART I

FINANCIAL INFORMATION

Item 1.          Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited) *
Assets
Current Assets
Cash	$164,100	$273,700
Accounts receivable, net of allowance for doubtful accounts of $180,100 and $65,700, respectively	9,695,400	6,966,900
Inventories	1,841,600	1,865,200
Prepaid expenses	281,700	201,700
Total Current Assets	11,982,800	9,307,500

Property and Equipment	12,621,500	12,806,100

Other Assets
Deposits and other assets	209,400	326,100
Intangibles (net of amortization)	47,600	47,600
Total Other Assets	257,000	373,700
Total Assets	$24,861,300	$22,487,300

Liabilities and Stockholders' Equity
Current Liabilities
Secured lines of credit	$3,831,200	$3,601,700
Accounts payable	8,102,200	6,152,900
Accrued liabilities	2,004,200	1,513,000
Current maturities of notes to related parties	96,000	87,700
Current maturities of obligations under long-term debt	318,900	316,400
Current maturities of obligations under capital leases	141,100	113,400
Total Current Liabilities	14,493,600	11,785,100

Long-Term Liabilities
Notes to related parties including accrued interest of $1,195,400 and $1,127,400, respectively	3,302,800	3,306,000
Long term debt, less current maturities	3,587,800	3,820,000
Obligations under capital leases less current maturities	176,700	218,700
Total Long-Term Liabilities	7,067,300	7,344,700

Total Liabilities	21,560,900	19,129,800

Stockholders' Equity
Preferred stock, Series A, no par value, with aggregate liquidation preference of $227,600;10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value: 30,000,000 shares authorized, 12,274,762 and 11,991,686 shares issued and outstanding, respectively	14,982,300	14,902,300
Accumulated comprehensive income	466,400	567,900
Accumulated deficit	(12,375,900)	(12,340,300)
Total Stockholders' Equity	3,300,400	3,357,500

Total Liabilities and Stockholders' Equity	$24,861,300	$22,487,300
* See Notes to the financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME
(Unaudited)

	THREE MONTHS ENDED September 30		NINE MONTHS ENDED September 30
	2009	2008	2009	2008
Sales	$9,655,600	$9,588,500	$26,731,600	$28,867,600
Excise taxes	206,900	209,600	635,200	713,100
Net sales	9,448,700	9,378,900	26,096,400	28,154,500
Cost of goods sold	7,156,600	6,929,000	19,476,300	20,483,200
Gross profit	2,292,100	2,449,900	6,620,100	7,671,300
Operating expenses
Marketing and distribution	1,273,600	1,235,300	3,330,800	3,750,200
General and administrative	1,115,600	989,300	2,918,400	2,926,600
Total operating expenses	2,389,200	2,224,600	6,249,200	6,676,800
Income (loss) from operations	(97,100)	225,300	370,900	994,500
Other income (expense)

Other income	8,500	17,800	20,800	39,300
Gain on sale of equipment	700	2,900	7,200	2,900
Interest expense	(158,900)	(187,100)	(428,800)	(622,000)
Total other expenses	(149,700)	(166,400)	(400,800)	(579,800)
Income (loss) before income taxes	(246,800)	58,900	(29,900)	414,700
Provision for income taxes, (net of income tax benefit)	4,900	-	5,700	3,800
Net income (loss)	$(251,700)	$58,900	$(35,600)	$410,900
Other comprehensive income (loss), net of tax
Foreign Currency Translation Adjustment	13,300	118,300	(101,500)	154,600
Comprehensive income (loss)	$(238,400)	$177,200	$(137,100)	$565,500

Net income (loss) per common share –
- Basic	$(0.02)	$0.00	$(0.00)	$0.03
- Diluted	$(0.02)	$0.00	$(0.00)	$0.03
Weighted average common shares outstanding
- Basic	12,274,762	11,991,686	12,249,397	11,991,686
- Diluted	12,274,762	11,991,686	12,249,397	11,991,686

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(35,600)	$410,900
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	803,500	826,000
Provision for doubtful accounts	106,400	16,900
(Gain) on sale of assets	(7,200)	(2,900)
Interest accrued on related party notes	68,000	99,600
Stock issued for services	73,000	36,000
Changes in:
Accounts receivable	(2,313,400)	(722,100)
Inventories	23,600	(537,500)
Prepaid expenses	(76,300)	197,700
Deposits and other assets	107,900	(208,400)
Accounts payable	1,433,500	86,100
Accrued liabilities	427,500	459,900

Net cash provided by operating activities:	610,900	662,200

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, and leasehold improvements	(355,500)	(662,800)
Proceeds from sale of fixed assets	10,100	2,900
Net cash used in investing activities:	(345,400)	(659,900)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing on line of credit	51,300	25,800
Borrowing on long-term debt	-	168,500
Repayment on long-term debt	(322,200)	(307,100)
Payments on obligation under capital leases	(101,300)	(54,900)
Net cash used in financing activities:	(372,200)	(167,700)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,900)	16,700
NET CHANGE IN CASH	(109,600)	(148,700)
CASH, beginning of period	273,700	339,700
CASH, end of period	$164,100	$191,000
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$360,800	$522,400
Income taxes	$5,700	$3,800
Non-cash investing and financing activity
Lease Financed assets	$74,600	$159,800

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any future period.

The Consolidated financial information as of December 31, 2008 included herein has been derived from the Company's audited consolidated financial statements as of, and for the fiscal year ended, December 31, 2008.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company's significant accounting policies during the nine months ended September 30, 2009 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. Deferred financing costs were $311,300, and the related accumulated amortization at September 30, 2009 was $196,900.  Amortization of deferred financing costs charged to operations was $16,300 for the quarters ended September 30, 2009 and 2008 and $49,000 for the nine months ended September 30, 2009 and 2008.  The Company will continue to amortize these fees until 2011.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risks consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom.  Substantially all of the Company's cash deposits are deposited with commercial banks in the United States and the United Kingdom.

Wholesale distributors account for substantially all of the Company's accounts receivable.  The Company has approximately $109,500 in cash deposits and $7,557,400 of accounts receivable due from customers located in the United Kingdom as of September 30, 2009.

Income Taxes

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," codified within ASC 272, 740, 805, 830, 942, 958 and 995 which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

Basic and Diluted Earnings (Loss) per Share

Basic net income (loss) per share is computed by dividing the income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares outstanding during the period. The computation of the dilutive effect of the Company's convertible notes for the three and nine month periods ended September 30, 2009 and 2008 is shown in the table below.

	Three months ended		Nine months ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
Net income (loss)	$(251,700)	58,900	$(35,600)	410,900
Weighted average common shares outstanding	12,274,762	11,991,686	12,249,397	11,991,686
Basic net income (loss) per share	$(0.02)	0.00	$(0.00)	0.03
Interest expense on convertible notes	$-	-	$-	-
Income (loss) for purpose of computing diluted net income per share	$(251,700)	58,900	$(35,600)	410,900
Incremental shares from assumed exercise of dilutive securities	-	-	-	-
Dilutive potential common shares	12,274,762	12,274,762	12,249,397	11,991,686
Diluted net earnings per share	$(0.02)	0.00	$(0.02)	0.03

Foreign Currency Translation

The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - U.S. dollar exchange rates in effect at September 30, 2009 and December 31, 2008, and the statements of operations were translated at the average exchange rates for each of the nine months ended September 30, 2009 and 2008.  Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity.  Cash at UBIUK was translated at exchange rates in effect at September 30, 2009 and December 31, 2008, and its cash flows were translated at the average exchange rates for each of the nine months ended September 30, 2009 and 2008.  Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America includes having the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  The amounts estimated may differ from actual results.  Significant estimates include allowances for bad debts, depreciation and amortization periods, and future utilization of deferred tax assets.  The Company has determined that deferred tax assets associated with net operating loss carryforwards in the United States may expire prior to utilization.  The Company has placed a valuation allowance on these assets in the United States.

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of the Company's net income (loss) and changes in equity from non-stockholder sources.  The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

The components of other comprehensive income for the three months and nine months ended September 30, 2009 and 2008 are reflected as a separate item in the statement of operations.

Reportable Segments

The Company manages its operations through two business segments:  brewing operations, which includes tavern and tasting room operations, (domestic) and distributor operations (international).  The international business segment sells the Company's products outside the United States.

The Company evaluates performance based on net operating profit.  Where applicable, portions of administrative expenses are allocated between the operating segments.  The operating segments do not share manufacturing or distribution facilities.  In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the Company's transfer policy, which approximates market price.  The costs of operating the manufacturing plants are captured discretely within each operating segment.  The Company's property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Reclassifications

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.  These reclassifications have no effect on previously reported net losses or accumulated deficit.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (ASC Topic 805).  ASC Topic 805 Changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development and restructuring costs.  In addition, under ASC Topic 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense.  ASC Topic 805 is effective for the Company beginning in fiscal year 2009.  This standard will principally affect the Company's accounting related to future acquisitions.  The Company's adoption of these statements in the first quarter of 2009 did not have any effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (ASC Topic 815).  ASC Topic 815 requires enhanced disclosures about an entity's derivative and hedging activities.  Entities will be required to provide enhanced disclosures about:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedge items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" (ASC Topic 815), and its related interpretations; and (c) how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows.  The Company adopted ASC Topic 815 as of January 1, 2009.  The Company's adoption of these statements in the first quarter of 2009 did not have any effect on its financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (ASC Topic 260-10-55).  ACS Topic 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, "Earnings Per Share" (ASC Topic 260).  Under the guidance of ASC Topic 260-10-55, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.  All prior period earnings per share information must be adjusted retrospectively.  The Company adopted ASC Topic 260-10-55 as of January 1, 2009.  The Company's adoption of these statements in the first quarter of 2009 did not have any effect on its financial statements.

In April 2009, the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

•
FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (ASC Topic 820-10-65-4);

•	FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (ASC Topic 825-10-65-1); and

•	FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (ASC Topic 320-10-65-1).

ASC Topic 820-10-65-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements" (ASC Topic 820), when the value and level of activity for the asset or liability have significantly decreased in relation to normal market activity.  ASC Topic 820-10-65-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The Company adopted ASC Topic 820-10-65-4 as of March 30, 2009.  As the new standard only clarified existing guidance, there was no material effect on the Company's consolidated financial statements and notes.

ASC Topic 825-10-65-1 amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments" (ASC Topic 825), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This new standard also amends Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting" (ASC Topic 270), to require those disclosures in summarized financial information at interim reporting periods.  The Company adopted ASC Topic 825-10-65-1 as of March 30, 2009.  This pronouncement has no impact on the Company's current financial statements.

ASC Topic 320-10-65-1 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This new standard does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The Company adopted ASC Topic 320-10-65-1 as of March 30, 2009.  This pronouncement has no impact on the Company's current financial statements.

In June 2009, the FASB issued SFAS No. 165, "Subsequent Events" (ASC Topic 855).  ASC Topic 855 establishes the criteria for subsequent events, including:  (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  The Company adopted ASC Topic 855 as of June 30, 2009.  The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") issued its Accounting Standards Codification ("ASC"), codifying all previous sources of accounting principles into a single source of authoritative, nongovernmental United States generally accepted accounting principles ("US GAAP").  Although the ASC supersedes all previous levels of authoritative accounting standards, it did not affect accounting principles under US GAAP.  The Company adopted the codification effective September 30, 2009.

In June 2009, the FASB amended its existing standards related to the consolidation of variable interest entities, which is effective for interim and annual fiscal periods beginning after November 15, 2009.  The new standard requires entities to analyze whether their variable interests give it a controlling financial interest of a variable interest entity (VIE) and outlines what defines a primary beneficiary.  The new standard amends GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE among other amendments.  The new standard also requires enhanced disclosures regarding an entity's involvement in a VIE.  It is possible that application of this new standard will change the Company's assessment of whether or not it is the primary beneficiary of any VIEs with which it is involved.  The Company is currently evaluating the impact of this standard on its Condensed Consolidated Financial Statements.

In September 2009, the Emerging Issues Task Force (EITF) issued guidance related to Revenue Recognition that amends the previous guidance on arrangements with multiple deliverables.  This guidance provides principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated.  It also clarifies the method to allocate revenue in an arrangement using the estimated selling price.  This guidance is effective for the Company as of January 1, 2011 and is not expected to be material to the Company's consolidated financial position or results of operations.

2.           Liquidity and Management Plans

At September 30, 2009, the Company had cash and cash equivalents of $164,100, a working capital deficit of $2,510,800 and an accumulated deficit of $12,375,900.  The Company has a history of past losses as infrastructure costs were incurred in advance of obtaining customers and generating revenue.  To date, revenue generation has not been sufficient to offset this deficit.

The Company's Management has taken several actions (including reductions in discretionary expenditures) to provide the Company with sufficient cash for its working capital needs through September 30, 2010.  In addition, the Company’s majority shareholder has issued a letter of support to provide financial assistance, if necessary.  The Company may also seek additional capital infusions to support operations. The Company's Management believes that these actions will enable the Company to meet its working capital needs through September 30, 2010. Furthermore, during the nine months ended September 30, 2009, the Company has generated cash flows from operating activities.

3.           Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	30-Sep-09	31-Dec-08
Raw Materials	$705,000	$667,700
Beer-in-process	327,700	324,000
Finished Goods	778,500	848,400
Merchandise	30,400	25,100
TOTAL	$1,841,600	$1,865,200

4.           Line of Credit and Note Payable

In November 2006, Marquette Business Credit, Inc. ("Marquette") provided the Company with a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory until June 2011.  The Company's borrowings are collateralized, with recourse, by up to (i) 85% of the permitted accounts receivables of each of MBC and Releta and (ii) 60% of MBC's and Releta's eligible inventory located in the United States.  This facility has an interest rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of September 30, 2009 was approximately $1,708,800.

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

Marquette currently is continuing to assess the default interest rates under the Loan Agreement; these rates are as follows: (i) for the revolving loan, LIBOR plus 7.125% per annum and (ii) for the capex loan, the term loan and any other obligations owed by the Company to Marquette, LIBOR plus 8.125% per annum.  The default interest rates have been retroactively applied to the outstanding balances under the respective loans from and after April 1, 2009.

Pursuant to the terms of the Loan Agreement, in case of an event of default, Marquette is also entitled in its sole and absolute discretion to (i) terminate its commitment to make loans to the Company under the Loan Agreement, (ii) to declare all outstanding amounts due under the Loan Agreement immediately due and payable and/or (iii) exercise any or all other rights and remedies available to it under the Loan Agreement or applicable law.  As of the date of this filing, Marquette has not yet exercised such additional rights, however, Marquette has not waived its right to pursue such remedies in the future.

Management is in discussions with Marquette to waive the financial covenant requirements which the Company is currently not in compliance with, however, an agreement has not to date been reached with Marquette.  Notwithstanding the failure to maintain the fixed charge coverage ratio, the Company has to date made every scheduled payment of principal and interest under the Loan Agreement.

The Company retains the right to recall any of the collateralized accounts receivable under the line of credit, and the accounts receivable are subject to recourse.  Therefore, the transaction does not qualify as a sale.  Included in the Company's Balance Sheet as Accounts receivable at September 30, 2009, are account balances totaling $2,090,300 of uncollected accounts receivables which are collateralized under the Marquette credit facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited with a maximum amount of up to £1,750,000.  The RBS facility is based on 80% prepayment against qualified accounts receivable related to UBSN's customers in the United Kingdom.  The initial term of the RBS facility was for a one year period and currently may be terminated by either party by providing the non-terminating party with six months notice.  The RBS facility accrues interest at the RBS base rate plus 1.38%.  In addition, the RBS facility includes a service charge equal to 0.10% of each discounted invoice.  As of September 30, 2009, the outstanding amount of this facility was approximately $2,122,400.

5.           Long-Term Debt

Maturities of long-term debt for future years are as follows:

	September 30, 2009	December 31, 2008
Notes to a financial institution, payable in monthly installments of $20,500, plus interest at one month LIBOR plus 5.25% with a balloon payment of $622,400 due in June 2011; secured by substantially all assets of Releta Brewing Company and Mendocino Brewing Company, excluding real property at Ukiah.	$1,052,800	$1,237,300

Note to a financial institution, payable in monthly installments of $27,300 including interest at prime rate plus 1.75% with a balloon payment of approximately $2,732,900 due in June 2011.	2,853,900	2,899,100
	3,906,700	4,136,400

Less current maturities	318,900	316,400
	$3,587,800	$3,820,000

6.           Notes to Related Party

Subordinated Convertible Notes Payable

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America ("UBA") in the total amount of $3,110,800, including interest at the prime rate plus 1.5%, but in any event not to exceed 10% per year.  The UBA notes are convertible into common stock at a conversion price of $1.50 per share.  The UBA notes have been extended until June 30, 2010.  UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette, both maturing in June 2011. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the above-mentioned facilities are first repaid.  Accordingly, the Company has classified the entire amount due under the UBA notes as a long term liability.  The UBA notes include $1,195,400 and $1,127,400 of accrued interest at September 30, 2009 and December 31, 2008, respectively.

5% Notes Payable

Notes payable also include an unsecured loan from Shepherd Neame Limited to UBSN  payable in annual installments of $85,800 with a 5% interest rate per year maturing in June 2013.  The amounts outstanding under this loan as of September 30, 2009 and December 31, 2008, were $288,000 (£180,000) and $350,900 (£240,000), respectively, including current maturities of $96,000 (£60,000) and $87,700 (£60,000) on those dates.

7.           Commitments and Contingencies

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  The Company is not currently aware of any legal proceedings or claims that the Company's Management believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

Operating Leases

The Company leases many of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements.  The leases expire at various dates through 2013 and provide for renewal options ranging from month-to-month to five year terms.  In the normal course of business, the Company's Management expects to renew these leases or replace them with leases on other properties.  The leases provide for increases in future minimum annual rental payments based on defined increases which generally correlate with the Consumer Price Index, subject to certain minimum increases.  In addition, the agreements generally require the Company to pay executory costs (real estate taxes, insurance and repairs).

The Company and its subsidiaries have lease agreements for the brewpub and gift store in Hopland, California; a sales office in Petaluma, California; the building at the Saratoga Springs, New York, facility; a building in the United Kingdom; and certain personal property.  The Hopland lease includes a renewal option for two additional five-year periods, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index.  The leases begin expiring in 2010.

Operating Lease Commitment
Three months ending December 31, 2009	$71,600
Years ending December 31:
2010	246,100
2011	222,800
2012	181,300
2013	15,400
Due after 5 years	23,100

Total lease commitments	$760,300

Keg Management Agreement

Effective September 1, 2009, the Company renewed its keg management agreement with MicroStar Keg Management, LLC (the "MicroStar Agreement").  Under the MicroStar Agreement, MicroStar acts as the Company's exclusive keg supplier in exchange for a filling and usage fee.  The MicroStar Agreement has a five (5) year term (ending in September 2014).  If the agreement is terminated, the Company is required to purchase from MicroStar four times the average monthly keg usage for the preceding six-month period.

8.           Related-Party Transactions

MBC and its subsidiaries have entered into and/or amended several agreements with affiliated and related entities.  Among these related-party agreements are (A)(i) Market Development Agreement, (ii) Distribution Agreement, and (iii) Brewing License Agreement between MBC and UBSN; (B) Distribution Agreement between UBI and UBSN; (C) Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and (D) a License Agreement between UBIUK and UB Limited.  In addition, UBSN is a party to a brewing agreement and a loan agreement with Shepherd Neame Limited ("Shepherd Neame") which was entered into at a time when Shepherd Neame may have been deemed a related party.  Additional information about these transactions may be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The following table reflects the value of the transactions for the nine months ended September 30, 2009 and 2008 and the balances outstanding as of September 30, 2009 and 2008.

	2009	2008
Sales to Shepherd Neame	$4,459,700	$2,788,400
Purchases from Shepherd Neame	$11,039,000	$11,884,700
Expense reimbursement to Shepherd Neame	$872,800	$797,500
Interest expense associated with UBA convertible notes payable	$68,000	$99,600
Accounts payable to Shepherd Neame	$6,571,400	$4,418,100
Accounts receivable from Shepherd Neame	$3,682,100	$1,132,100

9.           Stockholders' Equity

The following table summarizes equity transactions during the nine months ended September 30, 2009.

	Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity

Balance, December 31, 2008	227,600	$227,600	11,991,686	$14,902,300	$567,900	$(12,340,300)	$3,357,500

Stock issued for services			283,076	80,000			80,000

Net loss	-	-	-	-	-	(35,600)	(35,600)

Currency Translation Adjustment	-	-	-	-	(101,500)	-	(95,700)

Balance, September 30, 2009	227,600	$227,600	12,274,762	$14,982,300	$466,400	$(12,375,900)	$3,300,400

The following table summarizes equity transactions during the nine months ended September 30, 2008.

	Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Total Equity

Balance, December 31, 2007	227,600	$227,600	11,991,686	$14,902,300	$157,300	$(12,045,800)	$3,241,400

Net Income	-	-	-	-	-	410,900	410,900

Currency Translation Adjustment	-	-	-	-	154,600	-	154,600

Balance, September 30, 2008	227,600	$227,600	11,991,686	$14,902,300	$311,900	$(11,634,900)	$3,806,900

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

10.         Equity Issuances

No stock options were outstanding either as of September 30, 2009 or September 30, 2008.

Valuation and Expense Information

There was no stock based compensation related to employee stock options for the nine months ended September 30, 2009 and 2008.  During the nine months ended September 30, 2009 and 2008, the Company did not issue any stock options.

Issuance of Common Stock to Directors

On January 26, 2009, the Company issued an aggregate of 283,076 shares of common stock (with an estimated fair market value of $80,000) to the outside members of the Board of Directors as previously accrued compensation for (i) attendance at Board and Committee meetings during 2007 and (ii) service to a special committee of the Board of Directors during 2008.

11.         Segment Information

The Company's business presently consists of two segments, domestic and international.  The domestic segment includes the beer brewing operations from which the Company's products are sold wholesale to distributors and other retailers (including beer and merchandise sold at the Company's brewpub and retail merchandise stores at the Hopland and Saratoga Springs' breweries).  The international segment consists of the distribution of alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe.  A summary of the financial information of each segment is as follows:

Nine months ended September 30, 2009
	Domestic Operations	European Territory	Corporate & Others	Total

Net Sales	$11,184,900	$14,911,500	$-	$26,096,400
Operating Income	$335,800	$35,100	$-	$370,900
Identifiable Assets	$12,846,200	$9,407,600	$2,607,500	$24,861,300
Depreciation & Amortization	$448,800	$354,700	$-	$803,500
Capital Expenditures	$126,700	$303,400	$-	$430,100

Nine months ended September 30, 2008
	Domestic Operations	European Territory	Corporate & Others	Total

Net Sales	$11,590,000	$16,564,500	$-	$28,154,500
Operating Income	$685,200	$309,300	$-	$994,500
Identifiable Assets	$12,802,500	$7,498,400	$2,951,500	$23,252,400
Depreciation & Amortization	$400,100	$425,900	$-	$826,000
Capital Expenditures	$281,000	$541,600	$-	$822,600

12.        Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBIUK has undistributed losses of approximately $684,300 (£428,800) as of September 30, 2009.  Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below £1,000,000.  Condensed financial information of the parent company, Mendocino Brewing Company, Inc. together with its other subsidiary, Releta Brewing Company is as follows:

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Assets
Cash	$54,600	$105,400
Accounts receivable	2,062,800	1,797,100
Inventories	1,841,600	1,865,200
Other current assets	233,100	167,600
Total current assets	4,192,100	3,935,300

Investment in UBIUK	1,225,000	1,225,000
Property and equipment	11,004,600	11,279,500
Other assets	257,000	373,700
Total assets	$16,678,700	$16,813,500

Liabilities and Stockholders' Equity
Line of credit	$1,708,800	$1,762,000
Accounts payable	1,216,200	1,324,100
Accrued liabilities	1,134,400	802,100
Current maturities of debt and leases	380,800	374,500
Total current liabilities	4,440,200	4,262,700

Intercompany payable to UBIUK	340,400	533,900
Long-term debt and capital leases	3,688,200	3,970,700
Notes payable to related party	3,110,800	3,042,800
Total long-term liabilities	7,139,400	7,547,400
Total liabilities	$11,579,600	$11,810,100

Stockholders' equity
Preferred stock	227,600	227,600
Common stock	14,982,300	14,902,300
Accumulated deficit	(10,110,800)	(10,126,500)
Total stockholders' equity	5,099,100	5,003,400
Total liabilities and stockholders' equity	$16,678,700	$16,813,500

12.        Unrestricted Net Assets (continued)

Statements of Operations	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,758,700	$3,763,100	$11,184,900	$11,590,000
Cost of goods sold	2,912,500	2,928,600	8,524,300	8,683,200
Selling, marketing, and retail expenses	344,300	374,900	964,100	968,800
General and administrative expenses	448,500	445,400	1,447,700	1,337,500
Income from operations	53,400	14,200	248,800	600,500

Other (income)	(39,700)	(43,500)	(122,000)	(121,800)
Interest expense	122,700	131,300	349,400	427,900
Provision for taxes	4,900	-	5,700	3,800
Net income (loss)	$(34,500)	$(73,600)	$15,700	$290,600

Statements of Cash Flows	Nine months ended September 30
	2009	2008
	(unaudited)	(unaudited)
Net cash provided by operating activities	$589,500	$691,100
Purchase of property and equipment	(126,700)	(230,900)
Proceeds from sale of fixed assets	9,300	-
Net repayment of line of credit	(53,200)	(225,300)
Borrowing on long term debt	-	168,500
Repayment on long term debt	(229,700)	(190,300)
Payment on obligation under capital lease	(46,500)	(19,500)
Net change in payables to UBIUK	(193,500)	(144,900)
Increase (decrease) in cash	(50,800)	48,700
Cash, beginning of period	105,400	32,000
Cash, end of period	$54,600	$80,700

13.        Income Taxes

In the three and nine months ending September 30, 2009 and 2008, the Company only recorded tax expense related to state franchise taxes.  The Company did not report any income tax expense due to the availability of deferred tax assets available to offset any taxable income in the United States and the United Kingdom.  The Company has established a full valuation allowance against its deferred tax assets based on its assessment that it does not yet meet the criteria that deferred tax assets will more likely than not be realized.  During the three and nine months ending September 30, 2009 and 2008, the Company's effective tax rates were de minimus.  The difference between the Company's effective tax rates and the 35% United States federal statutory tax rate and the United Kingdom's statutory tax rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance.

The Company's major tax jurisdictions are (i) United States (federal), (ii) California (state), (iii) New York (state) and (iv) United Kingdom.  Tax returns remain open to examination by the applicable governmental authorities for tax years 2004 through 2008.  The federal and state taxing authorities may choose to audit tax returns for prior years due to significant tax attribute carryforwards for those prior years.  However, such audits will be limited to adjustments to such carryforward tax attributes.  The Company is not currently being audited in any major tax jurisdiction.

14.        Subsequent Events

The Company has evaluated and disclosed subsequent events through November 14, 2009 and is not aware of any other subsequent event that would have a material impact on the accompanying unaudited Condensed Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results for the three months and nine months ended September 30, 2009, compared to the three months and nine months ended September 30, 2008, financial condition and liquidity/cash flows of the Company for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

In this Report, the term "the Company" and its variants is generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual stand alone entity.

Forward Looking Statements

Various portions of this Quarterly Report, including but not limited to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information.  Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management.  Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information.  Any forward-looking  statements made by the Company are intended to provide shareholders with additional information with which they may assess the Company's future potential.  All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued.  Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for the Company's products; changes in demand for malt beverage products in different markets; changes in distributor relationships or performance; changes in customer preference for the Company's malt beverage products; regulatory or legislative changes; the impact of competition; changes in raw materials prices; availability of financing for operations; changes in interest rates; changes in the company's European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in the Company's other filings and reports with the Securities and Exchange Commission.  In addition, such statements may be affected by general industry and market conditions and growth rates, and in general domestic and European economic and political conditions.  The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revision to these forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements.

Critical Accounting Policies

There have been no significant changes in our accounting policies during the nine months ended September 30, 2009 compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

The process of preparing financial statements, in accordance with generally accepted accounting principles in the United States requires our management to make estimates and judgments regarding certain items and transactions.  These judgments are based on historical experience, current economic and industry trends, information provided by outside sources, and management estimates.  It is possible that materially different amounts could be recorded if these estimates and judgments change or if our actual results differ from these estimates and judgments.  We consider the following to be our most significant critical accounting policies which involve the judgment of our management.

Revenue Recognition

We recognize revenue from sales upon the transfer of title for the goods.  We classify amounts billed to customers for shipping and handling as revenues, with the related shipping and handling costs included in cost of goods sold.

We account for cash consideration paid to customers for services or product placement fees as a reduction in revenue rather than as an expense.

Inventories

Consolidated inventories are stated at the lower of cost or market.  On a quarterly basis, we evaluate the carrying costs of our inventory to ensure that it is stated at the lower of cost or market.  Our products are typically not subject to obsolescence and consequently our reserves for slow moving and obsolete inventory have historically been zero.  Cash flows from the sale of inventory are reported in cash flows from operations in our consolidated statement of cash flows.

Income Taxes

We conduct operations in separate legal entities which are located in different tax jurisdictions; as a result, income tax amounts are reflected in our consolidated financial statements for each of such tax jurisdictions.

We record net operating losses and credit carryforwards in the event we expect such benefits to be realized.  Deferred taxes result from differences between the financial and tax bases of our assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.  We record valuation allowances to reduce our deferred tax assets when it is more likely than not that a tax benefit will not be realized.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making our assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of our existing valuation allowances.

Segment Information

Prior to 2001, our business operations were exclusively located in the United States, and were divided into two segments, (i) manufacturing and distribution of beer, which accounted for the majority of our gross sales, and (ii) retail sales (primarily at our Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of our gross sales (by revenue).  With our acquisition of United Breweries International (UK), Ltd. ("UBIUK") in August 2001, however, we created a new business segment, distribution of beer outside the United States, primarily in the United Kingdom, Ireland, continental Europe, and Canada (the "European Territory").  This segment accounted for 56% and 57% of our gross sales during the first nine months of fiscal years 2009 and 2008, respectively, with our United States operations, which includes manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 44% and 43% during the first nine months of fiscal years 2009 and 2008, respectively.  With the expansion of wholesale distribution of beer and the closure of the restaurant at our Hopland, California facility, our Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in our wholesale sales.

Seasonality

Sales of our products are somewhat seasonal.  Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both the Domestic Territory and the European Territory.  In the Domestic Territory, sales volumes have been stronger during the second and third quarters and slower again during the fourth quarter, while in the European Territory the fourth quarter has generated the highest sales volumes.  The volume of sales in any given area may also be affected by several factors including local weather conditions.  Because of the seasonality of the our business, results for any one quarter are not necessarily indicative of our results for the full fiscal year.

Summary of Financial Results

We ended the first nine months of fiscal year 2009 with net loss of $35,600, compared to net income of $410,900 for the corresponding period of 2008.  During the first nine months of fiscal year 2009, our net sales decreased by $2,058,100 as compared to the corresponding period in 2008.  Our costs of goods sold decreased by $1,006,900, sales and marketing costs decreased by $419,400, general and administrative costs decreased by $8,200, and interest expenses decreased by $193,200, all of which contributed to our results for the period.

Three Months Ended September 30, 2009 Compared To
Three Months Ended September 30, 2008

Net Sales

Overall net sales for the third quarter of 2009 were $9,448,700, an increase of $69,800, or 0.7%, compared to $9,378,900 for the third quarter of 2008.  The increase was mainly due to higher sales volumes in the European Territory and in contract brewing for third parties in the United States.

Domestic Operations:  Our net sales for the third quarter of fiscal year 2009 were $3,758,700 compared to $3,763,100 for the corresponding period in 2008, a decrease of $4,400, or 0.1%.  Our total sales volume marginally increased to 18,500 barrels in the third quarter of 2009 from 18,400 barrels in the third quarter of 2008 for a net increase of 100 barrels, or 0.5%.  Sales of contract brands brewed by us for third parties increased by 600 barrels or 21% and sales volume of the Kingfisher brand increased by 100 barrels or 3.7%.  The increases in contract brewing and the Kingfisher brand were offset by decreases in sales of our own brands by 600 barrels or 4.5%

European Territory:  Our net sales for the third quarter of fiscal year 2009 were $5,690,000 (£3,491,400) compared to $5,615,800 (£ 2,964,200) during the corresponding period of 2008, an increase of $74,200, or 1.3% mainly due to increased sales volume.  During the third quarter of 2009, UBSN sold 18,100 barrels, compared to 16,500 barrels during the third quarter of 2008, representing an increase of 1,600 barrels, or 9.7%.  When measured from period to period in Pounds Sterling (which is the basic currency of account for the European Territory), our net sales in the European Territory increased by 17.8%.

Cost of Goods Sold

Cost of goods sold as a percentage of our net sales during the third quarter of fiscal year 2009 equaled 75.7%, as compared to 73.9% during the corresponding period of 2008, mainly due to increased costs of materials.

Domestic Operations:  Cost of goods sold as a percentage of net sales in the United States during the third quarter of 2009 remained static at 77.5%, as compared to 77.8% during the corresponding period of 2008.

European Territory: Cost of goods sold as a percentage of net sales in the United Kingdom during the third quarter of 2009 increased to 75.1%, as compared to 71.8% during the corresponding period of 2008 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations) mainly due to changes in product mix relating to an increase in the percentage of sales of bottled beer (compared to kegs) since bottled beer has higher costs of packaging materials than keg beer and exchange rate fluctuations.

Gross Profit

Gross profit for the third quarter of 2009 decreased to $2,292,100, from $2,449,900 during the corresponding period of 2008, representing a decrease of $157,800 or 6.4% mainly due to increased cost of goods sold in the European Territory and exchange rate fluctuations.  As a percentage of our net sales, gross profit during the third quarter of 2009 decreased to 24.3% from 26.1% for the third quarter of 2008.

Operating Expenses

Operating expenses for the third quarter of fiscal year 2009 were $2,389,200, an increase of $164,600, or 7.4%, as compared to $2,224,600 for the corresponding period of 2008.  Our operating expenses consist of marketing, distribution and general and administrative expenses.

Marketing and Distribution Expenses:  Marketing and distribution expenses for the third quarter of fiscal year 2009 equaled $1,273,600, as compared to $1,235,300 for the third quarter of fiscal year 2008, representing an increase of $38,300 or 3.1%.  These expenses increased to 13.5% of our net sales for the third quarter of fiscal year 2009, as compared to 13.2% for the corresponding period in 2008.

Domestic Operations:  Expenses for the third quarter of fiscal year 2009 equaled $344,300 compared to $374,900 during the corresponding period of 2008, representing a decrease of $30,600 or 8.1%.  As a percentage of net sales in the Domestic Territory, expenses decreased to 9.2% during the third quarter of fiscal year 2009, compared to 10% during the corresponding period of 2008.  The decrease in our expenses resulted mainly from lower product placement incentives and travel costs due to decreased sales volumes of our own brands.

European Territory:  Expenses for the third quarter of fiscal year 2009 were $929,300 compared to $860,400 during the corresponding period of 2008, representing an increase of $68,900 or 8% (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations) mainly due to increases in distribution incentives  and sales commissions related to increased sales in the European Territory.  As a percentage of net sales in the United Kingdom, our expenses increased to 16.3% during the third quarter of fiscal year 2009 compared to 15.3% during the corresponding period of 2008 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations).

General And Administrative Expenses:  Our general and administrative expenses equaled $1,115,600 for the third quarter of fiscal year 2009, representing an increase of $126,300 or 12.8%, as compared to $989,300 for the corresponding period in 2008.  General and administrative expenses increased to 11.8% of net sales for the third quarter of fiscal year 2009, as compared to 10.5% for the corresponding period in 2008.

Domestic Operations.  Domestic general and administrative expenses were $448,500 for the third quarter of fiscal year 2009, representing an increase of $3,100, or 0.7%, from $445,400 for the third quarter of fiscal year 2008.

European Territory.  General and administrative expenses related to our European Territory equaled $667,100 for the third quarter of fiscal year 2009, representing an increase of $123,200, or 22.7%, compared to $543,900 for the third quarter of fiscal year 2008 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate fluctuation) mainly due to an increase in the provision for doubtful accounts.

Other Expenses

Other expenses for the third quarter of fiscal year 2009 totaled $149,700, representing a decrease of $16,700, or 10%, when compared to the third quarter of fiscal year 2008 due to decreased interest expenses.

Income Taxes

We have a provision for income taxes of $4,900 for the third quarter of 2009 compared to zero for the third quarter of fiscal year 2008.  The provision for taxes relates to the estimated amount of taxes that will be imposed by tax authorities in the United States.

Net Loss

Our net loss for the third quarter of fiscal year 2009 was $251,700, as compared to net income of $58,900 for the third quarter of fiscal year 2008.  After providing for a positive foreign currency translation adjustment of $13,300 during the third quarter of fiscal year 2009 (as compared to a $118,300 for the corresponding period in 2008), comprehensive loss for the third quarter of 2009 was $238,400, compared to comprehensive income of $177,200 for the corresponding period in 2008.

Nine Months Ended September 30, 2009 Compared To
Nine Months Ended September 30, 2008

Net Sales

Our overall net sales for the first nine months of fiscal year 2009 equaled $26,096,400, a decrease of $2,058,100, or 7.3%, compared to $28,154,500 for the corresponding period in 2008.  The decrease was mainly due to exchange rate fluctuations relating to a relative decline in the value of the pounds sterling vis-à-vis the dollar compared to 2008.

Domestic Operations:  Our domestic net sales for the first nine months of fiscal year 2009 were $11,184,900 compared to $11,590,000 for the corresponding period in 2008, a decrease of $405,100 or 3.5%.  The decrease was mainly due to lower sales volume of our own brands.  Domestic sales volume decreased to 55,900 barrels during the first nine months of the year 2009 representing a decrease of 1,800 barrels or 3.1% compared to domestic sales of 57,700 barrels in the first nine months of 2008.  Sales of our brands decreased by 3,500 barrels or 9.2%, sales of the Kingfisher brand increased by 200 barrels or 2.6% and sales of contract brands which we brew for third parties increased by 1,500 barrels or 13.1% during the first nine months of fiscal year 2009 compared to the corresponding period in 2008.

European Territory:  Our net sales for the first nine months of fiscal year 2009 equaled $14,911,500 (£9,669,600) compared to $16,564,500 (£8,508,100) during the corresponding period of 2008, a decrease of $1,653,000 or 10% due to exchange rate fluctuations.  However, when compared in Pounds Sterling, our net sales in the European Territory increased by 13.6%.  During the first nine months of 2009, UBSN sold 50,400 barrels compared to 48,800 barrels during the first nine months of 2008, an increase of 1,600 barrels, or 3.3%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first nine months of fiscal year 2009 was 74.6%, as compared to 72.8% during the corresponding period of 2008.

Domestic Operations:  Cost of goods sold as a percentage of net sales in the Domestic Territory during the first nine months of fiscal year 2009 was 76.2%, as compared to 74.9%, during the corresponding period of 2008.  This increase is mainly due to significant increases in our costs of raw materials.

European Territory:  Cost of goods sold as a percentage of net sales in the United Kingdom during the first nine months of 2009 increased to 74%, as compared to 71.8% during the corresponding period in 2008 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation) mainly due to an increase in the relative volume of sales of bottled beer (which have higher costs of packaging material) compared to keg beer.

Gross Profit

As a result of the decreased sales volume of our own brands in the Domestic Territory and higher costs of raw materials described above, our gross profit for the first nine months of fiscal year 2009 decreased to $6,620,100, from $7,671,300 during the corresponding period of 2008, representing a decrease of $1,051,200 or 13.7%.  As a percentage of net sales, gross profit during the first nine months of fiscal year 2009 decreased to 25.4% from 27.2% during the corresponding period in 2008.

Operating Expenses

Operating expenses for the first nine months of fiscal year 2009 were $6,249,200, a decrease of $427,600, or 6.4%, as compared to $6,676,800 for the corresponding period of 2008.  Our operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses:  Our marketing and distribution expenses for the first nine months of fiscal year 2009 were $3,330,800, compared to $3,750,200 for the corresponding period in 2008, representing a decrease of $419,400 or 11.2%.  Our marketing and distributions equaled 12.8% of our net sales for the first nine months of 2009, as compared to 13.3% for the corresponding period in 2008.

Domestic Operations:  Expenses for the first nine months of fiscal year 2009 were $964,100 compared to $968,800 during the corresponding period of 2008, representing a decrease of $4,700 or 0.5%.  Expenses, as a percentage of net sales in the United States, increased to 8.6% during the first nine months of fiscal year 2009, compared to 8.4% during the corresponding period of 2008.

European Territory:  Expenses for the first nine months of fiscal year 2009 were $2,366,700 compared to $2,781,400 during the corresponding period of 2008, representing a decrease of $414,700 or 14.9% mainly due to exchange rate fluctuations.  Expenses, as a percentage of net sales in the United Kingdom, decreased to 15.9% during the first nine months of fiscal year 2009 compared to 16.8% during the corresponding period of 2008 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

General And Administrative Expenses:  Our general and administrative expenses were $2,918,400 for the first nine months of fiscal year 2009, representing a decrease of $8,200 or 0.3%, compared to $2,926,600 for the corresponding period in 2008.  These expenses were equal to 11.2% of our net sales for the first nine months of fiscal year 2009, as compared to 10.4% for the corresponding period in 2008.

Domestic Operations.  Domestic general and administrative expenses equaled $1,447,700 for the first nine months of fiscal year 2009, representing an increase of $110,200, or 8.2%, from $1,337,500 for the corresponding period in 2008.  The increases were mainly due to increased professional expenses associated with our internal control review and testing and the depreciation of certain of our accounting hardware.

European Territory.  General and administrative expenses related to the European Territory were $1,470,700 for the first nine months of fiscal year 2009, representing a decrease of $118,400 or 7.5%, as compared to $1,589,100 for the corresponding period in 2008 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).  These decreases were mainly due to exchange rate fluctuations.

Other Expenses

Other expenses for the first nine months of fiscal year 2009 totaled $400,800 representing a decrease of $179,000 or 30.9% when compared to the same period in 2008 mainly due to decreased interest expenses.

Income Taxes

We have a provision for income taxes of $5,700 for the first nine months of fiscal year 2009, compared to $3,800 for the same period in 2008.  The provision for taxes relates to the estimated amount of taxes that will be imposed by tax authorities in the United States.

Net Income (loss)

Our net loss for the first nine months of fiscal year 2009 was $35,600, as compared to net income of $410,900 for the corresponding period of 2008.  After providing for a negative foreign currency translation adjustment of $101,500 during the first nine months of fiscal year 2009 (as compared to a positive adjustment of $154,600 for the corresponding period in 2008), we had comprehensive loss for the first nine months of fiscal year 2009 of $137,100, compared to income of $565,500 for the corresponding period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah and Saratoga Springs facilities has continued to place demands on our working capital.  Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide us with sufficient working capital.

We are a party to several loans, lines of credit, other credit facilities and lease agreements (collectively, "Indebtedness").  Certain of the agreements governing our Indebtedness contain cross-default provisions which may cause an event of default under one agreement to result in an event of default under a separate agreement.  In addition, certain of the agreements governing our Indebtedness contain provisions pursuant to which a material adverse change in our financial condition may result in an event of default under such agreements.  In case of an event of default, the agreements provide the lenders with several rights and remedies, including, but not limited to, acceleration and termination of the facility, implementation of default interest rates, and secured party rights with respect to the collateral (including the power to sell such collateral).  Substantially all of our assets, including the real property in Ukiah, are pledged as collateral pursuant to the terms of the agreements governing our Indebtedness.  (The agreements relating to our Indebtedness are described in more detail below under "Description of Our Indebtedness", "Long-Term Debt" and "Other Loans and Credit Facilities".)

On May 8, 2009, we received written notice (the "Notice") from Marquette Business Credit, Inc. ("Marquette") that as of March 31, 2009 an event of default had occurred and was continuing under the loan and security agreement by and among Marquette (as lender) and MBC and Releta (as borrowers) dated November 16, 2006 (the "Loan Agreement") which covers our revolving line of credit, term loan and capex loan with Marquette.  As of the date of this filing, Marquette has elected to implement the default interest rates provided for under the Loan Agreement which impacts the applicable interest rates on the revolving line of credit, term loan and capex loan with retroactive effect from and after April 1, 2009.  Although Marquette indicated in the Notice that it would not be asserting its additional rights and remedies as of the date of the Notice, it reserved the right to exercise its additional rights and remedies at any time in the future.  (For additional information relating to the event of default under the Marquette Loan Agreement see "Description of Our Indebtedness Marquette Business Credit, Inc. Facility" below.)

As of the date of this filing, we have not received notice from any of our other lenders of the occurrence of an event of default under the agreements governing our remaining Indebtedness, and to the knowledge of our Management no additional events of default currently exist under any other agreements relating to our Indebtedness.  Our Management is currently in discussions with Marquette relating to a possible waiver of the fixed charge coverage ratio which we are currently not in compliance with under the credit facility.  However, at this time no assurance may be given that we will receive a waiver for non compliance with this financial covenant or that Marquette will waive its ability to assert its additional rights and remedies (including, but not limited to, the acceleration and termination of the loans and credit facilities under the Loan Agreement and actions against the pledged collateral).

We are currently making timely payments of principal and interest relating to our Indebtedness as such Indebtedness becomes due and anticipate that we will continue to make such timely payments in the immediate future.  However, if we fail to maintain any of the financial covenants under the various agreements governing our Indebtedness, fail to make timely payments of amounts due under our Indebtedness, or commit any other breach resulting in an event of default under the agreements governing our Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on our financial condition.  In case of the acceleration and termination of our existing Indebtedness, we may need to obtain replacement financing.  If we are unable to obtain such replacement financing, it may result in a material adverse effect on our financial condition and our ability to continue operations.  In addition, actions available to secured parties relating to our assets that have been pledged as collateral could have a material adverse effect on our financial conditions and operations.

Our Management has taken several actions to provide sufficient cash for our working capital needs through September 30, 2010, including reductions in discretionary expenditures.  In addition, our majority shareholder has issued a letter of support to provide financial assistance when required.  We may also seek capital infusions to support our operations.  Our Management believes that these actions will enable us to meet our working capital needs through September 30, 2010.

We had $164,100 and $273,700 in cash and cash equivalents and $9,695,400 and $6,966,900 in accounts receivable at September 30, 2009 and December 31, 2008, respectively. We had a working capital deficit of approximately $2.51 million at September 30, 2009 and $2.48 million at December 31, 2008.

Net cash provided by operating activities for the nine months ended September 30, 2009 was $610,900, compared to $662,200 for the nine months ended September 30, 2008. We generally do not require significant cash on hand to meet our operating needs.

Net cash used in investing activities totaled approximately $345,400 for the nine months ended September 30, 2009 compared to net cash used of $659,900 for the corresponding period of 2008.  Net cash used for investing activities consists of funds used for the purchase of capital assets.

Net cash used in financing activities totaled approximately $372,200 during the nine months ended September 30, 2009, compared to $167,700 for the corresponding period of 2008.  Net cash used in financing activities  principally consists of installment payments under our debt and lease obligations.

DESCRIPTION OF OUR INDEBTEDNESS

Marquette Business Credit Line Of Credit

In November 2006, Marquette provided us with an available credit line of up to 85% of our eligible receivables and 60% of our eligible inventory which is available until June 2011.  The borrowings under the credit line are collateralized, with recourse, by up to (i) 85% of permitted accounts receivable of MBC and Releta and (ii) 60% of MBC's and Releta's eligible inventory located in the United States.  This facility has an interest rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding the real property in Ukiah, of Releta and MBC.  On May 8, 2009, we received notification from Marquette of the occurrence of an event of default under the Loan Agreement.  As a result of this default, Marquette has increased the interest rate under the facility to the default rate with retroactive effect from and after April 1, 2009.  (For additional information see "Marquette Business Credit Inc. Facility" below.)

Master Line Of Credit. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of our major shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit with a principal amount of up to $1,600,000.  We have executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement") with UBA.  The Extension Agreement confirms the agreement of the parties to extend the terms of the UBA Notes until June 30, 2010.

As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on terms substantially the same as the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes that we issued to UBA (the "UBA Notes").  The aggregate outstanding principal amount of the UBA Notes as of September 30, 2009 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,195,400, for a total outstanding amount of $3,110,800.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered common stock at a conversion rate of $1.50 per share. As of September 30, 2009, the outstanding principal and interest on the UBA Notes would be convertible into approximately 2,073,900 shares of our Common Stock. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirms that effective August 13, 2001, UBA waived its rights with regard to all conversion rate protection set forth in the UBA Notes.

The UBA Notes require us to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted us to capitalize all accrued interest; therefore, we have borrowed the maximum amount available under the facility. Upon maturity of any of the UBA Notes, unless UBA has given us prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on the UBA Notes may be converted, at the option of UBA, into shares of our common stock.  If UBA does not elect to convert the UBA Notes upon maturity, it has the option to extend the term of any of the UBA Notes for any period of time mutually agreed upon by UBA and us.  During the extended term of any UBA Note, UBA has the right to require us to repay the outstanding principal balance, along with the accrued and unpaid interest due under the UBA Note, to UBA within sixty (60) days.

The UBA Notes are subordinated to our credit facilities with Grand Pacific Financing Corporation ("Grand Pacific") and Marquette pursuant to the terms of subordination agreements entered into by UBA with those lenders.  Under the terms of the subordination agreements, UBA is precluded from demanding repayment of the UBA Notes unless the facilities with Grand Pacific and Marquette have been paid in full.  Therefore, we do not expect to make payments on any of the UBA Notes within the next year.

Grand Pacific Financing Corporation Loan: On July 3, 2006, we obtained a $3.0 million loan from Grand Pacific, secured by a first priority deed of trust on our real property in Ukiah, fixtures attached to the real property, and improvements.  The loan is payable in partially amortizing monthly installments of $27,261 including interest at the prime rate published by The Wall Street Journal plus 1.75%.  This facility matures June 28, 2011 with a balloon payment.  The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan.  Grand Pacific also collects from us approximately $10,554 per month for property taxes payable on the Ukiah property and pays such taxes when they become due.

Marquette Business Credit Inc. Facility: On November 21, 2006, Marquette extended to us a total facility of $4,925,000 with a maturity date of June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan. The rate of interest on the term loan and capital expenditure loan is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 5.25% and on the revolving facility is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 4.25%. The facility is subject to certain financial covenants including prescribed minimum fixed charges coverage, maintaining prescribed minimum tangible net worth and minimum earnings before interest, depreciation and taxes. The facility also has a prepayment penalty if settled prior to the maturity date.  The facility is secured by substantially all of our assets located in the United States, excluding the Ukiah, California real property and fixtures.

On May 8, 2009, we received written notice (the "Notice") from Marquette that an event of default had occurred and was continuing under the Loan Agreement.

Specifically, the event of default was triggered by our failure to maintain a fixed charge coverage ratio of at least 1.05 to 1.0 for the period of twelve consecutive calendar months ending on March 31, 2009.

As of the date of this filing, Marquette has elected to assess the default interest rates under the Loan Agreement.  The default interest rates are as follows:  (i) for the revolving loan, LIBOR plus 7.125% per annum and (ii) for the capex loan, the term loan and any other obligations owed by us to Marquette, LIBOR plus 8.125% per annum.  The default interest rates have applied to our outstanding balances under the respective loans with retroactive effect from and after April 1, 2009.

Pursuant to the terms of the Loan Agreement, in case of an event of default, Marquette is also entitled in its sole and absolute discretion to (i) terminate its commitment to us to make loans under the Loan Agreement, (ii) to declare all outstanding amounts due under the Loan Agreement immediately due and payable and/or (iii) exercise any or all other rights and remedies available to it under the Loan Agreement or applicable law.  To date, Marquette has not exercised such additional rights.  However, Marquette has not waived its rights to pursue such remedies in the future.

Our Management is in discussions with Marquette to waive the financial covenant requirements.  However, to date, an agreement has not been reached with Marquette.  Notwithstanding the failure to maintain the fixed charge coverage ratio, to date, we have made every scheduled payment of principal and interest under the Loan Agreement.

OTHER LOANS AND CREDIT FACILITIES.

Royal Bank Of Scotland Facility:  Royal Bank of Scotland ("RBS") provided UBSN with a £1,750,000 maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable.    This facility has a minimum maturity of twelve months, which has been and will be automatically extended unless terminated by either party upon six months' written notice.

Shepherd Neame Loan: Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for our European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 to UBSN, repayable in annual installments of £60,000 per year, which commenced in June 2003.  The loan carries a fixed interest rate of 5% per year.

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on our indebtedness in the United States was 6.3% for the first nine months of 2009 and 7.5% for the corresponding period in 2008. For loans primarily associated with our European Territory, the weighted average rate paid was 2.8% for the first nine months of 2009 and 6.9% for the corresponding period in 2008.

KEG MANAGEMENT ARRANGEMENT: Effective September 1, 2009, we entered into a five-year keg management agreement with MicroStar Keg Management, LLC ("MicoStar").  Under this arrangement, MicroStar provides us with half-barrel kegs for which we pay filling and usage fees.  Distributors return the kegs directly to MicroStar.  MicroStar then supplies us with additional kegs.  If the agreement is not extended and terminates, we are required to purchase a certain number of kegs from MicroStar.  We anticipate that we would finance such purchase through debt or lease financing, if available.  However, there can be no assurance that we will be able to finance the purchase of the required kegs.  Our failure to purchase the required kegs from MicroStar upon termination of the agreement would likely have a material adverse effect on our operations.

CURRENT RATIO: Our ratio of current assets to current liabilities on September 30, 2009 and 2008 was 0.8 to 1.0, respectively, and our ratio of total assets to total liabilities was 1.2 to 1.0, respectively.

RESTRICTED NET ASSETS: Our wholly-owned subsidiary, UBIUK, has undistributed losses of approximately £428,800 as of September 30, 2009. Under UBSN's line of credit agreement with RBS, distributions and other payments to us from our subsidiary are not permitted if retained earnings drop below £1,000,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2009, we did not hold any derivative instruments, or engage in any hedging transactions of any material value or in any material amount, whether for trading or for hedging purposes.  We have some market risk relating to floating interest rates as a result of us holding $9,666,200 of floating interest rate debt as of September 30, 2009.

Interest Rate Risk

As of September 30, 2009, we had total debt of $9,954,200 of which $9,666,200 was subject to variable rates of interest (either prime or LIBOR plus 1.5% or prime plus 1.75% or LIBOR plus 4.25% or LIBOR plus 5.25%).  As of September 30, 2009, our long-term debt (including the current portion) totaled $6,123,000, of which $288,000 had fixed interest rates and the balance of $5,835,000 was subject to variable interest rates.  $3,831,200 of our short term debt is subject to variable rates. At current borrowing levels, an increase in prime and LIBOR rates of 1% would result in an annual increase of $96,700 in interest expense on our variable rate loans.

Foreign Currency Rate Fluctuations

Our earnings and cash flows at our subsidiaries UBIUK and UBSN are subject to fluctuations due to changes in foreign currency rates. We believe that changes in the foreign currency exchange rate would not have a material adverse effect on our results of operations as the majority of our foreign transactions are delineated in UBIUK's functional currency, the British Pound.

Item 4.	Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the last day of the quarter ended September 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of September 30, 2009.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending September 30, 2009) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

None

Item 6.	Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10		[Intentionally omitted]
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.

Exhibit Number		Description of Document
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]

Exhibit Number		Description of Document
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract)
10.92	[II]	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors' Compensation Plan, as amended (Management Contract)
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.
10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
14.1	(V)	Code of Ethics

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.

(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	The Company's Annual Report on Form 10-K for the year ended December 31, 2006

(GG)	The Company's Quarterly Report on Form 10Q for the period ended June 30, 2007

(HH)	The Company's Annual Report on Form 10-QK/A for the period ended December 31, 2007

(II)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008.

(JJ)	The Company's Annual Report on Form 10-K for the year ended December 31, 2008.

(KK)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(LL)	The Company's Current Report on Form 8-K filed as of August 31, 2009.

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

†10.98	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

† Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: November 14, 2009	By: By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Dated: November 14, 2009	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary