Form 10-K
period 2009-12-31
MENDOCINO BREWING CO INC
filed 2010-03-31
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 (Mark One)
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
or
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

COMMISSION FILE NUMBER 1-13636

MENDOCINO BREWING COMPANY, INC.
(Exact name of Registrant as Specified in our Charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any , every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated Filer ☐    Accelerated Filer ☐    Non-accelerated Filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average of the closing bid and asked prices for such stock as reported by the NASDAQ OTC Bulletin Board on June 30, 2009 was $355,600.

The number of shares of the registrant's Common Stock outstanding as of March 29, 2010 was 12,427,262.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING INFORMATION

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. Unless the context otherwise requires, references in this annual report to “we,” “us,” “our,” or the “Company” refer to Mendocino Brewing Company, Inc. together with its subsidiaries. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation." If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

In addition, such statements could be affected by general industry and market conditions and growth rates, and by general economic and political conditions in the markets in which we compete. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1. BUSINESS

OVERVIEW

Mendocino Brewing Company, Inc., a California corporation,(the “Company”)  was founded in 1983. We were one of the first modern craft brewers, having opened the first new brewpub in California and the second in the United States following the repeal of Prohibition. We have been recognized for our innovations in the brewpub concept, our craft brew style and our distinctive labels. In 2008, we celebrated our 25th anniversary. (In this Annual Report, the term "the Company" and its variants and the terms "we," "us," and "our" and their variants are generally used to refer to Mendocino Brewing Company, Inc. together with its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity.)

We operate in three geographic markets, domestic (the United States) (referred to in this Annual Report as the "Domestic Territory"), Europe (including Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) and Canada (collectively, referred to with Europe as the "Foreign Territory"). Our European operations are primarily in the United Kingdom.

Our domestic operations consist primarily of brewing and marketing proprietary craft beers, including Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, White Hawk Original IPA, and Red Tail Lager, and a licensed international specialty beer, Kingfisher Premium Lager. For domestic distribution, we brew our brands in our own facilities, which are located in Ukiah, California and Saratoga Springs, New York. Domestically, we distribute our products in most of the states and the District of Columbia.

Our foreign operations, which are conducted through our wholly-owned subsidiary United Breweries International (U.K.) Limited ("UBI") and UBI's wholly-owned subsidiary UBSN, Limited ("UBSN"), consist primarily of the marketing and distribution of Kingfisher Premium Lager in the European Territory through Indian restaurants, chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). We hold an exclusive license from United Breweries Limited, an Indian public limited company ("UB Limited") to brew and distribute Kingfisher Premium Lager. Our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the Board of UB Limited.

All of our beers sold in the Foreign Territory are brewed in England under a contract with Shepherd Neame, Ltd. ("Shepherd Neame"), a prominent English brewer. Although UBSN is the sole distributor of Kingfisher Premium Lager in the United Kingdom, Ireland, continental Europe, and Canada, it does not physically distribute our products to our ultimate trade customers, relying instead on specialty restaurant trade distributors in the United Kingdom and Shepherd Neame, acting as UBSN's agent, on a commission basis, for distribution to the supermarket, liquor and convenience store trade.

COMPANY BACKGROUND

We first bottled our flagship brand, Red Tail Ale, in December 1983, and conducted our initial public offering in February 1995. We completed construction of our brewery in Ukiah, California in May 1997. This facility, which has a current annual packaging capacity of 100,000 brewers' barrels ("bbl.") assuming one eight hour shift per day, was designed to enable our production capacity at such facility to be expanded to 200,000 bbl. per year with the inclusion of additional equipment.

Our New York subsidiary, Releta Brewing Company, LLC, d/b/a Ten Springs Brewery ("Releta"), which is located in Saratoga Springs, New York, commenced production in our leased facilities in February 1998. This facility, which has a current annual packaging capacity of 90,000 bbl. assuming one eight hour shift per day, was also designed to enable our production at such facility to be expanded to 200,000 bbl. per year with the inclusion of additional equipment.

In July 1998, we purchased certain assets from Carmel Brewing Company, Inc., a California corporation ("Carmel Brewing"), including trademarks, trade names, and other brand related assets as well as certain points of sale and brewing ingredients inventory. We continue to bottle and sell beer under the Carmel Brewing name.

On August 13, 2001, we acquired UBI together with UBI's wholly-owned subsidiary UBSN, from Inversiones Mirabel, S. A., a Panamanian corporation, ("Inversiones") in exchange for MBC stock then valued at approximately $5,500,000 (the "UBI Acquisition"). UBI and UBSN primarily market, sell, and distribute Kingfisher Premium Lager in the Foreign Territory. Kingfisher Premium Lager, which is the flagship brand of UB Limited is a recognized international brand, with widespread distribution outside our geographic markets.

We also acquired the United States brewing and distribution rights for Kingfisher Premium Lager as a result of the UBI Acquisition. We brew Kingfisher Premium Lager in our Saratoga Springs, New York and Ukiah, California facilities. We have engaged Shepherd Neame to brew Kingfisher Premium Lager for distribution in the Foreign Territory.

During the last quarter of fiscal year 2005, United Breweries of America, BVI, a British Virgin Islands corporation ("UBA-BVI"), an indirect beneficial owner of a majority of our outstanding shares, merged into United Breweries Holdings, Ltd., an Indian public limited company ("UBHL"). As a result of the merger of UBA-BVI into UBHL, UBHL acquired indirect control over approximately 78% of our then outstanding shares. Dr. Mallya is the Chairman of the board of directors of UBHL.

INDUSTRY OVERVIEW

DOMESTIC MARKET

We are a brewer in the craft brewing segment of the United States beer industry. The United States domestic beer market falls into a number of market categories, some of which include low-priced, premium, super premium, lite, import, and specialty/craft beers. In the Domestic Territory, we compete in the specialty/craft category, which is currently estimated by Brewers Association to be approximately 9.1 and 8.6 million barrels per year in 2009 and 2008, respectively. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews. The domestic beer market is dominated by large domestic and international brewers. The craft brewing segment is growing, but is relatively small. Recently, the United States beer market has seen two trends, the number of craft brewers have increased in number and the large domestic brewers (i.e., InBev S.A.'s acquisition of Anheuser-Busch Companies, Inc.) have merged or been acquired by other large domestic and international brewers. The InBev-Anheuser-Busch group and SAB MillerCoors group account for approximately 80% of the beer shipped in the United States. Since our formation in the 1980s, the rate at which the craft beer segment has grown has fluctuated over the years. The national domestic brewers have increased the competition by producing their own fuller-flavored products to compete against craft beers. The introduction of flavored malt beverages starting in 2001 has also increased competition in the beer market. Additionally, the wine and spirits market has seen an increase in recent years, attributable to competitive pricing, television advertising, increased merchandising and resurgent consumer interest in wine and spirits.

EUROPEAN MARKET

The vast majority of our sales in the European Union are made in the United Kingdom. During fiscal years 2009 and 2008 our sales in the United Kingdom constituted approximately 89% of our total sales in the Foreign Territory. Sales in the Foreign Territory primarily consist of sales of Kingfisher Lager. We have production and distribution rights for Kingfisher Lager in the United Kingdom and the other European Union countries.

Within the European Union, we primarily distribute our products through Indian restaurants using specialist restaurant trade distributors. In addition, we distribute our products through other licensed premises and through other retail outlets such as supermarkets, liquor stores, and licensed shops and convenience stores.

CANADIAN MARKET

During fiscal years 2009 and 2008 our sales in Canada constituted approximately 2% of our total sales in the Foreign Territory. We have production and distribution rights for Kingfisher Lager in Canada.

OUR BUSINESS

We are a pioneering brewer in the specialty craft brewing segment in the United States. We produce high quality ales and lagers in our own breweries in the United States. Through our subsidiary in the United Kingdom, we have production and distribution rights to Kingfisher Premium Lager (Kingfisher) in the European Union, Canada and the United States. Generally sales are done through distributors.

THE HOPLAND TAVERN ALE HOUSE AND MERCHANDISE STORE

The historic Hopland tavern ale house and merchandise store serves to market our products in the Domestic Territory. Located on a tourist route in Hopland, California, 100 miles north of San Francisco, the Hopland Brewery opened in 1983 as the first new brewpub in California and the second in the United States following the repeal of Prohibition.

Beverages served at the Hopland tavern include Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, Peregrine Golden Ale, White Hawk IPA, and a seasonal brew. The adjacent merchandise store sells our brews and merchandise such as hand-screened label T-shirts, posters, engraved glasses and mugs, logo caps and other brewery-related gifts.

PRODUCTS

We produce a variety of flavorful craft beers by using high quality ingredients in our brewing process. For distribution in the Domestic Territory, we brew six ales, one wheat beer, three lagers, one stout and a root beer on a year-round basis, and five seasonal ales. All of these products are brewed at our production facilities in Ukiah, California, and Saratoga Springs, New York. The locations of the breweries are well positioned to serve the large markets of California, New York and the New England states.

In the Foreign Territory, we currently distribute Kingfisher Premium Lager.  Kingfisher is the leading Indian beer by sales volume in India and abroad.

Our principal products are as follows.

            RED TAIL ALE, a full flavored amber ale, is our flagship brand. It is available year-round in 12 oz. six-packs and twelve-packs, half-barrel kegs, and 5 gallon kegs.

BLUE HERON PALE ALE is a golden ale with a full body and a distinctive hop character. It is available year-round in 12 oz. six-packs and twelve-packs, half-barrel kegs, and 5 gallon kegs.

BLACK HAWK STOUT is a rich bodied stout with big traditional flavors. It is available year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

EYE OF THE HAWK SELECT ALE is a rich bodied amber ale. It is available year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

WHITE HAWK ORIGINAL IPA is a heavily hopped ale with distinctive hop character and bold malt flavor. It is available year-round in 12 oz. six-packs and half-barrel kegs.

RED TAIL LAGER is a traditional lager, with a smooth light feel and a crisp sweet finish. It is currently available year-round only in northern California in 12-oz. six packs and half-barrel kegs.

KINGFISHER PREMIUM LAGER is a conventionally fermented specialty lager with a smooth crisp taste. In the Domestic Territory, Kingfisher Premium Lager is currently available year-round in 12 oz. six-packs, 22 oz. bottles, half-barrel kegs, and 5 gallon kegs. In the Foreign Territory, it is available year-round, in 330ml and 660ml bottles in multi-packs in the United Kingdom, Ireland, and continental Europe and in 330ml bottles in Canada, as well as in a variety of keg sizes. In the United Kingdom, it is also available on tap in Indian restaurants. In the United States, it is available on tap in a few pubs and Indian restaurants.

DISTRIBUTION METHODS

In the Domestic Territory, our products are sold through wholesale distributors to consumers at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants, and convenience stores.

Most of our brands are also available on draft. Our products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer, and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Together with our distributors, we market our products to retail outlets and rely on our distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. We also offer a variety of ales and lagers directly to consumers at the tavern and merchandise store in Hopland, California and our tasting room attached to the Saratoga Springs brewery in New York.

In the Foreign Territory, our products are distributed primarily through Indian restaurants by specialist restaurant trade distributors. Such points of sale represent approximately 95% of our total sales volume in the Foreign Territory, with the remaining 5% of sales volume attributed to sales in supermarkets, liquor stores, and licensed shops and convenience stores. The majority of our restaurant sales are through our on-tap draft installations. UBSN also exports Kingfisher Premium Lager to 16 European markets outside of the United Kingdom and to Canada, and our sales growth in those markets typically correlates with the establishment and proliferation of Indian restaurants in such locations.

Distribution and retailing of products in Canada involves a wide range and varied degree of government control through provincial liquor boards. We distribute our products through Provincial Liquor Control Boards or independent distributors, as per regulation applicable to each province.

COMPETITION

In the Domestic Territory, we compete against a variety of brewers in the craft beer segment, including brewpubs, microbrewers, regional craft brewers, and craft beer products of major national breweries. Additionally, the entire craft beer segment competes to some extent with other segments of the United States beer market, including major national brands like Budweiser and Miller and imported beers such as Heineken and Becks.

The lager market in the United Kingdom is dominated by major international brands such as Stella Artois, Carling, Heineken, Budweiser, and Becks, both in the restaurant and pub sectors and in sales through supermarkets and other retail outlets. Our products are marketed through Indian and other restaurants, major supermarket chains, smaller chains, and individual stores. In all of these sectors, we face competition from other ethnic and international brands produced by local and large international brewers. We promote Kingfisher Premium Lager as the worldwide No. 1 selling premium Indian lager brand. We promote the brand through our significant participation in events directed at the Indian restaurant trade and volume driven promotions in supermarkets and Cash & Carry stores, a retail chain in the United Kingdom.

The larger domestic and international brewers have introduced more fuller-flavored beers, and these are meant to compete with our craft beer offerings. The participation by larger domestic and international brewers increases competition and price sensitivity within the craft beer segment. The craft brewers compete on product quality, taste profile, and consistency.

We face tough competition in the Domestic Territory as well as in the Foreign Territory. We compete with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments. We must also vie for marketing focus by our distributors and their customers, all of which also distribute and sell other beer and alcoholic beverage products. Many of these competitors have substantially greater financial and marketing resources and distribution networks than us. Moreover, the introduction of new products by competitors that compete directly with our products, or that diminish the importance of our products to retailers or distributors may have a material adverse effect on our results of operations, cash flows and financial position.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Production of our beverages requires quantities of various agricultural products, including malt, hops and malted wheat for beer. We fulfill our commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. In the Foreign Territory, these purchases are made directly by Shepherd Neame, which brews our products on a contract basis. We experienced substantial increase in the price of hops during 2008 due to low availability and high demand. High prices for hops continued in 2009. In 2008 the Company entered into a long term contract to purchase hops which should decrease the amount spent by the Company on hops over the next two years. The commodity markets have experienced and we believe that the commodity markets will continue to experience price, availability and demand fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture.

Our major suppliers in the United States are Great Western Malting Co., Yakima, WA, and Canada Malting Company, Montreal, Canada (malt); Hop Union LLC, Yakima, WA (hops); Gamer Packaging Inc., Minneapolis, MN (bottles and crowns); Alliance Packaging, Seattle, WA, and International Paper Co. Pittsburg, PA (cartons); Sierra Pacific Packaging, Oroville, CA and Keystone Paper and Box Co, South Windsor, CT (carriers); and DWS Printing Associates, Bay Shore, NY (labels).

Our major supplier for the Foreign Territory is Shepherd Neame, which brews on a contract basis all of our products that are sold in the Foreign Territory. We do not directly purchase any agricultural commodities or other products for use in the Foreign Territory.

DEPENDENCE ON MAJOR CUSTOMERS

Sales to our top five customers in fiscal year 2009 totaled $11,972,100, or approximately 33%, of our total sales, as compared to $10,508,300 or 28% of total net sales for fiscal year 2008.

In our Domestic Territory, sales to Mesa Distributing Company, Inc. totaled approximately 8.7% and 8.6% of our domestic sales (or approximately 3.7% and 3.6% of our total sales) for fiscal years 2009 and 2008, respectively.

Sales to our principal European customer, Shepherd Neame during fiscal year 2009 represented approximately 31.8% of our European Territory sales (or approximately 18.4% of our total sales), as compared to approximately 22.2% of European Territory sales (or approximately 12.9% of total sales) in fiscal year 2008. No other individual customer accounted for more than 5% of our total sales during fiscal years 2009 or 2008.

Seasonality

Our product sales are seasonal, with the first and fourth quarters historically being the slowest and the rest of the year typically having stronger sales. The sales volume can be affected by weather. Accordingly, our results for any individual quarter may not be indicative of the results that may be achieved for the full fiscal year.

Sales and Marketing

We market our products through various promotional programs with our distributors and wholesalers. The sales and marketing staff offer support to the wholesalers and retailers by educating them about our products. Our products are promoted at local art, music and food festivals, and restaurants and pubs. We have a tasting room in at our Saratoga Springs brewery and a brewpub in Hopland California.  We also utilize signs, tap handles, coasters, logo glassware and posters to promote our products in bars, pubs and restaurants.

We also participate in various consumer promotion programs, primarily ‘post-offs’ that are often done in conjunction with our distributors and retailers. Additionally, we also occasionally advertise our products in print media.

TRADEMARKS

We have U.S. federal trademark registrations on the principal register of the United States Patent and Trademark Office for the following marks: MENDOCINO BREWING COMPANY word mark (Reg. No. 2,441,141), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL design mark (Reg. No. 2,011,817), BLUE HERON PALE ALE design mark (Reg. No. 2,011,816), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), YULETIDE PORTER word mark (Reg. No. 1,666,891), BREWSLETTER word mark (Reg. No. 1,768,639), PEREGRINE GOLDEN ALE word mark (Reg. No. 2,475,522), HOPLAND BREWERY word mark (Reg. No. 2,509,464), BLACK EYE ALE word mark (Reg. No. 2,667,078), WHITE HAWK ORIGINAL IPA word and design mark (Reg. No. 2,956,999), RAPTOR RED LAGER word and design mark (Reg. No. 3,113,619), and BLACK HAWK STOUT word mark (Reg. No. 3,205,652).

We use the BLUE HERON word mark under a concurrent use agreement with Bridgeport Brewing Company which gives us the exclusive right to use the BLUE HERON word mark throughout the United States with the exception of Oregon, Idaho, Washington, and Montana. Bridgeport Brewing Company, the other concurrent use party, has the exclusive right to use the BLUE HERON word mark in those states.

Our use of the BLACK HAWK STOUT word mark is, by agreement with Hiram Walker & Sons, Inc., subject to the restriction that it be used solely to identify and distinguish malt beverage products namely, beer, ale and stout, and only in conjunction with the words "Mendocino Brewing Company."

Our United States federal trademark registration for the BLUE HERON word mark (Cancelled Reg. No. 1,820,076) was cancelled as a result of an alleged technical deficiency in registration compliance filings. We continue to use the BLUE HERON word mark and claim common law trademark rights in and to that mark. We presently have a pending application on file with the United States Patent and Trademark Office for the re-registration of the BLUE HERON word mark.

We claim common law trademark rights in and to the TALON BARLEY WINE ALE word mark and TALON BARLEY WINE ALE word and design mark and intend to register the marks with the United States Patent and Trademark Office.

We have acquired the trademark CARMEL BREWING COMPANY and any other variation of the same as used by Carmel Brewing Company and claim common law trademark rights in and to all such marks. We have also acquired the rights to use the RAZOR EDGE word mark through a License Agreement with Beverage Mates, Ltd. However, we are currently not using the RAZOR EDGE mark, and it is unclear whether we will use the mark in the future. The original term of the RAZOR EDGE License Agreement ended in 2008, but has been automatically renewed. License fees are calculated based on sales of the product. We have not had any sales of this brand since 2001.

LICENSE AGREEMENTS

In August 2001, we acquired UBI and its wholly-owned subsidiary UBSN, which hold the exclusive brewing and distribution rights for Kingfisher Premium Lager in the United Kingdom, Ireland, continental Europe, and Canada through a licensing agreement with UB Limited. Under its terms, this licensing agreement is currently scheduled to remain in effect until October 2013.

In July 2001, we entered into the Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., pursuant to which we obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. Under its terms, this agreement is currently scheduled to remain in effect until October 2013.

Since 1998, UBI and UBSN have licensed to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, Ireland, and continental Europe. The price UBSN pays to Shepherd Neame for brewing Kingfisher Premium Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Premium Lager and other factors. (For additional information see "Item 13. — Certain Relationships and Related Transactions - Shepherd Neame - Brewing Agreement".) Under its terms, this agreement is currently scheduled to remain in effect until October 2013.

In April 2004, we entered into a licensing agreement with Frank's Famous Foods ("FFF") and granted a non exclusive license to FFF for the trademark and trade name Red Tail Ale to be used in the manufacture and sale of barbecue sauces and marinades. FFF pays us licensing fees ranging from $1.50 to $3.00 per case sold. This licensing agreement is scheduled to terminate April 2, 2012.

GOVERNMENTAL REGULATION

Our Domestic Territory operations are subject to licensing by local, state and federal governments, as well as to regulation by a variety of state and local agencies. We are licensed to manufacture and sell beer by the Departments of Alcoholic Beverage Control in California and New York. A federal permit from the United States Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (the "TTB") (formerly the Bureau of Alcohol, Tobacco, and Firearms) allows us to manufacture fermented malt beverages. To keep these licenses and permits in force we must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, or company structure must also be made to these regulatory agencies. The TTB must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities totaling in the aggregate 10% or more of our outstanding securities be investigated as to their suitability of character. Our production operations must also comply with the Occupational Safety and Health Administration's workplace safety and worker health regulations and comparable state laws. Management believes that we are presently in compliance with the aforementioned laws and regulations. In addition, we have implemented our own voluntary safety program. The Hopland tavern is regulated by the Mendocino County Health Department, which requires an annual permit and conducts spot inspections to monitor compliance with applicable health codes.

In the United States, the federal excise tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. for brewers producing less than 2,000,000 barrels per year. The California excise tax rate is $6.20 per bbl. The State of New York presently imposes on brewers an excise tax of $3.88 per bbl. for production in excess of 100,000 bbl. per year.

Our operations in the Foreign Territory are subject to regulation by United Kingdom and European laws, as well as by the laws of various individual countries in which UBI distributes our products. Due to the contract brewing arrangement in the Foreign Territory, Shepherd Neame, rather than the Company, is subject to various laws of the European countries regarding production, bottling, packaging, and labeling. In Canada, provincial governments regulate the beer industry, particularly the regulation of the pricing, mark-up, container management, sale, distribution and advertising of beer. Distribution and retailing of products in Canada involves a wide range and varied degree of government control through provincial liquor boards. We distribute our products through Provincial Liquor Control Boards or independent distributors, as per regulation applicable to each province.

COMPLIANCE WITH ENVIRONMENTAL LAWS

We are subject to various federal, state, and local environmental laws which regulate the use, storage, handling, and disposal of various substances.

Our waste products consist of water, spent grains, hops, glass and cardboard. We have instituted a recycling program for our office paper, newspapers, magazines, glass, and cardboard at minimal cost to us. We sell or give away our spent grain to local cattle ranchers. We have not purchased any special equipment and do not incur any identifiable fees in connection with environmental compliance at our Hopland site.

Ukiah. We have built our own wastewater treatment plant for the Ukiah facility. As a result, we are currently required to pay lower sewer hook-up fees at that location. If our discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., we may be required to pay additional fees. The wastewater treatment facility construction costs totaled approximately $900,000, and the approximate operating costs of the plant are between $6,000 and $10,000 per month. The operating costs of the facility may increase with increased production. We have contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility at a cost of between $4,500 and $5,500 per month. We obtained a Mendocino County Air Quality Control Permit to operate the natural gas fired boiler in Ukiah; this permit is valid until August 30, 2010. Management expects this permit to be renewed each year.

Saratoga Springs. The Saratoga Springs facility is subject to various federal, state, and local environmental laws which regulate use, storage and disposal of various materials. Our solid waste materials consist of spent grain, cardboard, glass, and liquid waste. We have instituted a recycling program for cardboard, office paper and glass at a minimal cost to us. Spent grain is given away to local cattle dairy farms free of charge. We pay approximately $2,500 per month in sewer fees for liquid waste. The sewer discharge from the brewery is monitored and is within the standards set by the Saratoga County Sewer Department. We follow and operate under the rules and regulations of the New York Department of Environmental Conservation for Air Pollution Control.

Various states in which we sell our products in the Domestic Territory, including California and New York, have adopted certain restrictive packaging laws and regulations for beverages that require deposit on packages. Such laws have not had a significant effect on our sales. The adoption of similar legislation by Congress or a substantial number of states or additional local jurisdictions might require us to incur significant capital expenditures for compliance.

In general, European packaging regulations are covered by specifications provided by the European Union; we believe we are in compliance with such specifications. We also believe we are in compliance with all applicable Canadian laws and regulations.

We have not received any notice from any governmental agency relating to the violation by us of any applicable environmental law.

Dram Shop Laws

The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. Our brewpub and tasting room have limited hours and our employees have knowledge of this issue. Large uninsured damage awards against us could adversely affect our financial condition.

EMPLOYEES

As of December 31, 2009, MBC employed 57 full-time and 6 part-time individuals in the United States, including 11 in management and administration, 38 in brewing and production operations, 4 in retail and tavern operations and 10 in sales and marketing positions. In England, UBI and UBSN together employed 12 people in sales and marketing and 8 in managerial and administrative positions. Management believes that our relations with our employees are generally good.

Approximately 14 employees currently engaged in brewing, bottling, warehousing, and shipping at the Ukiah brewery elected Teamsters Local No. 896, International Brotherhood of Teamsters, AFL-CIO (the "Union") to represent them as a collective bargaining agent. We and the Union renewed the collective bargaining agreement effective August 1, 2008. Such collective bargaining agreement will expire on July 31, 2013. All of such 14 employees' positions henceforth must be held and filled by members of the Union.

RESEARCH AND DEVELOPMENT

We have not spent any material amount during the last two fiscal years on research and development activities nor on customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

ITEM 1A. RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, described below are risks and uncertainties that we believe are most likely to be material to our business and results of operations. Our business operations and results may also be adversely affected by additional risks and uncertainties not presently known, or which we currently deem immaterial, or which are applicable in general to the industries in which we compete or to the economy. Any of the following risks or uncertainties might cause our business, financial condition, results of operations or cash flows to suffer.

LACK OF PROFITABLE OPERATIONS: We incurred a net loss for fiscal year 2009. Historically, the Domestic Territory operations have resulted in a net loss. Since fiscal year 2005, operations in the Foreign Territory have also resulted in a net loss. We believe such losses are attributable to low sales volume in our Domestic Territory and higher operating expenses in the Foreign Territory. Our business is also subject to certain fixed and semi-variable operating costs, which, when combined with the difference between current levels of production and maximum production capacity, may cause our gross margins to be sensitive to small increases or decreases in sales volume in the Domestic Territory. In addition, higher cost of materials in 2009 resulted in increased materials costs. We may not be able to offset such increased expenses with comparable price increases in our products, which could also impact our gross margins. We may not be successful in our efforts to increase sales volume and utilization rates. Moreover, it is uncertain when, if at all, our operations will become profitable once again. Future operating losses may have a material adverse effect on our cash flows and financial position.

LIQUIDITY: Low utilization of the production capacity at our Ukiah and Saratoga Springs facilities and losses from our European operations continued to place demands on our working capital. We have loans, lines of credit, other credit facilities, and lease obligations with various creditors. Any breach of a loan by us which leads to our default, inability of any lender to continue offer credit facilities, our inability to refinance credit facilities when they become due, or an attempt by one of our creditors to exercise our rights to certain of our tangible or intangible assets which have been used as collateral or which have been pledged as security for our obligations, could potentially make it difficult, at least in the short term, for us to continue our operations.

We rely on short and  long-term debt to meet our working capital needs.  As described in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms of the Company's loan agreement with Marquette Business Credit, Inc. require that we meet certain financial covenants. We did not meet two of these covenants in such loan agreement in the past which resulted in default of such covenants leading to higher borrowing costs. The default has not been cured as of the date of filing of this report. However, no default actions were commenced by the lender causing cross-defaults. We are seeking modification of the agreement and the associated covenants with our lenders. We may not be able to generate financial results sufficient to meet the financial covenant measurements, which would cause us to be in violation of the loan agreement. Failure to meet the covenants required by the loan agreement is an event of default and, at its option, the lender could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, we would seek to refinance the loan with one or more lenders, potentially at less desirable terms. Given the current economic environment and the tightening of lending standards by many financial institutions, including some of the banks that we might seek credit from, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

Our management is continually focused on increasing profitability through cost savings initiatives, increasing sales volume and the price of our products and will continue to do so in 2010. Management believes that the Company can meet its normal cash flow requirements and comply with the terms of its loan agreement and possible financial support from our majority shareholder, but there is no complete assurance that we can do so. The failure to satisfy our working capital requirements could have a material adverse effect on our financial position and future operations.

Our credit agreements have covenants that limit our near-term capital expenditures.  Maintaining our facilities or entering into new product or packaging introduction may require incremental capital expenditures; however, per the terms of our loan agreements with our lenders, our capital expenditures will be limited to specified amounts (based on a formula). If the capital expenditures necessary to maintain our facilities or bring new products or packaging to market are greater than the amounts to which we are limited by this arrangement, our ability to maintain or increase sales growth could be impaired, which could materially adversely affect our business.

During 2009, the amount due to Shepherd Neame increased by approximately $5.6 million and the amount due from Shepherd Neame increased by approximately $4.5 million thereby significantly increasing our aggreagate accounts payable and accounts receivable balances at December 31, 2009. We do not expect such increases will result in any adverse liquidity situation in the next 12 months. We have conducted business with Shepard Neame since 1998. By the end of our first quarter of 2010 , we expect both our payables and receivables will significantly be reduced, since we have made substantial payments (approximately GBP 1 million) to Shepherd Neame and also collected significant sums from Shepherd Neame.

COMPETITION: We face intense competition in both our Domestic Territory as well as in our Foreign Territory from both competitors in the beer market and producers of wine and spirits. Certain of our competitors have substantially greater financial and marketing resources and more extensive distribution networks than we do. In addition, the introduction of new products by existing competitors or new entrants into the market may impact our market share. Moreover, consumer preference and consumer trends may result in a decrease in demand for our products which could also have an impact on our results of operations.

RAW MATERIALS: We are dependent on a limited number of suppliers, and in some instances on a sole supplier, for the majority of the raw materials and packaging materials used in our operations. As a result, an interruption in the supply chain may have an adverse effect on our operations if we were unable to find an alternative supplier at a comparable price. Our cost of materials, particularly that of barley, wheat, malt and hops increased significantly during the year 2008 (and early 2009) due to limited supply and higher demand (See Part 1, Item 1, “Sources And Availability of Raw Materials’). In 2009, the Company entered into a long term contract to purchase hops which should cause the amount spent by the Company on hops to decrease over the next two years. We may not be in a position to pass the entire cost increase to our customers which may have an adverse effect on our operations.

DEPENDENCY ON CONTRACT BREWING ARRANGEMENTS: We have entered into short term non-binding arrangements with several brewers to brew and package their brands at our brewing facilities, predominantly at our Releta facility. Approximately 22% of our sales volume in the Domestic Territory for fiscal year 2009 includes sales made under such contract brewing arrangements. There is no certainty that such existing arrangements will be extended in the future or that we will be able to enter into new arrangements. Any significant variation in these arrangements could have a material adverse effect on our results of operations, cash flows and financial position.

           DEPENDENCY ON DISTRIBUTORS: We sell beer to independent beer distributors for distribution to retailers and, ultimately, to drinkers. Although the Company currently has arrangements with its wholesale distributors to distribute the products, sustained growth will require it to maintain such relationships and possibly enter into agreements with additional distributors. Changes in control or ownership of the current distribution network could lead to less support of our products. No assurance can be given that we will be able to maintain or secure additional distributors on terms favorable to us.  Our ability to maintain  existing distribution arrangements may be adversely affected by the fact that many of our distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If our existing distribution agreements are terminated, we may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution.

ARRANGEMENT WITH SHEPHERD NEAME: UBI and UBSN entered into a brewing agreement that grants Shepherd Neame the exclusive right to brew and package all beers sold under the Kingfisher trademark in the United Kingdom, and to distribute such products elsewhere in the Foreign Territory. Continued losses in the European Territory has increased the working capital gap and diminished our ability to timely settle our dues. Any interruption of the brewing, packaging or distribution of our products by Shepherd Neame for any reason is likely to have a material adverse effect on our results of operations, cash flows and financial position.

GROSS MARGINS: Our gross margins may fluctuate while our expenses remain constant.  We anticipate that our future gross margins will fluctuate and may even decline as a result of many factors, including to disproportionate depreciation and other fixed and semi-variable operating costs, and the level of production at our breweries in relation to current production capacity. Our sales volume is much lower than our brewing and packaging capacities leading to under utilization (See “Item 2 – Properties” below). Both of our brewing facilities incur maintenance costs, property taxes, and other costs on a level consistent with their maximum capacity rather than with their current utilization levels. Our high level of fixed and semi-variable operating costs causes gross margin to be especially sensitive to relatively small increases or decreases in sales volume. In addition, other factors beyond our control that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and federal or state excise taxes. Our inability to align costs and utilization rates affects our capital, liquidity, and management resources. Failure to adequately align such costs and utilization rates may have a material adverse effect on the our business, financial condition, and results of operations.

MATERIAL CONTRACT FOR THE SUPPLY OF KEGS: We have entered into an exclusive Keg Management Agreement with MicroStar Keg Management LLC ("MicroStar") which expires in September 2014. Under the terms of the agreement with MicroStar, we receive our entire supply of kegs exclusively from MicroStar. Moreover, pursuant to the terms of the agreement, if the agreement is terminated, we are required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar. If we are required in the future to purchase such kegs, we may need additional funds for such purchases. An interruption in the supply of kegs by MicroStar to us or, in the case of termination of the agreement, our failure to obtain the necessary funding to facilitate such purchases could have a material adverse effect on our business, results of operations, cash flows or financial position.

ECONOMIC CONDITIONS: There is an increasing concern over current economic conditions in our domestic as well as Foreign territories and its impact on consumer spending. This may adversely affect the sale of our products. Our business is seasonal in nature, and we are likely to experience fluctuations in our results of operations and financial condition.  Sales of our products are somewhat seasonal, with the first and fourth quarters historically being the slowest and the rest of the year generating stronger sales. Our sales volume may also be affected by weather conditions. Therefore, our results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. If an adverse event such as a regional economic downturn or poor weather conditions should occur during the second and third quarters, the adverse impact to our revenues would likely be greater as a result of our seasonal business.

SEASONALITY: Sales of craft beer products in the United States and beer sales in the United Kingdom are somewhat seasonal, with the winter months historically being the slowest and the summer months generating stronger sales. Our sales volume may also be affected by weather conditions. Therefore, the results for any quarter may not be indicative of the results that may be achieved for the full fiscal year. If an adverse event such as a regional economic downturn or poor weather conditions should occur during the second and third quarters, the adverse impact to our revenues would likely be greater as a result of the seasonal business.

ECONOMIC DOWNTURN: Economic conditions have deteriorated significantly in the United States, the United Kingdom and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

POTENTIAL ADDITIONAL REGULATION AND TAXATION: The manufacture and sale of alcoholic beverages is a business that is highly regulated and taxed at the federal, state and local levels. Our operations may be subject to more restrictive regulations and increased taxation by federal, state and local governmental agencies than those of non-alcohol related businesses. For instance, brewery and wholesale operations require various federal, state and local licenses, permits and approvals. In addition, some states prohibit wholesalers and retailers from holding an interest in any supplier such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer and/or supplier. The loss or revocation of any existing licenses, permits or approvals, failure to obtain any additional or new licenses, permits or approvals, when required, or the failure to obtain approval for the transfer of any existing permits or licenses, could have a material adverse effect on our ability to conduct our business. Because of the many and various state and federal licensing and permitting requirements, there is a risk that one or more regulatory authorities could determine that we have not complied with applicable licensing or permitting regulations, paid the appropriate excise taxes or do not maintain the approvals necessary to conduct business within their respective jurisdictions. There can be no assurance that any such regulatory action would not have a material adverse effect upon us or our operating results.

Increasing the federal and/or state excise tax on alcoholic beverages, or certain types of alcoholic beverages such as flavored malt beverages, is frequently proposed in various jurisdictions either to increase revenues or discourage purchase by underage drinkers. If adopted, these measures could affect some or all of our products. If federal or state excise taxes are increased, we may have to raise prices to maintain present profit margins which may have an impact on our sales volume.  Higher taxes may reduce overall demand for beer, thus negatively impacting sales of our products. Recently, states have been reviewing the state tax treatment for flavored malt beverages which could result in increased costs for the Company and decreased sales.

Further federal or state regulation may be forthcoming that could limit distribution and sales of alcohol products. Such regulation might reduce our ability to sell our products at retail and at wholesale and could severely impact our business.

CHANGE IN PUBLIC ATTITUDE AND DRINKING PREFERENCES: There is an increasing public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. This may adversely affect consumption of alcoholic beverages. Consumer drinking preferences may also change due to availability of a variety of products in the craft brew segment. Any change in government regulation or shift in consumer preference may have an adverse impact on our operations. Consumer demand for luxury items, which includes craft beer, is sensitive to downturns in the economy and the corresponding impact on discretionary spending. Changes in discretionary consumer spending or consumer preferences brought about by the factors such as perceived or actual general economic conditions, job losses and the resultant rising unemployment rate, perceived or actual disposable consumer income and wealth, the current United States economic recession and changes in consumer confidence in the economy, could significantly reduce customer demand for craft beer in general, and the products we offer specifically. Certain of our core markets, particularly in the western and northeastern regions of the United States, have been harder hit by the economic recession, with job loss and unemployment rates in excess of the national averages. Furthermore, any of these factors may cause consumers to substitute our products with the fuller-flavored national brands or other more affordable, although lower quality, alternatives available to the consumers. In either event, this would likely have a significant negative impact on our operating results.

ADVERTISING AND MARKETING EFFORTS: The sales and marketing programs used by us to generate demand for our products may be unsuccessful.  In the future this could lead to lowering prices that we charge for our products from our historical levels, depending on competitive factors in our various markets. To increase demand for our products, we have participated in price promotions with our wholesalers and retail customers in most of our markets. The number of markets in which we participate in price promotions and the frequency of such promotions may change depending upon market conditions. There can be no assurance that our price promotions will be successful in increasing demand for our products. If consumers were unwilling to accept our products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. If the flavored alcohol beverage market, the wine market, or the spirits market continues to grow, this could draw consumers away from our products and have an adverse effect on sales and results of operations. Furthermore, if beer consumption in general were to fall out of favor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, our operations could be adversely affected.

INSURANCE: We may experience material losses in excess of insurance coverage.  We believe that we have  a reasonable amount of insurance coverage for a business of our size and type. There are, however, certain types of catastrophic losses that are not generally insured because it is not economically feasible to insure against such losses. Should an uninsured loss or a loss in excess of insured limits occur, such loss could have an adverse effect on our results of operations and financial condition.

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

COMMON STOCK PRICE: Our common stock price could be subject to significant fluctuations and/or may decline.  The market price of our common stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:
-	the entry into, or termination of, key agreements;
-	the introduction of new products by us or our competitors;
-	future sales of our common stock;
-	variations in our operating results;
-	changes in the market values of public companies that operate in our business segment;
-	general market conditions; and
-	domestic and international economic factors unrelated to our specific performance.

In 2009, the stock markets in general experienced increased volatility that has sometimes been unrelated to the operating performance of a particular company. These broad market fluctuations may cause the trading price of our common stock to decline.

DIVIDENDS: We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we will likely retain future earnings for reinvestment in our business.

SECTION 404(b) of the SARBANES-OXLEY ACT OF 2002: We will be subject to reporting on internal controls in accordance with Section 404(b) of The Sarbanes-Oxley Act and the requirement that our registered public accounting firm provide an attestation report regarding internal control over financial reporting for fiscal years ending on or after June 15, 2010. We are currently unable to predict the cost or difficulties required to complete such certifications. We may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We may not be able to remediate these problems on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude in the future that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

BREWING FACILITIES

We own nine acres of land in Ukiah, California on which our Ukiah brewery is located. Management believes that this facility is adequate for our current capacity and also provides space for future expansion. Grand Pacific Financing Corporation currently holds a first deed of trust on this property in connection with a loan advanced to us. (See "Item 7. — Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Grand Pacific Financing Corporation Loan".) The principal amount outstanding on the loan as of December 31, 2009 was $2,849,100.

We have estimated the life of the building at 40 years and depreciate the cost of the building on a straight-line method over its anticipated life. We do not depreciate the cost of the land. Our tax basis on the Ukiah facility is $10,750,000. Various other assets incorporated in this facility are being depreciated, on a straight-line basis, at rates of between 10 and 20 years. Property taxes are currently assessed on the Ukiah property at a rate of 1.125%, for an annual tax of $121,000.

We also lease 3.66 acres in Saratoga Springs, New York, on which the Ten Springs Brewery facilities are located. In the years 2004 and 2009, we leased additional warehouse space and the current term of this lease expires on July 2014  with an option to extend for three successive terms of five years each if the lease is not in default.

The brewery in Ukiah, California has a current annual cellar capacity based on current product mix of approximately 50,000 bbl. The annual sales volume from this facility was approximately 44,100 bbl. or 88% of maximum capacity in 2009, as compared with 46,600 bbl. or 93% of maximum capacity in 2008. The brewery at Saratoga Springs, New York currently has an annual cellar capacity based on current product mix of approximately 40,000 bbl. per year. Our annual sales volume from this facility was approximately 27,900 bbl. or 56% of our maximum  capacity in 2009, as compared with 26,800 bbl. or 53% of our then maximum capacity in 2008. Cellar capacity can be expanded by addition of tanks of desired size and quantity.

Ukiah and Saratoga Springs breweries have annual packaging capacity of 100,000 bbl. and 90,000 bbl. respectively on a single shift basis and each brewery has annual brewing capacity of 200,000 bbl. (See “Item 1A – Risk Factors – Gross Margins” above.)

TAVERN

            We have leased a 2,275 square foot building in Hopland on which the Hopland tavern ale house and merchandise store are located. The lease on this property expires in August 2010. We intend to negotiate an extension of the lease.

MACHINERY AND EQUIPMENT

We lease certain equipment and vehicles under capital and operating leases which expire at varying times through September 2012. Additionally, we lease equipment and vehicles under various other leases. As these leases expire, it is anticipated that, in accordance with our current practices, the equipment will be acquired pursuant to the terms of the leases and the vehicles will be surrendered.

UBSN has leased a 1,365 square foot office located at Faversham, Kent, in England for a period of 10 years. This lease expires in July 2015. We do not own or lease any other material properties in Europe.

We consider our land, buildings, improvements, and equipment to be well maintained, in good condition, and adequate to meet the operating demands placed upon them. In the opinion of Management, all of these properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

            The Company is involved from time to time in claims, proceedings and litigation arising in the normal course of business. The Company believes that, to the extent that any pending or threatened litigation involving the Company or its properties exists, such litigation will not likely have any material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                       Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Since May 2002, our Common Stock has been quoted on the NASDAQ OTC Bulletin Board, under the symbol "MENB". The table below sets forth, for the fiscal quarters indicated, the reported high and low bid prices for our Common Stock, as reported on the OTC Bulletin Board. The information listed below reflects inter-dealer bids, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

2009	High	Low
First Quarter	$0.20	$0.16
Second Quarter	$0.18	$0.16
Third Quarter	$0.26	$0.15
Fourth Quarter	$0.26	$0.05

2008	High	Low
First Quarter	$0.42	$0.30
Second Quarter	$0.38	$0.33
Third Quarter	$0.38	$0.35
Fourth Quarter	$0.35	$0.16

We had approximately 2,269 holders of our common stock of record as of March 17, 2010. We have never paid a cash dividend on our Common Stock and we do not expect to pay cash dividends in the foreseeable future. Our credit agreements provide that we may not declare or pay any dividend or other distribution on our Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that similar restrictions will remain in effect for as long as we have significant bank financing.

The holders of our 227,600 outstanding shares of Series A Preferred Stock (which are not listed for trading on any market or to our knowledge quoted on any bulletin board or other public quotation system) are entitled to aggregate cash dividends and liquidation proceeds of $1.00 per share before any dividend may be paid with respect to the Common Stock. The Series A Preferred Shares must be canceled after the holders of these shares have received their $1.00 per share aggregate dividend. For additional information see, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Loans and Credit Facilities- Restricted Net Assets."

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

As of December 31, 2009, we had 1,000,000 shares authorized for issuance under an equity compensation plan, the Directors' Compensation Plan, approved by the shareholders.

Prior to 2003, we had a policy of granting shares of Common Stock in lieu of cash to non-employee directors at their option, as compensation for their attendance at meetings of the Board of Directors and of Committees of the Board on which they served, based on a standard schedule of $3,000 per Board meeting attended and $1,000 per committee meeting attended. However, because the market value of our Common Stock fell below $0.50 per share during the latter half of 2003, and has since remained consistently below $1.00 per share (at times falling below twenty cents per share) - which would have increased quite significantly the number of shares otherwise issuable to these directors — the Board of Directors adopted a Directors' Stock Grant Plan under which non-employee directors would receive, as compensation for Board and Committee meetings attended, shares of our Common Stock valued, for the purposes of determining how many shares to issue to each Director, at the higher of the book or market value.

Our Directors' Compensation Plan as amended in 2009 reserved an aggregate of 1,000,000 shares of our unregistered Common Stock to be issued to Directors. Each Director is entitled to receive only that number of shares that is equal to the amount of cash compensation that such Director otherwise would have received for attending Board and Board committee meetings. A Board meeting is valued at $3,000 per meeting and a Board committee meeting is valued at $1,000 per meeting. Pursuant to the Directors' Compensation Plan, for the purposes of determining the number of shares to be issued to each Director, the Common Stock is to be valued at the higher of the book value of the Company's common stock or the average fair market value of the common stock for the year in which the Board meetings occurred.

Dr. Vijay Mallya, Chairman of the Board, receives fixed remuneration described in "Item 11-Executive Compensation – Directors' Compensation for the Year 2009".

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	140,612
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	140,612[1]

1 – Represents shares of the Company's Common Stock available for grant pursuant to the Company's Directors' Compensation Plan.

RECENT SALES OF UNREGISTERED SECURITIES

We have issued thirteen (13) promissory notes pursuant to a Master Line of Credit Agreement between the Company and United Breweries of America, Inc. ("UBA") and one note on substantially similar terms, but unrelated to the Master Line of Credit Agreement, to UBA between September 1999, and March 2005 (the "UBA Notes"). The outstanding principal amount of the UBA Notes, and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2009, the outstanding principal and interest on the UBA Notes totaled approximately $3,133,800, and the UBA Notes were convertible into approximately 2,089,200 shares of our Common Stock. If the UBA Notes were deemed to be securities, our Management believes that the issuance of all such notes is exempt from registration pursuant to Section 4(2) of the Securities Act of 1983, as amended (the "Act"), because UBA, the sole offeree and recipient thereof, has significant business experience, financial sophistication, and knowledge of and familiarity with our business. Management believes that if these notes were eventually to be converted into shares of our Common Stock, the issuance of such shares would also be exempt from registration pursuant to Section 4(2) of the Act.

On November 16, 2009, the Board approved the issuance of an aggregate of 435,576 shares of the Company's unregistered Common Stock to certain of the Company's independent non-employee directors in recognition of services provided to the Board by such directors and as compensation pursuant to the terms of the Company's Directors' Compensation Plan, as amended, for their attendance at Board and Committee meetings held during 2008 and 2007.  The Company believes that the issuance of the aforementioned shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because of the limited numbers of recipients, the significant business experience and financial sophistication of each of the recipients and the intimate knowledge and familiarity with the Company's business possessed by such directors.

ISSUER PURCHASE OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in Form 10-K. With respect to this discussion, the terms “Company,” “we,” “us,” and “our” refer to the consolidated operations of Mendocino Brewing Company, Inc. This discussion and analysis may contain forward-looking statements as a result of many factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this Form 10-K.

OVERVIEW

Since our formation in 1983, we have been brewing and selling our craft beers in the United States. Effective upon our merger with UBI in 2001, we have produced and distributed Kingfisher Premium Lager in the United States, Europe (primarily the United Kingdom) and Canada.

Our operations for fiscal year 2009 resulted in loss from operations of $477,900. After providing for interest, other income and taxes, the net loss was $1,019,700.

In the Domestic Territory, our brewing operations sales (based on volume) were 72,100 bbl. during fiscal year 2009, as compared to 73,400 bbl. in fiscal years 2008. Sales from the Ukiah facility totaled 44,200 bbl., and 46,600 bbl., for the fiscal years 2009 and 2008 respectively. Sales from the Saratoga Springs facility totaled 27,900 bbl. and 26,800 bbl. for the fiscal years 2009 and 2008 respectively. We bottled 5,100 bbl. and 5,300 bbl. in fiscal years 2009 and 2008 respectively, of cider products on a contract basis.

We sold 69,400 bbl. of beer in the Foreign Territory during fiscal year 2009 as compared to 67,500 bbl. during fiscal year 2008. Sales in the United Kingdom accounted for 61,700 bbl. and 59,800 bbl. during 2009 and 2008, respectively. Sales in continental Europe and Canada totaled 7,700 bbl. for each of fiscal years 2009 and 2008. Although the sales of certain brands have fluctuated over the past few years, overall sales levels have remained consistent.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

The following table sets forth, for the periods indicated, a comparison of certain items from our Consolidated Statements of Operations:

	2009	2008	Increase/ (Decrease)	% Change
Gross sales	$35,866,700	$37,640,500	$(1,773,800)	-4.7%
Excise taxes	865,200	905,500	(40,300)	-4.5%
Net sales	35,001,500	36,735,000	(1,733,500)	-4.7%
Cost of goods sold	26,565,900	27,323,100	(757,200)	-2.8%
Gross profit	8,435,600	9,411,900	(976,300)	-10.4%
Operating expenses	8,913,500	9,011,300	(97,800)	-1.1%
Income (loss) from operations	(477,900)	400,600	(878,500)	-219.3%
Interest expense	(572,700)	(781,500)	(208,800)	-26.7%
Other income (expense)	37,500	90,900	(53,400)	-58.7%
(Loss) before income taxes	(1,013,100)	(290,000)	723,100	249.3%
Provision for income taxes	6,600	4,500	2,100	46.7%
Net (loss)	$(1,019,700)	$(294,500)	$725,200	246.2%

NET SALES

As used herein, the term "net sales" refers to gross sales less excise taxes. Overall net sales for fiscal year 2009 were $35,001,500, a decrease of $1,733,500 as compared to $36,735,000 in fiscal year 2008 mainly due to lower sales volume in the Domestic Territory and exchange rate fluctuations.

DOMESTIC OPERATIONS: Net sales in the Domestic Territory totaled $14,253,000 in fiscal year 2009, compared to $14,784,000 for fiscal year 2008, representing a decrease of $531,000 or 4%. Sales of beer for fiscal year 2009 decreased by 1,300 barrels, to 72,100 barrels a decrease of 2% as compared to 73,400 barrels in fiscal year 2008. The decrease in sales was due to a reduction in the volume of our brands by 2,800 bbl. which was offset by an increase in sales of contract brands by 1,500 bbl. During fiscal year 2009, we bottled approximately 5,100 bbl. of cider products on a contract basis compared to 5,300 bbl. in fiscal year 2008. We anticipate continuing to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah and Releta brewing facilities and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the Domestic Territory.

EUROPEAN TERRITORY: Net sales in the Foreign Territory totaled $20,748,500 (£13,248,500) in fiscal year 2009, compared to $21,951,000 (£11,836,600) during fiscal year 2008.  Net sales for the year 2009  presented in U.S. dollars resulted in a decrease of $1,202,500 or 5% due to devaluation of Pound Sterling as compared to fiscal year 2008, and an increase of 12% compared to fiscal year 2008 when presented in pounds sterling. We sold 69,400 bbl. of beer in the Foreign Territory during fiscal year 2009 as compared to 67,500 bbl. during fiscal years 2008, an increase of 3%. We also increase our sales prices by 5% during the year 2009.

COST OF GOODS SOLD:

Overall cost of goods sold during fiscal year 2009 was $26,565,900, as compared to $27,323,100 during fiscal year 2008, a decrease of $757,200, or 3%. As a percentage of net sales, costs of goods sold was 76% in fiscal year 2009 compared to 74% in the year 2008. Such amounts are calculated in U.S. dollars, and do not take into account the effect of exchange rate fluctuations on the actual costs of goods sold in the Foreign Territory.

Our utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. In 2009 our volume level decreased and the cost of materials increased significantly. In addition to capacity utilization, other factors that could affect cost of sales include unanticipated increases in material and shipping costs, the availability and prices of raw materials and packaging materials, and continued contract brewing contracts.

DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the Domestic Territory  remained at 77% during fiscal years 2009 and 2008. Any significant increase in cost of materials and availability constraints could significantly impact our future operations. When the market allows us to pass on price increases to the customer, we do so, but in uncertain markets, we absorb a portion of the costs.

FOREIGN TERRITORY: As a percentage of net sales, cost of goods sold in the United Kingdom during fiscal year 2009 was 75%, as compared to 73% during fiscal year 2008 (in each case as calculated in United States dollars, after taking into account the effects of exchange rate fluctuations), mainly due to product mix and the additional expense required to produce beer in bottles compared to beer in kegs.

GROSS PROFIT

As a result of increased costs of goods sold and decreased sales, gross profit for fiscal year 2009 (expressed in U.S. dollars) was $8,435,600, a decrease of $976,300, or 10%, as compared to gross profit of $9,411,900 in fiscal year 2008. As a percentage of net sales, our overall gross profit during fiscal year 2009 was 24% compared to 26% in 2008.

OPERATING EXPENSES

Operating expenses for fiscal year 2009 totaled $8,913,500, a decrease of $97,800, or 1%, as compared to $9,011,300 for fiscal year 2008. Operating expenses consist of marketing and distribution expenses, and general and administrative expenses. As a percentage of net sales, such expenses remained at 25% in fiscal years 2009 and 2008.

MARKETING AND DISTRIBUTION EXPENSES: Our marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and retail operating expenses. For fiscal year 2009, such expenses equaled $4,642,800, a decrease of $474,900 or 9%, as compared to $5,117,700 in fiscal year 2008. As a percentage of net sales, our marketing and distribution expenses decreased to 13% in fiscal year 2009, as compared to 14% in fiscal year 2008.

DOMESTIC OPERATIONS: Marketing and distribution expenses for the Domestic Territory in fiscal year 2009 equaled $1,257,600, a decrease of $62,100, or 5%, as compared to $1,319,700 in marketing and distribution expenses incurred during fiscal year 2008 mainly due to lower sales incentive and commission costs payable to independent sales agents as the sales volume of our brands dropped during the year 2009. Marketing and distribution expenses equaled 9% of Domestic Territory net sales during fiscal years 2009 and 2008.

FOREIGN TERRITORY: Marketing and distribution expenses in the Foreign Territory during fiscal year 2009 equaled $3,385,200, a decrease of $412,800, or 11%, as compared to $3,798,000 during fiscal year 2008 mainly due to decrease in freight expenses and exchange rate fluctuation. As a percentage of net sales in the United Kingdom, such expenses were 16% during 2009 compared to 17% in the year 2008 (in each case as calculated in United States dollars, after taking into account the effects of exchange rate calculations).

GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses totaled $4,270,700 for fiscal year 2009, representing an increase of 377,100, or 10%, as compared to $3,893,600 for fiscal year 2008. General and administrative expenses equaled 12% of net sales for fiscal year 2009 compared to 11% of net sales during fiscal year 2008.

DOMESTIC OPERATIONS. General and administrative expenses for our Domestic Territory equaled $1,929,400 for fiscal year 2009, representing an increase of $81,000, or 4%, as compared to $1,848,400 for fiscal year 2008. The increase was primarily due to increased legal and professional expenses with respect to various matters and increase in depreciation associated with accounting software and associated computer hardware.

FOREIGN TERRITORY. General and administrative expenses for our Foreign Territory equaled $2,341,300 in fiscal year 2009, representing an increase of $296,100, or 14%, as compared to $2,045,200 for fiscal year 2008. The increase was mainly due to increase in the provision against bad debts due to a more conservative credit control.

OTHER EXPENSES

Other expenses including interest expenses totaled $535,200 in fiscal year 2009, representing a decrease of $155,400, or 23%, as compared to $690,600 in fiscal year 2008. Interest expense was $572,700 in 2009 as compared to $781,500 in 2008, a reduction of $208,800 or 27% of the interest expense for 2008.

INCOME TAXES

We incurred an income tax expense of $6,600 for fiscal year 2009, as compared to expense of $4,500 for fiscal year 2008 related to United States operations. We have also incurred losses in our United Kingdom operations. At December 31, 2009, based upon the available evidence and due to the Company’s taxable loss for the current year and historically, we believe that it is more likely than not that our deferred tax assets (primarily from net operating loss carryforwards and investment tax credits) will not be realized. As a result, the Company recorded a valuation allowance of $1.0 million recorded as a reduction of the tax benefit for each of the years ended December 31, 2009 and 2008.

We also have $68,433 of California Manufacturers' Investment Tax Credit that can be carried forward to reduce future taxes. These credits begin expiring in 2011.

NET LOSS

Our net loss for fiscal year 2009 prior to accounting for foreign currency translation adjustments was $1,019,700, an increase of $725,200 as compared to a net loss of $294,500 for fiscal year 2008. After taking into account a negative foreign currency translation adjustment of $131,100 for fiscal year 2009 (compared to a positive adjustment of $410,600 for fiscal year 2008), our comprehensive fiscal year 2009 net loss was $1,150,800, as compared to a net income of $116,100 in fiscal year 2008.

RETAIL OPERATIONS

We operate brew pubs at Hopland and Saratoga Springs. Although sales revenues at the brew pubs are not significant ($245,400 in 2009 and $308,600 in 2008), we view the pubs as a marketing opportunity for our products. The pubs serve our brews on tap and also sell logo merchandise. We also sell various items of apparel and memorabilia bearing the Company’s trademarks at the pubs, which creates further awareness of our beers and reinforces our branding.

CASH FLOWS

Historically, we have funded our operations primarily with proceeds from issuances of preferred stock, common stock, debt financing, lease financing, and cash flows from operations.

Net cash provided by operations was $1,484,800 and $564,400, for 2009 and 2008, and respectively. During the year ended December 31, 2009, net cash provided by operating activities was primarily attributable to non cash expenses of $1,739,600, net increase in payable and accrued liabilities of $5,180,600 and net increase of $4,406,000 in receivables and prepaid expenses. This was offset in part by net loss of $1,019,700, and profit on sale of asset of $9,900. Non-cash expenses include depreciation, stock-based compensation and interest accrued on related party notes.

Net cash used in investing activities was $422,200 and $764,700, respectively, for 2009 and, 2008. Such funds were used primarily for purchases of equipment.

Net cash (used in) provided by financing activities was $(1,197,000) and $139,100 for 2009 and 2008. Net cash used by financing activities comprised of repayment of debts and reduction in usage of working capital revolving line of credit. Net cash provided by financing activities included additional borrowing on long term debt and increase in usage of working capital revolving line of credit, offset by repayment of debts.

We believe that an anticipated increase in 2010 sales and continued efforts to manage costs will provide enough cash to fund our operations through early 2011. However, there can be no assurance that we will be able to increase sales to provide cash for operating activities. Our future working capital requirements will depend on many factors, including our ability to refinance maturing debts, the rates of our revenue growth, our introduction of new products and our expansion of sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses or products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

LIQUIDITY AND CAPITAL RESOURCES

We had $140,900 and $273,700 of cash and cash equivalents at December 31, 2009 and 2008, respectively. At December 31, 2009, we had working capital deficit of $3,463,500. Our long-term debt as a percentage of total capitalization (long-term debt and common stockholders’ equity) was 75% at December 31, 2009 compared to 69% at December 31, 2008.

Low production capacity utilization rates at our Ukiah and Saratoga Springs facilities and losses from European operations continue to place demands on our working capital. Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from operations have not been able to provide sufficient working capital. As a result we have entered into a substantial number of loans, lines of credit, other credit facilities, and lease agreements over the last several years. In order to continue our operations, we will have to make timely payments of our debt and lease commitments as they become due. Any breach of a loan or lease covenant which leads to default, or to an attempt by a creditor to exercise their rights against our tangible or intangible assets, or our inability to refinance debts when they become due could potentially make it difficult, at least in the short term, for us to continue our operations. As it has done in certain instances in the past, our majority shareholder has agreed to directly guaranty the operations of UBSN for the upcoming calendar year. Without such guaranty, our cash flow concerns would be more troubling.

MASTER LINE OF CREDIT. On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000. We have executed an Extension of Term of Notes under the Master Line of Credit Agreement (the "Extension Agreement") with UBA. The Extension Agreement confirms UBA's and our extension of the terms of the UBA Notes for a period ending on June 30, 2010. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirms that as of August 13, 2001, UBA waived their rights with regard to all conversion rate protection as set forth in the UBA Notes.

As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the "UBA Notes"). The aggregate outstanding principal amount of the UBA Notes as of December 31, 2009 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,218,400, for a total amount due of $3,133,800.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2009, the outstanding principal and interest on the UBA Notes was convertible into 2,089,200 shares of our Common Stock.

The UBA Notes require us to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted us to capitalize all accrued interest; therefore, we have borrowed the maximum amount available under the facility. Upon maturity of any UBA Note, unless UBA has given us prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Note may be converted, at the option of UBA, into shares of our common stock. If UBA does not elect to so convert any UBA Note upon maturity, it has the option to extend the term of such note for any period of time mutually agreed upon by UBA and us. During the extended term of any note, UBA has the right to require us to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days.

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

(For additional information on the Credit Agreement see "Item 13. Certain Relationships and Related Transactions, and Director Independence -Master Line of Credit Agreement".)

GRAND PACIFIC FINANCING CORPORATION LOAN : On July 3, 2006, MBC obtained a $3.0 million loan from Grand Pacific, secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements. The loan is payable in monthly installments calculated on 25 years amortization basis  including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing June 28, 2011 with a balloon payment. The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan. Grand Pacific also collects an amount of approximately $10,554 on a monthly basis towards property taxes payable on the Ukiah property and pays such taxes when they become due.

MARQUETTE BUSINESS CREDIT INC. FACILITY: On November 21, 2006, MBCI extended a total facility of $4,925,000 for a period up to June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan. The rate of interest on the term loan and capital expenditure loan is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 5.25% and the rate of interest on the revolving facility is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 4.25%. The facility is subject to certain financial covenants including prescribed minimum fixed charges coverage, prescribed minimum tangible net worth and minimum earning before interest, depreciation and taxes. The facility is secured by substantially all of our assets located in the United States excluding real property and fixtures located at our property in Ukiah, California.

On May 8, 2009, we received written notice (the "Notice") from Marquette that an event of default had occurred and was continuing under the loan agreement.

Specifically, the event of default was triggered by our failure to maintain a fixed charge coverage ratio of at least 1.05 to 1.0 for the period of twelve consecutive calendar months ending on March 31, 2009. The default continues as of the date of this filing.

As of the date of this filing, Marquette has elected to assess the default interest rates under our loan agreement with them.  The default interest rates are as follows:  (i) for the revolving loan, LIBOR plus 7.125% per annum and (ii) for the capex loan, the term loan and any other obligations owed by us to Marquette, LIBOR plus 8.125% per annum.  The default interest rates have applied to our outstanding balances under the respective loans with retroactive effect from and after April 1, 2009.

Pursuant to the terms of the loan in case of an event of default, Marquette is also entitled in its sole and absolute discretion to (i) terminate its commitment to us to make loans under the relevant loan agreement, (ii) to declare all outstanding amounts due under the loan agreement immediately due and payable and/or (iii) exercise any or all other rights and remedies available to it under the loan agreement or applicable law.  To date, Marquette has not exercised such additional rights.  However, Marquette has not waived its rights to pursue such remedies in the future.

Our Management is in discussions with Marquette to waive the financial covenant requirements.  However, to date, an agreement has not been reached with Marquette.  Notwithstanding the failure to maintain the fixed charge coverage ratio, to date, we have made every scheduled payment of principal and interest under the loan agreement.

OTHER LOANS AND CREDIT FACILITIES

ROYAL BANK OF SCOTLAND FACILITY: Royal Bank of Scotland Commercial Services Limited (“RBS”) provided UBSN with a £1,750,000 (US $2,829,200) maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon six months' written notice.

SHEPHERD NEAME LOAN: Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for our European Territory. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 to UBSN, repayable in annual installments of £60,000 per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year. (For more information about this loan see "Item 13. - Certain Relationships and Related Transactions, and Director Independence — Loan Agreement".)

Sales to Shepherd Neame increased significantly in 2009 from 2008 (GBP 4,227,500 versus GBP 2,627,500). Shepherd Neame is a distrubutor of our products. Additionally, we needed more beer to be brewed in 2009 by Shepherd Neame. This resulted in higher purchases from Shepherd Neame in 2009 compared to 2008, (GBP 9,863,200 vs GBP 8,645,200). In 2009 we had a higher reserve for bad debts in the United Kingdom as result of the economic conditions in the United Kingdom affecting some of our customers. The increase in the bad debt expense attributable to the European opeations resulted in increased expenses and related net loss in 2009.

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on our debts incurred in connection with the Domestic Territory was 6.2% for fiscal year 2009 compared to 7.2% for fiscal year 2008. For loans primarily associated with our Foreign territory, the weighted average interest rates paid was 2.6% for fiscal years 2009 and 6.1% for fiscal year 2008.

KEG MANAGEMENT ARRANGEMENT: We entered into a keg management agreement (the "Keg Agreement") with MicroStar Keg Management LLC ("MicroStar") for a five year term effective September 1, 2009. Under this arrangement, MicroStar provides us with half-barrel kegs for which we pay a filling and use fee. Distributors return the kegs to MicroStar instead of to us. MicroStar then supplies us with additional kegs. In case of a change of control of the Company during the term of the Keg Agreement, MicroStar shall have an option to terminate the Keg Agreement by providing the Company with written notice within 45 days following the effective date of the change of control.  If the Keg Agreement is terminated for any reason prior to the end of the term of the Keg Agreement, MicroStar shall have an option to require the Company to purchase four (4) times the average quantity of MicroStar kegs delivered to the Company during the six month period preceding the effective date of the termination of the Keg Agreement.  We anticipate financing the purchase of such kegs through debt or lease financing, if available. However, there can be no assurance that we will be able to finance the purchase of such kegs. Failure to purchase the necessary kegs from MicroStar upon the termination of the Keg Agreement is likely to have a material adverse effect on both our business (if we are unable to find a comparable supplier) as well as on our working capital (if we are required to purchase the kegs upon early termination and are unable to obtain adequate financing). Under the terms of the Keg Agreement, the Company retains the risk of loss of the kegs covered by the Keg Agreement.  In addition, the Keg Agreement contains indemnification provisions pursuant to which the Company will indemnify and hold harmless MicroStar against liabilities, damages, judgments, awards, fines, costs and expenses (including attorneys' fees).

CURRENT RATIO: Our ratio of current assets to current liabilities on December 31, 2009 was 0.8 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0. On December 31, 2008 our ratio of current assets to current liabilities was 0.79 to 1.0 and our ratio of total assets to total liabilities was 1.18 to 1.0.

RESTRICTED NET ASSETS. Our wholly-owned subsidiary, UBI, had retained losses of approximately £884,300 as of December 31, 2009. Under UBSN's line of credit agreement with Royal Bank of Scotland, distributions and other payments from our subsidiaries to us are not permitted if the retained earnings drop below approximately £1,000,000.

RELATED PARTY TRANSACTIONS: Over the last several years, MBC and our subsidiaries have entered into or amended several agreements with affiliated and related entities. Among such agreements have been a Brewing Agreement and a Loan Agreement between UBSN and Shepherd Neame; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. (For more information on these agreements please see "Item 13. -- Certain Relationships and Related Transactions, and Director Independence".)

OFF-BALANCE SHEET TRANSACTIONS. We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following chart sets forth our contractual obligations as of December 31, 2009.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Secured line of credit	$3,126,200	$3,126,200	-	-	-
Long Term Debt Obligations	3,829,300	319,800	$3,509,500	-	-
Capital Lease Obligations	354,400	165,600	188,800	-	-
Operating Lease Obligations	1,033,200	256,300	442,300	326,800	7,800
Purchase Obligations	3,144,300	1,594,000	949,400	283,800	317,100
Other Long Term Liabilities	3,424,800	97,000	3,327,800	-	-
Total	$14,912,200	$5,558,900	$8,417,800	$610,600	$324,900

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. We recognize revenue from two types of customers: end users and distributors. Revenue is recognized in accordance with Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” when all of the following criteria are met: persuasive evidence of an arrangement exists, shipment of the product has occurred and title of products transferred at the point of shipment, payment of the product is reasonably assured and no substantive obligations to the customer remain. Revenue is presented net of discounts, allowances, and returns. Customers are not generally entitled to any rights of product return. Payment terms are either open trade credit or cash. We have distributors in and the United States, the United Kingdom, Europe and Canada and we record as revenue the wholesale price we charge our distributors. Although title and risk of loss on all shipments may not transfer until delivery of our products to the distributor, we recognize revenue upon shipment rather than when title passes because the time between shipment and delivery is short and product damage claims and returns are immaterial. We recognize revenue on retail sales at the time of sale. We recognize revenue from events at the time of the event.

Allowance for Doubtful Accounts. We use the allowance method to account for uncollectible accounts receivable. Our estimate is based on historical collection experience and a review of the current status of accounts receivable. We review our accounts receivable balances by customer for accounts greater than 90 days old and make a determination regarding the collectability of the accounts based on specific circumstances and the payment history that exists with such customers. We also take into account our prior experience, the customer’s ability to pay and an assessment of the current economic conditions in determining the net realizable value of our receivables. We also review our allowances for doubtful accounts in aggregate for adequacy following this assessment. Accordingly, we believe that our allowances for doubtful accounts fairly represent the underlying collectability risks associated with our accounts receivable.

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

Long-Lived Assets.  We evaluate potential impairment of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes procedures for review of recoverability and measurement of impairment, if necessary, of long-lived assets, goodwill and certain identifiable intangibles. When facts and circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying value of such assets may not be recoverable, we will recognize an impairment loss by a charge against current operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The guidance establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this guidance for its fiscal quarter ended September 30, 2009. There was no change to the Company’s consolidated financial statements due to the implementation of this guidance.

Fair Value Measurements: In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company adopted ASU 2009-05 for its fiscal quarter ended September 30, 2009. There was no change to its consolidated financial statements due to the implementation of this guidance.

In January, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. The Company will adopt the guidance in its fiscal quarter ending March 31, 2010. The Company does not anticipate this adoption will have a material impact on its consolidated financial statements.

Transfers of Financial Assets: In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”), issued in June 2009. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. The Company will adopt the guidance in the first quarter of fiscal 2010. The Company does not anticipate this adoption will have a material impact on its consolidated financial statements.

Amendments to Accounting Standards Codification: In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics (“ASU 2010-08”). ASU 2010-08 makes various non-substantive amendments to the FASB Codification that does not fundamentally change existing GAAP; however, certain amendments could alter the application of GAAP relating to embedded derivatives and the income tax aspects of reorganization. The amended guidance is effective beginning in the first interim or annual period beginning after the release of the ASU, except for certain amendments. The Company will adopt the guidance in the second quarter of 2010. The Company does not anticipate this adoption will have a material impact on its consolidated financial statements.

Subsequent Events: On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 removes the requirement that Securities and Exchange Commission (“SEC”) filers disclose the date through which subsequent events have been evaluated. This amendment alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The guidance became effective with the issuance of ASU 2010-09 and the Company adopted this guidance upon its issuance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is set forth at Pages F-1 through F-29 to this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A

DISCLOSURE CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, our disclosure controls and procedures were effective as of December 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred in the last fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with existing policies or procedures may deteriorate.

In accordance with the internal control reporting requirements of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the SEC’s guide entitled “Sarbanes-Oxley Section 404: A Guide for Small Business". As a result of this assessment and based on the criteria in the COSO framework and SEC guidance, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Our independent registered public accounting firm has not issued an audit report on the effectiveness of our internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE COMPANY

The following table sets forth the names, ages as of February 28, 2010, and certain information regarding each of our current directors and executive officers:

Name	Age	Position(s)	Director Since**
Scott R. Heldfond *+	65	Director	2005
H. Michael Laybourn+	71	Director	1993
Vijay Mallya, Ph.D.	54	Director and Chairman of the Board	1997
Jerome G. Merchant*	48	Director	1997
Mahadevan Narayanan	52	Chief Financial Officer and Secretary	N/A
Sury Rao Palamand, Ph.D.	79	Director	1998
Kent D. Price*+	66	Director	1998
Yashpal Singh	64	Director, President and Chief Executive Officer	1997

**
All directors are elected by the Shareholders at the Annual Meeting to serve until the following Annual Meeting. Currently, there are no arrangements or understandings between any of the directors and any other person pursuant to which any director was or is to be selected as a director. We have entered into an employment agreement with our Chief Executive Officer pursuant to which his term of employment has been extended until January 1, 2011. Our Chief Financial Officer does not have any set date for the expiration of his terms of office.

*	Member of the Audit/Finance Committee.

+	Member of the Compensation Committee.

Mr. Scott Heldfond joined the Board in January 2005. He is a Senior Executive of Aon Risk Services. Prior to the purchase of NASDAQ Insurance Group, LLC, a national insurance brokerage and consulting firm, by Aon Risk Services in November 2009, Mr. Helfond was a Director of NASDAQ Insurance Group, LLC. Mr. Heldfond has also served as the Managing Partner of eSEED Capital, LLC, a technology-focused merchant banking firm since 1999. He also served as President and Chief Executive Officer of Frank Crystal & Co. of California, a New York-based insurance brokerage from 1995 to 1999, Chairman of Hales Capital LLC, an investment banking firm from 1994 to 1997 and President of AON Real Estate & Investments. Mr. Heldfond also served as a Director of HomeGain, Inc (recently sold to Classified Ventures), a private venture backed company and UBICS, Inc., a NASDAQ traded firm that provides information technology staffing and solutions for domestic and international businesses. Mr. Heldfond has also served as a Director of Galoob Toys, which was the third largest toy manufacture before its sale to Hasbro. Mr. Heldfond holds an undergraduate degree from the University of California, Berkeley and a J.D. from the University of San Francisco Law School. He is a Commissioner and the President of the Health Services Commission of the City and County of San Francisco. In addition, he serves as an advisor to or on the Board of Directors of a number of local, state, and national charitable and community service organizations. Mr. Heldfond is the Honorary Consul General to the U.S. for the Republic of Rwanda. In particular, Mr. Helfond's expertise in financial and insurance matters led to his selection as a Board member.

H. Michael Laybourn, co-founder of the Company, served as the Company's President from its inception in 1982 through December 1999, and as its Chief Executive Officer from inception through October 1997. Mr. Laybourn was elected as a Director in November 1993 when the Company began the process of converting from a limited partnership to a corporation and served as Chairman of the Board from June 1994 through October 1997. Mr. Laybourn is a former Vice President of the California Small Brewers Association and a former Chairman of the Board of Directors of the Brewers Association of America. Mr. Laybourn holds a Bachelor of Fine Arts degree from Arizona State University. In particular, Mr. Laybourn's expertise in craft brewing led to his selection as a director.

Dr. Vijay Mallya, Ph.D., became Chairman of the Board in October 1997 and was its Chief Executive Officer until January 2005. Dr. Mallya is Chairman of UBICS, Inc., United Breweries Limited, United Spirits Limited, Whyte & Makay Limited, United Breweries (Holdings) Limited, Kingfisher Airlines Limited, UB Engineering Limited, Mangalore Chemicals and Fertilizers Ltd., Aventis Pharma Limited, and other affiliated companies (collectively the "UB Group").  The UB Group is comprised of businesses in the  following sectors: alcoholic beverages, life sciences, engineering, agrochemicals, information technology, fertilizers, print media, civil aviation and infrastructure development.  United Breweries Limited and United Spirits Limited are two of Asia's leading beer and spirits companies. United Breweries (Holdings) Limited owns, through its subsidiaries, United Breweries of America, Inc. and Inversiones Mirabel, S.A., 71.6% of the Company. Dr. Mallya is also a keen sportsman and an ardent aviator and yachtsman.  He participates and supports several sporting activities worldwide, including the Force India F1 Formula One Motor Racing Team, the United East Bengal Football Team and the United Mohun Bagan Football Team.  He also sits on the boards and committees of several foreign companies and organizations including companies comprising the UB Group, The Institute of Economic Studies (India), and the Federation of the Indian Chamber of Commerce and Industries and Motorsports Association of India.  Dr. Mallya has been the recipient of many prestigious awards and accolades, including being nominated to the Global Leaders of Tomorrow by the World Economic Forum, receiving the Légion d' Honneur from the Government of France in 2008 and the Outstanding Business Leader Award from the Associated Chambers of Commerce and Industry of India in 2009.  Dr. Mallya holds a Bachelor of Commerce degree from the University of Calcutta in India and an honorary Doctorate in Business Administration from California Southern University, Santa Ana. Mr. Mallya's knowledge and expertise in the global alcoholic beverage industry was significant in his selection as a member of the Company's Board of Directors.

Jerome G. Merchant became a director in October 1997 and was Chief Financial Officer of the Company from November 1997 to October 1998. Mr. Merchant served as the Strategic Planning Consultant to the Chairman's Office of the Company from July 1996 until January 2007. Mr. Merchant is a Managing Director with McGladrey Capital Markets, LLC a leading mid market investment bank. He has over 20 years experience in investment banking and capital raising transactions. Previously, he held executive positions at Citigroup and MetLife Investors. Mr. Merchant has advised the investment division and clients of Citibank, Smith Barney, Bank of America, Wells Fargo and U.S. Bank amongst others. In executive and strategic planning capacities, he has advised public and private companies and institutional and high-net worth investors. Between April 1993 and December 2003, Mr. Merchant served in various senior capacities for Cal Fed Investments, a wholly owned subsidiary of Cal Fed Bank. Previously, Mr. Merchant directed the West Coast capital raising for a private equity group focused on equity oriented management buyouts and strategic acquisitions. He received his B.S. degree in Managerial Economics-Finance from the University of California, at Davis. Mr. Merchant's expertise in fundraising and financial markets contributed to his choice as a member of the Company's Board.

Mahadevan Narayanan joined the company in early 2001 as Secretary, Corporate Controller and Chief Financial Officer. Before joining the Company, he served the United Breweries Group in India for 17 years as part of the management team in various financial and accounting capacities.  Prior to joining the Company, Mahadevan Narayanan was employed as Senior Manager of Accounting Services of Herbertsons Ltd. for six years.  He holds a Bachelor of Science degree in Mathematics from Madurai Kamaraj University in India and is an Associate member of the Institute of Chartered Accountants of India.

Sury Rao Palamand became a director of the Company in January 1998. Dr. Palamand is a director and partner of Summit Products, Inc, a beverage development and consulting company serving the food and beverage industry. He is also a director and partner in the Historic Lemp Brewery involved in the development of microbreweries and brewpubs in addition to real estate activities in the restoration of historic buildings. Dr. Palamand has over 40 years of experience in the brewing industry and has published numerous scientific and technical papers on beer and other fermented beverages in various technical journals in the United States and abroad. He is an associate member of the Institute of Brewing, London and is a member of several brewing organizations in the United States. In addition, Dr. Palamand possesses technical and technological expertise in wine making as well as in the development of soft drinks. Prior to joining the Company as a director, Dr. Palamand served as Director of Beer and New Beverage Development at Anheuser-Busch Companies, Inc. Dr. Palamand holds a Bachelor of Science degree from the University of Mysore, India, a Master of Science degree in Applied Chemistry from the University of Bombay, India and a Masters degree in Food Microbiology and a Ph.D. degree in Food and Flavor technology from Ohio State University, Columbus, Ohio. Dr. Palamand is listed in the MARQUIS WHO is WHO in America and in the WHO is WHO in the Midwest.

Kent D. Price became a director in January 1998. Kent Price is a founder and President of Parker Price Venture Capital. Mr. Price was a Rhodes Scholar at Oxford University, attended the University of Montana, UCLA and Harvard Business School. Mr. Price is a member of the board of directors and the Investment Committee of the University of Montana and a member of its Investment Committee. Mr. Price has extensive operational experience, including his role as CEO of The Chloride Group, a global battery company, CEO of the Bank of San Francisco, General Manager of Banking, Finance and Securities Group at IBM, Chief Financial Officer at the Bank of New England, Executive Vice President of the Bank of America and a senior officer at Citibank. He has lived and worked in England, Germany, Ireland, Nigeria, Ivory Coast, Taiwan, Hong Kong, Japan, Singapore and the United States. He is presently serving as a director of UBICS, Inc. and has served on boards in the United Kingdom, India, South Africa, Hong Kong, Taiwan, China and the United States. Mr. Price served as a Captain in the United States Air Force. In particular, Mr. Price's financial expertise was important in his selection as a Board member.

Yashpal Singh became a director of the Company in October 1997 and served as the Company's Executive Vice President and Chief Operating Officer beginning in April 1998. Mr. Singh became the Company's President in January 2000 and its Chief Executive Officer in January 2005. From May 1997 to March 1998, Mr. Singh served as Executive Vice-President- Operations for UBA, one of the Company's major shareholders. In that capacity, he was responsible for UBA's United States brewing operations. Between 1992 and 1997, Mr. Singh also served as Senior Vice President-Operations for United Breweries Ltd., an Indian Corporation, where he was responsible for the operations of 12 breweries, the establishment of new projects, and technical and operational evaluations of potential acquisition opportunities worldwide. Mr. Singh has over 45 years of experience in the brewing industry. Mr. Singh holds a Bachelors degree in Science from Punjab University in India, a diploma in Brewing from the Institute of Brewing and Distilling in London and has extensive training in the fields of Brewing, Malting, and Mineral Water Technology. Mr. Singh is an Associate member of the Institute of Brewing, London, a member of the Master Brewers Association of America, and was a former executive member of the Managing Committee of the All India Brewer's Association. Mr. Singh's technical expertise in brewing and his long standing management experience in the brewing industry led to his selection as a member of our Board of Directors.

FAMILY RELATIONSHIPS

There are no family relationships between any of the directors and executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of the Forms 3, 4 and 5 furnished to us during and with respect to fiscal year 2009, we are not aware of any untimely filing by a Director, officer, or greater than 10% beneficial owner of the reports required by Section 16(a) of the Exchange Act during our most recent fiscal year.

AUDIT COMMITTEE

We have a separately-designated standing Audit/ Finance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Jerome G. Merchant, Scott R. Heldfond and Kent D. Price serve as the committee members of the Audit/Finance Committee.

AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors believes that at least one member of our Audit Committee - Mr. Kent D. Price - is both an independent Director and qualifies as an "audit committee financial expert" as that term is defined in the Exchange Act, and pursuant to the rules and regulations promulgated by the SEC.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and principal accounting officer. The Code of Ethics is posted on our website at www.mendobrew.com. We intends to disclose future amendments to certain provisions of our Code of Ethics, or waivers of such provisions granted to executive officers and directors on our website within four (4) business days following the date of such amendment or waiver. Any person desiring a free copy of the Code of Ethics should send a written request to our Secretary, N. Mahadevan at our principal executive offices located at 1601 Airport Road, Ukiah, CA 95482.

DIRECTORS' NOMINATIONS

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the annual compensation of the principal executive officer and the only additional employee (the chief financial officer) whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2009.

None of these executive officers were issued any equity shares or stock options as compensation to date.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)*	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Yashpal Singh President and Chief Executive Officer	2009	235,000	23,600	-	-	-	-	21,986	273,899
	2008	235,000	19,000	-	-	-	-	19,899	273,899

Mahadevan Narayanan Chief Financial Officer and Corporate Secretary	2009	140,000	14,100	-	-	-	-	23,825	176,574
	2008	140,000	11,500	-	-	-	-	25,074	176,574

*	Other compensation includes use of company vehicle, health care reimbursement for the executive and his immediate family and vacation reimbursement.

Compensation Narrative

The Compensation Committee of the Board of Directors (the "Committee") determines and administers the compensation for our executive officers. The Committee reviews and determines all components of the executive officers' compensation, including making individual compensation decisions and reviewing and revising compensation guidelines as appropriate. The Committee also consults with the Chief Executive Officer regarding revisions to the compensation of the Chief Financial Officer and other non-executive employees, as appropriate.

We have entered into an Employment Agreement with our Chief Executive Officer that sets forth the terms of his employment and provides for certain benefits. We do not currently have an employment agreement in place with our Chief Financial Officer, but may enter into an employment agreement with such executive officer in the future. We do not have any severance payment arrangements other than with the Chief Executive Officer. We have agreed to reimburse travel expenses for the Chief Executive Officer and his family to return to their home country upon the termination of the Chief Executive Officer's employment with us. In addition, if the Chief Executive Officer is terminated prior to the expiration of a twelve-month notice period, he is entitled to be paid an amount equal to his remaining unpaid compensation for the remainder of the period. We do not have any payment arrangements that would be triggered by a "change in control" of  the Company. We also do not maintain any retirement plan programs or provide the executive officers with any benefit following their retirement or termination from the Company.

Total compensation for the Chief Executive Officer consists of base salary, annual cash bonus payments, health benefit for the executive officer and their immediate dependent family members, key person life insurance, use of company vehicle and vacation reimbursement.

Elements of Compensation

The Company based its selection of elements of compensation so as to provide incentives for its executive officers to relocate to the United States from India. In so doing, the Company reviewed the compensation packages of its executive officers at their prior positions in India, so that comparable packages could be provided.

Base Salary

The Committee establishes executive officers' base salaries on an annual basis. Historically approximately 25% of the cash compensation paid to the Chief Executive Officer and Chief Financial Officer, respectively, was paid in the form of a bonus rather than as salary due to the lack of sufficient available working capital during certain periods. Beginning January 1, 2008 the base salary was raised and the bonus potential was reduced to 10%.  Given our stock performance and financial situation, there is currently no salary component directly tied to our stock price nor to our financial performance.

Annual Cash Bonus

The compensation packages for the Chief Executive Officer and the Chief Financial Officer also contain a component providing for payment of annual cash bonuses. Given the Company's past working capital constraints, the Committee historically determined that a percentage of the cash compensation of the executive officers would be in the form of annual cash bonuses that could be disbursed following the completion of the applicable fiscal year.

Perquisites and Personal Benefit

In addition to salary and annual bonus, the total compensation of our Chief Executive Officer and the Chief Financial Officer includes perquisites and personal benefits. The types of perquisites and personal benefits awarded to such officers were determined when each such officer commenced employment with us and are substantially of the same nature as the perquisites provided to such executive officer by previous employers. The perquisites available to the executive officers consist of: use of company vehicles, health care reimbursement for the executive officer and his immediate family, reimbursement of certain specified vacation expenses and life insurance.

Equity Plans

We do not currently maintain any equity compensation plans for or provide any form of equity compensation to our executive officers.

Retirement Plans

On August 27, 2009, we entered into a certain Separation and Severance Agreement (the "Agreement") with Mr.Yashpal Singh, our President & Chief Executive Officer.

Pursuant to the terms of the Agreement, upon Mr. Singh’s (i) termination of employment for Good Reason (as defined in the Agreement), (ii) termination of employment at the end of the employment term (iii) death, (iv) disability or (v) termination by us without Cause (as defined in the Agreement), he shall be entitled to certain severance benefits and payments.  The severance payment shall equal the product of (x) 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by (y) the number of years (on a pro rated basis) he had been employed by the us at the Termination Date (as defined in the Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Singh's average monthly base salary (calculated over the twelve (12) months preceding his termination date).  In addition, we shall pay COBRA premiums for Mr. Singh and his spouse until the earlier of (i) the effective date on which he obtains comparable health insurance from a subsequent employer or (ii) eighteen (18) months following his Termination Date.  Mr.Singh shall also be entitled to accrued salary, vacation time and benefits as set forth in Mr. Singh's employment agreement.

If Mr. Singh’s employment is terminated without Cause, in addition to the severance payment described above, he shall also receive either (i) 365 days prior written notice or (ii) a lump sum payment equal to twelve (12) months of his base salary at the rate in place at the Termination Date (the "Notice Payment").

In case of Mr. Singh’s resignation without Good Reason, he shall be entitled to accrued salary, vacation time and benefits set forth in his employment agreement but shall not be entitled to the severance payment or the Notice Payment.

If Mr. Singh is terminated by us for Cause, he shall be entitled to (i) accrued salary, vacation time and benefits as set forth in his employment agreement and (ii) if we do not provide Mr. Singh at least twelve (12) months prior notice, the Notice Payment.  Mr.Singh shall not be entitled to the severance payment in case of termination by the Company for Cause.

We do not currently maintain any retirement plan nor provide any post-retirement benefits to any employee or executive officer other than to Mr. Singh.

DIRECTORS' COMPENSATION FOR THE YEAR 2009

Dr. Vijay Mallya, Chairman of the Board, is paid $120,000 per year by MBC for services rendered as Chairman, and £89,600 per year (approximately $140,300 in United States dollars at average exchange rate for the year 2009) by UBI for promoting our products in the Foreign Territory outside the United Kingdom.

Directors who are not in receipt of fixed remuneration from the Company receive fees for their service as a director consisting of stock grants valued at $3,000 per Board meeting and $1,000 per committee meeting attended by such director. The following table provides details of directors' compensation for the year 2009.

Name	Fees Earned or Paid in Cash ($)	Stock* Awards ($)		Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)
Dr.Vijay Mallya	260,300							260,300
Kent Price	-	14,000	**	-	-	-	-	14,000
Sury Rao Palamand	-	9,000	+	-	-	-	-	9,000
Jerome Merchant	4,000	9,000	#	-	-	-	-	13,000
Scott Heldfond	-	18,000	##	-	-	-	-	18,000
Michael Laybourne	-	7,000	^	-	-	-	-	7,000

*
Because these stock grants were earned during fiscal year 2009, but will be granted during 2010, the aggregate fair value on the grant dates is unknown. The values listed in column (c) will be used to calculate the number of shares issued to each director based on the higher of book value or the average fair market value for fiscal 2009; provided, however, that in no instance shall the price per share of Common Stock used to calculate the number of shares to be issued be lower than fair market value on the grant date.

**
Fee for attending three board meetings and five committee meetings calculated at $3,000 per board meeting and $1,000 per committee meeting, to be compensated in the form of Company’s common stock calculated at $0.26 per share (the average fair market value for fiscal year 2009).

+
Fee for attending three board meetings calculated at $3,000 per board meeting to be compensated in the form of Company’s common stock calculated at $0.26 per share (the average fair market value for fiscal year 2009).

#
Fee for attending three board meetings and four committee meetings calculated at $3,000 per board meeting and $1,000 per committee meeting, to be compensated in the form of Company’s common stock calculated at $0.26 per share (the average fair market value for fiscal year 2009).

##
Fee for attending three board meetings and nine committee meetings calculated at $3,000 per board meeting and $1,000 per committee meeting, to be compensated in the form of Company’s common stock calculated at $0.26 per share (the average fair market value for fiscal year 2009).

^
Fee for attending two board meetings and one committee meeting calculated at $3,000 per board meeting and $1,000 per committee meeting, to be compensated in the form of Company’s common stock calculated at $0.31 per share (the average fair market value for fiscal year 2009).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Compensation Committee

Scott R. Heldfond (Chair)
Kent D. Price
H. Michael Laybourn

The information contained above under the caption “Report of the Compensation Committee of the Board of Directors on Executive Compensation” shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Comission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference to such filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is provided in Item 5 above.

The following table sets forth certain information known to the Company regarding the beneficial ownership of our Common Stock and Series A Preferred Stock as of December 31, 2009, for (a) each shareholder known by us to own beneficially 5% or more of the outstanding shares of our Common Stock or Series A Preferred Stock:

Security Ownership of Certain Beneficial Owners
Name and Address	Shares Beneficially Owned (1)	Percent of Class
COMMON STOCK
United Breweries of America, Inc. 1050, Bridge way, Sausalito, CA 94965	3,087,818 (2)	25.7%
Inversiones Mirabel S.A. Hong Kong Bank Building 6th Floor, Samuel Lewis Avenue P O Box 6-4298, El Dorado Panama City, Panama	5,500,000 (2)	45.9%
United Breweries (Holdings) Limited. 100/1, Richmond Road, Bangalore - 560 025, India	8,587,818 (3)	71.6%
Vijay Mallya United Breweries of America, Inc. 1050, Bridge way, Sausalito, CA 94965	8,587,818 (4)	71.6%

            (1) Applicable percentages of ownership are based on 12,427,262 shares of Common Stock outstanding as of December 31, 2009.

            (2) Does not include 2,089,180 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement (For additional information, see "Item 13. Certain Relationships and Related Transactions"). UBHL is the ultimate beneficiary of substantially all of the shares owned by both UBA and Inversiones.

            (3) Includes all shares held by our two largest shareholders, UBA and Inversiones. UBHL is the beneficial owner of UBA and Inversiones because they are both controlled by Rigby International Corp., a company registered in the British Virgin Island, with primary offices at Vanterpool Plaza, 2nd Floor, Wickhams Cay I, Road Town, Tortola, British Virgin Island 2 and a mailing address c/o CAS SA, 12-14 Avenue, Riverdil, CH-1260, Lyon, Switzerland, ("Rigby"). Rigby is a wholly-owned subsidiary of UBHL. Such amount does not include 2,089,180 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement.

(4) Includes all shares indirectly held by UBHL. Does not include 2,089,180 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnotes (2) and (3) above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Dr. Mallya owns approximately 5,285,300 equity shares, or 7.9% of all outstanding equity shares, of UBHL.

The following table sets forth certain information known to the Company regarding the beneficial ownership of our Common Stock and Series A Preferred Stock as of December 31, 2009, for each director and all directors and executive officers of the Company as a group. Except as otherwise noted, we believe that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Security Ownership of Management
COMMON STOCK	Shares Beneficially Owned (1)		Percent of Class
Vijay Mallya	8,587,818	(2)	71.6%
H. Michael Laybourn	469,640		3.8%
Kent D Price	383,240		2.3%
Sury Rao Palamand	303,078		2.0%
Jerome G. Merchant	261,498		1.3%
Yashpal Singh	--		--
Scott R. Heldfond	199,210		*
Mahadevan Narayanan	--		--
All Directors and executive officers as a group (8 persons)	10,204,484		81.5%

SERIES A PREFERRED STOCK
H. Michael Laybourn	6,100		2.7%
All Directors and executive officers as a group (8 persons)	6,100		2.7%

*Amount represents less than 1% of the outstanding securities of the class.

(1) Applicable percentages of ownership are based on 12,427,262 shares of Common Stock outstanding as of December 31, 2009.

(2) Includes all shares indirectly held by UBHL. Does not include 2,089,180 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement (For additional information, see "Item 13. Certain Relationships and Related Transactions"). UBHL is the ultimate beneficiary of substantially all of the shares owned by both UBA and Inversiones. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein. Dr. Mallya owns approximately 5,285,300 equity shares, or 7.9% of all outstanding equity shares, of UBHL.

CHANGES IN CONTROL

There are no arrangements currently known to us which may result in a change in control of our Company at a future date.

DIRECTORS' EQUITY COMPENSATION PLAN

Our Directors' Compensation Plan as amended in 2009 reserved an aggregate of 1,000,000 shares of our unregistered Common Stock to be issued to Directors. Each Director is entitled to receive only that number of shares that is equal to the amount of cash compensation that such Director otherwise would have received for attending Board and Board committee meetings. A Board meeting is valued at $3,000 per meeting and a Board committee meeting is valued at $1,000 per meeting. Pursuant to the Directors' Compensation Plan, for the purposes of determining the number of shares to be issued to each Director, the Common Stock is to be valued at the higher of the book value of the Company's common stock or the average fair market value of the common stock for the year in which the Board meetings occurred.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During fiscal years 2009 and 2008, we were a participant in the following transactions in which (i) the amount involved exceeded the lesser of (A) $120,000, or (B) one percent of our total assets at year end for the last two completed fiscal years and (ii) a related person had or will have a direct or indirect material interest:

Master Line of Credit Agreement

On August 31, 1999, we entered into a Master Line of Credit Agreement with UBA, which was subsequently amended on April 28, 2000, and February 12, 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000.

UBA has made thirteen (13) separate advances to the Company under the Credit Agreement, and one separate advance with a principal amount of $400,000 on terms substantially similar to those of the Credit Agreement, each pursuant to an eighteen-month promissory note, (collectively, the "UBA Notes"). Interest accrues on the UBA Notes at a rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America in San Francisco, California, or (ii) ten percent (10%). The maturity dates of the UBA Notes have been extended until June 30, 2010.

As of February 28, 2010, the aggregate outstanding principal amount of the UBA Notes was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,233,100. The entire amount of the outstanding principal and accrual but unpaid interest is convertible into shares of our common stock at a conversion price of $1.50 per share. As of February 28, 2010, United Brewers of America beneficially owns approximately 24.8% of our outstanding Common Stock (excluding any shares issuable upon the conversion of the UBA Notes) and our Chairman, Dr. Vijay Mallya, is also the Chairman of the board of UBA. During fiscal years 2009 and 2008, the largest aggregate amount of principal outstanding was $1,915,400.  No principal or interest was paid during either 2009 or 2008, respectively.

License Agreement

In July 2001, we entered into a Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., a Delaware corporation affiliated with UB Limited, pursuant to which we obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. This agreement will remain in effect for as long as the Distribution Agreement (described below) between UBI and UBSN remains in effect. The Distribution Agreement is scheduled to expire in October 2013.

Because our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the Board of UB Limited, the transactions represented by these license agreements may be deemed to be related party transactions.

The dollar value of the license agreement cannot be accurately estimated.

Shepherd Neame, Ltd.

As described more fully below, our principal European subsidiary, UBSN, is a party to a Brewing Agreement and a Loan Agreement with Shepherd Neame. Shepherd Neame and the Company may be deemed to be related parties, because Mr. R.H.B. Neame (Shepherd Neame's Chairman of the Board) was also our director until 2004, and Mr. David Townshend (a senior Shepherd Neame employee) was serving as the President of UBSN (pursuant to an agreement between UBSN and Shepherd Neame) and was also our director until 2004.

Brewing Agreement

On October 9, 1998, UBI and UBSN originally entered into a Brewing Agreement with Shepherd Neame, and on October 24, 2001, this agreement was amended by a Supplemental Agreement (together, the "Brewing Agreement").

The Brewing Agreement, which was entered into (and amended) in conjunction with the Loan Agreement described below, grants to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, and distribute  such products elsewhere in the Foreign Territory. UBI and UBSN further agreed that they would require any other distributor of such products (subject to applicable laws and regulations) to obtain such products directly from a company related to UBI or our subsidiaries and to refrain from seeking customers, or establishing a distribution network for such products, in the United Kingdom. In exchange, Shepherd Neame agreed to brew and/or supply Kingfisher Premium Lager and related products to UBSN for destinations within (and, with the consent of Shepherd Neame, outside) the United Kingdom. The price UBSN pays to Shepherd Neame for brewing Kingfisher Premium Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Premium Lager and other factors. For 2009, the purchases from Shepherd Neame by UBSN equaled approximately $15,446,700 at the average exchange rate in effect during 2009. For 2008, the purchases from Shepherd Neame by UBSN equaled approximately $16,032,400 at the average exchange rate in effect during 2008.

The dollar value of the license agreement cannot be accurately estimated.

Loan Agreement

Concurrently with the Brewing Agreement described above, UBSN and Shepherd Neame entered into a Loan Agreement, under which on or about October 24, 2001, Shepherd Neame advanced to UBSN £600,000 (the full amount available under the Loan Agreement), at a fixed interest rate of 5%, for general corporate purposes. This loan is payable in ten annual installments of £60,000 each, commencing on June 30, 2003 and continuing on each anniversary thereof until the Loan is fully repaid. Any remaining balance of principal or interest will become due and payable (and the loan will terminate) on June 30, 2013. It would be an event of default under the Loan Agreement, and the lender would have the right, at will, not only to cancel the Loan Agreement and accelerate all sums due under it, but also to terminate the Brewing Agreement, if UBSN were to terminate or default under the Brewing Agreement, or if either of the License Agreements that UBI and UBSN have entered into with UB Limited are terminated (except in accordance with their terms or in connection with the parties' entry into an equivalent Brewing Agreement). The aggregate amount of principal paid during each of 2009 and 2008 was £60,000 or $94,000 and $111,300 at the average exchange rate during 2009 and 2008, respectively.

Distribution Agreement

UBI entered into a Distribution Agreement with our wholly-owned subsidiary UBSN on October 9, 1998. Under this agreement, which was subsequently amended by a Supplemental Agreement dated as of October 24, 2001 (together, the "Distribution Agreement"), UBI granted UBSN an exclusive sublicense for the distribution of all lager and other beer products brewed or prepared for sale in the Foreign Territory, and a sublicense to use the Kingfisher trademark and trade name, to manufacture, package, market, distribute, and sell beer and other products using the Kingfisher trademark and logo, and to enter into a Brewing License Agreement described below. The Distribution Agreement, which also requires UBSN to pay UBI a royalty fee of 50 British pence (approximately $0.78 at the average exchange rates in effect during fiscal year 2009) for every 100 liters (26 gallons) of beer brewed for sale in the Foreign Territory, will expire in October 2013. The royalty due to UBI for the year 2009 was approximately $62,800 and for the year 2008 was approximately $73,500.

Market Development Agreement

Effective October 26, 2001, the Company and UBSN entered into a Market Development, General and Administrative Services Agreement (the "Market Development Agreement"), under the terms of which UBSN engaged us to perform a variety of advertising, promotional, and other market development activities in the United States in connection with Kingfisher beer and related consumer products (the "Products"), provide certain legal and business management support services to UBSN, and provide assistance with the establishment and management of distribution channels for the Products in the United States. In consideration for the services received under this agreement, UBSN agreed to pay our service fees amounting in the aggregate to $1,500,000 over the period from 2001 through 2003. Such payments have been made in full and no additional payments are anticipated to be made in the future. The Company and UBSN agreed to extend the agreement for an additional five (5) year period.

Brewing License Agreement

Concurrently with the Market Development Agreement described above, we entered into a Brewing License Agreement with UBSN, under the terms of which UBSN granted us an exclusive license to brew and distribute Kingfisher Premium Lager in the United States, in exchange for a royalty, payable to UBSN, of eighty cents ($0.80) for each case of Kingfisher Premium Lager brewed by us under this agreement. We agreed with UBSN to extend the agreement for a further period of five years. The royalty due to UBSN pursuant to the Brewing License Agreement for the year 2009 was approximately $115,200 and for the year 2008 was approximately $115,400.

DIRECTOR INDEPENDENCE

Our Board of Directors has determined that the following directors qualify as "independent" in accordance with the published listing requirements of NASDAQ: Mr. Heldfond, Mr. Layborn, Mr. Palamand, Mr. Merchant and Mr. Price. Mr. Singh is not "independent" because he is our employee. Dr. Mallya is not independent since he has received payments in excess of $60,000 from us during the last three (3) fiscal years.

The NASDAQ rules have both objective tests and a subjective test for determining who is an "independent director". The objective tests provide that a director is not considered independent if he (i) is an employee of the Company (or has been in the past three (3) years; (ii) has accepted (or a family member has accepted) compensation from the Company in excess of $100,000 during any twelve (12) consecutive months within the preceding three (3) year period (subject to certain exceptions); (iii) has a family member that was employed as an executive officer of the Company during the past three (3) years; (iv) is (or a family member is) a controlling shareholder or an executive officer of an organization to which we made or received payments that exceed the greater of (a) five percent (5%) of the recipient's consolidated gross revenues for that year or (b) $200,000 for the current year or the preceding three (3) years. The subjective test is based on the standard that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

COMPANY RELATIONSHIPS

UBA and Inversiones own 24.8% and 44.3% of the outstanding shares of our common stock respectively as of February 28, 2010.  UBA has also advanced us a principal amount of $1,915,400 under separate convertible notes. As of December 31, 2009 the principal amount outstanding on the notes together with the accrued interest is convertible into approximately 2,089,200 shares of common stock. Because UBHL is the ultimate parent of both UBA and Inversiones, UBHL is the ultimate beneficiary of 69.1% the shares of our common stock. Refer to "Item 12 - Security ownership of certain beneficial owners and management and related stockholder matters" above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has appointed PMB Helin Donovan, L.L.P. ("PMB"), as our independent auditors to perform the audit of our financial statements for the year 2009.

AUDIT FEES. The aggregate fees billed by PMB during the year 2009 for the audit of our annual consolidated financial statements was $100,000; fees of an additional $42,500 were billed to us during 2009 in connection with PMB’s review of interim financial statements in connection with our Quarterly Reports on Form 10-Q for that year. Such fees represented approximately 85% of the total fees for services billed to us by PMB during 2009.

The aggregate fees billed by PMB during the year 2008 for the audit of our annual consolidated financial statements was $100,100; fees of an additional $44,900 were billed to us during 2008 in connection with PMB’s review of interim financial statements in connection with our Quarterly Reports on Form 10-Q for that year. Such fees represented approximately 90% of the total fees for services billed to us by PMB during 2008.

AUDIT RELATED FEES. PMB did not bill us any amount in fees for assurance or related services in 2009 or 2008.

TAX FEES. The aggregate fees billed by PMB during 2009 for tax products and services related to the preparation of our tax returns other than those described in the foregoing paragraphs, was $16,000. Such fees represented approximately 10% of the total fees for services rendered to us by PMB during 2009.

The aggregate fees billed by PMB during 2008 for tax products and services related to the preparation of our tax returns , other than those described in the foregoing paragraphs, was $16,000. Such fees represented approximately 10% of the total fees for services rendered to us by PMB during 2009.

ALL OTHER FEES. During the years 2009 PMB billed us $9,365 related to review of our internal control documentation.  Such fees represented 5% of the total fees for services billed to us by PMB during 2009. PMB did not bill us for any amount towards fees for services other than those mentioned above during the years 2009 and 2008.

All audit and other services performed by PMB on our behalf are approved in advance by our audit committee.

We are not aware that any significant amount of the work done during the course of the audit of our 2009 and 2008 Financial Statements was performed by persons other than full-time, permanent, employees of PMB.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:

(1)	Audited financial statements and financial statement schedules

Report of PMB Helin Donovan, LLP, Independent Registered Auditors

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flow for the Years Ended December 31, 2009 and 2008

Notes to Financial Statements

(2)
FINANCIAL STATEMENT SCHEDULES. The financial statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K are listed above. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

(3)	LIST OF EXHIBITS.

Exhibit Number		Description of Document

3.1	(T)	Articles of Incorporation of Mendocino Brewing Company, Inc. as amended.
3.2	(T)	Bylaws of Mendocino Brewing Company, Inc., as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between Mendocino Brewing Company, Inc. and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15	(I)	Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21	(K)	Registration Rights Agreement Among Mendocino Brewing Company, Inc., United Breweries of America, Inc., H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.

10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.

10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007.
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007.
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract).
10.92	(II)	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.

10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors' Compensation Plan, as amended (Management Contract).
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.
10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009†.
14.1	(V)	Code of Ethics.
21.1	*	Subsidiaries of the Registrant.
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	*	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.
32.2	*	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

† Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.
(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.
(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.
(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.
(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.
(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.
(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.
(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.
(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.
(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.
(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.
(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.
(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.
(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.
(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.
(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.
(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.
(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.
(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.
(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.
(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(FF)	The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(GG)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(HH)	The Company's Annual Report on Form 10-K for the period ended December 31, 2007.
(II)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(JJ)	The Company's Annual Report on Form 10-K for the period ended December 31, 2008.
(KK)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(LL)	The Company's Current Report on Form 8-K filed as of August 31, 2009.
(MM)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(b)	Exhibit Attached The following Exhibits are attached to this Annual Report on Form 10-K:

21.1	Subsidiaries of the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.
32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:	/s/ Yashpal Singh
Yashpal Singh Our President and Chief Executive Officer
Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:	/s/ Dr. Vijay Mallya
Dr. Vijay Mallya Director and Chairman of the Board
Date: March 31, 2010

By:	/s/ Yashpal Singh
Yashpal Singh Our President, Director and Chief Executive Officer
Date: March 31, 2010

By:	/s/ Scott R. Heldfond
Scott R. Heldfond, Director
Date: March 31, 2010

By:	/s/ Jerome G. Merchant
Jerome G. Merchant, Director
Date: March 31, 2010

By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan Our Secretary and Chief Financial Officer
Date: March 31, 2010

By:	/s/ H. Michael Laybourn
H. Michael Laybourn, Director
Date: March 31, 2009

By:	/s/ Kent Price
Kent Price, Director
Date: March 31, 2010

By:	/s/ Sury Rao Palamand
Sury Rao Palamand, Director
Date: March 31, 2010

Mendocino Brewing Company, Inc.

Consolidated Financial Statements
For the Years Ended
December 31, 2009 and 2008
Mendocino Brewing Company, Inc.

C O N T E N T S
___________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Mendocino Brewing Company, Inc.
Ukiah, California

We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc. (“MBC”) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mendocino Brewing Company, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP
San Francisco, California
March 31, 2010

Mendocino Brewing Company, Inc.
Consolidated Balance Sheets
As of December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash	$140,900	$273,700
Accounts receivable, net of allowance for
doubtful accounts of $504,900 and $65,700, respectively	11,267,700	6,966,900
Inventories	1,862,600	1,865,200
Prepaid expenses	543,300	201,700

Total Current Assets	13,814,500	9,307,500

Property and Equipment
(net of accumulated depreciation)	12,474,200	12,806,100

Other Assets
Deposits and other assets	288,200	326,100
Intangibles, (net of amortization)	47,600	47,600

Total Other Assets	335,800	373,700

Total Assets	$26,624,500	$22,487,300

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Secured lines of credit	$3,126,200	$3,601,700
Accounts payable	12,088,200	6,152,900
Accrued liabilities	1,504,100	1,513,000
Current maturities of notes to related parties	97,000	87,700
Current maturities of obligation under long-term debt	319,800	316,400
Current maturities of obligation under capital lease	142,700	113,400

Total Current Liabilities	17,278,000	11,785,100

Long-Term Liabilities
Notes to related parties including accrued
interest of $1,218,400 and $1,127,400, respectively	3,327,800	3,306,000
Long term debt, less current maturities	3,509,500	3,820,000
Obligations under capital leases, less current maturities	161,500	218,700

Total Long-Term Liabilities	6,998,800	7,344,700

Total Liabilities	24,276,800	19,129,800

Stockholders' Equity
Preferred stock, Series A, no par value, with
liquidation preference of $1 per share; 10,000,000
shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized,
12,427,262 and 11,991,686 shares issued and outstanding, respectively	15,043,300	14,902,300
Accumulated comprehensive income	436,800	567,900
Accumulated deficit	(13,360,000)	(12,340,300)

Total Stockholders' Equity	2,347,700	3,357,500

Total Liabilities and Stockholders' Equity	$26,624,500	$22,487,300

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ending December 31, 2009 and 2008

	2009	2008
Sales	$35,866,700	$37,640,500
Less excise tax	865,200	905,500

Net Sales	35,001,500	36,735,000

Cost of Goods Sold	26,565,900	27,323,100

Gross Profit	8,435,600	9,411,900

Operating Expenses
Marketing	4,642,800	5,117,700
General and administrative (1)	4,270,700	3,893,600

Total Operating Expenses	8,913,500	9,011,300

Income (loss) from Operations	(477,900)	400,600

Other Income (Expense)
Miscellaneous income	27,600	85,300
Profit (loss) on sale of equipment, net	9,900	5,600
Interest expense	(572,700)	(781,500)

Total Other Income (Expense)	(535,200)	(690,600)

Loss before Income Taxes	(1,013,100)	(290,000)

Provision for (Benefit from) Income Taxes	6,600	4,500

Net Loss	(1,019,700)	(294,500)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(131,100)	410,600

Comprehensive Income (Loss)	$(1,150,800)	$116,100

Net Income (Loss) per
common share (basic and diluted)	$(0.08)	$(0.02)

Weighted average common shares
outstanding (basic and diluted)	12,274,801	11,991,686

(1) Includes $93,000 and $61,000, of stock based compensation, for 2009 and 2008, respectively.

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ending December 31, 2009 and 2008

	Series A				Other Accumulated
	Preferred		Common		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income/(Loss)	Deficit	Equity

Balance December 31, 2007	227,600	$227,600	11,991,686	$14,902,300	$157,300	$(12,045,800)	$3,241,400

Net loss	-	-	-	-	-	(294,500)	(294,500)
Currency translation adjustment	-	-	-	-	410,600	-	410,600
Balance December 31, 2008	227,600	$227,600	11,991,686	$14,902,300	$567,900	$(12,340,300)	$3,357,500

Stock issued for compensation			435,576	141,000			141,000
Net loss	-	-	-	-	-	(1,019,700)	(1,019,700)
Currency translation adjustment	-	-	-	-	(131,100)	-	(131,100)

Balance December 31, 2009	227,600	$227,600	12,427,262	$15,043,300	$436,800	$(13,360,000)	$2,347,700

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.
Consolidated Statements of Cash Flows
For the Years Ending December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,019,700)	$(294,500)
Adjustments to reconcile net income
(loss) to net cash from operating activities:
Depreciation and amortization	1,086,400	1,077,000
Provision for doubtful accounts	421,200	28,000
Loss (gain) on sale of assets	(9,900)	(5,600)
Interest accrued on related party notes	91,000	126,500
Non-cash compensation	141,000	61,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,082,300)	(1,377,400)
(Increase) decrease in inventories	2,600	(404,000)
(Increase) decrease in prepaid expenses	(327,200)	349,200
(Increase) decrease in deposits and other assets	900	(49,600)
Increase (decrease) in accounts payable	5,261,200	667,800
Increase (decrease) in accrued liabilities	(80,600)	386,000

Net cash provided by operating activities	1,484,600	564,400

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(434,900)	(770,300)
Proceeds from sale of fixed assets	12,700	5,600

Net cash used in investing activities:	(422,200)	(764,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing (repayment) on line of credit	(655,600)	457,100
Borrowings on long term debt	-	168,500
Repayment on long-term debt	(307,100)	(259,100)
Repayment on related party debt	(94,000)	(111,300)
Payments on obligations under long term leases	(140,300)	(116,100)

Net cash provided by (used in) financing activities:	(1,197,000)	139,100

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,800	(4,800)

Net Change in Cash	(132,800)	(66,000)

Cash at beginning of period	273,700	339,700

Cash at end of period	$140,900	$273,700

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$481,700	$655,000
Income taxes	$6,600	$4,500

Non-cash investing and financing activities:
Common stock issued for prior year compensation	$141,000	$-
Seller financed equipment	$98,700	$369,400

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

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

Subsequent Events

The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiaries, Releta Brewing Company, LLC, and UBIUK.  All material intracompany and inter-company balances, profits and transactions have been eliminated.

Basis of Presentation and Organization

The financial statements for the fiscal years ended December 31, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States.  The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

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

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

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

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages.  The Company has approximately $168,300 in cash deposits and $5,169,800 of accounts receivable due from customers located in the United Kingdom as of December 31, 2009.

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of December 31, 2009, unions represented approximately 22% of our US workforce. On that date, the Company had approximately 14 employees at its CA facility who were working under a collective bargaining agreement. The agreement covering the CA facility expires on July 31, 2013.

Foreign Operations

Approximately 44% of the Company’s assets are located in the United Kingdom.  Although this country is considered economically stable and the Company has experienced no notable burden from foreign exchange transactions, export duties, or government regulations, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms.  Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility.  If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2009, the Company maintained a reserve of $504,900 of potentially doubtful accounts receivable.  Bad debt expenses totaled $512,000 and $61,000 for the years ended December 31, 2009 and 2008 respectively.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value). The Company regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality and quality. Inventories that are considered obsolete are written off or adjusted to carrying value.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of its long-lived assets periodically in accordance with the provisions of Accounting Standards Codification (ASC) 360-10-50, (Accounting for the Impairment and Disposal of Long-Lived Assets).  The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  Long-lived assets that management commits to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

Intangibles

Intangibles consist of trade names and trademarks.  Purchased trademarks are initially measured based on their fair values.  Trademarks include purchased trademarks, brand names, logos or other recognizable symbols associated with the Company's products.  Trademarks are not amortized because they have indefinite lives.  Assets determined to have indefinite lives are no longer amortized in accordance with SFASASC 350, Goodwill and other Intangibles, but are tested for impairment on an annual basis.  The carrying amount of intangibles not subject to amortization is $47,600 as of December 31, 2009 and 2008.

Impairment of Intangible Assets

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable.  Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.  The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it.  If the sum of the expected future net cash flows are less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.  The fair value is measured based on quoted market prices, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.  The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  During the years ended December 31, 2009 and 2008, the Company recorded no impairment losses related to an intangible asset.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt.  Deferred financing costs were $311,300, and the related accumulated amortization at December 31, 2009 and 2008 was $213,300 and $147,900, respectively.  Amortization of deferred financing costs charged to operations was $65,300 for both the years ended December 31, 2009 and 2008.  The Company will continue to amortize these fees until 2011.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Income Taxes

The Company accounts for income taxes in accordance with the accounting standard (ASC 750-10-60) which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards.  A valuation allowance is established to reduce the deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

The Company adopted the accounting standard for uncertainty in income taxes  (ASC 740)which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax benefits for the years ending December 31, 2009 and 2008.

Revenue Recognition

The Company recognizes revenue from the brewing and distribution operations in accordance with ASC 605.  The Company recognizes revenue from product sales, net of discounts.

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

The Company records  certain consideration paid to customers for services or placement fees are to be reported as a reduction in revenue rather than as an expense.  The Company reports these items on the income statement as a reduction in revenue and as a corresponding reduction in marketing and selling expenses.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

Revenues from the brewpub and gift store are recognized when sales have been completed.

United Kingdom

The Company has agreements with Shepard Neame Limited (SN), to produce, market and distribute Kingfisher Lager in the United Kingdom. See Note 10 regarding transactions with SN.  The Company invoices SN based on an agreed transfer price per unit, which is subject to revision upon reconciliations based on contractual formulas.

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

Chargebacks and Sales Reserves

 The Company has estimated reserves for chargebacks for goods purchased by distributors. The Company estimates its reserves by utilizing historical information and current contracts. In estimating chargeback reserves, the Company analyzes actual chargeback amounts and applies historical chargeback rates to estimates potential chargeback. The Company routinely assesses its experience with distributors and adjusts the reserves accordingly. If actual chargebacks and other rebates are greater than the Company's estimates, additional reserves may be required. Revisions to estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Taxes Collected From Customers

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

Taxes collected from customers and remitted to tax authorities are sales tax collected from our retail customers. State and federal excise taxes on beer shipments are the responsibility of the company and included in our selling price.  Excise taxes on shipments are shown in a separate line item in the consolidated statement of operations as reduction of gross sales.  Sales taxes collected from customers are recognized as a liability, with the liability subsequently reduced when the taxes are remitted to the tax authority.  Total sales taxes collected from customers and remitted to tax authorities were not material in 2009 and 2008.

Delivery Costs

In accordance with FASB ASC 605, (Shipping and Handling Fees and Costs) the company reports pass-through freight costs on beer shipped to independent beer wholesalers in cost of sales.  Reimbursements of these costs by wholesalers are reported in sales.

Non-pass-through costs incurred by the Company to deliver beer to wholesalers are included in marketing, distribution and administrative expenses.  These costs are considered marketing related because in addition to product delivery, wholesalers provide marketing and other customer service functions to customers including product display, shelf space management, distribution of promotional materials, and product rotation.  Shipping costs included in marketing expense totaled $604,200 and $948,700, for the years ended December 31, 2009 and 2008, respectively.

Stock-Based Compensation

The Company uses the fair value method of accounting for share-based compensation arrangements. ASC 718 The Company has not granted any stock options in 2009 or 2008 or had any stock options outstanding in 2009 and 2008. If the Company issues stock options the compensation costs for those options will be based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718.

FASB ASC 718 requires companies to estimate the fair value of stock options on the date of grant using an option pricing model. If the Company does grant stock options it would use the Black-Scholes option pricing model to determine the fair value of our options. The determination of the fair value of stock based awards using an option pricing model is affected by a number of assumptions including expected volatility of the common stock over the expected term, the expected term, the risk free interest rate during the expected term and the expected dividends to be paid.

No stock-based compensation expense related to employee stock options was recognized under FASB ASC 718 for 2009 and 2008. The value of the portion of the award that is ultimately expected to vest is recognized as compensation expense over the requisite service periods.

In 2009 and 2008, the Company did not grant any options or warrants, and all options outstanding were fully vested prior to January 1, 2008 and no stock options were outstanding as of December 31, 2009 and 2008.

Stock-based Compensation – Non-employees

The company accounts for equity instruments (typically stock grants) issued to non-employees in accordance with the provisions of FASB ASC 505 and 718 ..

Basic and Diluted Earnings (Loss) per Share

The net income (loss) per common share ("basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding and excluding any potential dilution. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes.  Diluted net loss per share was the same as basic net loss per share for 2009 and 2008, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses.  The following table sets forth the computation of basic and diluted net loss per common share:

Basic and Diluted Earnings (Loss) per Share (continued)

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

	Year ended December 31,
	2009	2008
Net income (loss) – available to common shareholders	$(1,019,700)	$(294,500)
Weighted average common shares outstanding: Basic and diluted	12,274,801	11,991,686
Total shares outstanding at end of period	12,427,262	11,991,686
Net income (loss) per common share: Basic and diluted	$(0.08)	$(0.02)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	Year Ended December 31,
	2009	2008
Convertible Notes	3,133,800	3,042,800
Potential equivalent shares excluded	2,089,180	2,028,527

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

Cash at UBIUK was translated at exchange rates in effect at December 31, 2009 and 2008, and its cash flows were translated at the average exchange rates for the years then ended.  Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America includes having the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  The amounts estimated could differ from actual results.  Significant estimates include, allowance for doubtful accounts, depreciation and amortization periods, and the future utilization of deferred tax assets.  The Company has determined that deferred tax assets associated with net operating loss carryforwards may expire prior to utilization.  The Company has placed a valuation allowance on these deferred tax assets.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

Advertising

Advertising costs are expensed as incurred and were $1,005,000 and $1,014,900 for the years ended December 31, 2009 and 2008, respectively.

Fair Value of Financial Instruments

Fair Value

The Company adopted ASC 820, Fair Value Measurements and Disclosures for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis in the first quarter of 2009, and such adoption did not have a material impact on the Company’s financial statement disclosures. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The levels of the fair value hierarchy established by ASC 820 are:

Level 1:  inputs are quoted prices, unadjusted, in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2:  inputs are other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  A Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3:  inputs are unobservable and reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2009 and 2008, the Company does not have any assets or liabilities which are recorded at fair value on a recurring basis.

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, to approximate the fair value of the respective assets and liabilities at December 31, 2009 and December 31, 2008 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

The carrying value of certain of the financial instruments, of other current assets and accrued expenses, approximate fair value due to their short maturities.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

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

Recent Accounting Pronouncements

Accounting Standards Codification: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The guidance establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this guidance for its fiscal quarter ended September 30, 2009. There was no change to the Company’s consolidated financial statements due to the implementation of this guidance.

Fair Value Measurements: In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for the first reporting period beginning after issuance. The Company adopted ASU 2009-05 for its fiscal quarter ended September 30, 2009. There was no change to its consolidated financial statements due to the implementation of this guidance.

In January, 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Reporting entities will have to provide information about movements of assets among Levels 1 and 2; and a reconciliation of purchases, sales, issuance, and settlements of activity valued with a Level 3 method, of the three-tier fair value hierarchy established by SFAS No. 157, Fair Value Measurements (ASC 820). The ASU 2010-06 also clarifies the existing guidance to require fair value measurement disclosures for each class of assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 for Level 1 and 2 disclosure requirements and after December 15, 2010 for Level 3 disclosure requirements. The Company will adopt the guidance in its fiscal quarter ending March 31, 2010. The Company does not anticipate this adoption will have a material impact on its consolidated financial statements.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

Transfers of Financial Assets: In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 codifies SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”), issued in June 2009. The guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Earlier adoption is prohibited. The Company will adopt the guidance in the first quarter of fiscal 2010. The Company does not anticipate this adoption will have a material impact on its consolidated financial statements.

Amendments to Accounting Standards Codification: In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics (“ASU 2010-08”). ASU 2010-08 makes various non-substantive amendments to the FASB Codification that does not fundamentally change existing GAAP; however, certain amendments could alter the application of GAAP relating to embedded derivatives and the income tax aspects of reorganization. The amended guidance is effective beginning in the first interim or annual period beginning after the release of the ASU, except for certain amendments. The Company will adopt the guidance in the second quarter of 2010. The Company does not anticipate this adoption will have a material impact on its consolidated financial statements.

Subsequent Events: On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This amendment alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The guidance became effective with the issuance of ASU 2010-09 and the Company adopted this guidance upon its issuance.

2.           Liquidity and Management Plans

At December 31, 2009, the Company had cash and cash equivalents of $140,900, a working capital deficit of $3,463,500 and an accumulated deficit of $13,360,000.  Additionally, the Company has a history of past losses as infrastructure and marketing costs were incurred in advance of obtaining customers. At December 31, 2009, the Company was in default on two of the financial covenants in its secured credit facility. This violation has resulted in the Company incurring a higher rate of interest until the violation is cured. The Company is in discussion with the lender to remediate the covenant violations. Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through December 31, 2010, including reductions in discretionary expenditures, optimizing prices and discounts to increase margin and securing additional contract brewing contracts. In addition, Company’s majority shareholder issued a letter of support to provide financial assistance when required. The Company may also seek additional capital infusion to support operations. Management believes that these actions will enable the Company to meet its working capital needs through December 31, 2010.

3.           Inventories

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

Inventories, consisting of materials, materials overhead, labor, and manufacturing overhead, are stated at the lower of average cost or market (net realizable value) and consist of the following at December 31:

	2009	2008
Raw materials	$591,600	$667,700
Work-in-progress	241,300	324,000
Finished goods	988,800	848,400
Merchandise	40,900	25,100
	$1,862,600	$1,865,200

Work in process is beer held in fermentation tanks prior to the filtration and packaging process.

4.           Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:
	2009	2008
Machinery and equipment	$11,840,800	$11,902,700
Buildings	7,222,100	7,222,100
Equipment under capital lease	233,800	233,800
Land	810,900	810,900
Leasehold improvements	1,456,800	1,452,200
Vehicles	425,200	363,000
Furniture and fixtures	498,900	401,500
Equipment in progress	6,700	68,700
	22,495,200	22,454,900
Less: Accumulated depreciation and amortization	(10,021,000)	(9,648,800)
	$12,474,200	$12,806,100

The Company has property and equipment located in the United Kingdom with a net book value of approximately $1,584,600 as of December 31, 2009.  Amortization of assets under capital leases is included in depreciation and amortization expense. Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $1,086,400 and $1,077,000, respectively.

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

The Company retains the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse.  Therefore, the transaction does not qualify as a sale under the terms of FASB ASC 860 and 405  (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities).  Included in the Balance Sheets as receivable at December 31, 2009, are account balances totaling $1,724,900 of uncollected receivables collateralized to the financial institution under this facility. The amount outstanding on this line of credit as of December 31, 2009 was approximately $1,562,900. The credit agreements contain financial covenants, and violations of these covenants result in the Company incurring a higher interest rate.  At December 31, 2009, the Company was in default on two of the financial covenants, and management is in discussions with the lender to modify or waive the covenants.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited for a maximum amount of £1,750,000 (US $2,558,300) based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers.  The initial term of the facility is for a period of one year after which the facility can be terminated by either party by providing the other party a notice of six months.  The facility carries an interest rate of 1.38% above RBS base rate and a service charge of 0.10% of each invoice discounted.  The amount outstanding on this line of credit as of December 31, 2009 was approximately $1,563,300.

6.           Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:
	2009	2008
Notes to a financial institution, payable in monthly installment of $20,500, plus interest at one month LIBOR plus 5.25% with a balloon payment of $622,400 in June 2011; secured by substantially all assets of the Releta Brewing Company and Mendocino Brewing Company excluding real property at Ukiah.	$991,400	$1,237,300

Note to a financial institution, payable in monthly installment of $17,900 including interest at prime plus 1.75% with a balloon payment of approximately $2,737,000 in June 2011, secured by property in Ukiah, CA.	2,837,900	2,899,100
	3,829,300	4,136,400
Less current maturities	319,800	316,400
	$3,509,500	$3,820,000

Payments due during Year Ending December 31,
2010	$319,800
2011	3,509,500
$3,829,300

7.           Capital Lease Obligations

The Company leases certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases.  The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2009, are as follows:

Year Ending December 31,
2010	$165,600
2011	115,700
2012	73,100
354,400
Less amounts representing interest	(50,200)
Present value of minimum lease payments	304,200
Less current maturities	(142,700)
Non-current leases payable	$161,500

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

Depreciation expense related to capital lease was $47,500 for both the years ended December  31, 2009 and 2008.

8.           Notes to Related Party – Subordinated

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America (UBA), with interest at the prime rate plus 1.5%, but not to exceed 10% per year.  The notes are convertible into common stock at $1.50 per share.  The notes have been extended until June 2010.  UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette Business Credit, Inc., both maturing in June 2011.  Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the above facilities are repaid.  Accordingly, the entire amount due of $3,133,800 and $3,042,800 as of December 31, 2009 and 2008 under the notes is classified as a long term liability.  The notes include $1,218,400 and $1,127,400 of accrued interest at December 31, 2009 and 2008.

Notes payable also includes balance of unsecured loan from Shepherd Neame Limited to UBSN Limited payable in annual installment of $97,000 with interest at 5% per year and maturing June 2012.  The amounts outstanding, under this loan as of December 31, 2009 and 2008 were $291,000 and $350,900 respectively.

Payments due during Year Ending December 31,
2010	$97,000
2011	3,230,800
2012	97,000
$3,424,800

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

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

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

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; land at its Saratoga Springs, New York, facility; a building in the United Kingdom; and certain equipment.  The land lease includes a renewal option for three additional five-year periods, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index.  The leases begin expiring in 2010.  Rent expense charged to operations was $243,300 and $200,600 for the years ended December 31, 2009 and 2008.

Future minimum lease payments under these agreements are as follows:

Year Ending December 31,
2010	$256,300
2011	228,000
2012	214,300
2013	207,300
2014	119,500
Thereafter	7,800
$1,033,200

Keg Management Agreement

In September 2009, the Company renewed the keg management agreement with MicroStar Keg Management LLC.  Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee depending on the applicable territory.  The agreement is effective for five years ending in September 2014.  If the agreement is terminated, the Company is required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar.  The Company expects to continue this relationship.  Rental expense associated with this agreement was $53,100 and $46,700 for the years ended December 31, 2009 and 2008, respectively.

10.        Related-Party Transactions

The Company conducts business with United Breweries of America (UBA), which owns approximately 25% of the Company's common stock.  Additionally, UBSN Limited has significant transactions, amounting to 18% of sales in the year ending December 31, 2009, with Shepherd Neame, Ltd., which is a related party to a former Board member.    The following table reflects balances outstanding and the value of the transactions with these related parties for the years ended December 31, 2009 and 2008:

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

	2009	2008
TRANSACTIONS
Gross sales to Shepherd Neame Ltd.	$6,620,700	$4,872,800
Purchases from Shepherd Neame Ltd.	15,446,700	16,032,400
Expenses reimbursement to Shepherd Neame Ltd.	1,031,100	1,161,700
Interest expenses associated with UBA notes (see note 8)	91,000	126,500
Interest paid to Shepherd Neame Ltd. (see note 8)	16,400	25,000
ACCOUNT BALANCES
Accounts payable and accrued liabilities to Shepherd Neame Ltd.	10,577,700	4,936,800
Accounts receivable and prepayments to Shepherd Neame Ltd.	5,774,700	1,309,000

11.        Major Customers

Sales to the top five customers totaled $11,972,100 and $10,508,300 for the years ended December 31, 2009 and 2008, which represents 33% and 28% of sales for the years ended December 31, 2009 and 2008, respectively. No other customers individually represent greater than 5% of the accounts receivable balance or revenues.

12.        Stockholders' Equity

Independent outside members of the Board of Directors are compensated for attending Board of Directors and committee meetings through the issuance of common stock.  Expenses related to this compensation totaled $93,000 and $61,000 for the years ended December 31, 2009 and 2008, respectively.

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

13.        Stock Option Plan

The Company had a stock option plan, the 1994 Stock Option Plan, which expired in 2004.   As of December 31, 2009 and 2008, no options were outstanding and the Company did not issue any options during the years 2009 and 2008.

 During the years ended December 31, 2009 and 2008, the Company granted no performance based options to employees, executives or senior management.

14.        Income Taxes

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

The accumulated losses during the past in the U.S. operations has resulted in the Company determining that the deferred tax assets associated with net operating loss carryforwards and investment tax credits may expire prior to utilization.  The Company recorded a valuation allowance of $4,202,600 for deferred tax assets.  The Company also has $68,433 of California Manufacturers' Investment Tax Credits that can be carried forward to reduce future taxes.  These credits begin expiring in 2011.

	2009	2008
Provision for income taxes
US Federal	$-	$-
US States	6,600	4,500
Current provision	6,600	4,500
Change in deferred income taxes	-	-
Total provision for income taxes	$6,600	$4,500

The difference between the actual income tax provision and the tax provision computed by applying the statutory US Federal and United Kingdom income tax rates to earnings before taxes is attributable to the following:

	2009	2008
US Federal income tax expense (benefit) at 34%	$(86,400)	$(46,500)
US State income tax expense (benefit)	(33,800)	(8,200)
United Kingdom income tax expense (benefit)	(102,500)	(32,200)
Other tax items	(109,400)	(590,300)
Change in valuation allowance	338,700	681,700
Total	$6,600	$4,500

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	2009	2008
Benefit of net operating loss carryforwards	$6,005,000	$5,032,900
Undistributed earnings of UBIUK	(371,300)	(335,000)
Investment in UBIUK	366,800	366,800
Depreciation and amortization	(1,513,800)	(1,239,000)
Other	(284,100)	38,200
Subtotal	4,202,600	3,863,900
Less valuation allowance	(4,202,600)	(3,863,900)
Total	$-	$-

Change in valuation allowance	$(338,700)	$(681,700)

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

The Company has net operating losses available for carry forward. The US Federal net operating losses total approximately $17,200,000 and expire beginning 2013 and ending in 2027. The US state operating losses total approximately $316,000 and expire beginning 2012 and ending 2027. The Company’s United Kingdom operating losses total approximately $1,026,000 and they do not expire.

Tax years that remain open for examination by the Internal Revenue Service include 2005, 2006, 2007, 2008 and 2009 (expected to be filed in August 2010), and by the State of California include 2004 through 2009.  In addition, tax years from 1997 to 2003 may subject to examination by the Internal Revenue Service to the extent that the Company utilizes the net operating losses from those years in its current or future year tax returns.

15.        Segment Information

The Company's business presently consists of two segments.  The first is brewing for wholesale to distributors and sale along with merchandise at the Company's brewpub and retail merchandise store located at the Hopland Brewery and at Saratoga Springs brewery in the state of New York.  This segment accounted for approximately 42% of the Company's gross sales during the years 2009 and 2008.  The second consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom and Europe.  This segment accounted for approximately 58% of the Company's gross sales during 2009 and 2008.  A summary of each segment is as follows:

	Year Ended December 31,2009
	Brewing Operations	Distributor Operations	Corporate and Other	Total
Sales	$ 15,118,200	$ 20,748,500		$ 35,866,700
Operating income (loss)	173,200	(651,100)		(477,900)
Identifiable assets	12,752,200	11,632,900	2,239,400	26,624,500
Depreciation and amortization	585,900	500,500		1,086,400
Capital expenditures	132,500	401,100		533,600

	Year Ended December 31,2008
	Brewing Operations	Distributor Operations	Corporate and Other	Total
Sales	$ 15,689,500	$ 21,951,000		$ 37,640,500
Operating income	325,200	75,400		400,600
Identifiable assets	13,144,700	6,898,800	2,443,800	22,487,300
Depreciation and amortization	533,900	543,100		1,077,000
Capital expenditures	490,100	649,600		1,139,700

16.       Unrestricted Net Assets

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

The Company's wholly-owned subsidiary, UBI, has retained losses of approximately £884,300 as of December 31, 2009.  Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earnings drop below £1,000,000.  Condensed financial information of the United States operations is as follows:

Balance Sheets	2009	2008

Assets
Cash	$46,700	$105,400
Accounts receivable	1,695,500	1,797,100
Inventories	1,862,600	1,865,200
Other current assets	161,400	167,600
Total current assets	3,766,200	3,935,300

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	10,889,600	11,279,500
Other assets	335,800	373,700
Total assets	$16,216,600	$16,813,500

Liabilities
Line of credit and note payable	$1,562,900	$1,762,000
Accounts payable	1,546,900	1,324,100
Accrued liabilities	831,400	802,100
Current maturities of debt and leases	381,500	374,500
Total current liabilities	4,322,700	4,262,700

Intercompany payable	275,100	533,900
Long-term debt and capital leases	3,594,800	3,970,700
Notes payable to related party	3,133,800	3,042,800
Total liabilities	11,326,400	11,810,100

Stockholders' equity
Common stock	15,043,300	14,902,300
Preferred stock	227,600	227,600
Accumulated deficit	(10,380,700)	(10,126,500)
Total stockholders' equity	4,890,200	5,003,400
Total Liabilities and stockholders' equity	$16,216,600	$16,813,500

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

17.       Unrestricted Net Assets (continued)

Statement of Operations	2009	2008

Net sales	$14,253,000	$14,784,000
Cost of goods sold	11,008,000	11,406,100
Selling, marketing, and retail expenses	1,257,600	1,319,700
General and administrative expenses	1,929,400	1,848,400
Income from operations	58,000	209,800

Other income and (expense)
Interest expenses	(465,700)	(545,100)
Other income	160,100	198,600
Provision for taxes	(6,600)	(4,500)
	(305,600)	(351,000)
Net loss	$(254,200)	$(141,200)

Statements of Cash Flows	2009	2008

Cash flows from operating activities	$891,300	$253,700
Cash flow from investing activities
Purchase of property and equipment	(132,500)	(286,100)
Proceeds from sale of assets	9,300	-
Net cash from investment activities	(123,200)	(286,100)
Cash flow from financing activities
Net borrowing (repayment) on line of credit	(199,100)	448,500
Borrowing on long-term debt	-	168,500
Repayment of long-term debt	(307,100)	(259,100)
Payment on obligation under capital lease	(61,800)	(32,100)
Net change in inter company payable	(258,800)	(220,000)
Net cash flow from financing activities	(826,800)	105,800
Cash, beginning of year	105,400	32,000
Cash, end of year	$46,700	$105,400