Form 10-Q
period 2010-03-31
MENDOCINO BREWING CO INC
filed 2010-05-17
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 (check one)

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  The number of shares of the issuer's common stock outstanding as of May 11, 2010 is 12,427,262.

PART I

Item 1.                      Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$167,600	$140,900
Accounts receivable, net of allowance for
doubtful accounts of $485,000 and $504,900, respectively	5,242,000	11,267,700
Inventories	1,869,300	1,862,600
Prepaid expenses	199,000	543,300

Total Current Assets	7,477,900	13,814,500

Property and Equipment (net of accumulated depreciation)
	12,238,400	12,474,200
Other Assets
Deposits and other assets	292,200	288,200
Intangibles, (net of amortization)	47,600	47,600

Total Other Assets	339,800	335,800

Total Assets	$20,056,100	$26,624,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Secured lines of credit	$2,466,800	$3,126,200
Accounts payable	6,888,400	12,088,200
Accrued liabilities	1,213,200	1,504,100
Current maturities of notes to related parties	91,100	97,000
Current maturities of obligation under long-term debt	320,700	319,800
Current maturities of obligation under capital lease	134,100	142,700
Total Current Liabilities	11,114,300	17,278,000

Long-Term Liabilities
Notes to related parties including accrued
interest of $1,240,800 and $1,218,400, respectively	3,338,400	3,327,800
Long term debt, less current maturities	3,430,500	3,509,500
Obligations under capital leases, less current maturities	124,700	161,500

Total Long-Term Liabilities	6,893,600	6,998,800

Total Liabilities	18,007,900	24,276,800

Stockholders' Equity
Preferred stock, Series A, no par value, with
liquidation preference of $1 per share; 10,000,000
shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized,
12,427,262 shares issued and outstanding	15,043,300	15,043,300
Accumulated comprehensive income	554,600	436,800
Accumulated deficit	(13,777,300)	(13,360,000)

Total Stockholders' Equity	2,048,200	2,347,700

Total Liabilities and Stockholders' Equity	$20,056,100	$26,624,500

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010		2009

Sales		$8,603,300		$7,292,500
Less excise taxes		168,200		155,400
Net Sales		8,435,100		7,137,100
Cost of goods sold		6,290,000		5,373,800

Gross Profit		2,145,100		1,763,300
Operating Expense
Marketing		1,405,300		984,200
General and administrative		1,028,900		961,700
Total Operating Expense		2,434,200		1,945,900

Income (loss) from operations		(289,100)		(182,600)

Other income (expense)
Miscellaneous income		7,100		6,600
Profit on sale of assets		--		6,500
Interest expense		(132,700)		(122,800)
Total Other Expense		(125,600)		(109,700)

Income (loss) before income taxes		(414,700)		(292,300)

Provision for income taxes		2,600		--

Net Income (loss)		(417,300)		(292,300)

Foreign currency translation gain (loss)		117,800		11,700

Comprehensive Loss		(299,500)		(280,600)

Net Income (loss) per common share (basic and diluted)	$	(0.03)	$	(0.02)

Weighted average common shares outstanding
Basic and diluted		12,427,262		12,198,666

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(417,300)	$(292,300)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	269,300	254,600
Allowance for doubtful accounts	9,400	14,600
Interest accrued on related party debt	22,400	22,400
Non cash compensation	--	80,000
(Profit) on sale of assets	--	(6,500)
Changes in:
Accounts receivable	5,556,400	938,200
Inventories	(6,700)	(240,200)
Prepaid expenses	329,900	(60,900)
Deposits and other assets	11,200	32,000
Accounts payable	(4,690,700)	(257,700)
Accrued liabilities	(257,800)	(110,200)
Net cash provided by (used in) operating activities	826,100	374,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and leasehold improvements	(112,700)	(80,000)
Proceeds from sale of fixed assets	--	9,300
Net cash used in investing activities	(112,700)	(70,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment on line of credit	(582,000)	(204,100)
Repayment on long-term debt	(78,100)	(76,300)
Payments on obligations under long term leases	(36,500)	(35,800)
Net cash provided by (used in) financing activities	(696,600)	(316,200)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,900	(12,700)

NET CHANGE IN CASH	26,700	(25,600)

CASH, beginning of period	140,900	273,700

CASH, end of period	$167,600	$248,100

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$2,600	--
Interest	$110,300	$100,400

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

1.           Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., (the "Company", “we” or "MBC"), has operating subsidiaries, Releta Brewing Company, ("Releta"), and United Breweries International, Limited (UK), ("UBIUK").  In the United States, MBC and its subsidiary, Releta, operate two breweries that produce beer for the specialty "craft" segment of the beer market.  The breweries are located in Ukiah, California and Saratoga Springs, New York.  We also own and operate a brewpub and gift store located in Hopland, California.  The majority of sales for MBC are in California.  We brew several brands, of which Red Tail Ale is the flagship brand.  In addition, we perform contract brewing for several other brands, and we hold the license to distribute Kingfisher Premium Lager Beer in the United States.

Our UK subsidiary, United Breweries International (UK) Limited (“UBIUK”), is a holding company for UBSN Limited (“UBSN”).  UBSN is a distributor of alcoholic beverages, mainly Kingfisher Lager, in the United Kingdom and Europe.  The distributorship is located in Faversham, Kent in the United Kingdom.

Principles of Consolidation

The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiaries, Releta and UBIUK.  All inter-company balances, profits and transactions have been eliminated.

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's  most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by the Company. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the three months ended March 31, 2010 compared to what was previously disclosed in the our Annual Report on 10-K for the year ended December 31, 2009.

Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Other investments with maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

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

At March 31, 2010 and December 31, 2009 the Company does not have any assets or liabilities which are recorded at fair value on a recurring basis.

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, to approximate the fair value of the respective assets and liabilities at March 31, 2010 and December 31, 2009 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

The carrying value of certain of the financial instruments, of other current assets and accrued expenses, approximate fair value due to their short maturities.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. Deferred financing costs were $311,300, and the related accumulated amortization at March 31, 2010 was $229,600.  Amortization of deferred financing costs charged to operations was $16,300 for the quarters ended March 31, 2010 and 2009.  We will continue to amortize these fees until 2011.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Concentration of Credit Risks

Financial instruments that potentially subject us to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom.  Substantially all of the Company's cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages.  The Company has approximately $114,700 in cash deposits and $3,545,400 of accounts receivable due from customers located in the United Kingdom as of March 31, 2010.

Income Taxes

We account for our income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," codified within ASC 272, 740, 805, 830, 942, 958 and 995 which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

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

 There are no changes in the carrying value of our tax assets or liabilities for any unrecognized tax benefits.

Basic and Diluted Earnings (Loss) per Share

In accordance with SFAS No. 128, "Earnings Per Share," (ASC 260) the basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Basic net earnings (loss) per share exclude the dilutive effect of stock options or warrants and convertible notes.  If our operations result in net loss for any period, Diluted net loss per share would be the same as basic net loss per share, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the net loss.  The computation of the dilutive effect of the Company's convertible notes for the three month period ended March 31, 2010 and 2009 is shown in the table below.

	Three months ended
	March 31,2010	March 31, 2009
Net income (loss)	$(417,300)	$(292,300)
Weighted average common shares outstanding	12,427,262	12,198,666
Basic net income (loss) per share	$(0.03)	$(0.02)

Foreign Currency Translation

The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - US dollar exchange rates in effect at March 31, 2010 and December 31, 2009, and the statements of operations were translated at the average exchange rates for each of the three months ended March 31, 2010 and 2009.  Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity.  Cash at UBIUK was translated at exchange rates in effect at March 31, 2010 and December 31, 2009, and its cash flows were translated at the average exchange rates for each of the three months ended March 31, 2010 and 2009.  Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of our net income (loss) and changes in equity from non-stockholder sources.  The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

The components of other comprehensive income for the three months ended March 31, 2010 and 2009 are reflected as a separate item in the statement of operations.

Reportable Segments

We manage our operations through two business segments: brewing operations, including tavern and tasting room operations (domestic) and distributor operations (international).  The international business segment sells our products outside the United States.

We evaluate performance based on net operating profit.  Where applicable, portions of the administrative function expenses are allocated between the operating segments.  The operating segments do not share manufacturing or distribution facilities.  In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the our transfer policy, which approximates market price.  The costs of operating the manufacturing plants are captured discretely within each segment.  Our property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Reclassifications

            Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.  These reclassifications have no effect on previously reported net losses or accumulated deficit.

2.           Liquidity and Management Plans

At March 31, 2010, we had cash and cash equivalents of $167,600 a working capital deficit of $3,636,400 and an accumulated deficit of $13,777,300.  Additionally, we have a history of past losses as infrastructure costs were incurred in advance of obtaining customers. At March 31, 2010, we were in default on two of the financial covenants in our secured credit facility. This violation has resulted in a higher rate of interest until the violation is cured.

Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through March 31, 2011, including reductions in discretionary expenditures, optimizing prices and discounts to increase margin, introduction of new products, new packaging and securing additional brewing contracts. In addition, our majority shareholder issued a letter of support to provide financial assistance when required. We may also seek additional capital infusions to support operations. Management believes that these actions will enable us to meet our working capital needs through March 31, 2011.

3.           Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	March 31,2010	December 31, 2009
Raw Materials	$737,900	$591,600
Beer-in-process	275,100	241,300
Finished Goods	817,300	988,800
Merchandise	39,000	40,900
TOTAL	$1,869,300	$1,862,600

4.           Line of Credit and Note Payable

In November 2006, Marquette Business Credit, Inc. ("Marquette") provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2011.  The borrowings are collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Releta's eligible inventory located in the US.  This facility carries interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of March 31, 2010 was approximately $1,623,100. At March 31, 2010, we were in default on two of the financial covenants.

We retain the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse.  Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (ASC 860).  Included in our Balance Sheet as Accounts receivable at March 31, 2010, are account balances totaling $1,696,600 of uncollected accounts receivables collateralized to Marquette under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers.  The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party with six months notice.  The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted.  The amount outstanding on this line of credit as of March 31, 2010 was approximately $843,700.

5.           Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	March 31, 2010	December 31, 2009
Notes to a financial institution, payable in monthly installments of $20,500, plus interest at one month LIBOR plus 5.25% with a balloon payment of $622,400 in June 2011; secured by substantially all assets of Releta Brewing Company and Mendocino Brewing Company, excluding real property at Ukiah.	$929,900	$991,400

Note to a financial institution, payable in monthly installments of $27,300 including interest at prime plus 1.75% with a balloon payment of approximately $2,737,000 in June 2011.	2,821,300	2,837,900
	3,751,200	3,829,300

Less current maturities	320,700	319,800
	$3,430,500	$3,509,500

Principal maturities of long-term debt as of March 31, 2010 are as follows:

Nine months ending December 31, 2010	$240,500
Year 2010	$3,510,700
Total	$3,751,200

6.           Notes to Related Party

Subordinated Convertible Notes Payable

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America ("UBA") for a total value of $3,156,200 as of March 31, 2010, including interest at the prime rate plus 1.5%, but not to exceed 10% per year.  The UBA notes are convertible into common stock at $1.50 per share.  The UBA notes have been extended until June 2010.  UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette, both maturing in June 2011. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the above-mentioned facilities are repaid.  Accordingly, the entire amount due under the UBA notes is classified as a long term liability.  The UBA notes include $1,240,800 and $1,218,400 of accrued interest at March 31, 2010 and December 31, 2009, respectively.

5% Notes Payable

Notes payable also include an unsecured loan from Shepherd Neame Limited to UBSN  payable in annual installments of $76,100 with interest at 5% per year maturing in June 2013.  The amounts outstanding under this loan as of March 31, 2010 and December 31, 2009 were $273,300 and $291,000 respectively, including current maturities of $91,100 and $97,000 on those dates.

Capital Lease Obligations

The Company leases certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases.  The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2010, are as follows:

Nine months ending December 31, 2010	$116,700
Year ending December 31, 2011	110,600
Year ending December 31, 2012	63,600
290,900
Less amounts representing interest	(32,100)
Present value of minimum lease payments	258,800
Less current maturities	(134,100)
Non-current leases payable	$124,700

7.           Commitments and Contingencies

Legal

We are periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  We are not currently aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our financial position or results of operations.

Operating Leases

We lease many of our operating and office facilities for various terms under long-term, non-cancelable operating lease agreements.  The leases expire at various dates through 2015 and provide for renewal options ranging from month-to-month to five year terms.  In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.  The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the consumer price index, subject to certain minimum increases.  Also, the agreements generally require us to pay executory costs (real estate taxes, insurance and repairs).

We and our subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; a sales office in Petaluma, California; land at its Saratoga Springs, New York, facility; a building in the United Kingdom; and certain personal property.  The land lease includes a renewal option for two additional five-year periods, which we intend to exercise, and some leases are adjusted annually for changes in the consumer price index.  The leases begin expiring in 2010.

Nine Months ended December 31, 2010	$192,200
Year 2011	228,000
Year 2012	214,300
Year 2013	207,300
Year 2014	119,500
Thereafter	7,800
$969,100

Keg Management Agreement

In September 2009, we renewed the keg management agreement with MicroStar Keg Management LLC.  Under this arrangement, MicroStar provides all kegs for which we pay a service fee depending on the applicable territory.  The agreement is effective for five years ending in September 2014.  If the agreement is terminated, we are required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar.  We expect to continue this relationship.

8.           Related-Party Transactions

We and our subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these were a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. UBSN is a party to a brewing agreement and a loan agreement with Shepherd Neame Limited ("Shepherd Neame"). Additional information about these transactions may be found in the Company's annual report on Form 10-K for the year ended December 31, 2009.

The following table reflects the value of the transactions for the quarters ended March 31, 2010 and 2009 and the balances outstanding as of March 31, 2010 and 2009.

	2010	2009
Sales to Shepherd Neame	$1,786,400	$998,000
Purchases from Shepherd Neame	$3,759,900	$2,946,700
Expense reimbursement to Shepherd Neame	$200,100	$253,500
Interest expense related to UBA convertible notes	$22,400	$22,400
Accounts payable to Shepherd Neame	$4,938,000	$3,679,000
Accounts receivable from Shepherd Neame	$753,600	$859,300

9.           Stockholders' Equity

The following table summarizes equity transactions during the three months ended March 31, 2010.

	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Other Comprehensive Income / (Loss)	Accumulated Deficit	Total Equity

Balance, December 31, 2009	227,600	$227,600	12,427,262	$15,043,300	$436,800	$(13,360,000)	$2,347,700
Net loss	-	-	-	-	-	(417,300)	(417,300)

Currency Translation Adjustment	-	-	-	-	117,800	-	117,800

Balance, March 31, 2010	227,600	$227,600	12,427,262	$15,043,300	$554,600	$(13,777,300)	$2.048,200

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

10.           Equity Issuances

No stock options were outstanding as of March 31, 2010 and March 31, 2009.

Valuation and Expense Information under SFAS 123(R)

There was no stock based compensation related to employee stock options for the three months ended March 31, 2010.  During the three months ended March 31, 2009, the Company issued stock valued at $80,000 as directors' compensation. During the three months ended March 31, 2010 and 2009, the Company did not issue any stock options.

11.           Segment Information

Our business presently consists of two segments.  The first is brewing for wholesale to distributors and other retailers including beer for sale along with merchandise at the brewpub and retail merchandise store located at the Hopland brewery and at the Saratoga Springs brewery.  The second consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom, Europe and Canada.  A summary of each segment is as follows:

	Three months ended March 31, 2010
	Domestic Operations	Foreign Territory	Corporate & Others	Total
Net Sales	$3,247,400	$5,187,700	$-	$8,435,100
Operating Loss	$(58,700)	$(230,400)	$-	$(289,100)
Identifiable Assets	$12,640,300	$5,173,000	$2,242,800	$20,056,100
Depreciation & Amortization	$150,400	$118,900	$-	$269,300
Capital Expenditures	$15,500	$97,200	$-	$112,700

	Three months ended March 31, 2009
	Domestic Operations	Foreign Territory	Corporate & Others	Total
Net Sales	$3,171,800	$3,965,300	$-	$7,137,100
Operating Loss	$(148,100)	$(34,500)	$-	$(182,600)
Identifiable Assets	$13,266,100	$5,720,700	$2,470,400	$21,457,200
Depreciation & Amortization	$147,500	$107,100	$-	$254,600
Capital Expenditures	$14,200	$65,800	$-	$80,000

12.           Unrestricted Net Assets

Our wholly-owned subsidiary, UBIUK, has undistributed losses of approximately $1,595,900 as of March 31, 2010.  Under UBSN's line of credit agreement with RBS, distributions and other payments to us from our subsidiary are not permitted if retained earnings drop below approximately $1,519,000.  Condensed financial information of the parent company, Mendocino Brewing Company, Inc. together with its other subsidiary, Releta Brewing Company is as follows:

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Cash	$52,900	$46,700
Accounts receivable	1,696,600	1,695,500
Inventories	1,869,300	1,862,600
Other current assets	153,500	161,400
Total current assets	3,772,300	3,766,200

Investment in UBIUK	1,225,000	1,225,000
Property and equipment	10,771,000	10,889,600
Other assets	339,800	335,800
Total assets	$16,108,100	$16,216,600

Liabilities and Stockholders' Equity
Line of credit	$1,623,100	$1,562,900
Accounts payable	1,653,400	1,546,900
Accrued liabilities	856,800	831,400
Current maturities of debt and leases	378,700	381,500
Total current liabilities	4,512,000	4,322,700

Intercompany payable to UBIUK	209,800	275,100
Long-term debt and capital leases	3,504,200	3,594,800
Notes payable to related party	3,156,200	3,133,800
Total long-term liabilities	6,870,200	7,003,700
Total liabilities	$11,382,200	$11,326,400

Stockholders' equity
Preferred stock	227,600	227,600
Common stock	15,043,300	15,043,300
Accumulated deficit	(10,545,000)	(10,380,700)
Total stockholders' equity	4,725,900	4,890,200
Total liabilities and stockholders' equity	$16,108,100	$16,216,600

12.           Unrestricted Net Assets (continued)

Statements of Operations	Quarter ended March 31
	2010	2009
	(unaudited)	(unaudited)
Net sales	$3,247,400	$3,171,800
Cost of goods sold	2,553,900	2,452,000
Selling, marketing, and retail expenses	319,700	304,600
General and administrative expenses	460,700	588,200
Income (loss) from operations	(86,900)	(173,000)

Other (income) and expense	(38,400)	(45,300)
Interest expense	113,200	101,800
Provision for taxes	2,600	--
Net profit(loss)	$(164,300)	$(229,500)

Statements of Cash Flows	Quarter ended March 31
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities	$120,200	$281,900
Purchase of property and equipment	(15,500)	(14,200)
Proceeds from sale of fixed assets	--	9,300
Net borrowing (repayment) on line of credit	60,200	(66,900)
Repayment on long term debt	(78,100)	(76,300)
Payment on obligation under capital lease	(15,300)	(19,600)
Net change in payable to UBI	(65,300)	(68,600)
Increase (decrease) in cash	6,200	45,600
Cash, beginning of period	46,700	105,400
Cash, end of period	$52,900	$151,000

13.        Income Taxes

 In the three months ending March 31, 2010 and 2009, we only recorded tax expense related to state franchise taxes.  We did not report any income tax expense due to the availability of deferred tax assets available to offset any taxable income in the United States and the United Kingdom.  We have established a full valuation allowance against our deferred tax assets based on its assessment that it does not yet meet the criteria that deferred tax assets will more likely than not be realized.  During the three months ending March 31, 2010 and 2009, our effective tax rates were de minimus.  The difference between our effective tax rates and the 35% United States federal statutory tax rate and the United Kingdom's statutory tax rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance.

Our major tax jurisdictions are (i) United States (federal), (ii) California (state), (iii) New York (state) and (iv) United Kingdom.  Tax returns remain open to examination by the applicable governmental authorities for tax years 2005 through 2009.  The federal and state taxing authorities may choose to audit tax returns for prior years due to significant tax attribute carryforwards for those prior years.  However, such audits will be limited to adjustments to such carryforward tax attributes.  We are not currently being audited in any major tax jurisdiction.

14.        Subsequent Events

            The Company has evaluated and disclosed subsequent events through the date of this filing and is not aware of any other subsequent event that would have a material impact on the accompanying unaudited Condensed Consolidated Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

In this Report, the terms "we", "us", "our", and "the Company" and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

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

Critical Accounting Policies

There have been no significant changes in the Company's accounting policies during the three months ended March 31, 2010 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Segment Information

Prior to 2001, the Company's business operations were exclusively located in the United States, and were divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the Company's gross sales, and retail sales (primarily at the Company's Hopland, California, tavern and merchandise store) which generally accounted for less than 5% of gross sales (by revenue). With the Company's acquisition of United Breweries International (UK), Ltd. ("UBI") in August 2001, however, the Company gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "Foreign Territory"). This segment accounted for 54% and 60% of the Company's gross sales during the first quarter of 2010 and 2009 respectively, with the Company's United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 46% and 40% during the first quarter of 2010 and 2009, respectively.  With expanded wholesale distribution of beer and the closure of the restaurant at the Hopland facility, Management expects that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

Seasonality

Sales of the Company's products are somewhat seasonal. Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both the Company's Domestic Territory and Foreign Territory. In the Domestic Territory, sales volumes have been stronger during the second and third quarters and slower again during the fourth quarter, while in the Foreign Territory the fourth quarter has generated stronger sales volume. The volume of sales in any given area may also be affected by local weather conditions. Because of the seasonality of the Company's business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Summary of Financial Results

The Company ended the first quarter of 2010 with a net loss of $417,300, as compared to a net loss of $292,300 for the same period in 2009.  As set forth more fully under "Results of Operations," below, during the first quarter of 2010 the Company experienced an increase in net sales of $1,298,000 as compared to the first quarter of 2009. Costs of goods sold increased by $916,200, operating expenses increased by $488,300, and interest expenses increased by $9,900, all of which contributed to the Company's results for the period.

Results of Operations

Net Sales

Overall net sales for the first quarter of 2010 were $8,435,100, an increase of $1,298,000, or 18%, compared to $7,137,100 for the first quarter of 2009.

Domestic Operations. Domestic net sales for first quarter of 2010 were $3,247,400 compared to $3,171,800 for the same period in 2009, an increase of $75,600, or 2%.  The sales volume increased to 16,100 barrels in the first quarter of 2010 from 15,700 barrels in the first quarter of 2009, representing an increase of 400 barrels, or 3%.  Of the numerical barrel increase, sales of our brands increased by 1,000 barrels, Kingfisher sales increased by 300 barrels and sales of contract brands decreased by 900 barrels.

Foreign Territory: Net sales for the first quarter of 2010 were $5,187,700 (£ 3,323,100) compared to $3,965,300 (£ 2,763,100) during the corresponding period of 2009, an increase of $1,222,400, or 31% due to increase in sales volume and the impact of the currency exchange rate. During the first quarter of 2010, UBSN sold 17,400 barrels compared to 14,700 barrels during the first quarter of 2009, an increase of 2,700 barrels or 18%.  If measured on a constant exchange rate basis, net sales for the first quarter of 2010 would have increased 20% from the first quarter of 2009.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first quarter of both 2010 and 2009 was 75%.

Domestic Operations:  Cost of goods sold as a percentage of net sales in the Domestic Territory during the first quarter of 2010 was 78%, as compared to 77%, during the corresponding period of 2009.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the first quarter of 2010 was 73%, as compared to 74% during the corresponding period of 2009 (in each case as calculated in US dollars, after taking into account the effects of the exchange rate calculation).

Gross Profit

As a result of increase in net sales described above, gross profit for the first quarter of 2010 increased to $2,145,100 compared to $1,763,300 during the corresponding period of 2009.  As a percentage of net sales, gross profit during the first quarter of both 2010 and 2009 remained at 25%.

Operating Expenses

Operating expenses for the first quarter of 2010 were $2,434,200, an increase of $488,300, or 25%, as compared to $1,945,900 for the corresponding period of the year 2009. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: The Company's marketing and distribution expenses for the first quarter of 2010 were $1,405,300, as compared to $984,200 for the first quarter of 2009, representing an increase of $421,100 or 43%.  These expenses were 17% and 14% of net sales for the first quarter of the years 2010 and 2009, respectively.

Domestic Operations: Expenses for the first quarter of 2010 were $319,700 compared to $304,600 during the corresponding period of 2009, representing an increase of $15,100 or 5%.  As a percentage of net sales in the Domestic Territory, the expenses were 10% during the first quarter of 2010 compared to 9% during the first quarter of 2009.

Foreign Territory:  Expenses for the first quarter of 2010 were $1,085,600 compared to $679,600 during the corresponding period of 2009, representing an increase of $406,000 or 60%. The increases were mainly due to increased manpower, increased commission on sales associated with increased sales to supermarkets and convenience stores and onetime cost related to a media campaign in London and the surrounding commuter environs. As a percentage of net sales in the United Kingdom, the expenses were 21% and 17% during the first quarter of 2010 and 2009 respectively (in each case as calculated in US dollars, after taking into account the effects of the exchange rate calculation).

General and Administrative Expenses: The Company's general and administrative expenses were $1,028,900 for the first quarter of 2010 compared to $961,700 for the corresponding period in 2009. As a percentage of net sales, these expenses decreased to 12% during the first quarter of the year 2010 compared to 14% for the first quarter of the year 2009.

Domestic Operations.  Domestic general and administrative expenses increased to $460,700 for the first quarter of 2010 representing a decrease of $127,500 or 22% compared to $588,200 for the first quarter of 2009. In the first quarter of the year 2009, there was a onetime issuance of common stock as compensation to the outside members of the Board of Directors for their services and legal and professional costs related to our capital raising efforts.  As a percentage of net sales in the Domestic Territory, expenses decreased to 14% during the first quarter of 2010 compared to 19% during the first quarter of 2009.

Foreign Territory.  General and administrative expenses related to the Foreign Territory were $568,200 for the first quarter of 2010, representing an increase of $194,700, or 52%, as compared to $373,500 for the first quarter of 2009 (in each case as calculated in US dollars, after taking into account the effects of the exchange rate calculation). The increases were mainly due to the salary of the Chief Executive Officer appointed during the fourth quarter of 2009 and onetime professional costs associated with the strategic review that was carried out on the pricing, staffing and market research of the business. As a percentage of net sales in the Foreign Territory, the expenses were 11% during the first quarter of 2010 compared to 10% during the first quarter of 2009.

Other Expenses

Other expenses for the first quarter of 2010 totaled $125,600, representing an increase of $15,900 or 15% when compared to other expenses of $109,700 for the first quarter of the year 2009 mainly due to increase in interest expenses as a result of an increased interest rate of our domestic debts.

Income Taxes

The Company recorded a provision of $2,600 for income taxes associated with its domestic operations during the first quarter of 2010.

Net Loss

The Company's net loss for the first quarter of 2010 was $417,300, as compared to a net loss of $292,300 for the first quarter of 2009.  After providing for a positive foreign currency translation adjustment of $117,800 during the first quarter of 2010 (as compared to $11,700 for the same period in 2009), the comprehensive loss for the first quarter of 2010 was $299,500, compared to $280,600 for the same period in 2009.

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

Management has taken several actions to ensure that the Company will have sufficient cash for its working capital needs through March 31, 2011, including reductions in discretionary expenditures, optimizing prices and discounts to increase margin, introduction of new products, new packaging and securing additional brewing contracts. In addition, our majority shareholder issued a letter of support to provide financial assistance when required. We may also seek additional capital infusions to support operations. Management believes that these actions will enable us to meet our working capital needs through March 31, 2011.

As of March 31, 2010, we had cash and cash equivalents of $167,600, a working capital deficit of $3,636,400 and an accumulated deficit of $13,777,300.  Additionally, we have a history of past losses as infrastructure costs were incurred in advance of obtaining customers. As discussed above, on March 31, 2010, we were in default on two of the financial covenants in our secured credit facility with Marquette. This violation has resulted in a higher rate of interest until the violation is cured.

Net cash provided by operating activities for the three months ended March 31, 2010 was $826,100, compared to $374,000 for the three months ended March 31, 2009. We generally do not require significant cash on hand to meet our operating needs.

Net cash used in investing activities totaled approximately $112,700 for the three months ended March 31, 2010 compared to $70,700 for the corresponding period of 2009. Net cash used for investing activities consists of purchases of capital assets.

Net cash used in financing activities totaled approximately $696,600 during the three months ended March 31, 2010, compared to $316,200 during the corresponding period of 2009. For the three months ended March 31, 2010, net cash used in financing activities principally consisted of temporary reduction in use of revolving line of credit, debt payments and lease installments.

DESCRIPTION OF OUR INDEBTEDNESS:

Marquette Business Credit Line of Credit

In November 2006, Marquette provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory which terminates in June 2011.  The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Releta's eligible inventory located in the US.  This facility accrues interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding the real property of Releta and MBC. On May 8, 2009, we received notification from Marquette of an event of default under the Loan Agreement, as a result of which Marquette has increased the interest rate under the facility to the default rate with retroactive effect from and after April 1, 2009.   (For additional information see "Marquette Business Credit Inc. Facility".)

Master Line of Credit. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit with a principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the "UBA Notes"). UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement"). The Extension Agreement confirms UBA's extension of the terms of the UBA Notes for a period ending on June 30, 2010.  The aggregate outstanding principal amount of the UBA Notes as of March 31, 2010 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,240,800, for a total amount outstanding of $3,156,200.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. As of March 31, 2010, the outstanding principal and interest on the notes was convertible into approximately 2,104,100 shares of our Common Stock. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

The UBA Notes require us to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted us to capitalize all accrued interest; therefore, we have borrowed the maximum amount available under the facility. Upon maturity of any of the UBA Notes, unless UBA has given us prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Note may be converted, at the option of UBA, into shares of our common stock. If UBA does not elect to so convert any UBA Notes upon maturity, it has the option to extend the terms of the UBA Notes for any period of time mutually agreed upon by UBA and us. During the extended term of the UBA Notes, UBA has the right to require us to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days.

The UBA Notes are subordinated to credit facilities extended to us by Grand Pacific Financing Corporation and Marquette Business Credit under subordination agreements executed by UBA. As per the terms of the subordination agreements, UBA is precluded from demanding repayment of the UBA Notes unless the Grand Pacific Financing Corporation and Marquette facilities are repaid in full. Therefore, we do not expect to make payments on any of the UBA Notes within the next year.

LONG TERM DEBT:

Grand Pacific Financing Corporation Loan: On July 3, 2006, we obtained a $3.0 million loan from Grand Pacific Financing Corporation ("Grand Pacific"), secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements.  The loan is payable in partially amortizing monthly installments of $27,261  including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing June 28, 2011 with a balloon payment.  The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan. We used the proceeds of the loan to repay in full all the then outstanding loans owed to Savings Bank of Mendocino County. Grand Pacific also collects on a monthly basis an amount of approximately $10,554 towards property taxes payable on the Ukiah property and pays such taxes when they become due.

Marquette Business Credit Inc. Facility: In November, 2006, Marquette extended a total facility of $4,925,000 with a maturity date of June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan. The rate of interest on the term loan and capital expenditure loan is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 5.25% and the rate of interest on the revolving facility is one-month LIBOR rate published in the Wall Street Journal plus a margin of 4.25%. The facility is subject to certain financial covenants including prescribed minimum fixed charges coverage, maintaining prescribed minimum tangible net worth and minimum earning before interest, depreciation and taxes. The facility also has a prepayment penalty if settled prior to the maturity date. The facility is secured by substantially all of the Company's assets located in the United States excluding real property and fixtures located at our property in Ukiah, California.

On May 8, 2009, we received written notice (the "Notice") from Marquette that an event of default had occurred and was continuing under that certain Loan and Security Agreement, dated as of November 16, 2006 by and among us and our subsidiary Releta Brewing Company, LLC (as borrowers) and Marquette (as lender) (the "Loan Agreement") relating to a revolving loan, a term loan and a capex loan provided by Marquette to us.

Specifically, the event of default was triggered by our failure to remain in compliance with a financial covenant in the Loan Agreement relating to the maintenance of a fixed charge coverage ratio of at least 1.05 to 1.0 for the period of twelve consecutive calendar months ending on March 31, 2009.

In addition, the Company has failed to maintain the net worth required by a covenant in the Loan Agreement.

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

Pursuant to the terms of the Loan Agreement, in case of an event of default, Marquette is also entitled in its sole and absolute discretion to (i) terminate its commitment to us to make loans under the Loan Agreement, (ii) to declare all outstanding amounts due under the Loan Agreement immediately due and payable and/or (iii) exercise any or all other rights and remedies available to it under the Loan Agreement or applicable law.  To date, Marquette has not exercised such additional rights.  However, Marquette has not waived its rights to pursue such remedies in the future.  Notwithstanding the failure to maintain the fixed charge coverage ratio, we have to date made every scheduled payment of principal and interest under the Loan Agreement.

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

Shepherd Neame Loan: Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for the our European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 to UBSN, repayable in annual installments of £60,000 per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year.

Weighted Average Interest: The weighted average interest rates paid on our US debts was 6% for the first quarter of 2010 and 5.6% for the corresponding period in 2009. For loans primarily associated with our Foreign territory, the weighted average rate paid was 2.8% for the first quarter of 2010 and 5.0% for the corresponding period in 2009.

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

Current Ratio: Our ratio of current assets to current liabilities on March 31, 2010 was 0.7 to 1.0 and its ratio of total assets to total liabilities was 1.1 to 1.0. Our ratio of current assets to current liabilities on March 31, 2009 was 0.8 to 1.0 and its ratio of total assets to total liabilities was 1.2 to 1.0.

Restricted Net Assets: The Company's wholly-owned subsidiary, UBIUK, has undistributed losses of approximately $1,595,900 as of March 31, 2010.

Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately $1,519,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company.

Item 4.  Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the last day of the quarter ended March 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of March 31, 2010.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending March 31, 2010) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 3.  Default Upon Senior Securities

An event of default has occurred and is continuing under the Loan and Security Agreement by and among Marquette Business Credit, Inc., MBC and Releta. Marquette is  currently charging a default interest rate. All scheduled  payments of principal and interest have been made. For additional information, see Item 2 of Part I.

Item 6.	Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.

Exhibit Number		Description of Document
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	[Intentionally omitted]
10.9		[Intentionally omitted]
10.10		[Intentionally omitted]
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated September 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.

Exhibit Number		Description of Document
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 14, 2003.
10.67		[Intentionally omitted]

Exhibit Number		Description of Document
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America Inc. dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2007
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract)
10.92	[II]	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors' Compensation Plan, as amended (Management Contract)
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.
10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98†	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009.
14.1	(V)	Code of Ethics

† Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.

(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	The Company's Annual Report on Form 10-K for the year ended December 31, 2006.

(GG)	The Company's Quarterly Report on Form 10Q for the period ended June 30, 2007.

(HH)	The Company's Annual Report on Form 10-QK/A for the period ended December 31, 2007.

(II)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008.

(JJ)	The Company's Annual Report on Form 10-K for the year ended December 31, 2008.

(KK)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(LL)	The Company's Current Report on Form 8-K filed as of August 31, 2009.

(MM)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(NN)	The Company's Annual Report on Form 10-K for the year ended December 31, 2009.

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

10.99	Commercial Lease between Stewart's Shop Corporation and Releta Brewing Company LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)           Excluded Financial Statements.  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: May 14, 2010	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Company Name

Dated: May 14, 2010	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary