Form 10-Q
period 2010-06-30
MENDOCINO BREWING CO INC
filed 2010-08-16
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  The number of shares of the issuer's common stock outstanding as of August 13, 2010 is 12,427,262.

PART I

Item 1.	Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Current Assets
Cash	$104,700	$140,900
Accounts receivable, net of allowance for doubtful accounts of $401,500 and $504,900, respectively	5,376,900	11,267,700
Inventories	1,877,600	1,862,600
Prepaid expenses	301,300	543,300
Total Current Assets	7,660,500	13,814,500
Property and Equipment (net of accumulated depreciation)	12,028,200	12,474,200
Other Assets
Deposits and other assets	195,700	288,200
Intangibles, (net of amortization)	47,600	47,600
Total Other Assets	243,300	335,800
Total Assets	$19,932,000	$26,624,500
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Secured lines of credit	$3,069,600	$3,126,200
Accounts payable	6,155,800	12,088,200
Accrued liabilities	1,420,800	1,504,100
Current maturities of notes to related parties including accrued interest of $1,263,500 and $0, respectively	3,268,600	97,000
Current maturities of obligation under long-term debt	3,673,800	319,800
Current maturities of obligation under capital lease	117,800	142,700
Total Current Liabilities	17,706,400	17,278,000
Long-Term Liabilities
Notes to related parties including accrued interest of $0 and $1,218,400, respectively	89,700	3,327,800
Long term debt, less current maturities	-	3,509,500
Obligations under capital leases, less current maturities	102,600	161,500
Total Long-Term Liabilities	192,300	6,998,800
Total Liabilities	17,898,700	24,276,800
Stockholders' Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,427,262 shares issued and outstanding	15,043,300	15,043,300
Accumulated comprehensive income	565,400	436,800
Accumulated deficit	(13,803,000)	(13,360,000)
Total Stockholders' Equity	2,033,300	2,347,700
Total Liabilities and Stockholders' Equity	$19,932,000	$26,624,500

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED June 30		SIX MONTHS ENDED June 30
	2010	2009	2010	2009
Sales	$8,591,900	$9,783,500	$17,195,200	$17,076,000
Excise taxes	231,700	272,900	399,900	428,300
Net sales	8,360,200	9,510,600	16,795,300	16,647,700
Cost of goods sold	6,221,000	6,945,900	12,511,000	12,319,700
Gross profit	2,139,200	2,564,700	4,284,300	4,328,000
Operating expenses
Marketing and distribution	1,042,500	1,073,000	2,447,800	2,057,200
General and administrative	995,600	841,100	2,024,500	1,802,800
Total operating expenses	2,038,100	1,914,100	4,472,300	3,860,000
Income from operations	101,100	650,600	(188,000)	468,000
Other income (expense)
Other income	4,400	5,700	11,500	12,300
Gain on sale of equipment	8,200	-	8,200	6,500
Interest expense	(139,400)	(147,100)	(272,100)	(269,900)
Total other expenses	(126,800)	(141,400)	(252,400)	(251,100)
Income (loss) before income taxes	(25,700)	509,200	(440,400)	216,900
Provision for income taxes	-	800	2,600	800
Net income (loss)	$(25,700)	$508,400	$(443,000)	$216,100
Other comprehensive income (loss), net of tax 1 Foreign Currency Translation Adjustment	10,800	(126,500)	128,600	(114,800)
Comprehensive income (loss)	$(14,900)	$381,900	$(314,400)	$101,300
Net income (loss) per common share – basic and diluted	$(0.00)	$0.04	$(0.04)	$0.02
Weighted average common shares outstanding - Basic	12,427,262	12,274,762	12,427,262	12,236,714
Diluted	12,427,262	14,333,366	12,427,262	14,295,318

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$(443,000)	$216,100
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	534,800	523,000
Provision for doubtful accounts	68,800	23,900
Interest accrued on related party debt	45,100	45,100
Non cash compensation	—	61,000
(gain) on sale of assets	(8,200)	(6,500)
Changes in:
Accounts receivable	5,186,500	(761,700)
Inventories	(15,000)	171,900
Prepaid expenses	219,200	(93,900)
Deposits and other assets	96,500	44,100
Accounts payable	(5,246,000)	(243,100)
Accrued liabilities	(37,700)	35,600
Net cash provided by operating activities	401,000	15,500
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and leasehold improvements	(173,600)	(153,600)
Proceeds from sale of fixed assets	8,200	9,300
Net cash used in investing activities	(165,400)	(144,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing on line of credit	53,700	287,800
Repayment on long-term debt	(247,100)	(242,500)
Payments on obligations under long term leases	(72,900)	(61,200)
Net cash (used in) financing activities	(266,300)	(15,900)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,500)	(12,400)
NET CHANGE IN CASH	(36,200)	(157,100)
CASH, beginning of period	140,900	273,700
CASH, end of period	$104,700	$116,600
SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$2,600	800
Interest	$227,000	$224,800

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

1.           Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., (the "Company", “we” or "MBC"), has operating subsidiaries, Releta Brewing Company, ("Releta"), and United Breweries International, Limited (UK), ("UBIUK").  In the United States, MBC and its subsidiary, Releta, operate two breweries that produce beer for the specialty "craft" segment of the beer market.  The breweries are located in Ukiah, California and Saratoga Springs, New York.  We also own and operate a brewpub and gift store located in Hopland, California.  The majority of sales for MBC are in California.  We brew several brands, of which Red Tail Ale is our flagship brand.  In addition, we perform contract brewing for several other brands, and we hold a license to brew and distribute Kingfisher Premium Lager beer in the United States.

Our UK subsidiary, UBIUK, holds an exclusive license to brew and distribute Kingfisher Premium Lager beer from United Breweries Limited, an Indian Corporation. UBIUK is a holding company for UBSN Limited (“UBSN”).  UBSN distributes Kingfisher Premium Lager beer in the United Kingdom and Europe.  The distributorship is located in Maidstone, Kent in the United Kingdom.

Principles of Consolidation

The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and our wholly-owned subsidiaries, Releta and UBIUK.  All inter-company balances, profits and transactions have been eliminated.

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete annual financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by us. The financial statements and notes are representations of our management and our Board of Directors, who are responsible for their integrity and objectivity.

Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the six months ended June 30, 2010 compared to what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Fair Value of Financial Instruments.

We adopted ASC 820, Fair Value Measurements and Disclosures for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis in the first quarter of 2009, and such adoption did not have a material impact on our financial statement disclosures. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principle or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

At June 30, 2010 and December 31, 2009, respectively, we did not have any assets or liabilities which are recorded at fair value on a recurring basis.

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, to approximate the fair value of the respective assets and liabilities at June 30, 2010 and December 31, 2009, respectively based upon the short-term nature of such assets and liabilities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

The carrying value of certain of the financial instruments, of other current assets and accrued expenses, approximate fair value due to their short maturities.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. Deferred financing costs were $311,300, and the related accumulated amortization at June 30, 2010 was $246,000.  Amortization of deferred financing costs charged to operations was $32,700 for the six months ended June 30, 2010 and 2009, respectively.  We will continue to amortize these fees until 2011.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Concentration of Credit Risks

Financial instruments that potentially subject us to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom.  Substantially all of the Company's cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages.  We have approximately $52,300 in cash deposits and $3,080,600 of accounts receivable due from customers located in the United Kingdom as of June 30, 2010.

Income Taxes

We account for income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," codified within ASC 272, 740, 805, 830, 942, 958 and 995 which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carryforwards.  Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards.  A valuation allowance is established to reduce the deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized. Our Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, we have provided for a full valuation allowance against net deferred tax assets.  In calculating tax expense, we take into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

There are no changes in the carrying value of our tax assets or liabilities for any unrecognized tax benefits.

Basic and Diluted Earnings (Loss) per Share

In accordance with SFAS No. 128, "Earnings Per Share," (ASC 260) we compute basic earnings (loss) per share by dividing the earnings (loss) attributable to our common stockholders by the weighted average number of common shares outstanding during the period.  Basic net earnings (loss) per share exclude the dilutive effect of stock options or warrants and convertible notes.  If our operations result in net losses for any period, Diluted net loss per share would be the same as basic net loss per share, since the effect of any potentially dilutive securities would be excluded, as such securities would be anti-dilutive due to the net loss.  The computation of the dilutive effect of our outstanding convertible notes for the three and six month periods ended June 30, 2010 and 2009, respectively is shown in the table below.

	Three months ended		Six months ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009
Net income (loss)	$(25,700)	508,400	$(443,000)	216,100
Weighted average common shares outstanding	12,427,262	12,274,762	12,427,262	12,236,714
Basic net income (loss) per share	$(0.00)	0.04	$(0.04)	0.02
Interest expense on convertible notes	$—	22,700	$—	45,100
Income for purpose of computing diluted net income per share	$(25,700)	531,100	$(443,000)	261,200
Incremental shares from assumed exercise of dilutive securities	—	2,058,604	—	2,058,604
Dilutive potential common shares	12,427,262	14,333,366	12,427,262	14,295,318
Diluted net earnings per share	$(0.00)	0.04	$(0.04)	0.02

Foreign Currency Translation

The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - US dollar exchange rates in effect at June 30, 2010 and December 31, 2009, and the statements of operations were translated at the average exchange rates for each of the six months ended June 30, 2010 and 2009.  Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity.  Cash at UBIUK was translated at exchange rates in effect at June 30, 2010 and December 31, 2009, and its cash flows were translated at the average exchange rates for each of the six months ended June 30, 2010 and 2009.  Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America includes having our management make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  The amounts estimated could differ from actual results.  Significant estimates include the allowance for bad debts, depreciation and amortization periods, and the future utilization of deferred tax assets.  We have determined that deferred tax assets associated with our net operating loss carryforwards in the US may expire prior to utilization.  We have placed a valuation allowance on these assets in the US.

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of our net income (loss) and changes in equity from non-stockholder sources.  The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

The components of other comprehensive income for the three and six months ended June 30, 2010 and 2009, respectively, are reflected as a separate item in the statement of operations.

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

2.           Liquidity and Management Plans

At June 30, 2010, we had cash and cash equivalents of $104,700 a working capital deficit of $10,045,900 mainly due to credit facilities related to United States operations maturing in June 2011 and an accumulated deficit of $13,803,000.  We have had a history of past losses as infrastructure costs were incurred in advance of obtaining customers. Since March 31, 2009, we have not been in compliance with two financial covenants contained in our secured credit facility with Marquette Business Credit, Inc.  As a result a higher default interest rate has been assessed with effect on and from April 1, 2009 until such time as the financial covenant violations are cured.  As of June 30, 2010, we are still not in compliance with such financial covenants and the default interest rates remain in force.

Our Management has taken several actions to ensure that we will have sufficient cash for its working capital needs through June 30, 2011, including reductions in discretionary expenditures, optimizing prices and discounts to increase margin, acquisition of brands to augment volume, introduction of new products, new packaging and securing additional brewing contracts. We will also actively attempt to extend or refinance ourmaturing credit facilities. In addition, our majority shareholder issued a letter of support to provide financial assistance when required. We may also seek additional capital infusions to support operations. Our Management believes that these actions will enable us to meet our working capital needs through June 30, 2011.

3.           Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	June 30, 2010	December 31, 2009
Raw Materials	$702,700	$591,600
Beer-in-process	273,500	241,300
Finished Goods	861,800	988,800
Merchandise	39,600	40,900
TOTAL	$1,877,600	$1,862,600

4.           Line of Credit and Note Payable

In November 2006, Marquette Business Credit, Inc. ("Marquette") provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2011.  The borrowings are collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Releta's eligible inventory located in the US.  This facility carries interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of June 30, 2010 was approximately $1,981,500. At June 30, 2010, we were still not in compliance with two of the financial covenants under this facility, and as such, default interest remains in effect.

We retain the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse.  Therefore, the transaction does not qualify as a sale under the terms of Financial Accounting Standards Board Statement No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (ASC 860).  Included in our balance sheet as accounts receivable at June 30, 2010, are account balances totaling $2,322,100 of uncollected accounts receivables collateralized to Marquette under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers.  The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party with six months notice.  The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted.  The amount outstanding on this line of credit as of June 30, 2010 was approximately $1,088,100.

5.           Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	June 30, 2010	December 31, 2009
Notes to a financial institution, payable in monthly installments of $20,500, plus interest at one month LIBOR plus 5.25% with a balloon payment of $622,400 due in June 2011; secured by substantially all assets of Releta Brewing Company and Mendocino Brewing Company, excluding real property at Ukiah.	$868,400	$991,400
Note to a financial institution, payable in monthly installments of $27,300 including interest at prime plus 1.75% with a balloon payment of approximately $2,737,000 due in June 2011.	2,805,400	2,837,900
	3,673,800	3,829,300
Less current maturities	3,673,800	319,800
	$—	$3,509,500

6.           Notes to Related Party

Subordinated Convertible Notes Payable

Notes payable to a related party consist of unsecured convertible notes to one of our shareholders, United Breweries of America ("UBA") with a total value of $3,178,900 as of June 30, 2010, including interest at the prime rate plus 1.5%, but not to exceed 10% per year.  The UBA notes are convertible into common stock at $1.50 per share.  The UBA notes have been extended until June 2011.  UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette, both maturing in June 2011. The UBA notes include $1,263,500 and $1,218,400 of accrued interest at June 30, 2010 and December 31, 2009, respectively.

5% Notes Payable

Notes payable also include an unsecured loan from Shepherd Neame Limited to UBSN  payable in annual installments of $89,700 with interest at 5% per year maturing in June 2013.  The amounts outstanding under this loan as of June 30, 2010 and December 31, 2009 were $179,400 and $291,000 respectively, including current maturities of $89,700 and $97,000 on those dates.

Capital Lease Obligations

We lease certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases.  The future minimum lease payments required under our capital leases and the present value of the net minimum lease payments as of June 30, 2010, are as follows:

Six months ending December 31, 2010	$73,100
Year ending December 31, 2011	109,700
Year ending December 31, 2012	63,200
246,000
Less amounts representing interest	(25,600)
Present value of minimum lease payments	220,400
Less current maturities	(117,800)
Non-current leases payable	$102,600

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

We and our subsidiaries have various lease agreements for the brewpub and gift store in Hopland, California; a sales office in Petaluma, California; land at our Saratoga Springs, New York, facility; a building in the United Kingdom; and certain personal property.  The land lease includes a renewal option for two additional five-year periods, which we intend to exercise.  Some leases are adjusted annually for changes in the consumer price index.  The leases began expiring this 2010 calendar year.

Six Months ended December 31, 2010	$130,000
Year 2011	237,400
Year 2012	216,400
Year 2013	206,900
Year 2014	119,100
Thereafter	7,600
$917,400

Keg Management Agreement

In September 2009, we renewed our keg management agreement with MicroStar Keg Management LLC.  Under this arrangement, MicroStar provides all kegs for which we pay a service fee depending on the applicable territory.  The agreement is effective for five years ending in September 2014.  If the agreement is terminated, we are required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar.  We expect to continue this relationship.

8.           Related-Party Transactions

We and our subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these were a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. UBSN is a party to a brewing agreement and a loan agreement with Shepherd Neame Limited ("Shepherd Neame"). Additional information about these transactions may be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The following table reflects the value of the related party transactions for the six months ended June 30, 2010 and 2009 and the balances outstanding as of June 30, 2010 and 2009.

	2010	2009
Sales to Shepherd Neame	$3,381,800	$2,548,200
Purchases from Shepherd Neame	$3,454,500	$6,764,800
Expense reimbursement to Shepherd Neame	$320,600	$559,700
Interest expense related to UBA convertible notes	$45,100	$45,100
Accounts payable to Shepherd Neame	$4,333,600	$5,103,800
Accounts receivable from Shepherd Neame	$801,400	$1,961,100

9.           Stockholders' Equity

The following table summarizes equity transactions during the six months ended June 30, 2010.

	Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity
Balance, December 31, 2009	227,600	$227,600	12,427,262	$15,043,300	$436,800	$(13,360,000)	$2,347,700
Net loss	-	-	-	-	-	(443,000)	(443,000)
Currency Translation Adjustment	-	-	-	-	128,600	-	128,600
Balance, June 30, 2010	227,600	$227,600	12,427,262	$15,043,300	$565,400	$(13,803,000)	$2,033,300

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

10.           Equity Issuances

No stock options were outstanding as of June 30, 2010 and June 30, 2009.

Valuation and Expense Information under SFAS 123(R)

We had no stock based compensation related to employee stock options for the six months ended June 30, 2010.  During the six months ended June 30, 2009, we issued stock valued at $80,000 as directors' compensation. During the six months ended June 30, 2010 and 2009, we did not issue any stock options.

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

	Six months ended June 30, 2010
	Domestic Operations	Foreign Territory	Corporate & Others	Total
Net Sales	$7,207,600	$9,587,700	$-	$16,795,300
Operating Income (Loss)	$254,300	$(442,300)	$-	$(188,000)
Identifiable Assets	$12,530,700	$4,584,000	$2,817,300	$19,932,000
Depreciation & Amortization	$301,400	$233,400	$-	$534,800
Capital Expenditures	$32,200	$141,400	$-	$173,600

	Six months ended June 30, 2009
	Domestic Operations	European Territory	Corporate & Others	Total
Net Sales	$7,426,200	$9,221,500	$-	$16,647,700
Operating Income	$252,300	$215,700	$-	$468,000
Identifiable Assets	$12,730,900	$7,738,600	$2,956,200	$23,425,700
Depreciation & Amortization	$298,100	$224,900	$-	$523,000
Capital Expenditures	$25,300	$128,300	$-	$153,600

12.           Unrestricted Net Assets

Our wholly-owned subsidiary, UBIUK, has undistributed losses of approximately $1,801,800 as of June 30, 2010.  Under UBSN's line of credit agreement with RBS, distributions and other payments to us from our subsidiary are not permitted if retained earnings drop below approximately $1,495,000.  Condensed financial information of Mendocino Brewing Company, Inc. together with our subsidiary, Releta Brewing Company, is as follows:

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
Assets
Cash	$52,400	$46,700
Accounts receivable	2,296,300	1,695,500
Inventories	1,877,600	1,862,600
Other current assets	225,300	161,400
Total current assets	4,451,600	3,766,200
Investment in UBIUK	1,225,000	1,225,000
Property and equipment	10,653,100	10,889,600
Other assets	243,300	335,800
Total assets	$16,573,000	$16,216,600
Liabilities and Stockholders' Equity
Line of credit	$1,981,500	$1,562,900
Accounts payable	1,508,000	1,546,900
Accrued liabilities	1,040,600	831,400
Current maturities of debt and leases	3,728,000	381,500
Notes payable to related party	3,178,900
Total current liabilities	11,437,000	4,322,700
Intercompany payable to UBIUK	146,800	275,100
Long-term debt and capital leases	62,000	3,594,800
Notes payable to related party	—	3,133,800
Total long-term liabilities	208,800	7,003,700
Total liabilities	$11,645,800	$11,326,400
Stockholders' equity
Preferred stock	227,600	227,600
Common stock	15,043,300	15,043,300
Accumulated deficit	(10,343,700)	(10,380,700)
Total stockholders' equity	4,927,200	4,890,200
Total liabilities and stockholders' equity	$16,573,000	$16,216,600

12.           Unrestricted Net Assets (continued)

Statements of Operations	Quarter ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,960,200	$4,254,400	$7,207,600	$7,426,200
Cost of goods sold	2,880,000	3,159,800	5,433,900	5,611,800
Sales, marketing, and retail expenses	337,500	315,200	657,200	619,800
General and administrative expenses	460,200	411,000	920,900	999,200
Income from operations	282,500	368,400	195,600	195,400
Other (income)	(35,600)	(37,000)	(74,000)	(82,300)
Interest expense	116,800	124,900	230,000	226,700
Provision for taxes	—	800	2,600	800
Net income	$201,300	$279,700	$37,000	$50,200

Statements of Cash Flows	Six months ended June 30
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities	$(66,100)	$116,200
Purchase of property and equipment	(32,200)	(25,300)
Proceeds from sale of fixed assets	—	9,300
Net borrowing (repayment) on line of credit	418,600	148,200
Repayment on long term debt	(155,500)	(152,900)
Payment on obligation under capital lease	(30,800)	(30,500)
Net change in payable to UBI	(128,300)	(130,100)
Increase (decrease) in cash	5,700	(65,100)
Cash, beginning of period	46,700	105,400
Cash, end of period	$52,400	$40,300

13.        Income Taxes

 In the six months ending June 30, 2010 and 2009, respectively, our only recorded tax expense was for state franchise taxes.  We did not report any income tax expense due to the availability of deferred tax assets available to offset our taxable income, if any, in the United States and the United Kingdom.  We have established a full valuation allowance against our deferred tax assets based on our assessment that we do not yet meet the criteria that deferred tax assets will more likely than not be realized.  During the six months ending June 30, 2010 and 2009, our effective tax rates were de minimus.  The difference between our effective tax rates and the 35% United States federal statutory tax rate and the United Kingdom's statutory tax rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance.

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

14.        Subsequent Events

            The lease of the premises located in Hopland, California where our brewpub and gift store is currently located expired on June 30, 2010 and was thereafter continued on a month-to-month basis until August 31, 2010. We have received notice that the landlord does not wish to extend the term of the lease nor to continue the month-to-month tenancy and as a result we will be required to vacate the premises prior to September 1, 2010.  Therefore, we are in the process of evaluating our options to relocate our brewpub and gift store to a different location. Our Management anticipates that the financial impact of this relocation shall not have a material to adverse affect on our results of operations.

On July 30, 2010, our Board of Directors adopted an Amended and Restated Directors Compensation Plan pursuant to which, among other items, the number of shares of common stock available for issuance to non-employee directors as compensation for their service on the Board of Directors was increased to 2,000,000 shares, adjustments were made to the amount of compensation allocated to various types of service on the Board, additional provisions were added to permit directors to be compensated in case in the Board's discretion and the addition of performance based stock bonuses for such directors were added.  The Amended and Restated Directors Compensation Plan will be submitted for a shareholder vote at our Annual Meeting.  We have evaluated and disclosed subsequent events through the date of this filing and are not aware of any other subsequent event that would have a material impact on the accompanying unaudited Condensed Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity/cash flows for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. This discussion should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In this Report, the terms "we", "us", "our", and "the Company" and its variants are generally used to refer to Mendocino Brewing Company, Inc. and our subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report, including but not limited to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about our  business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by us are intended to provide investors with additional information with which they may assess our future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for our products; changes in demand for malt beverage products in different geographical markets; changes in distributor relationships or performance; changes in customer preference for our malt beverage products; regulatory or legislative changes; the impact of competition; changes in raw materials prices; availability of financing for operations; changes in interest rates; changes in our foreign beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in our Securities and Exchange Commission (the "Commission") filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and in general domestic and foreign (specifically European) economic and political conditions. We undertake no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Critical Accounting Policies

There have been no significant changes in our accounting policies during the six months ended June 30, 2010 compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Segment Information

Prior to 2001, our business operations were exclusively located in the United States, and were divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the our gross sales, and retail sales (primarily at the our tasting rooms and merchandise stores) which generally accounted for less than 5% of gross sales (by revenue). With our acquisition of United Breweries International (UK), Ltd. ("UBI") in August 2001, however, we gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "Foreign Territory"). This segment accounted for 56% and 53% of our gross sales during the first six months of 2010 and 2009, respectively, with our United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Territory") accounting for the remaining 44% and 47% during the first six months of 2010 and 2009, respectively.  With expanded wholesale distribution of beer and the closure of the restaurant at the Hopland facility and the scheduled August 31, 2010 closure of the Hopland brewpub and gift shop, Management anticipates that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in the Company's wholesale sales.

Seasonality

Sales of our products are somewhat seasonal. Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both our Domestic Territory and Foreign Territory. In our Domestic Territory, sales volumes have been stronger during the second and third quarters and slower again during the fourth quarter, while in our Foreign Territory the fourth quarter has generated stronger sales volume. The volume of sales in any given area may also be affected by local weather conditions. Because of the seasonality of our business, results for any one quarter are not necessarily indicative of our results for the full fiscal year.

Summary of Financial Results

We ended the first six months of 2010 with a net loss of $443,000, as compared to a net income of $216,100 for the same period in 2009.  As set forth more fully under "Results of Operations," below, during the first six months of 2010 we experienced an increase in net sales of $147,600 compared to the first six months of 2009. However, costs of goods sold increased by $191,300, and operating expenses increased by $612,300, all of which contributed to our results for the period.

Results of Operations

Three Months Ended June 30, 2010 Compared To Three Months Ended June 30, 2009

Net Sales

Our overall net sales for the second quarter of 2010 were $8,360,200, a decrease of $1,150,400, or 12.1%, compared to $9,510,600 for the second quarter of 2009.  The decrease was mainly due to reductions in sales volume in both our Domestic and Foreign territories.

Domestic Territory:  Our net sales for the second quarter of 2010 were $3,960,200 compared to $4,254,400 for the same period in 2009, a decrease of $294,200, or 6.9%, mainly due to lower sales volume.  The sales volume decreased to 20,100 barrels in the second quarter of 2010 from 21,700 barrels in the second quarter of 2009; a net decrease of 1,600 barrels, or 7.4%.  Of the numerical barrel decrease, sales of our brands decreased by 600 barrels, Kingfisher sales decreased by 100 barrels and sales of contract brands decreased by 900 barrels.

During the second quarter of 2010, we acquired certain intellectual properties rights for two separate additional brands (i) Butte Creek organic ales and (ii) Honey Amber Rose Ale.  Prior to the Butte Creek acquisition, we had already been brewing Butte Creek on a contract basis since 2009.  We anticipate launching Honey Amber Rose Ale during the later part of this year.

Foreign Territory:  Net sales for the second quarter of 2010 were $4,400,000 (£ 2,956,900) compared to $5,256,200 (£ 3,415,100) during the corresponding period of 2009, a decrease of $856,200, or 16.3% when measured in US Dollars, mainly due to lower sales volume.  When measured in British Pounds, sales decreased £458,200 or 13.4%. During the second quarter of 2010, UBSN sold 15,000 barrels, compared to 17,500 barrels during the second quarter of 2009, a decrease of 2,500 barrels or 14.3%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the second quarter of 2010 was 74.4%, as compared to 73% during the corresponding period of 2009.

Domestic Territory:  Cost of goods sold as a percentage of net sales in the United States during the second quarter of 2010 was 72.7%, compared to 74.3% during the corresponding period of 2009.

Foreign Territory: Cost of goods sold as a percentage of net sales in the United Kingdom during the second quarter of 2010 was 74.7%, as compared to 72.6% during the corresponding period in 2009.

Gross Profit

As a result of our lower sales volume and higher cost of goods sold described above, our gross profit for the second quarter of 2010 decreased to $2,139,200, from $2,564,700 during the corresponding period of 2009, representing a decrease of $425,500 or 16.6%.  As a percentage of net sales, gross profit during the second quarter of 2010 decreased to 25.6% from 27% for the second quarter of 2009.

Operating Expenses

Operating expenses for the second quarter of 2010 were $2,038,100, an increase of $124,000, or 6.5%, as compared to $1,914,100 for the corresponding period of 2009.  Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses:  Our marketing and distribution expenses for the second quarter of 2010 were $1,042,500, as compared to $1,073,000 for the second quarter of 2009, representing a decrease of $30,500 or 2.8%.

Domestic Operations:  Expenses for the second quarter of 2010 were $337,500 compared to $315,200 during the corresponding period of 2009, representing an increase of $22,300 or 7.1%.  As a percentage of net sales in the United States, the expenses increased to 8.5% during the second quarter of 2010, compared to 7.4% during the corresponding period of 2009.  The increase was mainly due to increased costs of travel and promotional expenses.

Foreign Territory:  Expenses for the second quarter of 2010 were $705,000 compared to $757,800 during the corresponding period of 2009, (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation) representing an decrease of $52,800 or 7% mainly due to reductions in freight rates.  As a percentage of net sales in the United Kingdom, the expenses increased to 16% during the second quarter of 2010 compared to 14.4% during the corresponding period of 2009.

General And Administrative Expenses: Our general and administrative expenses were $995,600 for the second quarter of 2010, representing an increase of $154,500 or 18.4%, from $841,100 for the corresponding period in 2009.

Domestic Operations:  Domestic general and administrative expenses were $460,200 for the second quarter of 2010, representing an increase of $49,200, or 12%, compared to $411,000 for the second quarter of 2009.  The increase was primarily due to timing differences which are expected to even out during the remaining part of the year.

Foreign Territory:  General and administrative expenses related to the Foreign Territory were $535,400 for the second quarter of the year 2010, representing an increase of $105,300 or 24.5%, when compared to $430,100 for the second quarter of 2009.  The increase was mainly due to increased salaries resulting from the hiring in the fourth quarter of 2009 of a Chief Executive Officer for UBSN.

Other Expenses

Other expenses for the second quarter of 2010 totaled $126,800, representing a decrease of $14,600, or 10.3%, when compared to $141,400 for the second quarter of 2009 due to reduced interest expenses and profit from the sale of assets during the second quarter of 2010.

Income Taxes

We have made no income tax provisions for the second quarter of 2010 compared to a provision for income taxes of $800 for the second quarter of 2009.  The provision for income taxes relates to the estimated amount of income taxes that will be imposed by taxing authorities in the United States.

Net Profit / Loss

Our net loss for the second quarter of 2010 was $25,700, compared to our net profit of $508,400 for the second quarter of 2009.  After providing for a positive foreign currency translation adjustment of $10,800 during the second quarter of 2009 (as compared to a negative currency translation adjustment of $126,500 for the same period in 2009), our comprehensive loss for the second quarter of 2010 was $14,900, compared to comprehensive income of $381,900 for the same period in 2009.

Six Months Ended June 30, 2010 Compared To Six Months Ended June 30, 2009

Net Sales

Our overall net sales for the first six months of 2010 were $16,795,300, an increase of $147,600, or 0.9%, compared to net sales of $16,647,700 for the same period in 2009.

Domestic Operations:  Domestic net sales for the first six months of 2010 were $7,207,600 compared to $7,426,200 for the same period in 2009, a decrease of $218,600 or 2.9% due to lower sales volumes.  Our domestic sales volumes decreased to 36,200 barrels during the first six months of 2010 from 37,400 barrels in the first six months of 2009, representing a decrease of 1,200 barrels or 3.2% mainly due to decreases of contract brands by 1,800 barrels.  Sales of our brands increased by 400 barrels and sales of the Kingfisher brands increased by 200 barrels during the first six months of 2010 compared to the same period in 2009.

During the second quarter of 2010, we acquired through two separate transactions certain intellectual property rights of the Butte Creek brand of organic ales and Honey Amber Rose Ale, respectively.  Prior to the Butte Creek acquisition, we had produced Butte Creek products on a contract basis since 2009. We anticipate launching Honey Amber Rose Ale during the later part of this year.

Foreign Territory:  Net sales for the first six months of 2010 were $9,587,700 (£ 6,280,000) compared to $9,221,500 (£ 6,178,200) during the corresponding period of 2009.  UBSN sold 32,300 barrels during the first six months of both 2010 and 2009.  During the first six months of the year 2010, UBSN optimized product prices and sales discounts thereby improving margins.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first six months of 2010 was 74.5%, as compared to 74% during the corresponding period of 2009.

Domestic Operations:  Cost of goods sold as a percentage of net sales in the United States during the first six months of 2010 was 75.4%, as compared to 75.6%, during the corresponding period of 2009.

Foreign Territory:  Cost of goods sold as a percentage of net sales in the United Kingdom during the first six months of 2010 was 74.4%, as compared to 73.4% during the corresponding period in 2009 due to product mix.

Gross Profit

As a result of the lower sales volume and higher cost of goods sold described above, gross profit for the first six months of 2010 decreased to $4,284,300, from $4,328,000 during the corresponding period of 2009.  As a percentage of net sales, the gross profit during the first six months of 2010 decreased to 25.5% from 26% during the corresponding period in 2009.

Operating Expenses

Operating expenses for the first six months of 2010 were $4,472,300, an increase of $612,300, or 15.9%, as compared to $3,860,000 for the corresponding period of the year 2009.  Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses:  Our marketing and distribution expenses for the first six months of the year 2010 were $2,447,800, as compared to $2,057,200 for the same period in 2009, representing an increase of $390,600 or 19%.

Domestic Operations:  Expenses for the first six months of 2010 were $657,200 compared to $619,800 during the corresponding period of 2009, representing an increase of $37,400 or 6%.  As a percentage of net sales in the United States, these expenses increased to 9.1% during the first six months of the year 2010, compared to 8.4% during the corresponding period of 2009.  The increase was mainly due to increases in travel, freight and promotional expenses.

Foreign Territory:  Expenses for the first six months of 2010 were $1,790,600 compared to $1,437,400 during the corresponding period of 2009, representing an increase of $353,200 or 24.6%.  As a percentage of net sales in the United Kingdom, expenses increased to 18.7% during the first six months of 2010 compared to 15.6% during the corresponding period of 2009 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations).  The increase was mainly due to costs incurred in connection with a media campaign launched in London and its suburbs.

General And Administrative Expenses:  Our general and administrative expenses were $2,024,500 for the first six months of the year 2010, representing an increase of $221,700 or 12.3%, over $1,802,800 for the corresponding period in 2009.

Domestic Operations:  Domestic general and administrative expenses were $920,900 for the first six months of 2010, representing a decrease of $78,300, or 7.8%, from $999,200 for the same period in 2009.  In the first quarter of 2009, there was a onetime issuance of common stock as compensation to the outside members of the Board of Directors for their services related to our capital raising efforts as well as legal and professional expenses related thereto.

Foreign Territory:  General and administrative expenses related to the Foreign Territory were $1,103,600 for the first six months of 2010, representing an increase of $294,400 or 36.4%, as compared to $809,200 for the same period in 2009 (in each case as calculated in U.S. dollars, after taking into account the effect of exchange rate fluctuations).  The increases were mainly due to the appointment during the fourth quarter of 2009 of a new Chief Executive Officer for UBSN and the addition of his salary to the Company's general and administrative expense and onetime professional costs associated with the conducting of a strategic review of the pricing, staffing and market research capabilities of UBI(UK) and UBSN.

Other Expenses

Other expenses for the first six months of 2010 totaled $252,400 representing an increase of $1,300 or 0.5% when compared to the same period in 2009 due to increases in interest expenses.

Income Taxes

We have a provision for income taxes of $2,600 for the first six months of 2010 compared to a provision of $800 for the corresponding period in 2009.  The provision for taxes is related to the estimated amount of taxes that will be imposed on us by tax authorities in the United States.

Net Income

Our net loss for the first six months of 2010 was $443,000, as compared to an income of $216,100 for the first six months of 2009.  After providing for a positive foreign currency translation adjustment of $128,600 during the first six months of 2010 (as compared to a negative adjustment of $114,800 for the same period in 2009), comprehensive loss for the first six months of 2010 was $314,400, compared to an income of $101,300 for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah and Saratoga Springs facilities has continued to place demands on our working capital.  Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from our operations have not been able to provide us with sufficient working capital.

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

On May 8, 2009, we received written notice (the "Notice") from Marquette Business Credit, Inc. ("Marquette") that as of March 31, 2009 an event of default relating to our non-compliance with certain required financial covenants under the credit facility had occurred and was continuing under the loan and security agreement by and among Marquette (as lender) and MBC and Releta (as borrowers) dated November 16, 2006 (the "Loan Agreement") which covers our revolving line of credit, term loan and capex loan with Marquette.  With retroactive effect from and after April 1, 2009, we have been assessed with default interest rates under such facility by Marquette which impacts the applicable interest rates on the revolving line of credit, term loan and capex loan ..  Although Marquette indicated in the Notice that it would not be asserting its additional rights and remedies as of the date of the Notice, it reserved the right to exercise its additional rights and remedies at any time in the future.  (For additional information relating to the event of default under the Marquette Loan Agreement see "Description of Our Indebtedness Marquette Business Credit, Inc. Facility" below.)

As of the date of this filing, we have not received notice from any of our other lenders of the occurrence of an event of default under the agreements governing our remaining Indebtedness, and to the knowledge of our Management, no additional events of default currently exist under any other agreements relating to our Indebtedness.  We are currently making timely payments of principal and interest relating to our Indebtedness as such Indebtedness becomes due and anticipate that we will continue to make such timely payments in the immediate future.  However, if we fail to maintain any of the financial covenants under the various agreements governing our Indebtedness, fail to make timely payments of amounts due under our Indebtedness, or commit any other breach resulting in an event of default under the agreements governing our Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on our financial condition.  In case of the acceleration and termination of our existing Indebtedness, we may need to obtain replacement financing.  If we are unable to obtain such replacement financing, it may result in a material adverse effect on our financial condition and our ability to continue operations.  In addition, actions available to secured parties relating to our assets that have been pledged as collateral could have a material adverse effect on our financial conditions and operations.

Management has taken several actions to ensure that the Company will have sufficient cash for our working capital needs through June 30, 2011, including reductions in discretionary expenditures, optimizing prices and discounts to increase margin, acquisition of brands to augment volume, introduction of new products, new packaging and securing additional brewing contracts. In addition, our majority shareholder issued a letter of support to provide financial assistance when required. We may also seek additional capital infusions to support operations. Management believes that these actions will enable us to meet our working capital needs through June 30, 2011.

As of June 30, 2010, we had cash and cash equivalents of $104,700, a working capital deficit of $10,045,900 and an accumulated deficit of $13,803,000.  Additionally, we have a history of past losses as infrastructure costs were incurred in advance of obtaining customers. As discussed above, on June 30, 2010, we were not in compliance with two of the financial covenants under our secured credit facility with Marquette. This violation has resulted in Marquette assessing us with a higher rate of interest until such violations are cured.

Net cash provided by operating activities for the six months ended June 30, 2010 was $401,000 compared to $15,500 for the six months ended June 30, 2009. We generally do not require significant cash on hand to meet our operating needs.

Net cash used in investing activities totaled approximately $165,400 for the six months ended June 30, 2010 compared to $144,300 for the corresponding period of 2009. Net cash used for investing activities consists of purchases of capital assets.

Net cash used in financing activities totaled approximately $266,300 during the six months ended June 30, 2010, compared to $15,900 during the corresponding period of 2009. For the six months ended June 30, 2010, net cash used in financing activities principally consisted of temporary reductions in the use of our revolving line of credit, debt payments and lease installments.

DESCRIPTION OF OUR INDEBTEDNESS:

Marquette Business Credit Line of Credit

In November 2006, Marquette provided us with a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory which terminates in June 2011.  The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Releta's eligible inventory located in the US.  This facility accrues interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding the real property of Releta and MBC. On May 8, 2009, we received notification from Marquette of an event of default under the Loan Agreement, as a result of which Marquette has increased the interest rate under the facility to the default rate with retroactive effect from and after April 1, 2009.   (For additional information see "Marquette Business Credit Inc. Facility".)

Master Line of Credit. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit with a principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the "UBA Notes"). UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement"). The Extension Agreement confirms UBA's extension of the terms of the UBA Notes for a period ending on June 30, 2011.  The aggregate outstanding principal amount of the UBA Notes as of June 30, 2010 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,263,500, for a total amount outstanding of $3,178,900.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. As of June 30, 2010, the outstanding principal and interest on the notes was convertible into approximately 2,119,300 shares of our Common Stock. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to conversion rate protection as set forth in the UBA Notes.

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

The UBA Notes are subordinated to our credit facilities with Grand Pacific Financing Corporation and Marquette Business Credit, respectively, under subordination agreements executed by UBA. As per the terms of the applicable subordination agreements, UBA is precluded from demanding repayment of the UBA Notes unless the Grand Pacific Financing Corporation and Marquette facilities have been repaid in full.

LONG TERM DEBT:

Grand Pacific Financing Corporation Loan: On July 3, 2006, we obtained a $3,000,000 loan from Grand Pacific Financing Corporation ("Grand Pacific"), secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements.  The loan is payable in partially amortizing monthly installments of $27,261 including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing June 28, 2011 with a balloon payment.  The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan. We used the proceeds of the loan to repay in full all of the then outstanding loans owed to Savings Bank of Mendocino County. Grand Pacific also collects on a monthly basis an amount of approximately $10,554 towards property taxes payable on the Ukiah property and pays such taxes on our behalf when they become due.

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

Weighted Average Interest: The weighted average interest rates paid on our indebtedness in the United States was 6% for the first six months of 2010 and 6.2% for the corresponding period in 2009. For loans primarily associated with our Foreign territory, the weighted average rate paid was 3% for the first six months of 2010 and 6.2% for the corresponding period in 2009.

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

Current Ratio: Our ratio of current assets to current liabilities on June 30, 2010 was 0.43 to 1.0 and its ratio of total assets to total liabilities was 1.1 to 1.0. Our ratio of current assets to current liabilities on June 30, 2009 was 0.82 to 1.0 and the ratio of total assets to total liabilities was 1.18 to 1.0.

Restricted Net Assets: The Company's wholly-owned subsidiary, UBIUK, has undistributed losses of approximately $1,801,800 as of June 30, 2010.

Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately $1,495,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company.

Item 4.	Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the last day of the quarter ended June 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of June 30, 2010.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending June 30, 2010) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 3.	Default Upon Senior Securities

An event of default has occurred and is continuing under the Loan and Security Agreement by and among Marquette Business Credit, Inc., MBC and Releta. Marquette is  currently charging a default interest rate. All scheduled  payments of principal and interest have been made. For additional information, see Item 2 of Part I.

Item 6.	Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	[Intentionally omitted]
10.9		[Intentionally omitted]
10.10		[Intentionally omitted]
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.

Exhibit Number		Description of Document
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated September 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and UBSN, Ltd.

Exhibit Number		Description of Document
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 14, 2003.
10.67		[Intentionally omitted]
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America Inc. dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.

Exhibit Number		Description of Document
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2007
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract)
10.92	[II]	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors' Compensation Plan, as amended (Management Contract)
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.
10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98†	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009.
10.99	(OO)	Commercial Lease between Stewart's Shop Corporation and Relata Brewing Company LLC.
14.1	(V)	Code of Ethics

† Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.

(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	The Company's Annual Report on Form 10-K for the year ended December 31, 2006.

(GG)	The Company's Quarterly Report on Form 10Q for the period ended June 30, 2007.

(HH)	The Company's Annual Report on Form 10-QK/A for the period ended December 31, 2007.

(II)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008.

(JJ)	The Company's Annual Report on Form 10-K for the year ended December 31, 2008.

(KK)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(LL)	The Company's Current Report on Form 8-K filed as of August 31, 2009.

(MM)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(NN)	The Company's Annual Report on Form 10-K for the year ended December 31, 2009.

(OO)	The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

10.100	Tenth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2010.

10.101	Sixth Amendment to Convertible Promissory Notes, effective June 30, 2010.

10.102	Employment Agreement with Damon Swarbrick

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: August 14, 2010	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Dated: August 14, 2010	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary