Form 10-Q
period 2010-09-30
MENDOCINO BREWING CO INC
filed 2010-11-15
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  The number of shares of the issuer's common stock outstanding as of November 12, 2010 is 12,427,262.

PART I

Item 1.                Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$178,800	$140,900
Accounts receivable, net of an allowance for doubtful accounts of $647,700 and $504,900, respectively	5,154,600	11,267,700
Inventories, net	1,577,400	1,862,600
Prepaid expenses	449,900	543,300
Total Current Assets	7,360,700	13,814,500

Property and Equipment, net
	11,920,600	12,474,200
Other Assets
Deposits and other assets	184,000	288,200
Intangibles, net	47,600	47,600
Total Other Assets	231,600	335,800

Total Assets	$19,512,900	$26,624,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Secured lines of credit	$2,761,900	$3,126,200
Accounts payable	6,020,000	12,088,200
Accrued liabilities	1,959,300	1,504,100
Current maturities of notes to related parties including accrued interest of $1,286,400 and $0, respectively	3,296,200	97,000
Current maturities of obligations under long-term debt	3,596,000	319,800
Current maturities of obligations under capital leases	102,300	142,700
Total Current Liabilities	17,735,700	17,278,000

Long-Term Liabilities
Notes to related parties including accrued interest of $0 and $1,218,400, respectively	94,400	3,327,800
Long term debt, less current maturities	-	3,509,500
Obligations under capital leases, less current maturities	71,600	161,500
Total Long-Term Liabilities	166,000	6,998,800

Total Liabilities	17,901,700	24,276,800

Stockholders' Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,427,262 shares issued and outstanding	15,043,300	15,043,300
Accumulated comprehensive income	465,100	436,800
Accumulated deficit	(14,124,800)	(13,360,000)
Total Stockholders' Equity	1,611,200	2,347,700

Total Liabilities and Stockholders' Equity	$19,512,900	$26,624,500

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED September 30		NINE MONTHS ENDED September 30
	2010	2009	2010	2009
Sales	$9,894,300	$9,655,600	$27,089,500	$26,731,600
Excise taxes	324,500	206,900	724,400	635,200
Net sales	9,569,800	9,448,700	26,365,100	26,096,400
Cost of goods sold	6,955,700	7,156,600	19,466,700	19,476,300
Gross profit	2,614,100	2,292,100	6,898,400	6,620,100
Operating expenses
Marketing and distribution	1,478,500	1,273,600	3,926,300	3,330,800
General and administrative	1,319,000	1,115,600	3,343,500	2,918,400
Total operating expenses	2,797,500	2,389,200	7,269,800	6,249,200
Income (Loss) from operations	(183,400)	(97,100)	(371,400)	370,900
Other income (expense)

Other income	8,200	8,500	19,700	20,800
Gain (loss) on sale of equipment	(3,600)	700	4,600	7,200
Interest expense	(139,500)	(158,900)	(411,600)	(428,800)
Total other expenses	(134,900)	(149,700)	(387,300)	(400,800)
Loss before income taxes	(318,300)	(246,800)	(758,700)	(29,900)
Provision for income taxes	3,500	4,900	6,100	5,700

Net loss	$(321,800)	$(251,700)	$(764,800)	$(35,600)
Other comprehensive income (loss), net of tax Foreign Currency Translation Adjustment	(100,300)	13,300	28,300	(101,500)
Comprehensive loss	$(422,100)	$(238,400)	$(736,500)	$(137,100)
Net loss per common share – basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.00)
Weighted average common shares outstanding - Basic & diluted	12,427,262	12,274,762	12,427,262	12,249,397

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(764,800)	$(35,600)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	803,500	803,500
Provision for doubtful accounts	151,900	106,400
Interest accrued on related party debt	68,000	68,000
Non cash compensation	—	73,000
Profit on sale of assets	(4,600)	(7,200)
Changes in:
Accounts receivable	5,497,500	(2,313,400)
Inventories	285,200	23,600
Prepaid expenses	78,200	(76,300)
Deposits and other assets	102,900	107,900
Accounts payable	(5,651,500)	1,433,500
Accrued liabilities	472,100	427,500
Net cash provided by operating activities	1,038,400	610,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and leasehold improvements	(264,800)	(355,500)
Proceeds from sale of fixed assets	22,100	10,100
Net cash used in investing activities	(242,700)	(345,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on line of credit	(310,200)	51,300
Repayment on long-term debt	(325,400)	(322,200)
Payments on obligations under long term leases	(124,200)	(101,300)
Net cash used in financing activities	(759,800)	(372,700)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,000	(2,900)

NET CHANGE IN CASH	37,900	(109,600)

CASH AND CASH EQUIVALENTS, beginning of period	140,900	273,700

CASH AND CASH EQUIVALENTS, end of period	$178,800	$164,100

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$6,100	5,700
Interest	$343,600	$360,800
Non-cash investing and financing activity
Assets acquired under capital leases	—	$74,600

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., (the "Company", “we” or "MBC"), has two operating subsidiaries, Releta Brewing Company, ("Releta"), and United Breweries International (UK) Limited, ("UBIUK").  In the United States, MBC and Releta, operate two breweries that produce beer for the specialty "craft" segment of the beer market.  The breweries are located in Ukiah, California and Saratoga Springs, New York.  The majority of MBC's domestic sales are made in California.  We brew several brands, of which Red Tail Ale is our flagship brand.  In addition, we perform contract brewing for several other brands, and we hold a license to brew and distribute Kingfisher Premium Lager beer in the United States.

Our United Kingdom subsidiary, UBIUK, holds an exclusive license to brew and distribute Kingfisher Premium Lager beer from United Breweries Limited, an Indian Corporation. UBIUK is a holding company for UBSN Limited (“UBSN”).  UBSN distributes Kingfisher Premium Lager beer in the United Kingdom and Europe.  The distributorship is located in Maidstone, Kent in the United Kingdom.

Principles of Consolidation

The consolidated financial statements present the accounts of MBC and our wholly-owned subsidiaries, Releta and UBIUK.  All inter-company balances, profits and transactions have been eliminated.

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete annual financial statements. In the opinion of our management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by us. The financial statements and notes are representations of our management and our Board of Directors, who are responsible for their integrity and objectivity.

Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future period.

2.  SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2010 compared to what we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of cash flows, we consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Other investments with maturities less than twelve months from the balance sheet date are considered short-term investments and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

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

At September 30, 2010 and December 31, 2009, respectively, we did not have any assets or liabilities which are recorded at fair value on a recurring basis.

We consider the recorded value of certain of our financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, to approximate the fair value of the respective assets and liabilities at September 30, 2010 and December 31, 2009, respectively based upon the short-term nature of such assets and liabilities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

The carrying value of certain of the financial instruments, of other current assets and accrued expenses, approximate fair value due to their short maturities.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. Deferred financing costs were $311,300, and the related accumulated amortization at September 30, 2010 was $262,300.  Amortization of deferred financing costs charged to operations was $49,000 for the nine months ended September 30, 2010 and 2009, respectively.  We will continue to amortize these fees until 2011.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Concentration of Credit Risks

Financial instruments that potentially subject us to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the United Kingdom.  Substantially all of our cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages.  We have approximately $53,700 in cash deposits and $2,776,700 of accounts receivable due from customers located in the United Kingdom as of September 30, 2010.

Income Taxes

In the ordinary course of business, there are many transactions for which the ultimate tax outcome is uncertain. We account for income taxes in accordance with the FASB guidance for accounting for income taxes. This guidance prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  Our Management believes that sufficient uncertainty exists regarding the future realization of deferred tax assets and, accordingly, we have provided for a full valuation allowance against net deferred tax assets.  In calculating tax expense, we take into account any change in the valuation allowance for deferred tax assets where the realization of various deferred tax assets is subject to uncertainty.

In June 2006, FASB issued guidance which supplements the guidance for accounting for income taxes. This guidance defines the confidence level that a tax position must meet in order to  be recognized in the financial statements. We regularly assess uncertain tax positions in each of the tax jurisdictions in which we have operations and account for the related financial statement implications. Unrecognized tax benefits are reported using the two-step approach under which tax effects of a position are recognized only if it is “more-likely-than not” to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position. Determining the appropriate level of unrecognized tax benefits requires us to exercise judgment regarding the uncertain application of tax law. The amount of unrecognized tax benefits is adjusted when information becomes available or when an event occurs indicating a change is appropriate. Future changes in unrecognized tax benefits requirements could have a material impact on our results of operations.

As a result of the implementation of the FASB guidance, we have not changed any of our tax accrual estimates. We file U.S. federal and U.S. state tax returns.

Basic and Diluted Loss per Share

In accordance with ASC 260 we compute basic earnings (loss) per share by dividing the earnings (loss) attributable to our common stockholders by the weighted average number of common shares outstanding during the period.  Basic net earnings (loss) per share exclude the dilutive effect of stock options or warrants and convertible notes.  If our operations result in net losses for any period, Diluted net loss per share would be the same as basic net loss per share, since the effect of any potentially dilutive securities would be excluded, as such securities would be anti-dilutive due to the net loss.  The computation of the dilutive effect of our outstanding convertible notes for the three and nine month periods ended September 30, 2010 and 2009, respectively is shown in the table below.

	Three months ended		Nine months ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
Net loss	$(321,800)	(251,700)	$(764,800)	(35,600)
Weighted average common shares outstanding	12,427,262	12,274,762	12,427,262	12,249,397
Basic net loss per share	$(0.03)	(0.02)	$(0.06)	(0.00)
Interest expense on convertible notes	$—	-	$—	-
Loss for the purpose of computing diluted net loss per share	$(321,800)	(251,700)	$(764,800)	(35,600)
Incremental shares from assumed exercise of dilutive securities	—	-	—	-
Dilutive potential common shares	12,427,262	12,274,762	12,427,262	12,249,397
Diluted net loss per share	$(0.03)	(0.02)	$(0.06)	(0.00)

Foreign Currency Translation

The assets and liabilities of UBIUK were translated at the United Kingdom pound sterling - US dollar exchange rates in effect at September 30, 2010 and December 31, 2009, and the statements of operations were translated at the average exchange rates for each of the three and nine months ended September 30, 2010 and 2009.  Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity.  Cash at UBIUK was translated at exchange rates in effect at September 30, 2010 and December 31, 2009, and its cash flows were translated at the average exchange rates for each of the nine months ended September 30, 2010 and 2009.  Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with US GAAP includes having our management make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities.  The amounts estimated could differ from actual results.  Significant estimates include the provision for doubtful accounts, depreciation and amortization periods, and the future utilization of deferred tax assets.  We have determined that deferred tax assets associated with our net operating loss carryforwards in the US may expire prior to utilization.  We have placed a valuation allowance on these assets in the US.

Comprehensive Loss

Comprehensive loss is composed of our net loss and changes in equity from non-stockholder sources.  The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

The components of other comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009, respectively, are reflected as a separate item in the statements of operations.

Reportable Segments

We manage our operations through two business segments: brewing operations, including tavern and tasting room operations (domestic) and distributor operations (international).  The international business segment sells our products outside the United States.

We evaluate performance based on net operating profit.  Where applicable, portions of the administrative function expenses are allocated between the operating segments.  The operating segments do not share manufacturing or distribution facilities.  In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to our transfer policy, which approximates market price.  The costs of operating the manufacturing plants are captured discretely within each segment.  Our property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

3            Liquidity and Management Plans

At September 30, 2010, we had cash and cash equivalents of $178,800 a working capital deficit of $10,375,000 mainly due to credit facilities related to United States operations maturing in June 2011 and an accumulated deficit of $14,124,800.  We have had a history of past losses as infrastructure costs were incurred in advance of generating revenue and obtaining customers. From March 31, 2009 to June 30, 2010, we were not in compliance with two financial covenants contained in our secured credit facility with Marquette Business Credit, Inc.  As a result, a higher default interest rate has been assessed with effect from April 1, 2009. As of September 30, 2010, we are again in compliance with such financial covenants and as such we anticipate that the interest rates will be adjusted to their pre-default rates for so long as we remain in compliance under the credit facility.

Our Management has taken several actions to ensure that we will have sufficient cash for our working capital needs through September 30, 2011, including reductions in discretionary expenditures, optimizing prices and discounts to increase margin, acquisition of brands to augment volume, introduction of new products new packaging and securing additional brewing contracts. We will also actively attempt to extend or refinance our maturing credit facilities. In addition, our majority shareholder has issued a letter of support to provide financial assistance if necessary. We may also seek additional capital infusions to support our operations. Our Management believes that these actions will enable us to meet our working capital needs through September 30, 2011.

4            Inventories

Consolidated inventories are stated at the lower of cost or market.  On a quarterly basis, we evaluate the carrying costs of our inventory to ensure that it is stated at the lower of cost or market.  Our products are typically not subject to obsolescence and consequently our reserves for slow moving and obsolete inventory have historically been zero.  Cash flows from the sale of inventory are reported in cash flows from operations in our consolidated statements of cash flow.  Inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw Materials	$690,400	$591,600
Beer-in-process	280,300	241,300
Finished Goods	578,000	988,800
Merchandise	28,700	40,900
TOTAL	$1,577,400	$1,862,600

5.           Line of Credit and Note Payable

In November 2006, Marquette Business Credit, Inc. ("Marquette") provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2011.  The borrowings are collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Releta's eligible inventory located in the US.  This facility carries interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of September 30, 2010 was approximately $1,734,300.

We retain the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse.  Therefore, the transaction does not qualify as a sale under the terms of Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (ASC 860).  Included in our balance sheet as accounts receivable at September 30, 2010, are account balances totaling $2,377,900 of uncollected accounts receivables collateralized to Marquette under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited for a maximum credit line of £1,750,000 based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers.  The initial term of the facility was for a one year period after which time the facility automatically renewed and could be terminated by either party by providing the other party with nine months notice.  The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted.  The amount outstanding on this line of credit as of September 30, 2010 was approximately $1,027,600.

6.           Long-Term Debt

Long-term debt consists of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Notes to a financial institution, payable in monthly installments of $20,500, plus interest at one month LIBOR plus 5.25% with a balloon payment of $622,400 due in June 2011; secured by substantially all assets of Releta Brewing Company and Mendocino Brewing Company, excluding real property at Ukiah.	$806,900	$991,400

Note to a financial institution, payable in monthly installments of $27,300 including interest at prime plus 1.75% with a balloon payment of approximately $2,737,000 due in June 2011.	2,789,100	2,837,900
	3,596,000	3,829,300

Less current maturities	3,596,000	319,800
	$—	$3,509,500

7.           Notes to Related Parties

Subordinated Convertible Notes Payable

Notes payable to a related party consist of unsecured convertible notes to one of our shareholders, United Breweries of America ("UBA") with a total value of $3,201,800 as of September 30, 2010, including interest at the prime rate plus 1.5%, but not to exceed 10% per year.  The UBA notes include $1,286,400 and $1,218,400 of accrued interest at September 30, 2010 and December 31, 2009, respectively. Currently, the UBA notes are convertible into common stock at $1.50 per share.  However, upon the planned issuance of approximately 183,871 shares of common stock to Directors of the Company related to previously earned compensation for attendance at meetings for 2009 (the "Triggering Issuance"), the conversion rate protection provision of the unsecured convertible note dated March 2, 2005 shall apply resulting in a reduction of the conversion rate to approximately  $1.44 per share with respect solely to the March 2, 2005 note.  The UBA notes have been extended until June 2011.  UBA may demand payment within 60 days of the end of the extension period.

5% Notes Payable

Notes payable also includes an unsecured loan from Shepherd Neame Limited to UBSN  payable in annual installments of $89,700 with interest at 5% per year maturing in June 2013.  The amounts outstanding under this loan as of September 30, 2010 and December 31, 2009 were $188,800 and $291,000 respectively, including current maturities of $94,400 and $97,000 on those dates.

Capital Lease Obligations

We lease certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases the amounts of which are immaterial to these consolidated financial statements.

8.           Commitments and Contingencies

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

We and our subsidiaries have various lease agreements for a sales office in Petaluma, California; land at our Saratoga Springs, New York, facility; a building in the United Kingdom; and certain personal property.  The land lease includes a renewal option for two additional five-year periods, which we intend to exercise.  Some leases are adjusted annually for changes in the consumer price index.  Certain of the leases will expire prior to the end of 2010.

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

9.           Related-Party Transactions

Along with our subsidiaries we have entered into or amended several agreements with affiliated and related entities. Among these are a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBI and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBI and UB Limited. UBSN is a party to a brewing agreement and a loan agreement with Shepherd Neame Limited ("Shepherd Neame"). Additional information about these transactions may be found in our  Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The following table reflects the value of our related party transactions for the nine months ended September 30, 2010 and 2009 and the balances outstanding as of September 30, 2010 and 2009.

	2010	2009
Sales to Shepherd Neame	$4,505,500	$4,459,700
Purchases from Shepherd Neame	$10,959,600	$11,039,000
Expense reimbursement to Shepherd Neame	$678,500	$872,800
Interest expense related to UBA convertible notes	$68,000	$68,000
Accounts payable to Shepherd Neame	$4,385,100	$6,571,400
Accounts receivable from Shepherd Neame	$828,800	$3,682,100

10.         Stockholders' Equity

The following table summarizes equity transactions during the nine months ended September 30, 2010.

	Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income	Deficit	Equity

Balance, December 31, 2009	227,600	$227,600	12,427,262	$15,043,300	$436,800	$(13,360,000)	$2,347,700
Net loss	-	-	-	-	-	(764,800)	(764,800)

Currency Translation Adjustment	-	-	-	-	28,300	-	28,300

Balance, September 30, 2010	227,600	$227,600	12,427,262	$15,043,300	$465,100	$(14,124,800)	$1,611,200

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

11.         Segment Information

Our business presently consists of two segments.  The first is brewing for wholesale to distributors and other retailers including beer for sale along with merchandise at the brewpub and retail merchandise store located at the Hopland brewery until October 2010 and at the Saratoga Springs brewery.  The second consists of distributing alcoholic beverages to retail establishments and restaurants in the United Kingdom, Europe and Canada.  A summary of each segment is as follows:

Nine months ended September 30, 2010
	Domestic Operations	Foreign Territory	Corporate & Others	Total

Net Sales	$11,500,900	$14,864,200	$-	$26,365,100
Operating Income (Loss)	$574,500	$(945,900)	$-	$(371,400)
Identifiable Assets	$12,110,200	$4,387,200	$3,015,500	$19,512,900
Depreciation & Amortization	$452,500	$351,000	$-	$803,500
Capital Expenditures	$46,700	$218,100	$-	$264,800

Nine months ended September 30, 2009
	Domestic Operations	Foreign Territory	Corporate & Others	Total

Net Sales	$11,184,900	$14,911,500	$-	$26,096,400
Operating Income	$335,800	$35,100	$-	$370,900
Identifiable Assets	$12,846,200	$9,407,600	$2,607,500	$24,861,300
Depreciation & Amortization	$448,800	$354,700	$-	$803,500
Capital Expenditures	$126,700	$303,400	$-	$430,100

12.         Unrestricted Net Assets

 UBIUK has undistributed losses of approximately $2,402,800 as of September 30, 2010.  Under UBSN's line of credit agreement with RBS, distributions and other payments to us from our subsidiary are not permitted if retained earnings drop below approximately $1,573,000.  Condensed financial information of MBC together with Releta  is as follows:

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Cash and Cash Equivalents	$125,100	$46,700
Accounts receivable, net	2,377,900	1,695,500
Inventories, net	1,577,400	1,862,600
Other current assets	280,900	161,400
Total current assets	4,361,300	3,766,200

Investment in UBIUK	1,225,000	1,225,000
Property and equipment, net	10,532,800	10,889,600
Other assets	231,600	335,800
Total assets	$16,350,700	$16,216,600

Liabilities and Stockholders' Equity
Line of credit	$1,734,300	$1,562,900
Accounts payable	1,247,000	1,546,900
Accrued liabilities	1,249,800	831,400
Current maturities of debt and capital leases	3,645,700	381,500
Notes payable to related parties	3,201,800
Total current liabilities	11,078,600	4,322,700

Intercompany payable to UBIUK	84,500	275,100
Long-term debt and capital leases	50,600	3,594,800
Notes payable to related parties	—	3,133,800
Total long-term liabilities	135,100	7,003,700
Total liabilities	$11,213,700	$11,326,400

Stockholders' equity
Preferred stock	227,600	227,600
Common stock	15,043,300	15,043,300
Accumulated deficit	(10,133,900)	(10,380,700)
Total stockholders' equity	5,137,000	4,890,200
Total liabilities and stockholders' equity	$16,350,700	$16,216,600

12.         Unrestricted Net Assets (continued)

Statements of Operations	Three Months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$4,293,300	$3,758,700	$11,500,900	$11,184,900
Cost of goods sold	3,163,000	2,912,500	8,596,900	8,524,300
Sales, marketing, and retail expenses	358,800	344,300	1,016,000	964,100
General and administrative expenses	482,400	448,500	1,403,300	1,447,700
Income from operations	289,100	53,400	484,700	248,800

Other (income)	(39,400)	(39,700)	(113,400)	(122,000)
Interest expense	115,200	122,700	345,200	349,400
Provision for taxes	3,500	4,900	6,100	5,700
Net income (loss)	$209,800	$(34,500)	$246,800	$15,700

Statements of Cash Flows	Nine months ended September 30
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities	$424,300	$589,500
Purchase of property and equipment	(46,700)	(126,700)
Proceeds from sale of fixed assets	—	9,300
Net borrowing (repayment) on line of credit	171,400	(53,200)
Repayment on long term debt	(233,300)	(229,700)
Payment on obligation under capital lease	(46,700)	(46,500)
Net change in payable to UBI	(190,600)	(193,500)
Increase (decrease) in cash	78,400	(50,800)
Cash and cash equivalents, beginning of period	46,700	105,400
Cash and cash equivalents, end of period	$125,100	$54,600

13.        Income Taxes

 In the nine months ending September 30, 2010 and 2009, respectively, our only recorded tax expense was for state franchise taxes.  We did not report any income tax expense due to the availability of deferred tax assets available to offset our taxable income, if any, in the United States and the United Kingdom.  We have established a full valuation allowance against our deferred tax assets based on our assessment that we do not yet meet the criteria that deferred tax assets will more likely than not be realized.  During the three and nine months ending September 30, 2010 and 2009, our effective tax rates were de minimus.  The difference between our effective tax rates and the 35% United States federal statutory tax rate and the United Kingdom's statutory tax rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance.

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

14.        Subsequent Events

The lease of the premises located in Hopland, California where our brewpub and gift store was located expired on June 30, 2010 and was thereafter continued on a month-to-month basis until October 15, 2010. The landlord did not extend the term of the lease and opted not to continue our month-to-month tenancy and as a result we vacated the Hopland premises on October 15, 2010.  Therefore, we are in the process of evaluating our options to relocate our brewpub and gift store to a different location. We anticipate that the financial impact of this relocation shall not have a material adverse effect on our results of operations.

On November 11, 2010, we received notice that one of our customers, Dovey Wines, who has a current outstanding accounts receivable balance of $339,300 (£215,717), had been placed in receivership for liquidation.  As a result of the contemplated liquidation of Dovey Wines, we have reserved approximately $307,000 (£200,000) as a bad debt provision related to the Dovey Wines liquidation in the third quarter of fiscal year 2010.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity/cash flows for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009. This discussion should be read in conjunction with our Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

In this Report, the terms "we", "us", "our", and "the Company" and its variants are generally used to refer to Mendocino Brewing Company, Inc. and our subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report, including but not limited to, the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about our  business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by us are intended to provide investors with additional information with which they may assess our future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for our products; changes in demand for malt beverage products in different geographical markets; changes in distributor relationships or performance; changes in customer preference for our malt beverage products; regulatory or legislative changes; the impact of competition; changes in raw materials prices; availability of financing for operations; changes in interest rates; changes in our foreign beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in our Securities and Exchange Commission (the "Commission") filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and in general domestic and foreign (specifically European) economic and political conditions. We undertake no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revision to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Critical Accounting Policies

There have been no significant changes in our accounting policies during the nine months ended September 30, 2010 compared to what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The process of preparing financial statements, in accordance with generally accepted accounting principles in the United States ("US GAAP") requires our management to make estimates and judgments regarding certain items and transactions.  These judgments are based on historical experience, current economic and industry trends, information provided by outside sources, and management estimates.  It is possible that materially different amounts could be recorded if these estimates and judgments change or if our actual results differ from these estimates and judgments.  We consider the following to be our most significant critical accounting policies which involve the judgment of our management.

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

Segment Information

Prior to 2001, our business operations were exclusively located in the United States, and were divided into two segments, manufacturing and distribution of beer, which accounted for the majority of the our gross sales, and retail sales (primarily at the our tasting rooms and merchandise stores) which generally accounted for less than 5% of gross sales (by revenue). With our acquisition of United Breweries International (UK), Ltd. ("UBI") in August 2001, however, we gained a new business segment, distribution of beer outside the United States, primarily in the U.K. and Ireland, continental Europe, and Canada (the "Foreign Territory"). This segment accounted for 54% of our gross sales during the first nine months of both 2010 and 2009, with our United States operations, including manufacturing and distribution of beer as well as retail sales (the "Domestic Operations") accounting for the remaining 46% during the first nine months of 2010 and 2009.  With expanded wholesale distribution of beer and the closure of the Hopland brewpub and gift shop, we anticipate that retail sales, as a percentage of total sales, will decrease proportionally to the expected increase in our wholesale sales.

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

Summary of Financial Results

We ended the first nine months of 2010 with a net loss of $764,800, as compared to a net loss of $35,600 for the same period in 2009.  As set forth more fully under "Results of Operations," below, during the first nine months of 2010 we experienced an increase in net sales of $268,700 compared to the first nine months of 2009. Costs of goods sold decreased by $9,600 and operating expenses increased by $1,020,600, all of which contributed to our results for the period.

Results of Operations

Three Months Ended September 30, 2010 Compared To
Three Months Ended September 30, 2009
Net Sales

Overall net sales for the third quarter of 2010 were $9,569,800, an increase of $121,100, or 1.3%, compared to $9,448,700 for the third quarter of 2009 due to increases in sales in the Domestic Operations.

Domestic Operations:  Our net sales for the third quarter of fiscal year 2010 were $4,293,300 compared to $3,758,700 for the corresponding period in 2009, an increase of $534,600, or 14.2%.  Our total sales volume increased to 21,600 barrels in the third quarter of 2010 from 18,500 barrels in the third quarter of 2009 for a net increase of 3,100 barrels, or 16.8%.  Sales of contract brands brewed by us for third parties increased by 2,500 barrels or 68%, sales volume of the Kingfisher brand increased by 100 barrels or 2.9% and that sales of  our own brands increased by 500 barrels or 4.2%.

Foreign Territory:  Our net sales for the third quarter of fiscal year 2010 were $5,276,500 (£3,402,900) compared to $5,690,000 (£3,491,400) during the corresponding period of 2009, a decrease of $413,500, or 7.3% mainly due to decreased sales volume and exchange rate fluctuation, which declines were partially offset by higher sales prices.  During the third quarter of 2010 UBSN sold 16,100 barrels compared to a sales volume of 18,100 barrels during the same period in 2009, a decrease of 2,000 barrels or 11%.  When measured from period to period in Pounds Sterling (which is the basic currency of account for the Foreign Territory), our net sales in the Foreign Territory decreased by 2.5%.

Cost of Goods Sold

Cost of goods sold as a percentage of our net sales during the third quarter of fiscal year 2010 equaled 72.7%, as compared to 75.7% during the corresponding period of 2009, mainly due to decreased costs of materials.

Domestic Operations:  Cost of goods sold as a percentage of net sales in the United States during the third quarter of 2010 decreased to 73.7%, as compared to 77.8% during the corresponding period of 2009 due to decreases in the cost of materials.

Foreign Territory: Cost of goods sold as a percentage of net sales in the United Kingdom during the third quarter of 2010 decreased to 72.5%, as compared to 75.1% during the corresponding period of 2009 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations) mainly due to product mix and exchange rate fluctuations.

Gross Profit

Gross profit for the third quarter of 2010 increased to $2,614,100, from $2,292,100 during the corresponding period of 2009, representing an increase of $322,000 or 14% due to increase in sales volume and decreases in the cost of goods sold.  As a percentage of our net sales, gross profit during the third quarter of 2010 increased to 27.3% from 24.3% for the third quarter of 2009.

Operating Expenses

Operating expenses for the third quarter of fiscal year 2010 were $2,797,500, an increase of $408,300, or 17.1%, as compared to $2,389,200 for the corresponding period of 2009.  Our operating expenses consist of marketing, distribution and general and administrative expenses.

Marketing and Distribution Expenses:  Marketing and distribution expenses for the third quarter of fiscal year 2010 equaled $1,478,500, as compared to $1,273,600 for the third quarter of fiscal year 2009, representing an increase of $204,900 or 16.1%.  These expenses increased to 14.4% of our net sales for the third quarter of fiscal year 2010, as compared to 13.5% for the corresponding period in 2009.

Domestic Operations:  Expenses for the third quarter of fiscal year 2010 equaled $358,800 compared to $344,300 during the corresponding period of 2009, representing an increase of $14,500 or 4.2%.  As a percentage of net sales in the Domestic Territory, expenses decreased to 8.4% during the third quarter of fiscal year 2010, compared to 9.2% during the corresponding period of 2009.  The increase in our expenses was due to marginal increases in our media expenses.

Foreign Territory:  Expenses for the third quarter of fiscal year 2010 were $1,119,700 compared to $929,300 during the corresponding period of 2009, representing an increase of $190,400 or 20.5% (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations) mainly due to headcount increases, increases in the maintenance costs of dispensing equipment and increases in sales commissions as a result of increased sales to supermarkets and convenience stores.  As a percentage of net sales in the United Kingdom, our expenses increased to 21.2% during the third quarter of fiscal year 2010 compared to 16.3% during the corresponding period of 2009 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations).

General And Administrative Expenses:  Our general and administrative expenses equaled $1,319,000 for the third quarter of fiscal year 2010, representing an increase of $203,400 or 18.2%, as compared to $1,115,600 for the corresponding period in 2009.  General and administrative expenses decreased to 10.6% of net sales for the third quarter of fiscal year 2010, as compared to 11.8% for the corresponding period in 2009.

Domestic Operations.  Domestic general and administrative expenses were $482,400 for the third quarter of fiscal year 2010, representing an increase of $33,900, or 7.6%, from $448,500 for the third quarter of fiscal year 2009 mainly due to increases in legal and investor relations expenses which would even out during the year.

Foreign Territory.  General and administrative expenses related to our Foreign Territory equaled $836,600 for the third quarter of fiscal year 2010, representing an increase of $169,500, or 25.4%, compared to $667,100 for the third quarter of fiscal year 2009 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate fluctuation) mainly due to increase in provision for doubtful accounts.

Other Expenses

Other expenses for the third quarter of fiscal year 2010 totaled $134,900, representing a decrease of $14,800, or 9.9%, when compared to the third quarter of fiscal year 2009 due to decreased interest expenses.

Income Taxes

We have a provision for income taxes of $3,500 for the third quarter of 2010 compared to $4,900 for the third quarter of fiscal year 2009.  The provision for taxes relates to the estimated amount of taxes that will be imposed by tax authorities in the United States.

Net Loss

Our net loss for the third quarter of fiscal year 2010 was $321,800, as compared to $251,700 for the third quarter of fiscal year 2009.  After providing for a negative foreign currency translation adjustment of $100,300 during the third quarter of fiscal year 2010 (as compared to a positive adjustment of $13,300 for the corresponding period in 2009), comprehensive loss for the third quarter of 2010 was $422,100, compared to $238,400 for the corresponding period in 2009.

Nine Months Ended September 30, 2010 Compared To
 Nine Months Ended September 30, 2009
Net Sales

Our overall net sales for the first nine months of fiscal year 2010 equaled $26,365,100, an increase of $268,700, or 1%, compared to $26,096,400 for the corresponding period in 2009.

Domestic Operations:  Our domestic net sales for the first nine months of fiscal year 2010 were $11,500,900 compared to $11,184,900 for the corresponding period in 2009, an increase of $316,000 or 2.8%.  Domestic sales volume increased to 57,800 barrels during the first nine months of the year 2010 representing an increase of 1,900 barrels or 3.4% compared to sales volume of 55,900 barrels in the first nine months of 2009.  Sales of our brands increased by 1,000 barrels or 2.7%, sales of the Kingfisher brand increased by 200 barrels or 3.1% and sales of contract brands which we brew for third parties increased by 700 barrels or 5.6% during the first nine months of fiscal year 2010 compared to the corresponding period in 2009.

Foreign Territory:  Our net sales for the first nine months of fiscal year 2010 equaled $14,864,200 (£9,682,900) compared to $14,911,500 (£9,669,600) during the corresponding period of 2009, a decrease of $47,300 or 0.3% due to lower sales volume and exchange rate fluctuations, offset by higher sales prices.  However, when compared in Pounds Sterling, our net sales in the Foreign Territory increased by 0.1%.  During the first nine months of 2010, UBSN sold 48,500 barrels compared to 50,400 barrels during the first nine months of 2009, a decrease of 1,900 barrels, or 3.8%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first nine months of fiscal year 2010 was 73.8%, as compared to 74.6% during the corresponding period of 2009.

Domestic Operations:  Cost of goods sold as a percentage of net sales for our Domestic Operations during the first nine months of fiscal year 2010 was 74.7%, as compared to 76.2%, during the corresponding period of 2009.  This decrease is mainly due to decreases in our costs of raw materials.

Foreign Territory:  Cost of goods sold as a percentage of net sales in the United Kingdom during the first nine months of 2010 increased to 73.7%, as compared to 74% during the corresponding period in 2009 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

Gross Profit

As a result of the higher sales prices and lower costs of materials described above, our gross profit for the first nine months of fiscal year 2010 increased to $6,898,400, from $6,620,100 during the corresponding period of 2009, representing an increase of $278,300 or 4.2%.  As a percentage of net sales, gross profit during the first nine months of fiscal year 2010 increased to 26.2% from 25.4% during the corresponding period in 2009.

Operating Expenses

Operating expenses for the first nine months of fiscal year 2010 were $7,269,800, an increase of $1,020,600, or 16.3%, as compared to $6,249,200 for the corresponding period of 2009.  Our operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses:  Our marketing and distribution expenses for the first nine months of fiscal year 2010 were $3,926,300, compared to $3,330,800 for the corresponding period in 2009, representing an increase of $595,500 or 17.9%.  Our marketing and distributions expenses equaled 14.9% of our net sales for the first nine months of 2010, as compared to 12.8% for the corresponding period in 2009.

Domestic Operations:  Expenses for the first nine months of fiscal year 2010 were $1,016,000 compared to $964,100 during the corresponding period of 2009, representing an increase of $51,900 or 5.4%.  Expenses, as a percentage of net sales in the United States, increased to 8.8% during the first nine months of fiscal year 2010, compared to 8.6% during the corresponding period of 2009 mainly due to increases in manpower and associated costs.

Foreign Territory:  Expenses for the first nine months of fiscal year 2010 were $2,910,300 compared to $2,366,700 during the corresponding period of 2009, representing an increase of $543,600 or 23%. The increase was mainly due to costs incurred in connection with a media campaign launched in London and its suburbs. Expenses, as a percentage of net sales in the United Kingdom, increased to 19.6% during the first nine months of fiscal year 2010 compared to 15.9% during the corresponding period of 2009 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).

General And Administrative Expenses:  Our general and administrative expenses were $3,343,500 for the first nine months of fiscal year 2010, representing an increase of $425,100 or 14.6%, compared to $2,918,400 for the corresponding period in 2009.  These expenses were equal to 11.5% of our net sales for the first nine months of fiscal year 2010, as compared to 11.2% for the corresponding period in 2009.

Domestic Operations.  Domestic general and administrative expenses equaled $1,403,300 for the first nine months of fiscal year 2010, representing a decrease of $44,400, or 3.1%, from $1,447,700 for the corresponding period in 2009.  The decrease was mainly due to decreased legal and professional expenses.

Foreign Territory.  General and administrative expenses related to the Foreign Territory were $1,940,200 for the first nine months of fiscal year 2010, representing an increase of $469,500 or 31.9%, as compared to $1,470,700 for the corresponding period in 2009 (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation).  The increases were mainly due to the appointment during the fourth quarter of 2009 of a new Chief Executive Officer for UBSN and the inclusion of his salary in our general and administrative expenses and onetime professional costs associated with the conducting of a strategic review of the pricing, staffing and market research capabilities of UBI(UK) and UBSN

Other Expenses

Other expenses for the first nine months of fiscal year 2010 totaled $387,300 representing a decrease of $13,500 or 3.4% when compared to the same period in 2009 mainly due to decreased interest expenses.

Income Taxes

We have a provision for income taxes of $6,100 for the first nine months of fiscal year 2010, compared to $5,700 for the same period in 2009.  The provision for taxes relates to the estimated amount of taxes that will be imposed by tax authorities in the United States.

Net loss

Our net loss for the first nine months of fiscal year 2010 was $764,800, as compared to $35,600 for the corresponding period of 2009.  After providing for a positive foreign currency translation adjustment of $28,300 during the first nine months of fiscal year 2010 (as compared to a negative adjustment of $101,500 for the corresponding period in 2009), we had comprehensive loss for the first nine months of fiscal year 2010 of $736,500, compared $137,100 for the corresponding period of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah and Saratoga Springs facilities has continued to place demands on our working capital.  Beginning approximately in the second quarter of 1997, the time at which the Ukiah brewery commenced operations, proceeds from our operations have not been able to provide us with sufficient working capital.

We have several loans, lines of credit, other credit facilities and lease agreements  which are currently outstanding (collectively, "Indebtedness").  Certain of the agreements governing our Indebtedness contain cross-default provisions which may cause an event of default under one agreement to result in an event of default under a separate agreement.  In addition, certain of the agreements governing our Indebtedness contain provisions pursuant to which a material adverse change in our financial condition may result in an event of default under such agreements.  In case of an event of default, the agreements provide the lenders with several rights and remedies, including, but not limited to, acceleration and termination of the facility, implementation of default interest rates, and secured party rights with respect to the collateral (including the power to sell such collateral).  Substantially all of our assets, including the real property in Ukiah, are pledged as collateral pursuant to the terms of the agreements governing our Indebtedness.  (The agreements relating to our Indebtedness are described in more detail below under "Description of Our Indebtedness", "Long-Term Debt" and "Other Loans and Credit Facilities".)

On May 8, 2009, we received written notice (the "Notice") from Marquette Business Credit, Inc. ("Marquette") that as of March 31, 2009 an event of default relating to our non-compliance with certain required financial covenants under the credit facility had occurred under the loan and security agreement by and among Marquette (as lender) and MBC and Releta (as borrowers) dated November 16, 2006 (the "Loan Agreement") which covers our revolving line of credit, term loan and capex loan with Marquette.  With retroactive effect from and after April 1, 2009, we have been assessed with default interest rates under such facility by Marquette which impacts the applicable interest rates on the revolving line of credit, term loan and capex loan.  Although Marquette indicated in the Notice that it would not be asserting its additional rights and remedies as of the date of the Notice, it reserved the right to exercise its additional rights and remedies at any time in the future.

As of September 30, 2010, we are again in compliance with such financial covenants and as such we anticipate that the interest rates will be adjusted back to the non-default interest rates.   (For additional information relating to the event of default under the Marquette Loan Agreement see "Description of Our Indebtedness Marquette Business Credit, Inc. Facility" below.)

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

Management has taken several actions to ensure that the Company will have sufficient cash for our working capital needs through September 30, 2011, including reductions in discretionary expenditures, optimizing prices and discounts to increase margin, acquisition of brands to augment volume, introduction of new products, new packaging and securing additional brewing contracts. In addition, our majority shareholder issued a letter of support to provide financial assistance when required. We may also seek additional capital infusions to support operations. Management believes that these actions will enable us to meet our working capital needs through September 30, 2011.

As of September 30, 2010, we had cash and cash equivalents of $178,800, a working capital deficit of $10,375,000 and an accumulated deficit of $14,124,800.  Additionally, we have a history of past losses as infrastructure costs were incurred in advance of obtaining customers.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $1,038,400 compared to $610,900 for the nine months ended September 30, 2009. We generally do not require significant cash on hand to meet our operating needs.

Net cash used in investing activities totaled approximately $242,700 for the nine months ended September 30, 2010 compared to $345,400 for the corresponding period of 2009. Net cash used for investing activities consists of purchases of capital assets.

Net cash used in financing activities totaled approximately $759,800 during the nine months ended September 30, 2010, compared to $372,700 during the corresponding period of 2009. For the nine months ended September 30, 2010, net cash used in financing activities principally consisted of temporary reductions in the use of our revolving line of credit, debt payments and lease installments.

DESCRIPTION OF OUR INDEBTEDNESS:

Marquette Business Credit Line of Credit

In November 2006, Marquette provided us with a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory which terminates in June 2011.  The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Releta's eligible inventory located in the US.  This facility accrues interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding the real property of Releta and MBC. On May 8, 2009, we received notification from Marquette of an event of default under the Loan Agreement, as a result of which Marquette has increased the interest rate under the facility to the default rate with retroactive effect from and after April 1, 2009. As of September 30, 2010, we are again in compliance with such financial covenants and as such we anticipate that the interest rates will be adjusted to their pre-default rates again.  (For additional information see "Marquette Business Credit Inc. Facility".)

Master Line of Credit. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit with a principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the "UBA Notes"). UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement"). The Extension Agreement confirms UBA's extension of the terms of the UBA Notes for a period ending on September 30, 2011.  The aggregate outstanding principal amount of the UBA Notes as of June 30, 2010 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,263,500, for a total amount outstanding of $3,178,900.

Currently, the outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. However, upon the planned issuance of approximately 183,871 shares to Directors of the Company related to previously earned compensation for attendance at meetings in 2009 (the "Triggering Issuance") the conversion rate protection provision of the unsecured convertible noted dated March 2, 2005 shall apply and the conversion rate for shares issuable thereunder will be reduced to approximately $1.44 per share solely with respect to the March 2, 2005 note.  As of September 30, 2010, the outstanding principal and interest on the notes was convertible into approximately 2,119,300 shares of our Common Stock.  Following the Triggering Issuance, the outstanding principal and interest on the notes would be convertible into approximately 2,134,904 shares of common stock. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to conversion rate protection as set forth in the UBA Notes then outstanding but which does not apply to the convertible not issued on March 2, 2005.

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

In addition, the Company has failed to maintain the required net worth pursuant to a separate covenant in the Loan Agreement.

On May 14, 2009, Marquette elected to assess the default interest rates under the Loan Agreement; these rates are as follows: (i) for the revolving loan, LIBOR plus 7.125% per annum and (ii) for the capex loan, the term loan and any other obligations owed by us to Marquette, LIBOR plus 8.125% per annum.  The default interest rates applied to the outstanding balances under the respective loans with retroactive effect from and after April 1, 2009.

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

As of September 30, 2010, we are again in compliance with such financial covenants and  as such we anticipate that the interest rates will be adjusted to the non-default rates again.

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

Shepherd Neame Loan: Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for our Foreign and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 to UBSN, repayable in annual installments of £60,000 per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year.

Weighted Average Interest: The weighted average interest rates paid on our indebtedness in the United States was 6.1% for the first nine months of 2010 and 6.3% for the corresponding period in 2009. For loans primarily associated with our Foreign Territory, the weighted average rate paid was 3% for the first nine months of 2010 and 2.8% for the corresponding period in 2009.

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

Current Ratio: Our ratio of current assets to current liabilities on September 30, 2010 was 0.42 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0. Our ratio of current assets to current liabilities on September 30, 2009 was 0.8 to 1.0 and our ratio of total assets to total liabilities was 1.2 to 1.0.

Restricted Net Assets: Our wholly-owned subsidiary, UBIUK, has undistributed losses of approximately $2,402,800 as of September 30, 2010.

Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately $1,573,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting company.

Item 4.	Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the last day of the quarter ended September 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending September 30, 2010) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

None.

Item 6.	Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	[Intentionally omitted]
10.9		[Intentionally omitted]
10.10		[Intentionally omitted]

Exhibit Number		Description of Document
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated September 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.

Exhibit Number		Description of Document
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 14, 2003.
10.67		[Intentionally omitted]
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America Inc. dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]

Exhibit Number		Description of Document
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2007
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract)
10.92	[II]	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors' Compensation Plan, as amended (Management Contract)
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.
10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98†	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009.
10.99	(OO)	Commercial Lease between Stewart's Shop Corporation and Relata Brewing Company LLC.
10.100	(PP)	Tenth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2010.
10.101	(PP)	Sixth Amendment to Convertible Promissory Note, effective June 23, 2010.
10.102	(PP)	Employment Agreement with Damon Swarbick (Management Contract)
14.1	(V)	Code of Ethics

† Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.

(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	The Company's Annual Report on Form 10-K for the year ended December 31, 2006.

(GG)	The Company's Quarterly Report on Form 10Q for the period ended June 30, 2007.

(HH)	The Company's Annual Report on Form 10-QK/A for the period ended December 31, 2007.

(II)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008.

(JJ)	The Company's Annual Report on Form 10-K for the year ended December 31, 2008.

(KK)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(LL)	The Company's Current Report on Form 8-K filed as of August 31, 2009.

(MM)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(NN)	The Company's Annual Report on Form 10-K for the year ended December 31, 2009.

(OO)	The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010

(PP)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)          Excluded Financial Statements.  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: November 14, 2010	By:
/s/Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Dated: November 14, 2010	By:
/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary