Form 10-Q/A
period 2010-09-30
MENDOCINO BREWING CO INC
filed 2010-12-01
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  September 30, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                                  to ____________________

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

At September 30, 2010, we had cash and cash equivalents of $178,800, an accumulated deficit of $14,124,800, and a working capital deficit of $10,375,000.  $6,717,300 of the working capital deficit relates to our U.S. operations and is substantially due to the fact that our outstanding credit facilities with Marquette Business Credit, Inc. ("Marquette") and Grand Pacific Financing Corporation ("Grand Pacific"), respectively, are both scheduled to mature in June 2011.  In addition, our outstanding convertible promissory notes with United Breweries of America, Inc. ("UBA") which are currently subordinated to the Marquette and Grand Pacific credit facilities are also scheduled to mature in June 2011.  The $3,657,700 balance of our working capital deficit relates to our international operations and specifically losses incurred since 2005 in connection with our subsidiaries UBIUK and UBSN's operations in the United Kingdom.  (For additional information, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.")

We have had a history of past losses in our domestic operations in the United States as substantial infrastructure costs were incurred in advance of obtaining customers and generating revenue.  From March 31, 2009 to June 30, 2010, we were not in compliance with two financial covenants contained in our secured credit facility with Marquette.  As a result, a higher default interest rate under such credit facility has been assessed to us by Marquette with effect from April 1, 2009. As of September 30, 2010, we are again in compliance with such financial covenants and as such we anticipate that the interest rates will be adjusted to their pre-default rates so long as we continue to remain in compliance under the credit facility.

On March 25, 2010, United Breweries (Holdings) Limited ("UBHL") issued a letter of financial support on behalf of UBSN (the "Letter of Support"), to UBSN's accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to UBSN to ensure that UBSN is able to meet its financial obligations as and when they fall due.  There is no maximum dollar limit on the amount of funds which UBHL will provide to UBSN specified in the Letter of Support.  The type of financial support provided by UBHL and the terms of such financial support are not specified in the Letter of Support.  UBHL's financial support to UBSN is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India to the United Kingdom.  The Letter of Support was issued for at least a one year minimum period which runs through March 24, 2011.  Our management intends to request that UBHL continue to keep the Letter of Support in force beyond the minimum specified period, if necessary.  UBHL controls our two largest shareholders, UBA and Inversiones Mirabel S.A., respectively, and as such UBHL is our indirect majority shareholder.  UBHL represented in the Letter of Support that it has the requisite financial resources to meet its commitment to UBSN under the Letter of Support.  Our Chairman of the Board of Directors, Dr. Vijay Mallya, is also the Chairman of the Board of Directors of UBHL.

Our Management has taken several actions to enable us to meet our working capital needs through September 30, 2011, including reductions in discretionary expenditures, optimization of pricing and discounts to increase margins, acquisitions of brands to increase sales volume, introduction of new products and new packaging, and the expansion of our business in new territories.  In addition, we have also secured additional brewing contracts in an effort to utilize a portion of our excess production capacity.  We have also engaged an outside consultant to provide a strategic plan for the operations of the business.  We also plan on attempting to extend or refinance our credit facilities with Marquette and Grand Pacific which will mature in June 2011.  We may also seek additional capital infusions to support our operations.

If we are unable to extend the terms of or refinance our existing credit facilities which mature in June 2011 or obtain new credit facilities, it may result in a material adverse effect on our financial position and our ability to continue operations.  In addition, if it becomes necessary to seek UBHL's financial assistance under the Letter of Support and UBHL is either unable or unwilling to fulfill its commitment to UBSN under the Letter of Support or to extend the time period of such commitment if necessary, it may result in a material adverse effect on UBSN's, UBIUK's and our financial position and on our ability to continue operations.  In addition, if we are in default under our secured credit facilities, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, fixed and current assets.  The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah and Saratoga Springs facilities has continued to place demands on our working capital.  Beginning approximately in the second quarter of 1997, the time at which our Ukiah brewery commenced operations, proceeds from our operations have not been able to provide us with sufficient working capital.

We have several loans, lines of credit, other credit facilities and lease agreements  which are currently outstanding (collectively, "Indebtedness").  Certain of the agreements governing our Indebtedness contain cross-default provisions which may cause an event of default under one agreement to result in an event of default under a separate agreement.  In addition, certain of the agreements governing our Indebtedness contain provisions pursuant to which a material adverse change in our financial position may result in an event of default under such agreements.  In case of an event of default, the agreements provide the lenders with several rights and remedies, including, but not limited to, acceleration and termination of the facility, implementation of default interest rates, and secured party rights with respect to the collateral (including the power to sell such collateral).  Substantially all of our assets, including the real property in Ukiah, are pledged as collateral pursuant to the terms of the agreements governing our Indebtedness.  (The agreements relating to our Indebtedness are described in more detail below under "Description of Our Indebtedness", "Long-Term Debt" and "Other Loans and Credit Facilities".)

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

As of the date of this filing, we have not received notice from any of our other lenders of the occurrence of an event of default under the agreements governing our remaining Indebtedness, and to the knowledge of our Management, no additional events of default currently exist under any other agreements relating to our Indebtedness.  We are currently making timely payments of principal and interest relating to our Indebtedness as such Indebtedness becomes due and anticipate that we will continue to make such timely payments in the immediate future.  However, if we fail to maintain any of the financial covenants under the various agreements governing our Indebtedness, fail to make timely payments of amounts due under our Indebtedness, or commit any other breach resulting in an event of default under the agreements governing our Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on our financial position.  In case of the acceleration and termination of our existing Indebtedness, we may need to obtain replacement financing.  If we are unable to obtain such replacement financing, it may result in a material adverse effect on our financial position and our ability to continue operations.  In addition, in case of an event of default, actions available to secured parties relating to our assets that have been pledged as collateral under our outstanding credit facilities, if available and exercised, could have a material adverse effect on our financial position and our ability to continue operations.

At September 30, 2010, we had a working capital deficit of $10,375,000 of which $6,717,300 related to our domestic operations in the United States and the remaining $3,657,700 balance related to our international operations, specifically, the operations of UBIUK and UBSN in the United Kingdom.

We have had a history of past losses in our domestic operations in the United States due to the fact that substantial infrastructure costs were incurred in advance of us obtaining customers and generating revenue.  Our current $6,717,300 working capital deficit for our domestic operations is substantially due to the fact that we have a number of credit facilities which are currently scheduled to mature in June 2011.  Specifically, as of September 30, 2010, we had the following indebtedness outstanding which is scheduled to mature in June 2011: (i) an $806,900 outstanding principal and interest balance due on the term loan with Marquette which is secured by substantially all of the assets of MBC and Releta (excluding the real property located in Ukiah, California), (ii) an $2,789,100 outstanding balance consisting of principal and interest owed to Grand Pacific, which is secured by the Ukiah, California real property, and (iii) $3,201,800 in outstanding principal and interest owed to UBA in connection with the outstanding UBA convertible promissory notes.

In order to address the working capital deficit relating to the maturity of the outstanding indebtedness, our management plans on trying to negotiate with the current lenders to extend the term of the existing facilities or to refinance the facilities or to seek additional credit facilities from new third party commercial lenders.  Although the current credit market for the borrowing of funds from third party commercial lenders remains difficult, our management intends on actively pursuing commercial third party lenders in order to extend or refinance our existing facilities during the first and second quarter of 2011 utilizing our existing real property and our available fixed assets and current assets as collateral.  If we are unable to extend our existing facilities or obtain new facilities on commercially reasonable terms it could have a material adverse effect on our financial position and our ability to continue operations.

The $3,201,800 outstanding principal and accrued interest on the UBA convertible promissory notes is currently subordinated to the Marquette and Grand Pacific credit facilities which are scheduled to mature in June 2011.  Historically, UBA has agreed on several occasions to extend the maturity dates of the UBA convertible promissory notes.  If necessary, our management anticipates requesting UBA to agree to subordinate the UBA convertible promissory notes to any potential credit facilities with third party commercial lenders in connection with management's current plan to extend or refinance our existing Marquette and Grand Pacific credit facilities during the first and second quarters of 2011.  Our management also plans on requesting, if necessary, that UBA agree to extend the maturity dates of the UBA convertible promissory notes.  If UBA were to refuse to subordinate the outstanding convertible promissory notes it may be difficult for us to obtain credit facilities from third party commercial lenders.  In addition, if UBA does not agree to extend the maturity dates of the convertible promissory notes beyond June 2011, and assuming it was no longer subject to the provisions of a subordination agreement, UBA, at its option, could elect to either require the Company to repay the outstanding principal and interest or convert such amounts into shares of common stock of the Company which would dilute our existing shareholders.

In addition, from March 31, 2009 to June 30, 2010, we were not in compliance with two financial covenants contained in our secured credit facility with Marquette.  As a result, Marquette has assessed a higher default interest rate under that credit facility with effect from April 1, 2009. As of September 30, 2010, we are again in compliance with such financial covenants and as such we anticipate that the interest rates will be adjusted to their pre-default rates as long as we remain in compliance under the credit facility.

Our $3,657,700 working capital deficiency relating to our international operations is the result of historic losses since 2005 from operations of UBIUK and UBSN primarily in the United Kingdom.  In response to the losses incurred in connection with our international operations, UBHL, our indirect majority shareholder, issued a letter of financial support on UBSN's behalf in March 2010 (the "Letter of Support").  Under the terms of the Letter of Support, UBHL has agreed to provide funding to UBSN on an as needed basis to enable UBSN to meet its financial obligations as they fall due.  There is no maximum limit on the amount of funding to be provided by UBHL to UBSN under the terms of the Letter of Support, however, such funding is subject to compliance with applicable exchange control regulations and other applicable laws and regulations regarding the transfer of funds from India to the United Kingdom.  Pursuant to its terms, the Letter of Support has been issued for at least a one year minimum period which runs through March 24, 2011.  The type of financial support to be provided by UBHL and the terms of such financial support is not specified in the Letter of Support.  Our management intends to seek UBHL's consent to keep the Letter of Support in force beyond the minimum period, if necessary.  If UBHL were unable or unwilling to meet its current obligations under the Letter of Support or in the future, if requested, does not agree to keep the Letter of Support in force following the minimum specified period, it could result in a material adverse effect on UBSN and UBIUK's financial condition and thus on our consolidated results of operations and could affect UBSN, UBIUK's and potentially our ability to continue operations.

Our Management has taken several actions, and plans on continuing to assess the possibility of additional actions, to meet our working capital needs through September 30, 2011.  Such actions include reductions in discretionary expenditures, optimization of pricing and discounts to increase margins, acquisition of new brands to increase sales volume, introduction of new products, introduction of new packaging, and expansion into new geographic territories.  In addition, we have entered into new contract brewing agreements and continue to seek out additional contract brewing opportunities in order to utilize a portion of our existing excess production capabilities.  We will actively attempt to extend or refinance our credit facilities which will mature in June 2011.  We may also investigate the possibility of obtaining additional capital infusions to support operations if necessary.  We have also engaged an outside consultant to provide a strategic plan for the operations of the business.

At September 30, 2010, we had cash and cash equivalents of $178,800 and an accumulated deficit of $14,124,800.

Net cash provided by operating activities for the nine months ended September 30, 2010 was $1,038,400 compared to $610,900 for the nine months ended September 30, 2009.  We generally do not require significant cash on hand to meet our operating needs.  During the nine months ended September 30, 2010, there was a large decrease in our accounts receivable which was substantially attributable to an approximate $4,675,000 decrease in accounts receivable of our consolidated subsidiaries UBIUK and UBSN which was due to a large one-time payment from Shepherd Neame which was received in the first quarter of 2010 to satisfy Shepherd Neame's outstanding accounts receivable balance which had been accumulating unpaid throughout 2009.  UBSN in turn used the proceeds from the payment of the accounts receivable to reduce accounts payable to Shepherd Neame by approximately $5,765,000 relating to UBSN's obligations to Shepherd Neame in connection with Shepherd Neame providing contract brewing for Kingfisher Premium Lager in the foreign territories and Canada.

Our accrued liabilities consisted primarily of payroll costs, excise taxes, future payments of borrowed money to pay our insurance premiums, estimated allowances for customer rebates, and deposits from customers to secure the return of kegs.  Our accrued liabilities for the nine months ended September 30, 2010 have not differed materially from historic levels in comparison to the nine month period ending September 30 of prior financial years (increase of $472,100 for the nine months ended September 30, 2010 compared to an increase of $427,500 for the nine months September 30, 2009).  We typically pay-off accrued liabilities in the fourth quarter of each fiscal year.

We had a reduction in inventory for the nine months ended September 30, 2010 of $285,200 compared to a reduction of $23,600 for the corresponding period of 2009.  The reduction in inventory for 2010 was partially due to inventory depletion associated with increased sales in the domestic territory during the quarter ended September 30, 2010, however fluctuations in inventory are normal for our operations and industry and are typically not indicators of any material contributing cause.

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

PART II

OTHER INFORMATION

None.

Item 6.	Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	[Intentionally omitted]
10.9		[Intentionally omitted]
10.10		[Intentionally omitted]
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.

Exhibit Number		Description of Document
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated September 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.

Exhibit Number		Description of Document
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 14, 2003.
10.67		[Intentionally omitted]
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America Inc. dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.

Exhibit Number		Description of Document
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2007
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract)
10.92	[II]	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors' Compensation Plan, as amended (Management Contract)
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.
10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98†	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009.
10.99	(OO)	Commercial Lease between Stewart's Shop Corporation and Relata Brewing Company LLC.
10.100	(PP)	Tenth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2010.
10.101	(PP)	Sixth Amendment to Convertible Promissory Note, effective June 23, 2010.
10.102	(PP)	Employment Agreement with Damon Swarbick (Management Contract)
14.1	(V)	Code of Ethics

† Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	The Company's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	The Company's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	The Company's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	The Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	The Company's Current Report on Form 8-K filed as of February 19, 2002.

(T)	The Company's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	The Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	The Company's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	The Company's Annual Report on Form 10-K for the year ended December 31, 2006.

(GG)	The Company's Quarterly Report on Form 10Q for the period ended June 30, 2007.

(HH)	The Company's Annual Report on Form 10-QK/A for the period ended December 31, 2007.

(II)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2008.

(JJ)	The Company's Annual Report on Form 10-K for the year ended December 31, 2008.

(KK)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(LL)	The Company's Current Report on Form 8-K filed as of August 31, 2009.

(MM)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(NN)	The Company's Annual Report on Form 10-K for the year ended December 31, 2009.

(OO)	The Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010

(PP)	The Company's Quarterly Report on Form 10-Q for the period ended June 30, 2010

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q/A:

10.103	Letter of Support issued on behalf of UBSN by United Breweries (Holdings) Limited, dated March 25, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: December 1, 2010	By:
/s/Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
Dated: December 1, 2010	By:
/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary