Form 10-K
period 2010-12-31
MENDOCINO BREWING CO INC
filed 2011-03-31
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
 Large accelerated Filer ☐          Accelerated Filer ☐          Non-accelerated Filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average of the closing bid and asked prices for such stock as reported by the NASDAQ OTC Bulletin Board on June 30, 2010 was approximately $266,700.

The number of shares of the registrant's Common Stock outstanding as of March 29, 2011 was 12,427,262.

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

PART I

ITEM 1.BUSINESS

OVERVIEW

Mendocino Brewing Company, Inc., a California corporation, was founded in 1983. We were one of the first modern craft brewers, having opened the first new brewpub in California and the second in the United States following the repeal of Prohibition. We have been recognized for our innovations in the brewpub concept, our craft brew style and our distinctive labels. In 2008, we celebrated our 25th anniversary. In this Annual Report, the term "the Company" and its variants and the terms "we," "us," and "our" and their variants are generally used to refer to Mendocino Brewing Company, Inc. together with its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity.

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

Our foreign operations, which are conducted through our wholly-owned subsidiary United Breweries International (U.K.) Limited ("UBIUK") and UBIUK's wholly-owned subsidiary UBSN, Limited ("UBSN"), consist primarily of the marketing and distribution of Kingfisher Premium Lager in the Foreign Territory through Indian restaurants, chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). We hold an exclusive license from United Breweries Limited, an Indian public limited company ("UB Limited") to brew and distribute Kingfisher Premium Lager. Our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the Board of UB Limited.

All of our beers sold in the Foreign Territory are brewed in England under a contract with Shepherd Neame, Ltd. ("Shepherd Neame"), an English brewer. UBSN is the sole distributor of Kingfisher Premium Lager in the United Kingdom, Ireland, continental Europe, and Canada, but does not physically distribute our products to our ultimate trade customers. UBSN relies on specialty restaurant trade distributors in the United Kingdom and on Shepherd Neame, acting as UBSN's agent, on a commission basis, for distribution to the supermarket, liquor and convenience store trade.

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

In the year 1998, we purchased certain assets from Carmel Brewing Company, Inc., a California corporation ("Carmel Brewing"). We continue to bottle and sell beer under the Carmel Brewing name.

In the year 2001, we acquired UBIUK together with UBIUK's wholly-owned subsidiary UBSN, from Inversiones Mirabel, S. A., a Panamanian corporation, ("Inversiones") in exchange for MBC stock then valued at approximately $5,500,000 (the "UBIUK Acquisition"). UBIUK and UBSN primarily market, sell, and distribute Kingfisher Premium Lager in the Foreign Territory. Kingfisher Premium Lager, which is the flagship brand of UB Limited, is a recognized international brand, with widespread distribution outside our geographic markets.

We also acquired the United States brewing and distribution rights for Kingfisher Premium Lager as a result of the UBIUK Acquisition. We brew Kingfisher Premium Lager in our Saratoga Springs, New York and Ukiah, California facilities. We have engaged Shepherd Neame to brew Kingfisher Premium Lager for distribution in the Foreign Territory.

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

 In the year 2010, we purchased certain brand related assets from Golden West Brewing Company, a California corporation and Beautiful Brews Inc., a Florida corporation, including trademarks, trade names, and other brand related assets related to Butte Creek brands of organic ales and Honey Amber Rose ale respectively. As consideration, MBC will pay royalties based on sales.

INDUSTRY OVERVIEW

DOMESTIC MARKET

We are a brewer in the craft brewing segment of the United States beer industry. The United States domestic beer market falls into a number of market categories, some of which include low-priced, premium, super premium, lite, import, and specialty/craft beers. In the Domestic Territory, we compete in the specialty/craft category which the Brewers Association currently estimates produced approximately 9.9 and 8.9 million barrels in the years 2010 and 2009, respectively. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews. The domestic beer market is dominated by large domestic and international brewers. The craft brewing segment is growing, but is relatively small. Recently, the United States beer market has seen two trends, the number of craft brewers have increased in number and the large domestic brewers have merged or been acquired by other large domestic and international brewers (e.g. InBev S.A.'s acquisition of Anheuser-Busch Companies, Inc.). The InBev-Anheuser Busch group and SAB MillerCoors group collectively account for approximately 80% of the beer shipped in the United States. Since our formation in the 1980s, the rate at which the craft beer segment has grown has fluctuated over the years. The national domestic brewers produce their own fuller-flavored products to compete against craft beers. The introduction of flavored malt beverages starting in 2001 has also increased competition in the beer market. Additionally, the wine and spirits market has seen an increase in recent years, attributable to competitive pricing, television advertising, increased merchandising and resurgent consumer interest in wine and spirits.

EUROPEAN MARKET

The vast majority of our sales in the European Union are made in the United Kingdom. During fiscal years 2010 and 2009 our sales in the United Kingdom constituted approximately 88% and 89% of our total sales in the Foreign Territory. Sales in the Foreign Territory primarily consist of sales of Kingfisher Lager. We have production and distribution rights for Kingfisher Lager in the United Kingdom and the other European Union countries.

Within the European Union, we primarily distribute our products through Indian restaurants using restaurant trade distributors. In addition, we distribute our products through other retail outlets such as supermarkets, liquor stores, and licensed shops and convenience stores.

CANADIAN MARKET

During fiscal years 2010 and 2009 our sales in Canada constituted approximately 3% and 2% of our total sales in the Foreign Territory, respectively. To date, the Canadian market has been serviced by UBSN. Commencing in the second quarter of 2011, this market is expected to be serviced by our United States operations.

OUR BUSINESS

We are a pioneering brewer in the specialty craft brewing segment in the United States. We produce high quality ales and lagers in our own breweries in the United States. Through our subsidiary in the United Kingdom, we have production and distribution rights to Kingfisher Lager in the European Union, Canada and the United States. Generally sales are made through distributors.

PRODUCTS

We produce a variety of flavorful craft beers by using high quality ingredients in our brewing process. For distribution in the Domestic Territory, we brew eight ales, one wheat beer, three lagers, two stouts and a root beer, all on a year-round basis, and three seasonal brews. All of these products are brewed at our production facilities in Ukiah, California, and Saratoga Springs, New York. The locations of the breweries are well positioned to serve the large markets of California, New York and the New England states.

In the Foreign Territory, we currently distribute Kingfisher Premium Lager.  Kingfisher is the leading Indian beer by sales volume in India and abroad.

Our principal products are as follows:

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

KINGFISHER PREMIUM LAGER is a conventionally fermented specialty lager with a smooth crisp taste. In the Domestic Territory, Kingfisher Premium Lager is currently available year-round in 12 oz. six-packs, 22 oz. bottles, half-barrel kegs, and 5 gallon kegs. In the Foreign Territory, it is available year-round, in 330ml and 660ml bottles in multi-packs as well as in a variety of keg sizes in the United Kingdom, Ireland, and continental Europe and in 330ml bottles in Canada. In the United Kingdom, it is also available on tap in Indian restaurants. In the United States, it is available on tap in a few pubs and Indian restaurants.

DISTRIBUTION METHODS

In the Domestic Territory, our products are sold through wholesale distributors to consumers at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants, and convenience stores.

Most of our brands are also available on draft. Our products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer, and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Together with our distributors, we market our products to retail outlets and rely on our distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. We also offer a variety of ales and lagers directly to consumers at our tasting room attached to the Saratoga Springs brewery in New York. Such products were offered at our ale house at Hopland, California, which was closed in 2010 when our landlord did not extend the lease. The ale house and merchandise stores will be relocated to Ukiah, California in a newly leased premises close to our Ukiah brewery. We expect to commence operations at the new premises during the second quarter of this year.

In the Foreign Territory, our products are distributed primarily through Indian restaurants by restaurant trade distributors. Such points of sale represent approximately 90% of our total sales volume in the Foreign Territory, with the remaining 10% of sales volume attributed to sales in supermarkets, liquor stores, and licensed shops and convenience stores. The majority of our restaurant sales are through our on-tap draft installations. UBSN also exports Kingfisher Premium Lager to 18 European markets outside of the United Kingdom and to Canada, and our sales growth in those markets typically correlates with the establishment and proliferation of Indian restaurants in such locations.

Distribution and retailing of products in Canada involves a wide range and varied degree of government control through provincial liquor boards. We distribute our products through Provincial Liquor Control Boards or independent distributors, as required in each province.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

Production of our beverages requires quantities of various processed agricultural products, including malt and hops for beer. We fulfill our commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. In the Foreign Territory, these purchases are made directly by Shepherd Neame, which brews our products on a contract basis. We experienced substantial increase in the price of hops during 2008 due to low availability and high demand. In 2008, MBC and Releta entered into two long term contracts to purchase hops. The high price for hops continued in 2009 and decreased and stabilized in 2010. One of the contracts to purchase hops expires in 2012 and the other expires in 2015. The commodity markets have experienced and we believe that the commodity markets will continue to experience price, availability and demand fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture.

Our major suppliers in North America are Great Western Malting Co., Yakima, WA, and Canada Malting Company, Montreal, Canada (malt); Hop Union LLC, Yakima, WA (hops); Gamer Packaging Inc., Minneapolis, MN (bottles and crowns); Alliance Packaging, Seattle, WA, and International Paper Co. Pittsburg, PA (cartons); Sierra Pacific Packaging, Oroville, CA and Keystone Paper and Box Co, South Windsor, CT (carriers); and DWS Printing Associates, Bay Shore, NY (labels).

Our major supplier for the Foreign Territory is Shepherd Neame, which brews on a contract basis all of our products that are sold in the Foreign Territory. We do not directly purchase any agricultural commodities or other products for use in the Foreign Territory.

DEPENDENCE ON MAJOR CUSTOMERS

Sales to our top five customers in fiscal year 2010 totaled $10,690,100, or approximately 30%, of our total sales, as compared to $11,972,100, or approximately 33%, of total net sales for fiscal year 2009.

Sales to our principal European customer, Shepherd Neame during fiscal year 2010 represented approximately 27% of our Foreign Territory sales (or approximately 15% of our total sales), as compared to approximately 32% of Foreign Territory sales (or approximately 18% of total sales) in fiscal year 2009. No other individual customer accounted for more than 5% of our total sales during fiscal years 2010 or 2009.

Seasonality

Our product sales are seasonal, with the first and fourth quarters historically being the slowest and the rest of the year typically having stronger sales. The sales volume can be affected by weather. Accordingly, our results for any individual quarter may not be indicative of the results that may be achieved for the full fiscal year.

Sales and Marketing

We market our products through various promotional programs with our distributors and wholesalers. The sales and marketing staff offer support to the wholesalers and retailers by educating them about our products. Our products are promoted at local art, music and food festivals, and restaurants and pubs. We have a tasting room in at our Saratoga Springs brewery and plan to open an ale house in Ukiah, California in 2011.  We also utilize signs, tap handles, coasters, logo glassware and posters to promote our products in bars, pubs and restaurants.

We also participate in various consumer promotion programs, primarily price discounts. Additionally, we also occasionally advertise our products in print media.

TRADEMARKS

We have United States federal trademark registrations on the principal register of the United States Patent and Trademark Office for the following marks: MENDOCINO BREWING COMPANY word mark (Reg. No. 2,441,141), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL design mark (Reg. No. 2,011,817), BLUE HERON PALE ALE design mark (Reg. No. 2,011,816), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), YULETIDE PORTER word mark (Reg. No. 1,666,891), BREWSLETTER word mark (Reg. No. 1,768,639), PEREGRINE GOLDEN ALE word mark (Reg. No. 2,475,522), HOPLAND BREWERY word mark (Reg. No. 2,509,464), BLACK EYE ALE word mark (Reg. No. 2,667,078), WHITE HAWK ORIGINAL IPA word and design mark (Reg. No. 2,956,999), RAPTOR RED LAGER word and design mark (Reg. No. 3,113,619), BLACK HAWK STOUT word mark (Reg. No. 3,205,652), BLUE HERON word mark (Reg. No. 3,818,385), BEER DIVA word mark (Reg. No. 3,350,568), THE FIRST BEER FOR WOMEN word mark (Reg. No. 2,980,336), and HONEY AMBER ROSE design mark (Reg. No. 3,276,229).

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

LICENSE AGREEMENTS

In August 2001, we acquired UBIUK and its wholly-owned subsidiary UBSN. UBIUK and UBSN hold the exclusive brewing and distribution rights for Kingfisher Premium Lager in the United Kingdom, Ireland, continental Europe, and Canada through a licensing agreement with UB Limited. Under its terms, this licensing agreement is currently scheduled to remain in effect until October 2013.

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

Since 1998, UBIUK and UBSN have licensed to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, Ireland, and continental Europe. The price UBSN pays to Shepherd Neame for brewing Kingfisher Premium Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Premium Lager and other factors. (For additional information see "Item 13. — Certain Relationships and Related Transactions - Shepherd Neame - Brewing Agreement".) Under its terms, this agreement will remain in effect until October 2013.

In April 2004, we entered into a licensing agreement with Frank's Famous Foods ("FFF") and granted a non exclusive license to FFF for the trademark and trade name Red Tail Ale to be used in the manufacture and sale of barbecue sauces and marinades. FFF pays us licensing fees ranging from $1.50 to $3.00 per case sold. This licensing agreement is scheduled to terminate April 2, 2012.

GOVERNMENTAL REGULATION

Our Domestic Territory operations are subject to licensing by local, state and federal governments, as well as to regulation by a variety of state and local agencies. We are licensed to manufacture and sell beer by the Departments of Alcoholic Beverage Control in California and New York. A federal permit from the United States Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (the "TTB") (formerly the Bureau of Alcohol, Tobacco, and Firearms) allows us to manufacture fermented malt beverages. To keep these licenses and permits in force we must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, or company structure must also be made to these regulatory agencies. The TTB must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities totaling in the aggregate 10% or more of our outstanding securities be investigated as to their suitability of character. Our production operations must also comply with the Occupational Safety and Health Administration's workplace safety and worker health regulations and comparable state laws. Management believes that we are presently in compliance with the aforementioned laws and regulations. In addition, we have implemented our own voluntary safety program. Our Ukiah ale house, scheduled to open soon, will be regulated by the Mendocino County Health Department, which requires an annual permit and conducts spot inspections to monitor compliance with applicable health codes.

In the United States, the federal excise tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. for brewers producing less than 2,000,000 barrels per year. The California excise tax rate is $6.20 per bbl. The State of New York presently imposes on brewers an excise tax of $3.88 per bbl. for production in excess of 100,000 bbl. per year.

Our operations in the Foreign Territory are subject to regulation by United Kingdom and European laws, as well as by the laws of various individual countries in which UBIUK distributes our products. Due to the contract brewing arrangement in the Foreign Territory, Shepherd Neame, rather than the Company, is subject to various laws of the European countries regarding production, bottling, packaging, and labeling. In Canada, provincial governments regulate the beer industry, particularly the regulation of the pricing, mark-up, container management, sale, distribution and advertising of beer. Distribution and retailing of products in Canada involves a wide range and varied degree of government control through provincial liquor boards. We distribute our products through Provincial Liquor Control Boards or independent distributors, as per regulation applicable to each province.

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

Ukiah. We have built our own wastewater treatment plant for the Ukiah facility. As a result, we are currently required to pay lower sewer hook-up fees at that location. If our discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., we may be required to pay additional fees. The wastewater treatment facility construction costs totaled approximately $900,000, and the approximate operating costs of the plant are between $6,000 and $10,000 per month. The operating costs of the facility may increase with increased production. We have contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility at a cost of between $4,500 and $5,500 per month. We obtained a Mendocino County Air Quality Control Permit to operate the natural gas fired boiler in Ukiah; this permit is valid until August 30, 2011. Management expects this permit to be renewed each year.

Saratoga Springs. The Saratoga Springs facility is subject to various federal, state, and local environmental laws which regulate use, storage and disposal of various materials. Our solid waste materials consist of spent grain, cardboard, glass, and liquid waste. We have instituted a recycling program for cardboard, office paper and glass at minimal cost to us. Spent grain is given away to local cattle dairy farms free of charge. We pay approximately $2,500 per month in sewer fees for liquid waste. The sewer discharge from the brewery is monitored and is within the standards set by the Saratoga County Sewer Department. We follow and operate under the rules and regulations of the New York Department of Environmental Conservation for Air Pollution Control.

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

Dram Shop Laws

The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. Our brewpub and tasting room have limited hours and our employees have knowledge of this issue. Large awards in excess of our insurance coverage could adversely affect our financial condition.

EMPLOYEES

As of December 31, 2010, MBC employed 60 full-time and five part-time individuals in the United States, including thirteen in management and administration, 39 in brewing and production operations, one in retail and tavern operations and twelve in sales and marketing positions. In England, UBIUK and UBSN together employed thirteen people in sales and marketing and eight in managerial and administrative positions. Management believes that our relations with our employees are generally good.

Approximately fourteen employees currently engaged in brewing, bottling, warehousing, and shipping at the Ukiah brewery elected Teamsters Local No. 896, International Brotherhood of Teamsters, AFL-CIO (the "Union") to represent them as a collective bargaining agent. We and the Union renewed the collective bargaining agreement effective August 1, 2008. Such collective bargaining agreement will expire on July 31, 2013. All of such fourteen employees' positions henceforth must be held and filled by members of the Union.

RESEARCH AND DEVELOPMENT

We have not spent any material amount during the last two fiscal years on research and development activities or on customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

ITEM 1A.  RISK FACTORS

 In addition to the other information about risks in this Annual Report on Form 10-K, described below are risks and uncertainties that we believe are most likely to be material to our business and results of operations. Our business operations and results may also be adversely affected by additional risks and uncertainties not presently known, or which we currently deem immaterial, or which are applicable in general to the industries in which we compete or to the economy. Any of the following risks or uncertainties might cause our business, financial condition, results of operations or cash flows to suffer.

LACK OF PROFITABLE OPERATIONS: We incurred a net loss for 2010 due to losses in the Foreign Territory. Since 2005, operations in the Foreign Territory have resulted in a net loss. We believe such losses are attributable to low sales volume and higher operating expenses in the Foreign Territory. Our business is also subject to certain fixed and semi-variable operating costs, which, when combined with the difference between current levels of production and maximum production capacity, may cause our gross margins to be sensitive to small increases or decreases in sales volume in the Domestic Territory. We may not be able to offset such increased expenses with comparable price increases in our products, which could also impact our gross margins. We may not be successful in our efforts to increase sales volume and utilization rates. Moreover, it is uncertain when, if at all, our operations will become profitable once again. Future operating losses may have a material adverse effect on our cash flows and financial position.

LIQUIDITY: Low utilization of the production capacity at our Ukiah and Saratoga Springs facilities and losses from our European operations continued to place demands on our working capital. We have loans, lines of credit, other credit facilities, and lease obligations with various creditors. Any breach of a loan by us which leads to our default, inability of any lender to continue offer credit facilities, our inability to refinance credit facilities that are becoming due in June 2011, or an attempt by one of our creditors to exercise its rights to certain of our tangible or intangible assets which have been used as collateral or which have been pledged as security for our obligations, could potentially make it difficult, at least in the short term, for us to continue our operations.

We rely on short and long-term debt to meet our working capital needs.  As described in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms of the Company's loan agreement with Marquette Business Credit, Inc. ("Marquette") require that we meet certain financial covenants. We may not be able to generate financial results sufficient to meet the financial covenant measurements, which would cause us to be in violation of the loan agreement. Failure to meet the covenants required by the loan agreement is an event of default and, at its option, the lender could deny a request for a waiver and declare the entire outstanding loan balance immediately due and payable. In such a case, we would seek to refinance the loan with one or more lenders, potentially at less desirable terms. Given the current economic environment and the tightening of lending standards by many financial institutions, including some of the banks that we might seek credit from, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

As described in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations, our outstanding credit facilities with Marquette and Grand Pacific Financing Corporation ("Grand Pacific")  are both scheduled to mature in June 2011.  In addition, our outstanding convertible promissory notes with United Breweries of America, Inc. ("UBA") which are currently subordinated to the Marquette and Grand Pacific credit facilities are also scheduled to mature in June 2011.  We are in discussion with current and potential lenders to extend or refinance our credit facilities with Marquette and Grand Pacific which will mature in June 2011

On February 15, 2011, United Breweries (Holdings) Limited ("UBHL") issued a letter of financial support on behalf of UBSN (the "Letter of Support"), to UBSN's accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to UBSN to ensure that UBSN is able to meet its financial obligations as and when they fall due.

If we are unable to extend the terms of or refinance our existing credit facilities which mature in June 2011 or obtain new credit facilities, it may result in a material adverse effect on our financial position and our ability to continue operations.  In addition, if it becomes necessary to seek UBHL's financial assistance under the Letter of Support and UBHL is either unable or unwilling to fulfill its commitment to UBSN under the Letter of Support or to extend the time period of such commitment if necessary, it may result in a material adverse effect on UBSN's, UBIUK's and our financial position and on our ability to continue operations.  In addition, if we are in default under our secured credit facilities, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, fixed assets and current assets.  The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

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

RAW MATERIALS: We are dependent on a limited number of suppliers, and in some instances on a sole supplier, for the majority of the raw materials and packaging materials used in our operations. As a result, an interruption in the supply chain may have an adverse effect on our operations if we were unable to find an alternative supplier at a comparable price. Unfavorable weather conditions may impact the crop output affecting supply chain. Recent changes to Government regulations restrict use of non-organic hops on organic beer products. Such changes may affect availability of organic hops and increase the price of such hops. Our cost of materials, particularly that of barley, wheat, malt and hops increased significantly during the year 2008 (and early 2009) due to limited supply and higher demand (See Part 1, Item 1, “Sources And Availability of Raw Materials"). In 2008, the Company entered into two long term contracts to purchase hops. We may not be in a position to pass the entire cost increase to our customers which may have an adverse effect on our operations.

DEPENDENCY ON CONTRACT BREWING ARRANGEMENTS: We have entered into short term non-binding arrangements with several brewers to brew and package their brands at our brewing facilities, predominantly at our Releta facility. Approximately 22% of our sales volume in the Domestic Territory for fiscal year 2010 includes sales made under such contract brewing arrangements. There is no certainty that such existing arrangements will be extended in the future or that we will be able to enter into new arrangements. Any significant variation in these arrangements could have a material adverse effect on our results of operations, cash flows and financial position.

           DEPENDENCY ON DISTRIBUTORS: We sell beer to independent beer distributors for distribution to retailers. Although the Company currently has arrangements with its wholesale distributors to distribute the products, sustained growth will require it to maintain such relationships and possibly enter into agreements with additional distributors. Changes in control or ownership of the current distribution network could lead to less support of our products. No assurance can be given that we will be able to maintain or secure additional distributors on terms favorable to us.  Our ability to maintain existing distribution arrangements may be adversely affected by the fact that many of our distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If our existing distribution agreements are terminated, we may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution.

ARRANGEMENT WITH SHEPHERD NEAME: UBIUK and UBSN entered into a brewing agreement that grants Shepherd Neame the exclusive right to brew and package all beers sold under the Kingfisher trademark in the United Kingdom, and to distribute such products elsewhere in the Foreign Territory. Continued losses in the European Territory have increased the working capital gap and diminished our ability to timely settle our liabilities. Any interruption of the brewing, packaging or distribution of our products by Shepherd Neame for any reason is likely to have a material adverse effect on our results of operations, cash flows and financial position.

GROSS MARGINS: Our gross margins may fluctuate while our expenses remain constant.  We anticipate that our future gross margins will fluctuate and may even decline as a result of many factors, including disproportionate depreciation and other fixed and semi-variable operating costs, and the level of production at our breweries in relation to current production capacity. Our sales volume is much lower than our brewing and packaging capacities leading to under utilization (See “Item 2 – Properties” below). Both of our brewing facilities incur maintenance and other costs on a level consistent with their maximum capacity rather than with their current utilization levels. Our high level of fixed and semi-variable operating costs causes gross margin to be especially sensitive to relatively small increases or decreases in sales volume. In addition, other factors beyond our control that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, the sales mix of various bottled product packages, and federal or state excise taxes and levies. Our inability to align costs and utilization rates affects our capital, liquidity, and management resources. Failure to adequately align such costs and utilization rates may have a material adverse effect on our business, financial condition, and results of operations.

MATERIAL CONTRACT FOR THE SUPPLY OF KEGS: We have entered into an exclusive Keg Management Agreement with MicroStar Keg Management LLC ("MicroStar") which expires in September 2014. Under the terms of the agreement with MicroStar, we receive our entire supply of kegs exclusively from MicroStar. If the agreement is terminated, we are required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar. We may need additional funds to purchase those kegs. An interruption in the supply of kegs or, in the case of termination of the agreement, our failure to obtain the necessary funding to facilitate such purchases could have a material adverse effect on our business, results of operations, cash flows or financial position.

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

ECONOMIC DOWNTURN: There is an increasing concern over current economic conditions in our Domestic as well as Foreign Territories and its impact on consumer spending. Such economic conditions may adversely affect the sale of our products.  Economic conditions have deteriorated significantly in the United States, the United Kingdom and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

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

CHANGE IN PUBLIC ATTITUDE AND DRINKING PREFERENCES: There is public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. This may adversely affect consumption of alcoholic beverages. Consumer drinking preferences may also change due to availability of a variety of products in the craft brew segment. Any change in government regulation or shift in consumer preference may have an adverse impact on our operations. Consumer demand for luxury items, which includes craft beer, is sensitive to downturns in the economy and the corresponding impact on discretionary spending. Changes in discretionary consumer spending or consumer preferences brought about by the factors such as perceived or actual general economic conditions, job losses and the resultant rising unemployment rate, perceived or actual disposable consumer income and wealth and changes in consumer confidence in the economy, could significantly reduce customer demand for craft beer in general, and the products we offer specifically. Certain of our core markets, particularly in the western and northeastern regions of the United States, were harder hit by the economic recession, with job loss and unemployment rates in excess of the national averages. Furthermore, any of these factors may cause consumers to substitute our products with the fuller-flavored national brands or other more affordable, although lower quality, alternatives available to the consumers. In either event, this would likely have a significant negative impact on our operating results.

ADVERTISING AND MARKETING EFFORTS: The sales and marketing programs used by us to generate demand for our products may be unsuccessful.  In the future this could lead us to lower prices that we charge for our products from our historical levels, depending on competitive factors in our various markets. To increase demand for our products, we have participated in price promotions with our wholesalers and retail customers in most of our markets. The number of markets in which we participate in price promotions and the frequency of such promotions may change depending upon market conditions. There can be no assurance that our price promotions will be successful in increasing demand for our products. If consumers were unwilling to accept our products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. If the flavored alcohol beverage market, the wine market, or the spirits market continues to grow, this could draw consumers away from our products and have an adverse effect on sales and results of operations. Furthermore, if beer consumption in general were to fall out of favor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, our operations could be adversely affected.

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

In 2010, the stock markets in general experienced price fluctuations that has sometimes been unrelated to the operating performance of a particular company. These broad market fluctuations may cause the trading price of our common stock to decline.

DIVIDENDS: We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we will likely retain future earnings for reinvestment in our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

BREWING FACILITIES

We own nine acres of land in Ukiah, California on which our Ukiah brewery is located. Management believes that this facility is adequate for our current capacity and also provides space for future expansion. Grand Pacific Financing Corporation currently holds a first deed of trust on this property in connection with a loan advanced to us. (See "Item 7. -Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Grand Pacific Financing Corporation Loan"). The principal amount outstanding on the loan as of December 31, 2010 was $2,776,000

We have estimated the life of the building at 40 years and depreciate the cost of the building on a straight-line method over its anticipated life. We do not depreciate the cost of the land. Our tax basis on the Ukiah facility is approximately $10,415,500. Various other assets incorporated in this facility are being depreciated, on a straight-line basis, at rates of between 10 and 20 years. Property taxes are currently assessed on the Ukiah property (including machinery and equipment) at a rate of 1.140%, for an annual tax of $121,000.

We also lease 3.66 acres in Saratoga Springs, New York, on which the Ten Springs Brewery facilities are located. In 2009, we leased additional warehouse space and entered into a new lease. The current term of this lease expires on July 2014 with an option to extend the lease for three successive terms of five years each if the lease is not in default.

The brewery in Ukiah, California has a current annual cellar capacity based on current product mix of approximately 50,000 bbl. The annual sales volume from this facility was approximately 45,000 bbl. or 90% of maximum capacity in 2010, as compared with 44,100 bbl. or 88% of maximum capacity in 2009. The brewery at Saratoga Springs, New York currently has an annual cellar capacity based on current product mix of approximately 40,000 bbl. per year. Our annual sales volume from this facility was approximately 29,600 bbl. or 74% of our maximum capacity in 2010, as compared with 27,900 bbl. or 56%  of our then maximum capacity in 2008. Cellar capacity can be expanded by addition of tanks of desired size and quantity.

Ukiah and Saratoga Springs breweries have annual packaging capacity of 100,000 bbl. and 90,000 bbl. respectively on a single shift basis and each brewery has annual brewing capacity of 200,000 bbl. (See “Item 1A – Risk Factors – Gross Margins” above.)

ALE HOUSE

            We have leased a 2,500 square foot building in Ukiah, California. The ale house and merchandise store, previously located in Hopland,  are being relocated to this property. The lease on the Hopland property expired in October 2010.

MACHINERY AND EQUIPMENT

We lease certain equipment and vehicles under capital and operating leases which expire at varying times through December 2013. Additionally, we lease equipment and vehicles under various other leases. As these leases expire, it is anticipated that, in accordance with our current practices, the equipment will be acquired pursuant to the terms of the leases and the vehicles will be surrendered.

UBSN has leased approximately 1,500 square foot office space located at Maidstone, Kent, in England. We do not own or lease any other material properties in Europe.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Since May 2002, our Common Stock has been quoted on the NASDAQ OTC Bulletin Board, under the symbol "MENB". The table below sets forth, for the fiscal quarters indicated, the quoted high and low bid prices for our Common Stock, as reported on the OTC Bulletin Board (“OTCBB”). If there were no priced quotes on the OTCBB during that time period, the quote data will reflect it with a zero. The information listed below reflects inter-dealer bids, without retail mark-up, mark-down, or commission, and may not represent actual transactions.
2010	High	Low
First Quarter	$0.25	$0.00
Second Quarter	$0.06	$0.00
Third Quarter	$0.08	$0.00
Fourth Quarter	$0.00	$0.00

2009	High	Low
First Quarter	$0.20	$0.16
Second Quarter	$0.18	$0.16
Third Quarter	$0.26	$0.15
Fourth Quarter	$0.26	$0.05

We had approximately 2,264 holders of our common stock of record as of March 15, 2011. We have never paid a cash dividend on our Common Stock and we do not expect to pay cash dividends in the foreseeable future. Our credit agreements provide that we may not declare or pay any dividend or other distribution on our Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that similar restrictions will remain in effect for as long as we have significant bank financing.

The holders of our 227,600 outstanding shares of Series A Preferred Stock (which are not listed for trading on any market, or to our knowledge quoted on any bulletin board or other public quotation system) are entitled to aggregate cash dividends and liquidation proceeds of $1.00 per share before any dividend may be paid with respect to the Common Stock. The Series A Preferred Shares must be canceled after the holders of these shares have received their $1.00 per share aggregate dividend. For additional information see, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Other Loans and Credit Facilities- Restricted Net Assets."

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Effective as of January 1, 2010, the Board of Directors adopted an amendment to the directors compensation plan (as amended, the “Amended and Restated Directors' Compensation Plan”) with respect to the  compensation of Non-Employee (as defined therein) members of MBC's Board of Directors for their services as directors which was subsequently approved by the shareholders.  Under the terms of the Amended and Restated Directors' Compensation Plan, each Non-Employee director would receive a fixed annual retainer of $12,000 as well as additional fees of $1,000 per meeting of the Board and $1,000 per committee meeting attended.  In addition, the chairs of the Compensation Committee and the Audit/Finance Committee would each receive $4,000 in fees for acting as chairs of such committees.  The fixed annual retainer, the meeting fees, and the chair person fees, may be paid by MBC either in the form of cash or through the issuance of shares of MBC's common stock, as determined in the sole discretion of the Board.

Effective January 1, 2010, in addition to the above fixed compensation, each Non-Employee director of MBC serving in office on January 1st of any applicable year will be eligible to receive up to an additional 25,000 shares of MBC's common stock based upon MBC's performance and such director's performance for the immediately preceding year and such other factors, as determined in the sole discretion of the Board, provided, however, that such share issuance will be at a price per share not less than the Fair Market Value of MBC's common stock on the date of grant (all in accordance with, and as defined in, the Amended and Restated Directors' Compensation Plan).

The Amended and Restated Directors' Compensation Plan also increased the authorized number of shares of MBC's common stock available for issuance to the directors under such plan from 1,000,000 shares reserved for issuance under the Directors' Compensation Plan (of which 92,631 remain available for issuance), to 2,000,000 shares.

There are currently five (5) directors who qualify as Non-Employee members of the board of directors and are thus eligible to receive shares of MBC common stock as compensation for their services on the Board of Directors.

Prior to January 1, 2010, Non-Employee directors received $3,000 per meeting of the Board of Directors attended and $1,000 per committee meeting attended under the terms of the earlier plan (“Directors' Compensation Plan”).  MBC could issue shares of its common stock as compensation for such meeting fees; such share issuances were valued at the higher of the book value of MBC's Common Stock for the year during which the applicable meeting was held or the average fair market value of such stock over the course of the year during which the applicable meeting was held.

Dr. Vijay Mallya, Chairman of the Board, receives fixed remuneration described in "Item 11-Executive Compensation – Directors' Compensation for the Year 2010".

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	1,092,631
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,092,631	1

1 – Represents shares of the MBC's Common Stock available for grant pursuant to MBC's Directors' Compensation Plan.

RECENT SALES OF UNREGISTERED SECURITIES

We have issued thirteen (13) promissory notes pursuant to a Master Line of Credit Agreement between the Company and United Breweries of America, Inc. ("UBA") and one note on substantially similar terms, but unrelated to the Master Line of Credit Agreement, to UBA between September 1999 and March 2005 (the "UBA Notes"). On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to conversion rate protection as set forth in the UBA Notes then outstanding but which does not apply to the convertible note issued on March 2, 2005. The outstanding principal amount of the UBA Notes, and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2010, the outstanding principal and interest on the UBA Notes totaled approximately $3,224,800, and the UBA Notes were convertible into approximately 2,149,800 shares of our Common Stock. If the UBA Notes were deemed to be securities, our Management believes that the issuance of all such notes is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), because UBA, the sole offeree and recipient thereof, has significant business experience, financial sophistication, and knowledge of and familiarity with our business. Management believes that if these notes were eventually to be converted into shares of our Common Stock, the issuance of such shares would also be exempt from registration pursuant to Section 4(2) of the Act.

ISSUER PURCHASE OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in Form 10-K. With respect to this discussion, the terms “Company,” “we,” “us,” and “our” refer to the consolidated operations of Mendocino Brewing Company, Inc. This discussion and analysis may contain forward-looking statements.

OVERVIEW

Since our formation in 1983, we have been brewing and selling our craft beers in the United States. Effective upon our merger with UBIUK in 2001, we have produced and distributed Kingfisher Premium Lager in the United States, Europe (primarily the United Kingdom) and Canada.

Our operations for fiscal year 2010 resulted in loss from operations of $544,500. After providing for interest, other income and taxes, the net loss was $1,078,500.

In the Domestic Territory, our brewing operations sales (based on volume) were 74,600 bbl. during fiscal year 2010, as compared to 72,100 bbl. in fiscal years 2009. We bottled 6,600 bbl. and 5,100 bbl. in fiscal years 2010 and 2009 respectively, of cider products on a contract basis.

We sold 65,900 bbl. of beer in the Foreign Territory during fiscal year 2010 as compared to 69,400 bbl. during fiscal year 2009. Sales in the United Kingdom accounted for 58,200 bbl. and 61,700 bbl. during 2010 and 2009, respectively. Sales in continental Europe and Canada totaled 7,700 bbl. for each of fiscal years 2010 and 2009. Although the sales of certain brands have fluctuated over the past few years, overall sales levels have remained consistent.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

The following table sets forth, for the periods indicated, a comparison of certain items from our Consolidated Statements of Operations:

	2010	2009	Increase/ (Decrease)	% Change
Gross sales	$35,912,800	$35,866,700	$46,100	0.1%
Excise taxes	936,700	865,200	71,500	8.3%
Net sales	34,976,100	35,001,500	(25,400)	-0.1%
Cost of goods sold	25,651,300	26,565,900	(914,600)	-3.4%
Gross profit	9,324,800	8,435,600	889,200	10.5%
Operating expenses	9,869,300	8,913,500	955,800	10.7%
Loss from operations	(544,500)	(477,900)	(66,600)	13.9%
Interest expense	(557,600)	(572,700)	(15,100)	-2.6%
Other income	33,200	37,500	(4,300)	-11.5%
Loss before income taxes	(1,068,900)	(1,013,100)	55,800	5.5%
Provision for income taxes	9,600	6,600	3,000	45.5%
Net loss	$(1,078,500)	$(1,019,700)	$58,800	5.8%

NET SALES

As used herein, the term "net sales" refers to gross sales less excise taxes. Overall net sales for fiscal year 2010 were $34,976,100, a decrease of $25,400 as compared to $35,001,500 in fiscal year 2009 mainly due to lower sales volume in the Foreign Territory, offset by increase in sales in Domestic Territory.

DOMESTIC OPERATIONS: Net sales in the Domestic Territory totaled $14,909,900 in fiscal year 2010, compared to $14,253,000 for fiscal year 2009, representing an increase of $656,900 or 4.6%. Sales of beer for fiscal year 2010 increased by 2,500 barrels, to 74,600 barrels an increase of 3.5% as compared to 72,100 barrels in fiscal year 2009. The increase in sales was due to increase in the volume of our brands produced by 1,700 bbl. and increase in sales of contract brands by 800 bbl. During fiscal year 2010, we bottled approximately 6,600 bbl. of cider products on a contract basis compared to 5,100 bbl. in fiscal year 2009. We rationalized our prices and promotional discount across various market segments resulting in increase in our average net sales realization during the year 2010. We anticipate continuing to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah and Releta brewing facilities and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the Domestic Territory.

EUROPEAN TERRITORY: Net sales in the Foreign Territory totaled $20,066,200 (£12,986,200) in fiscal year 2010, compared to $20,748,500 (£13,248,500) during fiscal year 2009.  Net sales for the year 2010  presented in United States dollars resulted in a decrease of $682,300 or 3% due to lower sales volume, and a decrease of 2% compared to fiscal year 2009 when presented in pounds sterling. We sold 65,900 bbl. of beer in the Foreign Territory during fiscal year 2010 as compared to 69,400 bbl. during fiscal year 2009, a decrease of 5%. We also rationalized our prices across various market segments resulting in an increase in our average sales prices during the year 2010.

Inflation did not have a significant impact.

COST OF GOODS SOLD:

Overall cost of goods sold during fiscal year 2010 was $25,651,300, as compared to $26,565,900 during fiscal year 2009, a decrease of $914,600, or 3%. As a percentage of net sales, costs of goods sold was 73% in fiscal year 2010 compared to 76% in the year 2009. Such amounts are calculated in United States dollars, and do not take into account the effect of exchange rate fluctuations on the actual costs of goods sold in the Foreign Territory.

Our utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. In 2010 our volume level in Domestic Territory increased and the cost of materials decreased significantly. In addition to capacity utilization, other factors that could affect cost of sales include unanticipated increases in material and shipping costs, the availability and prices of raw materials and packaging materials, and the availability of contract brewing contracts.

DOMESTIC OPERATIONS: Cost of goods sold as a percentage of net sales in the Domestic Territory decreased to 75% during the year 2010, compared to 77% during fiscal year 2009 mainly due to increase sales volume and higher net sales realization.

FOREIGN TERRITORY: As a percentage of net sales, cost of goods sold in the United Kingdom during fiscal year 2010 was 73%, as compared to 75% during fiscal year 2009 (in each case as calculated in United States dollars, after taking into account the effects of exchange rate fluctuations), mainly due to increase in sales realization with no increase in purchase cost.

GROSS PROFIT

As a result of decreased costs of goods sold, gross profit for fiscal year 2010 (expressed in United States dollars) was $9,324,800, an increase of $889,200, or 11%, as compared to gross profit of $8,435,600 in fiscal year 2009. As a percentage of net sales, our overall gross profit during fiscal year 2010 increased to 27% compared to 24% in 2009.

OPERATING EXPENSES

Operating expenses for fiscal year 2010 totaled $9,869,300, an increase of $955,800, or 11%, as compared to $8,913,500 for fiscal year 2009. Operating expenses consist of marketing and distribution expenses, and general and administrative expenses. As a percentage of net sales, such expenses increased to 28% during the fiscal year 2010 compared to 26% in fiscal year 2009.

MARKETING AND DISTRIBUTION EXPENSES: Our marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and retail operating expenses. For fiscal year 2010, such expenses equaled $5,529,900, an increase of $887,100 or 19%, as compared to $4,642,800 in fiscal year 2009. As a percentage of net sales, our marketing and distribution expenses increased to 16% in fiscal year 2010, as compared to 13% in fiscal year 2009.

DOMESTIC OPERATIONS: Marketing and distribution expenses for the Domestic Territory in fiscal year 2010 equaled $1,470,800, an increase of $213,200, or 17%, as compared to $1,257,600 in marketing and distribution expenses incurred during fiscal year 2009 mainly due to increase in manpower costs and associated travel costs. Marketing and distribution expenses increased to 10% of Domestic Territory net sales during fiscal year 2010 compared to 9% in 2009.

FOREIGN TERRITORY: Marketing and distribution expenses in the Foreign Territory during fiscal year 2010 equaled $4,059,100, an increase of $673,900, or 20%, as compared to $3,385,200 during fiscal year 2009 mainly due to increase in manpower costs, costs incurred in connection with a media campaign launched in London and increase in cost of maintaining beer dispensing equipment installed at restaurants due to a general increase in cost and additional expenditures during the very warm summer season. As a percentage of net sales in the United Kingdom, such expenses increased to 20% during 2010 compared to 16% in the year 2009 (in each case as calculated in United States dollars, after taking into account the effects of exchange rate fluctuations).

GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses totaled $4,339,400 for fiscal year 2010, representing an increase of 68,700, or 2%, as compared to $4,270,700 for fiscal year 2009. General and administrative expenses equaled 12% of net sales for fiscal years 2010 and 2009.

DOMESTIC OPERATIONS. General and administrative expenses for our Domestic Territory equaled $1,810,200 for fiscal year 2010, representing a decrease of $119,200, or 6%, as compared to $1,929,400 for fiscal year 2009. The decrease was primarily due to decreased legal and professional expenses on administrative matters, reduction in loan fee and reduction in miscellaneous administrative expenses.

FOREIGN TERRITORY. General and administrative expenses for our Foreign Territory equaled $2,529,200 in fiscal year 2010, representing an increase of $187,900, or 8%, as compared to $2,341,300 for fiscal year 2009. The increases were mainly due to the appointment during the fourth quarter of 2009 of a new Chief Executive Officer for UBSN and the inclusion of his salary in our general and administrative expenses and onetime professional costs associated with the conducting of a strategic review of the pricing, staffing and market research capabilities of UBIUK and UBSN.

OTHER EXPENSES

Other expenses including interest expenses totaled $524,400 in fiscal year 2010, representing a decrease of $10,800, or 2%, as compared to $535,200 in fiscal year 2009 mainly due to reduction in interest expenses due to reduction in term debts.

INCOME TAXES

We incurred an income tax expense of $9,600 for fiscal year 2010, as compared to expense of $6,600 for fiscal year 2009 related to United States operations. We have incurred losses in our United Kingdom operations. At December 31, 2010, based upon the available evidence and due to the Company’s taxable loss for the current year and historically, we believe that it is more likely than not that our deferred tax assets (primarily from net operating loss carryforwards and investment tax credits) will not be realized. As a result, the Company recorded a valuation allowance of approximately $1.0 million recorded as a reduction of the tax benefit for each of the years ended December 31, 2010 and 2009.

We also have $68,433 of California Manufacturers' Investment Tax Credit that can be carried forward to reduce future taxes. These credits begin expiring in 2011.

NET LOSS

Our net loss for fiscal year 2010 prior to accounting for foreign currency translation adjustments was $1,078,500, an increase of $58,800 as compared to a net loss of $1,019,700 for fiscal year 2009. After taking into account a positive foreign currency translation adjustment of $94,900 for fiscal year 2010, compared to a negative adjustment of $131,100 for fiscal year 2009, our comprehensive fiscal year 2010 net loss was $983,600, as compared to a loss of $1,150,800 in fiscal year 2009.

RETAIL OPERATIONS

We operate a tasting room and merchandise store where we serve our brews on tap. We also sell logo merchandise and various items of apparel and memorabilia bearing the Company’s trademarks, which creates further awareness of our beers and reinforces our branding. Although sales revenues from retail operations are not significant ($240,200 in 2010 and $245,400 in 2009), we view them as a marketing opportunity for our products.

CASH FLOWS

Historically, we have funded our operations primarily with proceeds from issuances of preferred stock, common stock, debt financing, lease financing, and cash flows from operations.

Net cash provided by operations was $1,011,700 and $1,484,600, for 2010 and 2009 respectively. During the year ended December 31, 2010, net cash provided by operating activities was primarily attributable to non cash expenses of $1,311,600, net decrease in payable and accrued liabilities of $5,879,300 and net decrease of $6,657,900 in receivables and prepaid expenses. This was offset in part by net loss of $1,078,500. During the year 2010, there was a large decrease in our accounts receivable which was substantially attributable to an approximate $6,381,000 decrease in accounts receivable of our consolidated subsidiaries UBIUK and UBSN. The decrease in accounts receivable of UBIUK and UBSN was mainly due to a large one-time payment from Shepherd Neame which was received in the first quarter of 2010 to satisfy Shepherd Neame's outstanding accounts receivable balance which had been accumulating unpaid throughout 2009.  UBSN in turn used the proceeds from the payment of the accounts receivable to reduce accounts payable to Shepherd Neame relating to UBSN's obligations to Shepherd Neame in connection with Shepherd Neame's provision of contract brewing for Kingfisher Premium Lager in the foreign territories and Canada resulting in a large decrease in accounts payable of UBSN.

Until the year 2009, the directors were compensated in the form of our common stock. Effective as of January 1, 2010, the directors are compensated in cash.  Hence the non-cash compensation was applicable to the year 2009 only.

Increase in provision for doubtful accounts during the year 2010 was $135,900 to provide for accounts considered doubtful during the year 2010, compared to an increase of $421,200 made during the year 2009.

Increase / decrease in inventories, prepaid accounts, deposits and accrued liabilities are due to normal operational fluctuations during the year.

Net cash used in investing activities was $394,200 and $422,200, respectively, for 2010 and 2009. Such funds were used primarily for purchases of equipment.

Net cash used in financing activities was $ 699,900 and $1,197,000 for 2010 and 2009, respectively. Net cash used in financing activities during 2010 and 2009 was comprised of repayment of debts and reduction in usage of working capital revolving line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah and Saratoga Springs facilities has continued to place demands on our working capital.  Beginning approximately in the second quarter of 1997, the time at which our Ukiah brewery commenced operations, proceeds from our operations have not been able to provide us with sufficient working capital.

At December 31, 2010, we had cash and cash equivalents of $69,200, an accumulated deficit of $14,438,500, and a working capital deficit of $10,405,200.  $6,639,700 of the working capital deficit relates to our United States operations and is substantially due to the fact that our outstanding credit facilities with Marquette and Grand Pacific Financing Corporation ("Grand Pacific") are both scheduled to mature in June 2011. Specifically, as of December 31, 2010, we had the following indebtedness outstanding which is scheduled to mature in June 2011: (i) an $745,400 outstanding principal balance due on the term loan with Marquette which is secured by substantially all of the assets of MBC and Releta (excluding the real property located in Ukiah, California), (ii) a $2,776,000 outstanding principal balance owed to Grand Pacific, which is secured by the Ukiah, California real property, and (iii) $3,224,800 in outstanding principal and interest owed to UBA in connection with the outstanding UBA convertible promissory notes.

In order to address the working capital deficit relating to the maturity of the outstanding indebtedness, our Management is in discussion with the current lenders to extend the term of the existing facilities.  Management intends on actively pursuing commercial third party lenders in order to extend or refinance our existing facilities during the second quarter of 2011 and engaged in preliminary discussions with another commercial lender to obtain a $10 million credit facility that would be secured by accounts receivable, inventory, equipment, and the Company’s Ukiah, California real estate. The Company’s Management intends to extend or refinance its debts due in June 2011 with the existing lenders or a new lender during 2011. If the Company is unable to obtain such financing, there will be a material adverse effect on the Company's business, financial condition and ability to continue operations.

The $3,224,800 outstanding principal and accrued interest on the UBA convertible promissory notes is currently subordinated to the Marquette and Grand Pacific credit facilities which are scheduled to mature in June 2011.  Historically, UBA has agreed on several occasions to extend the maturity dates of the UBA convertible promissory notes.  If necessary, our Management anticipates requesting UBA to agree to subordinate the UBA convertible promissory notes to any potential credit facilities with third party commercial lenders in connection with Management's current plan to extend or refinance our existing Marquette and Grand Pacific credit facilities during the first and second quarters of 2011.  Our Management also plans on requesting, if necessary, that UBA agree to extend the maturity dates of the UBA convertible promissory notes.  If UBA were to refuse to subordinate the outstanding convertible promissory notes it may be difficult for us to obtain credit facilities from third party commercial lenders.  In addition, if UBA does not agree to extend the maturity dates of the convertible promissory notes beyond June 2011, and assuming UBA was no longer subject to the provisions of a subordination agreement, UBA, at its option, could elect to either require the Company to repay the outstanding principal and interest or convert such amounts into shares of common stock of MBC which would dilute our existing shareholders.

The $3,765,500 balance of our working capital deficit relating to our international operations is the result of historic losses since 2005 from operations of UBIUK and UBSN primarily in the United Kingdom.  In response to the losses incurred in connection with our international operations, UBHL, our indirect majority shareholder, issued a letter of financial support on UBSN's behalf on February 15, 2011 (the "Letter of Support").  Under the terms of the Letter of Support, UBHL has agreed to provide funding to UBSN on an as needed basis to enable UBSN to meet its financial obligations as they fall due.  There is no maximum limit on the amount of funding to be provided by UBHL to UBSN under the terms of the Letter of Support, however, such funding is subject to compliance with applicable exchange control regulations and other applicable laws and regulations regarding the transfer of funds from India to the United Kingdom.  Pursuant to its terms, the Letter of Support has been issued for at least a one year minimum period which runs through February 14, 2012.  The type of financial support to be provided by UBHL and the terms of such financial support is not specified in the Letter of Support.  Our Management intends to seek UBHL's consent to keep the Letter of Support in force beyond the minimum period, if necessary.  If UBHL were unable or unwilling to meet its current obligations under the Letter of Support or in the future, if requested, does not agree to keep the Letter of Support in force following the minimum specified period, it could result in a material adverse effect on UBSN and UBIUK's financial condition and thus on our consolidated results of operations and could affect UBSN, UBIUK's and potentially our ability to continue operations.  Our Chairman of the Board of Directors, Dr. Vijay Mallya, is also the Chairman of the Board of Directors of UBHL.

Our Management has taken several actions to enable us to meet our working capital needs through March 31, 2012, including reductions in discretionary expenditures, optimization of pricing and discounts to increase margins, acquisitions of brands to increase sales volume, introduction of new products and new packaging, and the expansion of our business in new territories.  In addition, we have also secured additional brewing contracts in an effort to utilize a portion of our excess production capacity. We also plan on attempting to extend or refinance our credit facilities with Marquette and Grand Pacific which will mature in June 2011.  We may also seek additional capital infusions to support our operations.

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

On May 8, 2009, we received written notice (the "Notice") from Marquette that as of March 31, 2009 an event of default relating to our non-compliance with certain required financial covenants under the credit facility had occurred under the loan and security agreement by and among Marquette (as lender) and MBC and Releta (as borrowers) dated November 16, 2006 (the "Loan Agreement") which covers our revolving line of credit, term loan and capex loan with Marquette.  With retroactive effect from and after April 1, 2009, we have been assessed with default interest rates under such facility by Marquette which impacts the applicable interest rates on the revolving line of credit, term loan and capex loan.  Although Marquette indicated in the Notice that it would not be asserting its additional rights and remedies as of the date of the Notice, it reserved the right to exercise its additional rights and remedies at any time in the future.

As of September 30, 2010 and December 31, 2010, we are again in compliance with such financial covenants and are in discussions with Marquette to adjust interest rates back to the non-default interest rates. (For additional information relating to the event of default under the Marquette Loan Agreement see "Marquette Business Credit, Inc. Facility" below.)

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

 We believe that an anticipated increase in 2011 sales, refinancing debts related to domestic operations sales and continued efforts to manage costs will provide enough cash to fund our operations through early 2012. We have significantly revamped our operations in the Foreign Territory including, but not limited to, improvements in organizational structure, change in customer pricing policy to increase sales realization, stricter control on costs and receivables to improve operational results. We plan to supply Canadian customers from our Unites States breweries to increase sales realization and reduce cost. We continue to explore new contract brewing opportunities to increase revenue. However, there can be no assurance that we will be able to increase sales to provide cash for operating activities. Our future working capital requirements will depend on many factors, including our ability to refinance maturing debts, the rates of our revenue growth, our introduction of new products and our expansion of sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses or products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

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

We have issued thirteen (13) promissory notes pursuant to the Credit Agreement between the Company and UBA and one note on substantially similar terms, but unrelated to the Credit Agreement, to UBA between September 1999 and March 2005. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to conversion rate protection as set forth in the UBA Notes then outstanding but which does not apply to the convertible note issued on March 2, 2005. The aggregate outstanding principal amount of the UBA Notes as of December 31, 2010 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,309,400, for a total amount due of $3,224,800.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2010, the outstanding principal and interest on the UBA Notes was convertible into 2,149,800 shares of our Common Stock.

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

These UBA Notes are subordinated to credit facilities extended to us by Grand Pacific and Marquette under subordination agreements executed by UBA. As per the terms of the subordination agreements, UBA is precluded from demanding repayment of the notes due unless the Grand Pacific and Marquette facilities are settled in full. We expect UBA Notes to remain subordinated to credit facilities extended by current and future lenders. Hence, we do not expect to make payments on any of these UBA Notes within the next year.

(For additional information on the Credit Agreement see "Item 13. Certain Relationships and Related Transactions, and Director Independence -Master Line of Credit Agreement".)

GRAND PACIFIC FINANCING CORPORATION LOAN : On July 3, 2006, MBC obtained a $3.0 million loan from Grand Pacific, secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements. The loan is payable in monthly installments calculated on the basis of 25 years amortization including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing June 28, 2011 with a balloon payment. The amount of the balloon payment will vary depending on the change in interest rates over the term of the loan. Grand Pacific also collects an amount of approximately $10,600 on a monthly basis towards property taxes payable on the Ukiah property and pays such taxes when they become due. We are currently pursuing refinancing this loan with other potential lenders.

MARQUETTE BUSINESS CREDIT INC. FACILITY: On November 21, 2006, Marquette extended a total facility of $4,925,000 for a period up to June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan. The rate of interest on the term loan and capital expenditure loan is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 5.25% and the rate of interest on the revolving facility is the one-month LIBOR rate published in the Wall Street Journal plus a margin of 4.25%. The facility is subject to certain financial covenants including prescribed minimum fixed charges coverage, prescribed minimum tangible net worth and minimum earning before interest, depreciation and taxes. The facility is secured by substantially all of our assets located in the United States excluding real property and fixtures located at our property in Ukiah, California. We are currently pursuing refinancing this facility with other potential lenders.

On May 8, 2009, we received written notice (the "Notice") from Marquette that an event of default had occurred and was continuing under the loan agreement.

Specifically, the event of default was triggered by our failure to maintain a fixed charge coverage ratio of at least 1.05 to 1.0 for the period of twelve consecutive calendar months ended on March 31, 2009.  At September 30 and December 31, 2010, we were in compliance with the required coverage ratio.

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

As of September 30, 2010 and December 31, 2010, we are again in compliance with such financial covenants.

OTHER LOANS AND CREDIT FACILITIES

ROYAL BANK OF SCOTLAND FACILITY: Royal Bank of Scotland Commercial Services Limited (“RBS”) provided UBSN with a £1,750,000 (US $2,693,600) maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon six months' written notice.

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

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on our debts incurred in connection with the Domestic Territory were 6.1% for fiscal year 2010 compared to 6.2% for fiscal year 2009. For loans primarily associated with our Foreign Territory, the weighted average interest rates paid were 3% for fiscal years 2010 and 2.6% for fiscal year 2009.

KEG MANAGEMENT ARRANGEMENT: We entered into a keg management agreement (the "Keg Agreement") with MicroStar Keg Management LLC ("MicroStar") for a five year term effective September 1, 2009. Under this arrangement, MicroStar provides us with half-barrel kegs for which we pay a filling and use fee. Distributors return the kegs to MicroStar instead of to us. MicroStar then supplies us with additional kegs. In case of a change of control of MBC during the term of the Keg Agreement, MicroStar shall have an option to terminate the Keg Agreement by providing the Company with written notice within 45 days following the effective date of the change of control.  If the Keg Agreement is terminated for any reason prior to the end of the term of the Keg Agreement, MicroStar shall have an option to require the Company to purchase four (4) times the average quantity of MicroStar kegs delivered to the Company during the six month period preceding the effective date of the termination of the Keg Agreement.  We anticipate financing the purchase of such kegs through debt or lease financing, if available. However, there can be no assurance that we will be able to finance the purchase of such kegs. Failure to purchase the necessary kegs from MicroStar upon the termination of the Keg Agreement is likely to have a material adverse effect on both our business (if we are unable to find a comparable supplier) as well as on our working capital (if we are required to purchase the kegs upon early termination and are unable to obtain adequate financing). Under the terms of the Keg Agreement, the Company retains the risk of loss of the kegs covered by the Keg Agreement.  In addition, the Keg Agreement contains indemnification provisions pursuant to which the Company will indemnify and hold MicroStar harmless against liabilities, damages, judgments, awards, fines, costs and expenses (including attorneys' fees).

CURRENT RATIO: Our ratio of current assets to current liabilities on December 31, 2010 was 0.4 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0. On December 31, 2009 our ratio of current assets to current liabilities was 0.8 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0. The reduction was mainly due to debts maturing in June 2011. (For more information, please see ‘Liquidity and capital resources’ above).

RESTRICTED NET ASSETS. Our wholly-owned subsidiary, UBIUK, had retained losses of approximately £1,700,000 as of December 31, 2010. Under UBSN's line of credit agreement with Royal Bank of Scotland, distributions and other payments from our subsidiaries to us are not permitted if the retained earnings drop below approximately £1,000,000.

RELATED PARTY TRANSACTIONS: Over the last several years, MBC and our subsidiaries have entered into or amended several agreements with affiliated and related entities. Among such agreements have been a Brewing Agreement and a Loan Agreement between UBSN and Shepherd Neame; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and UBSN; a Distribution Agreement between UBIUK and UBSN; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBIUK and UB Limited. (For more information on these agreements please see "Item 13. -- Certain Relationships and Related Transactions, and Director Independence".)

OFF-BALANCE SHEET TRANSACTIONS. We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following chart sets forth our contractual obligations as of December 31, 2010.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Secured line of credit	$2,898,700	$2,898,700	-	-	-
Long Term Debt Obligations	3,517,700	$3,517,700	-	-	-
Capital Lease Obligations	194,200	102,700	91,500	-	-
Operating Lease Obligations	958,700	276,600	511,400	170,700	-
Purchase Obligations	2,282,300	1,681,400	283,800	252,400	64,700
Notes to Related Parties	3,409,500	3,317,100	92,400	-	-
Total	$13,261,100	$11,794,200	$979,100	$423,100	$64,700

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. The Company recognizes revenue from product sales, net of discounts.

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The fee for the arrangement is fixed or determinable; and

•	Collectability is reasonably assured.

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

"Collectability is Reasonably Assured" – The Company determines that collectability is reasonably assured prior to recognizing revenue.  Collectability is assessed on a customer-by-customer basis based on criteria outlined by Management.  The Company does not enter into arrangements unless collectability is reasonably assured at the outset.  Existing customers are subject to ongoing credit evaluations based on payment history and other factors.  If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

The Company records certain consideration paid to customers for services or placement fees as a reduction in revenue rather than as an expense.  The Company reports these items on the income statement as a reduction in revenue and as a corresponding reduction in marketing and selling expenses.

Revenues from the brewpub and gift store are recognized when sales have been completed.

The Company has agreements with Shepherd Neame to produce, market and distribute Kingfisher Lager in the United Kingdom. See Note 10 of the Financial Statements regarding transactions with Shepherd Neame.  The Company invoices Shepherd Neame based on an agreed transfer price per unit, which is subject to revision upon reconciliations based on contractual formulas.

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

           Impairment of Long-Lived Assets. The Company assesses the impairment of its long-lived assets periodically in accordance with the provisions of Accounting Statements Codification (“ASC”) 360-10-50, (Accounting for the Impairment and Disposal of Long-Lived Assets).  The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by Management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  Long-lived assets that Management commits to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell.

Foreign Currency Translation

Financial statements of foreign subsidiaries, located in the United Kingdom, where the local currency, UK Pound Sterling, is the functional currency are translated into United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation adjustments associated with net assets or liabilities are reported in non-owner changes in equity. Any exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred, in the same financial statement caption as the underlying transaction, and are not material for any year shown.

Cash at UBIUK was translated at exchange rates in effect on December 31, 2010 and 2009, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13, which amended the accounting requirements under the Revenue Recognition Topic, ASC 605-25 Multiple-Element Arrangements. The objective of this update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments establish a hierarchy for determining the selling price of a deliverable and will allow for the separation of products and services in more instances than previously permitted. The guidance provided within ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010 and allows for either prospective or retrospective application, with early adoption permitted. The application of the pronouncement will not have an impact on our consolidated financial position, results of operations or cash flows.

In January 2010, an update was made to the Fair Value Measurements and Disclosures topic of the FASB codification that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers into and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements. This update was effective for fiscal years beginning after December 15, 2009 except for Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010. The portion of the update which was effective for fiscal years beginning after December 15, 2009 did not have an impact on our consolidated financial statements. The portion of the update which is effective for fiscal years beginning after December 15, 2010 is not expected to have an impact on our consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is set forth at Pages F-1 through F-24 to this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

Disclosure Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, December 31, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, our disclosure controls and procedures were effective as of December 31, 2010.

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

In accordance with the internal control reporting requirements of the SEC, Management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2010. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the SEC’s guide entitled “Sarbanes-Oxley Section 404: A Guide for Small Business". As a result of this assessment and based on the criteria in the COSO framework and SEC guidance, Management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred in the year ended December 31, 2010  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages as of February 28, 2011, and certain information regarding each of our current directors and executive officers:

Name	Age	Position(s)	Director Since**
Scott R. Heldfond *+	66	Director	2005
Michael Laybourn+	72	Director	1993
Vijay Mallya, Ph.D.	55	Director and Chairman of the Board	1997
Jerome G. Merchant*	49	Director	1997
Mahadevan Narayanan	53	Chief Financial Officer and Secretary	N/A
Sury Rao Palamand, Ph.D.	80	Director	1998
Kent D. Price*+	67	Director	1998
Yashpal Singh	65	Director, President and Chief Executive Officer	1997

**
All directors are elected by the Shareholders at the Annual Meeting to serve until the following Annual Meeting. Currently, there are no arrangements or understandings between any of the directors and any other person pursuant to which any director was or is to be selected as a director. We have entered into an employment agreement with our Chief Executive Officer pursuant to which his term of employment has been extended until September 30, 2013. Our Chief Financial Officer does not have any set date for the expiration of his term of office.

*	Member of the Audit/Finance Committee.

+	Member of the Compensation Committee.

Mr. Scott Heldfond joined the Board in January 2005. He is a Director of NASDAQ Insurance Group, LLC, a national insurance brokerage and consulting firm owned by the NASDAQ Stock Market. Mr. Heldfond has also served as the Managing Partner of eSEED Capital, LLC, a technology-focused merchant banking firm since 1999. He also served as President and Chief Executive Officer of Frank Crystal & Co. of California, a New York-based insurance brokerage firm from 1995 to 1999, as  Chairman of Hales Capital LLC, an investment banking firm from 1994 to February 1997 and as President of AON Real Estate & Investments. Mr. Heldfond also served as a Director of HomeGain, Inc (recently sold to Classified Ventures), a private venture backed company and UBICS, a NASDAQ traded firm that provides information technology staffing and solutions for domestic and international businesses. Mr. Heldfond has also served as a Director of Galoob Toys, which was the third largest toy manufacturer before its sale to Hasbro. Mr. Heldfond holds an undergraduate degree from the University of California, Berkeley and a J.D. from the University of San Francisco Law School. He is a Commissioner and the President of the Health Services Commission of the City and County of San Francisco. In addition, he serves as an advisor to or on the Board of Directors of a number of local, statewide, and national charitable and community service organizations. Mr. Heldfond is the Honorary Consul General to the United States for the Republic of Rwanda. Mr. Helfond's expertise in risk management and insurance matters, in particular, led to his selection as a member of the Board of Directors.

H. Michael Laybourn, co-founder of the Company, served as the Company's President from its inception in 1982 through December 1999, and as its Chief Executive Officer from inception through October 1997. Mr. Laybourn was elected as a Director in November 1993 when the Company began the process of converting from a limited partnership to a corporation and served as Chairman of the Board from June 1994 through October 1997. Mr. Laybourn is a former Vice President of the California Small Brewers Association and a former Chairman of the Board of Directors of the Brewers Association of America. Mr. Laybourn holds a Bachelor of Fine Arts degree from Arizona State University. Mr. Laybourn's expertise in craft brewing, in particular, led to his selection as a member of the Board of Directors.

Dr. Vijay Mallya, Ph.D., became Chairman of the Board in October 1997 and was MBC's Chief Executive Officer until January 2005. Dr. Mallya is a well known industrialist and the Chairman of UBICS, Inc., United Breweries Limited, United Spirits Limited, Whyte & Makay Limited, United Breweries (Holdings) Limited (which is the indirect beneficial owner of two of MBC's largest shareholders (UBA and Inversiones)), Kingfisher Airlines Limited, UB Engineering Limited, Mangalore Chemicals and Fertilizers Ltd., and other affiliated companies (collectively the "UB Group").  The UB Group is comprised of businesses in the  following sectors: alcoholic beverages, life sciences, engineering, agrochemicals, information technology, fertilizers, print media, civil aviation and infrastructure development.  United Breweries Limited and United Spirits Limited are two of Asia's leading beer and spirits companies.  Dr. Mallya is also a keen sportsman and an ardent aviator and yachtsman.  He participates and supports several sporting activities worldwide, including the Force India F1 Formula One Motor Racing Team, the United East Bengal Football Team and the United Mohun Bagan Football Team.  He also sits on the boards and committees of several foreign companies and organizations including companies comprising the UB Group, The Institute of Economic Studies (India), the Federation of the Indian Chamber of Commerce and Industries and Motorsports Association of India.  Dr. Mallya has been the recipient of many prestigious awards and accolades, including being nominated to the Global Leaders of Tomorrow by the World Economic Forum, receiving the Légion d' Honneur from the Government of France in 2008 and the Outstanding Business Leader Award from the Associated Chambers of Commerce and Industry of India in 2009.  Dr. Mallya was recently elected to serve as a member of the Upper House of the Indian Parliament for the second time.  Dr. Mallya holds a Bachelor of Commerce degree from the University of Calcutta in India and an honorary Doctorate in Business Administration from California Southern University, Santa Ana. Dr. Mallya's knowledge and expertise in the global alcoholic beverage industry was significant in his selection as a member of MBC's Board of Directors as well as his appointment as Chairman.

            Jerome G. Merchant became a director in October 1997 and was Chief Financial Officer of the Company from November 1997 to October 1998. Mr. Merchant served as the Strategic Planning Consultant to the Chairman's Office of the Company from July 1996 until January 2007. Mr. Merchant is a Managing Director with McGladrey Capital Markets, LLC, a leading mid-market investment bank. He has over 20 years experience in investment banking and capital raising transactions. Previously, he held executive positions at Citigroup and MetLife Investors. Mr. Merchant has advised the investment division and clients of Citibank, Smith Barney, Bank of America, Wells Fargo and U.S. Bank amongst others. In executive and strategic planning capacities, he has advised public and private companies and institutional and high-net worth investors. Between April 1993 and December 2003, Mr. Merchant served in various senior capacities for Cal Fed Investments, a wholly owned subsidiary of Cal Fed Bank. Previously, Mr. Merchant directed the West Coast capital raising for a private equity group focused on equity oriented management buyouts and strategic acquisitions. He received his B.S. degree in Managerial Economics-Finance from the University of California, Davis. Mr. Merchant's expertise in capital raising and financial markets contributed to his selection as a member of MBC's Board of Directors.

Mahadevan Narayanan joined the company in early 2001 as Secretary, Corporate Controller and Chief Financial Officer. Before joining the Company, he served the United Breweries Group (including affiliates of the Company) in India for 17 years as part of the management team in various financial and accounting capacities.  Prior to joining the Company, Mahadevan Narayanan was employed as Senior Manager of Accounting Services of Herbertsons Ltd. for six years.  He holds a Bachelor of Science degree in Mathematics from Madurai Kamaraj University in India and is an Associate member of the Institute of Chartered Accountants of India.

Sury Rao Palamand became a director of MBC in January 1998. Dr. Palamand is a director and partner of Summit Products, Inc, a beverage development and consulting company serving the food and beverage industry. He is also a director and partner in the Historic Lemp Brewery and is involved in the development of microbreweries and brewpubs, and in the restoration of historic buildings. Dr. Palamand has over 40 years of experience in the brewing industry and has published numerous scientific and technical papers on beer and other fermented beverages in various technical journals in the United States and abroad. He is an associate member of the Institute of Brewing, London and is a member of several brewing organizations in the United States. In addition, Dr. Palamand possesses technical and technological expertise in wine making as well as in the development of soft drinks. Prior to joining the Company as a director, Dr. Palamand served as Director of Beer and New Beverage Development at Anheuser-Busch Companies, Inc. Dr. Palamand holds a Bachelor of Science degree from the University of Mysore, India, a Master of Science degree in Applied Chemistry from the University of Bombay, India and a Masters degree in Food Microbiology and a Ph.D. degree in Food and Flavor technology from Ohio State University, Columbus, Ohio. Dr. Palamand is listed in the MARQUIS WHO'S WHO in America and in the WHO'S WHO in the Midwest. In particular, Mr. Palamand's technical expertise in fermented beverages was an important criteria in his selection as a member of the Board of Directors.

Kent D. Price became a director in January 1998. Kent Price is a founder and President of Parker Price Venture Capital. Mr. Price was a Rhodes Scholar at Oxford University, attended the University of Montana, the University of California, Los Angeles and Harvard Business School. Mr. Price is a member of the board of directors of the University of Montana and a member of its Investment Committee. Mr. Price has extensive operational experience, including as Chief Executive Officer of The Chloride Group, a global battery company, Chief Executive Officer of the Bank of San Francisco, General Manager of Banking, Finance and Securities Group at IBM, Chief Financial Officer at the Bank of New England, Executive Vice President of the Bank of America and a senior officer at Citibank. He has lived and worked in England, Germany, Ireland, Nigeria, Ivory Coast, Taiwan, Hong Kong, Japan and Singapore as well as the United States. He has served on boards in the UK, India, South Africa, Hong Kong, Taiwan, China and the United States.  Mr. Price currently serves on the Board of Directors of UBICS (a Nasdaq listed company).  Mr. Price served as a Captain in the United States Air Force.  Mr. Price's banking and financial expertise was important in his selection as a member of the Board of Directors.

Yashpal Singh became a director of MBC in October 1997 and served as the Company's Executive Vice President and Chief Operating Officer beginning in April 1998. Mr. Singh became the Company's President in January 2000 and its Chief Executive Officer in January 2005. From May 1997 to March 1998, Mr. Singh served as Executive Vice-President- Operations for UBA, one of MBC's major shareholders. In that capacity, he was responsible for UBA's brewing operations in the United States.  Between 1964 and 1992, Mr. Singh served as Head Brewer and Chief Executive Officer of a large alcoholic beverage corporation in India.  Between 1992 and 1997, Mr. Singh also served as Senior Vice President-Operations for United Breweries Ltd., an Indian Corporation (of which Dr. Mallya is Chairman), where he was responsible for the operations of 12 breweries, the establishment of new projects, and technical and operational evaluations of potential acquisition opportunities worldwide.  Mr. Singh holds a Bachelor's degree in Science from Punjab University in India, a diploma in Brewing from the Institute of Brewing and Distilling in London and has extensive training in the fields of Brewing, Malting, and Mineral Water Technology. Mr. Singh is an Associate member of the Institute of Brewing, London, a member of the Master Brewers Association of America, and was a former executive member of the Managing Committee of the All India Brewer's Association. Mr. Singh has over 46 years of experience in the brewing industry.  Mr. Singh's technical expertise in brewing and his long standing management experience in the brewing industry led to his selection as a member of MBC's Board of Directors.

FAMILY RELATIONSHIPS

There are no family relationships between any of the directors and executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of the Forms 3, 4 and 5 furnished to us during and with respect to fiscal year 2010, we are not aware of any untimely filing by a Director, officer, or greater than 10% beneficial owner of the reports required by Section 16(a) of the Exchange Act during our most recent fiscal year.

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

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and principal accounting officer. The Code of Ethics is posted on our website at www.mendobrew.com. We intend to disclose future amendments to certain provisions of our Code of Ethics, or waivers of such provisions granted to executive officers and directors on our website within four (4) business days following the date of such amendment or waiver. Any person desiring a free copy of the Code of Ethics should send a written request to our Secretary, N. Mahadevan at our principal executive offices located at 1601 Airport Road, Ukiah, CA 95482.

DIRECTORS' NOMINATIONS

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

 Corporate Governance

Director Independence

The Board of Directors has determined that the following directors qualify as "independent" in accordance with the published listing requirements of NASDAQ:  Mr. Heldfond, Mr. Laybourn, Mr. Palamand, Mr. Merchant and Mr. Price.  Mr. Singh is not "independent" because he is an employee of MBC.  Dr. Mallya is not independent since he has received payments in excess of the applicable threshold from the Company during the last three (3) years.  Prior to 2007, Mr. Merchant had provided certain consulting services to the Company, however, given the timing and nature of such services as well as the amount of compensation provided in relation thereto, the Board has determined that Mr. Merchant meets the criteria for being an "independent director".

The NASDAQ rules contain both objective tests and a subjective test for determining who is an "independent director."  The objective tests provide that a director is not considered independent if he (i) is an employee of the Company (or a parent or subsidiary) (or has been in the past three (3) years); (ii) has accepted (or a family member has accepted) compensation from the Company in excess of $120,000 during any period of twelve (12) consecutive months within the preceding three (3) year period (subject to certain exceptions); (iii) has a family member that was employed as an executive officer of the Company (or a parent or subsidiary) during the past three (3) years; (iv) is (or a family member is) a controlling shareholder or an executive officer of an organization to which the Company made or received payments in the current year or at anytime during the past three (3) years that exceed the greater of (a) five percent (5%) of the recipient's consolidated gross revenues or (b) $200,000 for that year; (v) is (or has a family member who is) employed as an executive officer of another entity where at anytime during the past three (3) years any of the executive officers of the Company serve on the compensation committee of such other entity; or (vi) is (or has a family member who is) a current partner of the Company's outside auditor who worked on the Company's audit at anytime during any of the past three (3) years.  The subjective test is based on the standard that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Leadership Structure

Since January 2005, the Company has separated the roles of Chairman of the Board and Chief Executive Officer.  From 1997 until January 2005, Dr. Vijay Mallya served as both the Chief Executive Officer as well as Chairman of the Board of Directors of MBC.  The Board of Directors believes that the separation of the roles of Chief Executive Officer and Chairman of the Board provides the Company with additional processes, controls and oversights that facilitate the functioning of the Board of Directors and its decision-making in the best interests of MBC and its shareholders.  In addition, the separation of the roles of Chairman and Chief Executive Officer permit the holders of such offices to focus on the fundamental duties and specialized nature of the respective office. MBC's Chairman, Dr. Vijay Mallya, works together with the Chief Executive Officer and the Board of Directors to develop MBC's strategic goals, acts as an international brand ambassador and presides over the Board of Directors meetings at which he is present.  MBC's Chief Executive Officer, Yashpal Singh, is responsible for the day-to-day oversight of the MBC's performance and the brewing operations as well as for the implementation of the MBC's strategic goals.  The Board of Directors may review its leadership structure from time to time and implement any changes that it deems appropriate to respond to the needs of the Company.

Risk Oversight

The Audit/Finance Committee and Compensation Committee play key roles in the Board of Director's risk oversight function as such committee members are all Non-Employee Directors.  The Committee system provides an independent level of protection with regards to MBC's decision-making processes and an additional mechanism for the oversight of  MBC's risk management controls and procedures.  The Board of Directors as a whole will continue to monitor MBC's general and specific risks and implement risk management as it deems appropriate or necessary.

Board of Directors' Meetings and Committees

During the fiscal year ended December 31, 2010, the Board of Directors held one meeting and the Audit/Finance Committee held five meetings.  No director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors and any committees of which such Director was a member.

Directors are encouraged to attend the Annual Meeting of Shareholders.  At the 2010 Annual Meeting, all members of the Board of Directors were in attendance.

Listed below are the committees of the Board of Directors, along with the names of the Directors who served as members of each committee during 2010.

            Audit/Finance Committee.  The Board of Directors has a standing Audit/Finance Committee.

Messrs. Merchant, Price, and Heldfond serve as the members of the Audit/Finance Committee (established in accordance with Section 3(a)(58)(A) of the Exchange Act).  This committee met five times during fiscal year 2010.  The Audit/Finance Committee reviews, acts on, and reports to the Board of Directors with respect to various auditing, accounting and finance matters, including the selection of the Company's auditors, the scope of the annual audits, the fees to be paid to the auditors, the performance of the Company's auditors, and the accounting practices of the Company.  In the judgment of MBC's Board of Directors, the members of the Committee are "independent," as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules and also meet the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

Nominating Committee.  Due to its limited size, the Board of Directors does not have a nominating committee or a committee performing similar functions.  Instead, all of the Directors participate in the director nomination process.  A few of the MBC's Directors may not meet the criteria to qualify as "independent" under the rules of NASDAQ or under the applicable rules of the other national securities exchanges.

Compensation Committee.  Messrs. Heldfond (Chair), Price, and Laybourn served on MBC's Compensation Committee for the fiscal year ended December 31, 2010.  The Compensation Committee considers all matters of compensation with respect to the chief executive officer, president, any vice president, and any other senior executive, and makes recommendations to the Board of Directors regarding the compensation of such persons.  The Compensation Committee also makes determinations with respect to the granting of stock awards to directors who are also employees of MBC.  The Compensation Committee did not meet during the year 2010.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the annual compensation of the principal executive officer and the principal finance officer (the only employees) whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2010.

None of these executive officers have been issued equity shares or stock options as compensation to date.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)*	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Yashpal Singh President and Chief Executive Officer	2010	235,000	23,600	-	-	-	-	10,901	269,501
	2009	235,000	23,600	-	-	-	-	21,986	280,586

Mahadevan Narayanan Chief Financial Officer and Corporate Secretary	2010	140,000	14,100	-	-	-	-	19,853	176,574
	2009	140,000	14,100	-	-	-	-	23,825	177,925

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

We have entered into an Employment Agreement with our Chief Executive Officer that sets forth the terms of his employment and provides for certain benefits. The term of the agreement was extended up to September 30, 2013. We do not currently have an employment agreement in place with our Chief Financial Officer, but may enter into an employment agreement with such executive officer in the future. We do not have any severance payment arrangements other than with the Chief Executive Officer. We have agreed to reimburse travel expenses for the Chief Executive Officer and his family to return to their home country upon the termination of the Chief Executive Officer's employment with us. In addition, if the Chief Executive Officer is terminated prior to the expiration of a twelve-month notice period, he is entitled to be paid an amount equal to his remaining unpaid compensation for the remainder of the period. We do not have any payment arrangements that would be triggered by a "change in control" of  MBC.

Total compensation for the Chief Executive Officer consists of base salary, annual cash bonus payments, health benefits for the executive officer and his immediate dependent family members, key person life insurance, use of company vehicle and vacation reimbursement.

Elements of Compensation

MBC based its selection of elements of compensation so as to provide incentives for its executive officers to relocate to the United States from India. In so doing, MBC reviewed the compensation packages of its executive officers at their prior positions in India, so that comparable packages could be provided.

Base Salary

The Committee establishes executive officers' base salaries on an annual basis and approximately 10% of the cash compensation paid to each of the Chief Executive Officer and the Chief Financial Officer was paid in the form of a bonus rather than as salary. Given our stock performance and financial situation, there is currently no salary component directly tied to our stock price or to our financial performance. In 2011, the Compensation Committee revised the annual base salary of the Chief Executive Officer and the Chief Financial Officer to $264,375 and $157,500 respectively effective January 1, 2011.

Annual Cash Bonus

The compensation packages for the Chief Executive Officer and the Chief Financial Officer also contain a component providing for payment of annual cash bonuses. Given the MBC's past working capital constraints, the Committee historically determined that a percentage of the cash compensation of the executive officers would be in the form of annual cash bonuses that could be disbursed following the completion of the applicable fiscal year.

Perquisites and Personal Benefit

In addition to salary and annual bonus, the total compensation of our Chief Executive Officer and Chief Financial Officer includes perquisites and personal benefits. The types of perquisites and personal benefits awarded to such officers were determined when each such officer commenced employment with us and are substantially of the same nature as the perquisites provided to such executive officer by previous employers. The perquisites available to the executive officers consist of: use of company vehicles, health care reimbursement for the executive officer and his immediate family, reimbursement of certain specified vacation expenses and life insurance.

Equity Plans

We do not currently maintain any equity compensation plans for or provide any form of equity compensation to our executive officers.

Retirement Plans

On August 27, 2009, we entered into a certain Separation and Severance Agreement (the "Agreement") with Mr.Yashpal Singh, our President & Chief Executive Officer.

Pursuant to the terms of the Agreement, upon Mr. Singh’s (i) termination of employment for Good Reason (as defined in the Agreement), (ii) termination of employment at the end of the employment term, (iii) death, (iv) disability or (v) termination by us without Cause (as defined in the Agreement), he shall be entitled to certain severance benefits and payments.  The severance payment shall equal the product of (x) 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by (y) the number of years (on a pro rated basis) he had been employed by the us at the Termination Date (as defined in the Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Singh's average monthly base salary (calculated over the twelve (12) months preceding his termination date).  In addition, we shall pay COBRA premiums for Mr. Singh and his spouse until the earlier of (i) the effective date on which he obtains comparable health insurance from a subsequent employer or (ii) eighteen (18) months following his Termination Date.  Mr. Singh shall also be entitled to accrued salary, vacation time and benefits as set forth in Mr. Singh's employment agreement.

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

If Mr. Singh is terminated by us for Cause, he shall be entitled to (i) accrued salary, vacation time and benefits as set forth in his employment agreement and (ii) if we do not provide Mr. Singh at least twelve (12) months prior notice, the Notice Payment.  Mr. Singh shall not be entitled to the severance payment in case of termination by MBC for Cause.

Payments due to Mr. Singh under the Severance Agreement shall be paid in equal installments by the Company over a 20 month period.  The receipt of payments is contingent on Mr. Singh executing a release of claims for the benefit of the Company.

For purposes of illustrating the potential amounts payable to Mr. Singh under the Severance Agreement, assuming a termination date of December 31, 2010, Mr. Singh would have received the following approximate amounts of compensation for the applicable triggering event: termination by the Company for Cause ($235,000); completion of term of Employment Agreement ($587,500 plus COBRA payments); termination due to disability or death ($587,500 plus COBRA payments); termination by Mr. Singh for Good Reason ($587,500 plus COBRA payments); or termination by the Company without Cause ($822,500 plus COBRA payments).

Except for the Employment Agreement and Severance Agreement with Mr. Singh, MBC does not currently maintain any other retirement plans nor provide any post-retirement benefits to any employee or executive officer.

The Company does not currently have an employment agreement in place with its Chief Financial Officer, but may enter into an employment agreement with such executive officer in the future.

DIRECTORS' COMPENSATION FOR THE YEAR 2010

Dr. Vijay Mallya, Chairman of the Board, is paid $120,000 per year by MBC for services rendered as Chairman, and £89,600 per year (approximately $138,400 in United States dollars at average exchange rate for the year 2010) by UBIUK for promoting our products in the Foreign Territory outside the United Kingdom.

Effective as of January 1, 2010, under the terms of the Amended and Restated Directors' Compensation Plan, each Non-Employee director received a fixed annual retainer of $12,000 as well as additional fees of $1,000 per meeting of the Board and $1,000 per committee meeting attended.  In addition, the chairs of the Compensation Committee and the Audit/Finance Committee each received $4,000 in fees for acting as chairs of such committees.  The fixed annual retainer, the meeting fees, and the chair person fees, may be paid by MBC either in the form of cash or through the issuance of shares of MBC's common stock, as determined in the sole discretion of the Board.

Effective January 1, 2010, in addition to the above fixed compensation, each Non-Employee director of MBC serving in office on January 1st of any applicable year will be eligible to receive up to an additional 25,000 shares of the MBC's common stock based upon MBC's performance and such director's performance for the immediately preceding year and such other factors, as determined in the sole discretion of the Board, provided, however, that such share issuance will be at a price per share not less than the Fair Market Value of MBC's common stock on the date of grant (all in accordance with, and as defined in, the Amended and Restated Directors' Compensation Plan).

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dr. Vijay Mallya	258,419		-	-	-	-	258,419
Kent Price	22,000	*	-	-	-	-	22,000
Sury Rao Palamand	13,000	+	-	-	-	-	13,000
Jerome Merchant	18,000	#	-	-	-	-	18,000
Scott Heldfond	22,000	##	-	-	-	-	22,000
Michael Laybourne	13,000	^	-	-	-	-	13,000

*	Fee for attending one board meeting and five committee meetings calculated at $1,000 per meeting, $12,000 fixed annual retainer and $4,000 for acting as Chairman of audit Committee.

+	Fee for attending one board meeting calculated at $1,000 per meeting and $12,000 fixed annual retainer.

#	Fee for attending one board meeting and five committee meetings calculated at $1,000 per meeting and $12,000 fixed annual retainer. .

##	Fee for attending one board meeting and five committee meetings calculated at $1,000 per meeting, $12,000 fixed annual retainer and $4,000 for acting as Chairman of compensation Committee.

^	Fee for attending one board meeting calculated at $1,000 per meeting and $12,000 fixed annual retainer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed with Management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on the Compensation Committee’s review of and the discussions with Management with respect to the Compensation Discussion and Analysis, our committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in MBC's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The Compensation Committee

Scott R. Heldfond (Chair)
Jerome G. Merchant
Kent D. Price
Michael Laybourn

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is provided in Item 5 above.

The following table sets forth certain information known to the Company regarding the beneficial ownership of MBC's Common Stock and Series A Preferred Stock as of December 31, 2010, for each shareholder known by us to own beneficially 5% or more of the outstanding shares of our Common Stock or Series A Preferred Stock:

Security Ownership of Certain Beneficial Owners

Name and Address	Shares Beneficially Owned (1)		Percent of Class
COMMON STOCK
United Breweries of America, Inc. 1050, Bridgeway, Sausalito, CA 94965	3,087,818	(2)	24.8%

Inversiones Mirabel S.A. Hong Kong Bank Building 6th Floor, Samuel Lewis Avenue P O Box 6-4298, El Dorado Panama City, Panama	5,500,000		44.3%

United Breweries (Holdings) Limited. 100/1, Richmond Road, Bangalore - 560 025, India	8,587,818	(2),(3)	69.1%

Vijay Mallya United Breweries of America, Inc. 1050, Bridgeway, Sausalito, CA 94965	8,587,818	(4)	69.1%

            (1) Applicable percentages of ownership are based on 12,427,262 shares of Common Stock outstanding as of December 31, 2010.

            (2) Does not include 2,149,830 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement (For additional information, see "Item 13. Certain Relationships and Related Transactions"). UBHL is the ultimate beneficiary of substantially all of the shares owned by both UBA and Inversiones.

            (3) Includes all shares held by our two largest shareholders, UBA and Inversiones. UBHL is the beneficial owner of UBA and Inversiones because they are both controlled by Rigby International Corp., a company registered in the British Virgin Island, with primary offices at Vanterpool Plaza, 2nd Floor, Wickhams Cay I, Road Town, Tortola, British Virgin Island 2 and a mailing address c/o CAS SA, 12-14 Avenue, Riverdil, CH-1260, Lyon, Switzerland, ("Rigby"). Rigby is a wholly-owned subsidiary of UBHL. Such amount does not include 2,149,830 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement.

(4) Includes all shares indirectly held by UBHL. Does not include 2,149,830 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnotes (2) and (3) above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

The following table sets forth certain information known to the Company regarding the beneficial ownership of MBC's Common Stock and Series A Preferred Stock as of December 31, 2010, for each director and all directors and executive officers of MBC as a group. Except as otherwise noted, we believe that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Security Ownership of Management

COMMON STOCK	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Vijay Mallya	8,587,818	(2)	69.1%
H. Michael Laybourn	469,640		3.8%
Kent D. Price	383,240		3.1%
Sury Rao Palamand	303,078		2.4%
Jerome G. Merchant	261,498		2.1%
Yashpal Singh	—		—
Scott R. Heldfond	199,210		1.6%
Mahadevan Narayanan	—		—
All Directors and executive officers as a group (8 persons)	10,204,484		82.1%

SERIES A PREFERRED STOCK
H. Michael Laybourn	6,100		2.7%
All Directors and executive officers as a group (8 persons)	6,100		2.7%

*    Amount represents less than 1% of the outstanding securities of the class.

(1) Applicable percentages of ownership are based on 12,427,262 shares of Common Stock outstanding as of December 31, 2010.

(2) Includes all shares indirectly held by UBHL. Does not include 2,149,830 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnotes (2) and (3) of Table 1 above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

 CHANGES IN CONTROL

There are no arrangements currently known to us which may result in a change in control of our Company at a future date.

DIRECTORS' EQUITY COMPENSATION PLAN

Effective as of January 1, 2010, under the terms of the Amended and Restated Directors' Compensation Plan, each Non-Employee director shall receive a fixed annual retainer of $12,000 as well as additional fees of $1,000 per meeting of the Board and $1,000 per committee meeting attended.  In addition, the chairs of the Compensation Committee and the Audit/Finance Committee shall each receive $4,000 in fees for acting as chairs of such committees.  The fixed annual retainer, the meeting fees, and the chair person fees may be paid by MBC either in the form of cash or through the issuance of shares of MBC's common stock, as determined in the sole discretion of the Board.

Effective January 1, 2010, in addition to the above fixed compensation, each Non-Employee director of MBC serving in office on January 1st of any applicable year will be eligible to receive up to an additional 25,000 shares of MBC's common stock based upon MBC's performance, such director's performance for the immediately preceding year and other factors determined in the sole discretion of the Board, provided, however, that such share issuances will be at a price per share not less than the Fair Market Value of MBC's common stock on the date of grant (all in accordance with, and as defined in, the Amended and Restated Directors' Compensation Plan).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During fiscal years 2010 and 2009, we were a participant in the following transactions in which (i) the amount involved exceeded the lesser of (A) $120,000, or (B) one percent of our total assets at year end for the last two completed fiscal years and (ii) a related person had or will have a direct or indirect material interest:

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

We have issued thirteen (13) promissory notes pursuant to a Master Line of Credit Agreement between the Company and UBA and one note on substantially similar terms, but unrelated to the Master Line of Credit Agreement, to UBA between September 1999 and March 2005. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to conversion rate protection as set forth in the UBA Notes then outstanding but which does not apply to the convertible note issued on March 2, 2005. The aggregate outstanding principal amount of the UBA Notes as of December 31, 2010 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,309,400, for a total amount due of $3,224,800.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. As of December 31, 2010, the outstanding principal and interest on the UBA Notes was convertible into 2,149,800 shares of our Common Stock.

As of February 28, 2011, the aggregate outstanding principal amount of the UBA Notes was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,324,100. The entire amount of the outstanding principal and accrual but unpaid interest is convertible into shares of our common stock at a conversion price of $1.50 per share. As of February 28, 2011, United Brewers of America beneficially owns approximately 24.8% of our outstanding Common Stock (excluding any shares issuable upon the conversion of the UBA Notes) and our Chairman, Dr. Vijay Mallya, is also the Chairman of the board of UBA. During fiscal years 2010 and 2009, the largest aggregate amount of principal outstanding was $1,915,400.  No principal or interest was paid during fiscal years 2010 or 2009.

License Agreement

In July 2001, we entered into a Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., a Delaware corporation affiliated with UB Limited, pursuant to which we obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. This agreement will remain in effect for as long as the Distribution Agreement (described below) between UBIUK and UBSN remains in effect. The Distribution Agreement is scheduled to expire in October 2013.

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

Brewing Agreement

On October 9, 1998, UBIUK and UBSN originally entered into a Brewing Agreement with Shepherd Neame, and on October 24, 2001, this agreement was amended by a Supplemental Agreement (together, the "Brewing Agreement").

The Brewing Agreement, which was entered into (and amended) in conjunction with the Loan Agreement described below, grants to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, and distribute  such products elsewhere in the Foreign Territory. UBIUK and UBSN further agreed that they would require any other distributor of such products (subject to applicable laws and regulations) to obtain such products directly from a company related to UBIUK or our subsidiaries and to refrain from seeking customers, or establishing a distribution network for such products, in the United Kingdom. In exchange, Shepherd Neame agreed to brew and/or supply Kingfisher Premium Lager and related products to UBSN for destinations within (and, with the consent of Shepherd Neame, outside) the United Kingdom. The price UBSN pays to Shepherd Neame for brewing Kingfisher Premium Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Premium Lager and other factors. For 2010, the purchases from Shepherd Neame by UBSN equaled approximately $14,663,500 at the average exchange rate in effect during 2010. For 2009, the purchases from Shepherd Neame by UBSN equaled approximately $15,446,700 at the average exchange rate in effect during 2009.

The dollar value of the brewing agreement cannot be accurately estimated.

Loan Agreement

Concurrently with the Brewing Agreement described above, UBSN and Shepherd Neame entered into a Loan Agreement, under which on or about October 24, 2001, Shepherd Neame advanced to UBSN £600,000 (the full amount available under the Loan Agreement), at a fixed interest rate of 5%, for general corporate purposes. This loan is payable in ten annual installments of £60,000 each, commencing on June 30, 2003 and continuing on each anniversary thereof until the Loan is fully repaid. Any remaining balance of principal or interest will become due and payable (and the loan will terminate) on June 30, 2013. It would be an event of default under the Loan Agreement, and the lender would have the right, at will, not only to cancel the Loan Agreement and accelerate all sums due under it, but also to terminate the Brewing Agreement, if UBSN were to terminate or default under the Brewing Agreement, or if either of the License Agreements that UBIUK and UBSN have entered into with UB Limited are terminated (except in accordance with their terms or in connection with the parties' entry into an equivalent Brewing Agreement or License Agreement). The aggregate amount of principal paid during each of 2010 and 2009 was £60,000 or $92,700 and $94,000 at the annual average exchange rate during 2010 and 2009, respectively.

Distribution Agreement

UBIUK entered into a Distribution Agreement with its wholly-owned subsidiary UBSN on October 9, 1998. Under this agreement, which was subsequently amended by a Supplemental Agreement dated as of October 24, 2001 (together, the "Distribution Agreement"), UBIUK granted UBSN an exclusive sublicense for the distribution of all lager and other beer products brewed or prepared for sale in the Foreign Territory, and a sublicense to use the Kingfisher trademark and trade name, to manufacture, package, market, distribute, and sell beer and other products using the Kingfisher trademark and logo, and to enter into a Brewing License Agreement described below. The Distribution Agreement, which also requires UBSN to pay UBIUK a royalty fee of 50 British pence (approximately $0.77 at the average exchange rates in effect during fiscal year 2010) for every 100 liters (26 gallons) of beer brewed for sale in the Foreign Territory, will expire in October 2013. The royalty due to UBIUK for the year 2010 was approximately $59,700 and for the year 2009 was approximately $62,800.

Brewing License Agreement

Effective October 26, 2001, we entered into a Brewing License Agreement with UBSN, under the terms of which UBSN granted us an exclusive license to brew and distribute Kingfisher Premium Lager in the United States, in exchange for a royalty, payable to UBSN, of eighty cents ($0.80) for each case of Kingfisher Premium Lager brewed by us under this agreement. The Brewing License Agreement expires pursuant to its terms in October 2013. MBC's Board of Directors has approved an extension of the Brewing License Agreement until October 2018. The royalty due to UBSN pursuant to the Brewing License Agreement for the year 2010 was approximately $116,700 and for the year 2009 was approximately $115,200.

Market Development Agreement

Concurrently with the Brewing Licenses Agreement described above, MBC and UBSN entered into a Market Development, General and Administrative Services Agreement (the "Market Development Agreement"), under the terms of which UBSN engaged MBC to perform a variety of advertising, promotional, and other market development activities in the United States in connection with Kingfisher beer and related consumer products (the "Products"), provide certain legal and business management support services to UBSN, and provide assistance with the establishment and management of distribution channels for the Products in the United States. In consideration for the services received under this agreement, UBSN agreed to pay service fees to MBC amounting in the aggregate to $1,500,000 over the period from 2001 through 2003. Such payments have been made in full and no additional payments are anticipated to be made in the future. The Market Development Agreement expires pursuant to its terms in 2013.   MBC's Board of Directors has approved an extension of the Market Development Agreement until October 2018.

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

COMPANY RELATIONSHIPS

UBA and Inversiones own 24.8% and 44.3% of the outstanding shares of our common stock respectively as of February 28, 2011.  UBA has also advanced us a principal amount of $1,915,400 under separate convertible notes. As of February 28, 2011 the principal amount outstanding on the notes together with the accrued interest is convertible into approximately 2,159,600 shares of common stock. Because UBHL is the ultimate parent of both UBA and Inversiones, UBHL is the ultimate beneficiary of 69.1% the shares of our common stock. Refer to "Item 12 - Security ownership of certain beneficial owners and management and related stockholder matters" above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has appointed PMB Helin Donovan, L.L.P. ("PMB"), as our independent auditors to perform the audit of our financial statements for the year 2010.

AUDIT FEES. The aggregate fees billed by PMB during the year 2010 for the audit of our annual consolidated financial statements was $99,700; fees of an additional $44,000 were billed to us during 2010 in connection with PMB’s review of interim financial statements in connection with our Quarterly Reports on Form 10-Q for that year. Such fees represented approximately 90% of the total fees for services billed to us by PMB during 2010.

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

AUDIT RELATED FEES. PMB did not bill us any amount in fees for assurance or related services in 2010 or 2009.

TAX FEES. The aggregate fees billed by PMB during 2010 for tax products and services related to the preparation of our tax returns other than those described in the foregoing paragraphs, was $16,500. Such fees represented approximately 10% of the total fees for services rendered to us by PMB during 2009.

The aggregate fees billed by PMB during 2009 for tax products and services related to the preparation of our tax returns, other than those described in the foregoing paragraphs, was $16,000. Such fees represented approximately 10% of the total fees for services rendered to us by PMB during 2009.

ALL OTHER FEES. During the year 2009 PMB billed us $9,365 related to review of our internal control documentation.  Such fees represented 5% of the total fees for services billed to us by PMB during 2009. PMB did not bill us for any amount towards fees for services other than those mentioned above during the years 2010 and 2009.

All audit and other services performed by PMB on our behalf are approved in advance by our audit committee.

We are not aware that any significant amount of the work done during the course of the audit of our 2010 and 2009 Financial Statements was performed by persons other than full-time, permanent, employees of PMB.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:

(1)	Audited financial statements and financial statement schedules

Report of PMB Helin Donovan, LLP, Independent Registered Auditors

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flow for the Years Ended December 31, 2010 and 2009

Notes to Financial Statements

(2)
FINANCIAL STATEMENT SCHEDULES. The financial statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K are listed above. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

(3)	LIST OF EXHIBITS.

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of Mendocino Brewing Company, Inc. as amended.
3.2	(T)	Bylaws of Mendocino Brewing Company, Inc., as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between Mendocino Brewing Company, Inc. and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15	(I)	Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21	(K)	Registration Rights Agreement Among Mendocino Brewing Company, Inc., United Breweries of America, Inc., H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.

10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and UBSN, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and UBSN, Ltd.

10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and UBSN, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and UBSN, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and UBSN, Ltd.
10.60	(T)	Brewing License Agreement between UBSN, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between UBSN, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and UBSN Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.

10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007.
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007.
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract).
10.92	(II)	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors' Compensation Plan, as amended (Management Contract).
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.
10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009.†
10.99	(NN)	Commercial Lease dated August 1, 2009 between Stewart's Shop Corp. and Releta Brewing Company LLC.
10.100	(OO)	Tenth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2010.
10.101	(OO)	Sixth Amendment to Convertible Promissory Notes, effective June 30, 2010.
10.102	(OO)	Employment Agreement with Damon Swarbrick (Management Contract).
10.103	(PP)	Letter of Support issued on behalf of UBSN by United Breweries (Holdings) Limited, dated March 25, 2010.
10.104	*	Letter of Support issued on behalf of UBSN by United Breweries (Holdings) Limited, dated February 15, 2011.
14.1	(V)	Code of Ethics
21.1	*	Subsidiaries of the Registrant
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	*	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.
32.2	*	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

† Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	MBC's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.
(B)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1995.
(C)	MBC's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.
(D)	MBC's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.
(F)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1996.
(G)	MBC's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1997.
(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.
(L)	MBC's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.
(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.
(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.
(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.
(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.
(S)	MBC's Current Report on Form 8-K filed as of February 19, 2002.
(T)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 2001.
(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.
(V)	MBC's Annual Report on Form 10-KSB for the year ended December 31, 2003.
(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.
(Z)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(BB)	MBC's Current Report on Form 8-K filed as of March 8, 2005.
(DD)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(EE)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(FF)	MBC's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(GG)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(HH)	MBC's Annual Report on Form 10-K for the period ended December 31, 2007.
(II)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(JJ)	MBC's Annual Report on Form 10-K for the period ended December 31, 2008.
(KK)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(LL)	MBC's Current Report on Form 8-K filed as of August 31, 2009.
(MM)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2009.
(NN)	MBC's Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(OO)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(PP)	MBC's Quarterly Report on Form 10-Q/A No. 1 for the period ended September 30, 2010.

(b)	Exhibit Attached The following Exhibits are attached to this Annual Report on Form 10-K:

10.104	Letter of Support issued on behalf of UBSN by United Breweries (Holdings) Limited, dated February 15, 2011.
21.1	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.
32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

(Registrant) MENDOCINO BREWING COMPANY, INC.

Date: March 31, 2011	By:	/s/Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

(Registrant) MENDOCINO BREWING COMPANY, INC.

Date: March 31, 2011	By:	/s/ Vijay Mallya
Dr. Vijay Mallya
Director and Chairman of the Board

Date: March 31, 2011	By:	/s/ Yashpal Singh
Yashpal Singh
President, Director and Chief Executive Officer

Date: March 31, 2011	By:	/s/ Scott R. Heldfond
Scott R. Heldfond, Director

Date: March 31, 2011	By:	/s/ Jerome G. Merchant
Jerome G. Merchant, Director

Date: March 31, 2011	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Secretary and Chief Financial Officer

Date: March 31, 2011	By:	/s/ H. Michael Laybourn
H. Michael Laybourn, Director

Date: March 31, 2011	By:	/s/ Kent Price
Kent Price, Director

Date: March 31, 2011	By:	/s/ Sury Rao Palamand
Sury Rao Palamand, Director

Mendocino Brewing Company, Inc.

Consolidated Financial Statements
For the Years Ended
December 31, 2010 and 2009

Mendocino Brewing Company, Inc.

Consolidated Financial Statements
For the Years Ended
December 31, 2010 and 2009

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Mendocino Brewing Company, Inc.
Ukiah, California

We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc. (“MBC”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mendocino Brewing Company, Inc. at December 31, 2010 and 2009, and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP
San Francisco, California
March 31, 2011

Mendocino Brewing Company, Inc.
Consolidated Balance Sheets
As of December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash	$69,200	$140,900
Accounts receivable, net of allowance for doubtful accounts	4,334,100	11,267,700
Inventories	1,756,700	1,862,600
Prepaid expenses	456,200	543,300

Total Current Assets	6,616,200	13,814,500

Property and Equipment (net of accumulated depreciation)	11,773,600	12,474,200

Other Assets
Deposits and other assets	105,100	288,200
Intangibles	47,600	47,600

Total Other Assets	152,700	335,800

Total Assets	$18,542,500	$26,624,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Secured lines of credit	$2,898,700	$3,126,200
Accounts payable	5,649,800	12,088,200
Accrued liabilities	1,547,700	1,504,100
Current maturities of notes to related parties	3,317,200	97,000
Current maturities of long-term debt	3,517,700	319,800
Current maturities of capital leases	90,300	142,700

Total Current Liabilities	17,021,400	17,278,000

Long-Term Liabilities
Notes to related parties less current maturities	92,400	3,327,800
Long term debt, less current maturities	-	3,509,500
Obligations under capital leases, less current maturities	64,600	161,500

Total Long-Term Liabilities	157,000	6,998,800

Total Liabilities	17,178,400	24,276,800

Stockholders' Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,427,262 shares issued and outstanding	15,043,300	15,043,300
Accumulated comprehensive income	531,700	436,800
Accumulated deficit	(14,438,500)	(13,360,000)

Total Stockholders' Equity	1,364,100	2,347,700

Total Liabilities and Stockholders' Equity	$18,542,500	$26,624,500

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ending December 31, 2010 and 2009

	2010	2009
Sales	$35,912,800	$35,866,700
Less excise tax	936,700	865,200

Net Sales	34,976,100	35,001,500

Cost of Goods Sold	25,651,300	26,565,900

Gross Profit	9,324,800	8,435,600

Operating Expenses
Marketing	5,529,900	4,642,800
General and administrative	4,339,400	4,270,700

Total Operating Expenses	9,869,300	8,913,500

Loss from Operations	(544,500)	(477,900)

Other Income (Expense)
Miscellaneous income	33,200	27,600
Gain on sale of asset	-	9,900
Interest expense	(557,600)	(572,700)

Total Other Expense, net	(524,400)	(535,200)

Loss before Income Taxes	(1,068,900)	(1,013,100)

Provision for Income Taxes	9,600	6,600

Net Loss	(1,078,500)	(1,019,700)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	94,900	(131,100)

Comprehensive Loss	$(983,600)	$(1,150,800)

Net Loss per common share (basic and diluted)	$(0.09)	$(0.08)

Weighted average common shares outstanding (basic and diluted)	12,427,262	12,274,801

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.
Consolidated Statements of Stockholders’ Equity
For the Years Ending December 31, 2010 and 2009

	Series A				Other Accumulated
	Preferred		Common		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Loss	Deficit	Equity
Balance December 31, 2008	227,600	$227,600	11,991,686	$14,902,300	$567,900	$(12,340,300)	$3,357,500

Stock issued for compensation			435,576	141,000			141,000
Net loss	-	-	-	-	-	(1,019,700)	(1,019,700)
Currency translation adjustment	-	-	-	-	(131,100)	-	(131,100)
Balance December 31, 2009	227,600	$227,600	12,427,262	$15,043,300	$436,800	$(13,360,000)	$2,347,700

Net loss	-	-	-	-	-	(1,078,500)	(1,078,500)
Currency translation adjustment	-	-	-	-	94,900	-	94,900

Balance December 31, 2010	227,600	$227,600	12,427,262	$15,043,300	$531,700	$(14,438,500)	$1,364,100

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.
Consolidated Statements of Cash Flows
For the Years Ending December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,078,500)	$(1,019,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,084,700	1,086,400
Provision for doubtful accounts	135,900	421,200
Gain on the sale of assets	-	(9,900)
Interest accrued on related party notes	91,000	91,000
Non-cash compensation	-	141,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6,321,900	(4,082,300)
Decrease in inventories	105,900	2,600
(Increase) decrease in prepaid expenses	69,800	(327,200)
Decrease in deposits and other assets	160,300	900
Increase (decrease) in accounts payable	(5,955,200)	5,261,200
Increase (decrease) in accrued liabilities	75,900	(80,600)

Net cash provided by operating activities	1,011,700	1,484,600

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(394,200)	(434,900)
Proceeds from sale of fixed assets	-	12,700

Net cash used in investing activities:	(394,200)	(422,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment on lines of credit	(153,400)	(655,600)
Repayment on long-term notes	(311,600)	(307,100)
Repayment on related party notes	(92,700)	(94,000)
Payments on obligations under capital leases	(142,200)	(140,300)

Net cash used in financing activities:	(699,900)	(1,197,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10,700	1,800

Net Change in Cash	(71,700)	(132,800)

Cash at beginning of period	140,900	273,700

Cash at end of period	$69,200	$140,900

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$466,600	$481,700
Income taxes	$9,600	$6,600

Non-cash investing and financing activities:
Common stock issued for compensation	$-	$141,000
Seller financed equipment	$-	$98,700

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1.           Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., ("the Company" or "MBC"), was formed in 1983 in California, has operating subsidiaries, Releta Brewing Company, LLC, ("Releta"), and United Breweries International (UK) Limited ("UBIUK").  In the United States (“US”), MBC and its subsidiary, Releta, operate two breweries that produce beer and malt beverages for the specialty "craft" segment of the beer market.  The breweries are located in Ukiah, California and Saratoga Springs, New York.  The majority of sales for Mendocino Brewing Company in the US are in California.  The Company brews several brands, of which Red Tail Ale is the flagship brand.  In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Lager Beer in the US. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws.

The Company's United Kingdom (“UK”) subsidiary, UBIUK, is a holding company for UBSN Limited (“UBSN”).  UBSN is a distributor of alcoholic beverages, mainly Kingfisher Lager Beer, in the United Kingdom and Europe.  The distributorship is located in Maidstone, Kent in the United Kingdom.

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

Basis of Presentation and Organization

The financial statements for the years ended December 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States.  The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Cash and Cash Equivalents, Short- and Long-Term Investments

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages.  The Company has approximately $4,300 in cash deposits and $2,579,500 of accounts receivable due from customers located in the UK as of December 31, 2010.

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect us. As of December 31, 2010, unions represented approximately 22% of our US workforce. On that date, the Company had approximately fourteen employees at its California ("CA") facility who were working under a collective bargaining agreement. The agreement covering the CA facility expires on July 31, 2013.

Foreign Operations

Approximately 22% of the Company’s assets are located in the UK.  Although this country is considered economically stable and the Company has experienced no notable burden from foreign exchange transactions, export duties, or government regulations, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms.  Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility.  If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2010 and 2009, the Company maintained a reserve of $617,400 and $504,900 of potentially doubtful accounts receivable, respectively.  Bad debt expenses totaled $57,700 and $512,000 for the years ended December 31, 2010 and 2009, respectively.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Property and Equipment

Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the assets' estimated useful lives.  Leasehold improvements are amortized over the shorter of the life of the related asset or the life of the lease.  The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate.  Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized.  When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in the statement of operations.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of its long-lived assets periodically in accordance with the provisions of Accounting Standards Codification (ASC) 360, (Accounting for the Impairment and Disposal of Long-Lived Assets).  The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  Long-lived assets that management commits to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2010 and 2009, the Company recorded no impairment losses related to long-lived assets.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Intangibles

Intangibles consist of trade names and trademarks.  Purchased trademarks are initially measured based on their fair values.  Trademarks include purchased trademarks, brand names, logos or other recognizable symbols associated with the Company's products.  Trademarks are not amortized because they have indefinite lives.  Assets determined to have indefinite lives are no longer amortized in accordance with SASC 350, Goodwill and Other Intangibles, but are tested for impairment on an annual basis.  The carrying amount of intangibles not subject to amortization is $47,600 as of December 31, 2010 and 2009.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset's carrying amount may not be recoverable.  Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.  The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it.  If the sum of the expected future net cash flows is less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.  The fair value is measured based on quoted market prices, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.  The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  During the years ended December 31, 2010 and 2009, the Company recorded no impairment losses related to intangible assets.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt.  Deferred financing costs were $311,300, and the related accumulated amortization at December 31, 2010 and 2009 was $278,600 and $213,300, respectively.  Amortization of deferred financing costs charged to operations was $65,300 for both the years ended December 31, 2010 and 2009.  The Company will continue to amortize these fees through 2011.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Income Taxes

The Company using the asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards.  A valuation allowance is established to reduce the deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The Company  periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax benefits for the years ending December 31, 2010 and 2009.

Revenue Recognition

The Company recognizes revenue from product sales, net of discounts, only when all of the following criteria have been met:

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

"Collectability is Reasonably Assured" – The Company determines that collectability is reasonably assured prior to recognizing revenue.  Collectability is assessed on a customer-by-customer basis based on criteria outlined by management.  The Company does not enter into arrangements unless collectability is reasonably assured at the outset.  Existing customers are subject to ongoing credit evaluations based on payment history and other factors.  If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

The Company records  certain consideration paid to customers for services or placement fees as a reduction in revenue rather than as an expense.  The Company reports these items on the statement of operations as a reduction in revenue and as a corresponding reduction in marketing and selling expenses.

Revenues from the brewpub and gift store are recognized when sales have been completed.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Excise Taxes

The federal government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing less than 2.0 million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18 per barrel for each barrel in excess of 60,000. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. Sales as presented in the Company’s statements of operations, reflect the amount invoiced to the Company’s wholesalers and other customers. Excise taxes due to federal and state agencies are not collected from the Company’s customers, but rather are the responsibility of the Company. Net sales, as presented in the Company’s statements of operations, are reduced by applicable federal and state excise taxes. In the UK, excise taxes are paid by the manufacturer and not by the Company.

Discounts

To further promote retail bottled product sales and in response to local competitive conditions, the Company regularly offers “post-offs,” or price discounts, to distributors in most of its markets. Distributors and retailers usually participate in the cost of these price discounts.  Net sales, as presented in the Company's statements of operations, are reduced by applicable price discounts.

Chargebacks and Sales Reserves

 The Company has estimated reserves for chargebacks for promotional expenses by distributors. The Company estimates its reserves by utilizing historical information and current contracts. In estimating chargeback reserves, the Company analyzes actual chargeback amounts and applies historical chargeback rates to estimates potential chargeback. The Company routinely assesses its experience with distributors and adjusts the reserves accordingly. If actual chargebacks and other rebates are greater than the Company's estimates, additional reserves may be required. Revisions to estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Taxes Collected From Customers

Taxes collected from customers and remitted to tax authorities are sales tax collected from our retail customers. State and federal excise taxes on beer shipments are the responsibility of the company and included in our selling price.  Excise taxes on shipments are shown in a separate line item in the consolidated statement of operations as reduction of gross sales.  Sales taxes collected from customers are recognized as a liability, with the liability subsequently reduced when the taxes are remitted to the tax authority.  Total sales taxes collected from customers and remitted to tax authorities were not material in 2010 and 2009.

Delivery Costs

In accordance with ASC 605, (Shipping and Handling Fees and Costs) the company reports pass-through freight costs on beer shipped to independent beer wholesalers in cost of sales.  Reimbursements of these costs by wholesalers are reported in sales.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Non-pass-through costs incurred by the Company to deliver beer to wholesalers are included in marketing, distribution and administrative expenses.  These costs are considered marketing related because in addition to product delivery, wholesalers provide marketing and other customer service functions to customers including product display, shelf space management, distribution of promotional materials, and product rotation.  Shipping costs included in marketing expense totaled $777,700 and $604,200, for the years ended December 31, 2010 and 2009, respectively.

Basic and Diluted Loss per Share

The net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding and excluding any potential dilution. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes.  Diluted net loss per share was the same as basic net loss per share for 2010 and 2009, since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses.  The following table sets forth the computation of basic and diluted net loss per common share:

	Year ended December 31,
	2010	2009
Net loss – available to common shareholders	$(1,078,500)	$(1,019,700)
Weighted average common shares outstanding: Basic and diluted	12,427,262	12,274,801
Total shares outstanding at end of period	12,427,262	12,427,262
Net loss per common share: basic and diluted	$(0.09)	$(0.08)

The following potential shares are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive:

	Year Ended December 31,
	2010	2009
Convertible Notes	$2,149,800	$2,089,200
Potential equivalent shares excluded	2,149,800	2,089,200

Foreign Currency Translation

The Company has subsidiaries located in the UK, where the local currency, UK Pound Sterling, is the functional currency. Financial statements of these subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses.  Cumulative translation adjustments associated with net assets or liabilities are reported in non-owner changes in equity.  Any exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred, in the same financial statement caption as the underlying transaction, and are not material for any year shown.

Cash at UBIUK was translated at exchange rates in effect at December 31, 2010 and 2009, and its cash flows were translated at the average exchange rates for the years then ended.  Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Advertising

Advertising costs are expensed as incurred and were $1,355,600 and $1,005,000 for the years ended December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments

Fair Value

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). For financial assets and liabilities that are periodically re-measured to fair value, the Company discloses a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs.

At December 31, 2010 and 2009, the Company had no financial assets or liabilities that required periodic re-measurement at fair value.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at December 31, 2010 and 2009 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of the Company's net loss and changes in equity from non-stockholder sources. The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

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

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Recent Accounting Pronouncements

In January 2010, an update was made to the Fair Value Measurements and Disclosures topic of the FASB codification that requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers into and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements. This update was effective for fiscal years beginning after December 15, 2009 except for Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010. The portion of the update which was effective for fiscal years beginning after December 15, 2009 did not have an impact on our consolidated financial statements. The portion of the update which is effective for fiscal years beginning after December 15, 2010 is not expected to have an impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2.           Liquidity and Management Plans

At December 31, 2010, we had cash and cash equivalents of $69,200, an accumulated deficit of $14,438,500, and a working capital deficit of $10,405,200.  $6,639,700 of the working capital deficit relates to our U.S. operations and is substantially due to the fact that our outstanding credit facilities with Marquette Business Credit, Inc. ("Marquette") and Grand Pacific Financing Corporation ("Grand Pacific")  are both scheduled to mature in June 2011.  In addition, our outstanding convertible promissory notes with United Breweries of America, Inc. ("UBA") which are currently subordinated to the Marquette and Grand Pacific credit facilities are also scheduled to mature in June 2011.  The $3,765,500 balance of our working capital deficit relates to our international operations and specifically losses incurred since 2005 in connection with our subsidiary  UBSN's operations in the UK.  (For additional information, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.")

We have had a history of past losses in our domestic operations in the United States as substantial infrastructure costs were incurred in advance of obtaining customers and generating revenue.  From March 31, 2009 to June 30, 2010, we were not in compliance with two financial covenants contained in our secured credit facility with Marquette.  As a result, a higher default interest rate under such credit facility has been assessed to us by Marquette with effect from April 1, 2009. As of December 31, 2010, we are again in compliance with such financial covenants.

We have significant debt that matures in June 2011, totaling $9,733,600. The Company is in the process of refinancing this debt and management believes they will be able to refinance the debt beyond December 31, 2011.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On February 15, 2011, United Breweries (Holdings) Limited ("UBHL") issued a letter of financial support on behalf of UBSN (the "Letter of Support"), to UBSN's accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to UBSN to ensure that UBSN is able to meet its financial obligations as and when they fall due.  There is no maximum dollar limit on the amount of funds which UBHL will provide to UBSN specified in the Letter of Support.  The type of financial support provided by UBHL and the terms of such financial support are not specified in the Letter of Support.  UBHL's financial support to UBSN is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India to the United Kingdom.  The Letter of Support was issued for at least a one year minimum period which runs through February 14, 2012.  Our management intends to request that UBHL continue to keep the Letter of Support in force beyond the minimum specified period, if necessary.  UBHL controls our two largest shareholders, UBA and Inversiones Mirabel S.A., respectively, and as such UBHL is our indirect majority shareholder.  UBHL represented in the Letter of Support that it has the requisite financial resources to meet its commitment to UBSN under the Letter of Support.  Our Chairman of the Board of Directors, Dr. Vijay Mallya, is also the Chairman of the Board of Directors of UBHL.

Our Management has taken several actions to enable us to meet our working capital needs through December 31, 2011, including reductions in discretionary expenditures, optimization of pricing and discounts to increase margins, acquisitions of brands to increase sales volume, introduction of new products and new packaging, and the expansion of our business in new territories.  In addition, we have also secured additional brewing contracts in an effort to utilize a portion of our excess production capacity.   We are in discussion with current and potential lenders to extend or refinance our credit facilities with Marquette and Grand Pacific which will mature in June 2011.  Convertible promissory notes from UBA will continue to remain subordinated to other lenders. We may also seek additional capital infusions to support our operations.

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

3.           Inventories

Inventories, consisting of materials, materials overhead, labor, and manufacturing overhead, are stated at the lower of average cost or market (net realizable value) and consist of the following at December 31:

	2010	2009
Raw materials	$684,400	$591,600
Work-in-progress	224,700	241,300
Finished goods	818,300	988,800
Merchandise	29,300	40,900
	$1,756,700	$1,862,600

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

4.           Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2010	2009
Machinery and equipment	$11,788,200	$11,840,800
Buildings	7,222,100	7,222,100
Equipment under capital lease	233,800	233,800
Land	810,900	810,900
Leasehold improvements	1,440,900	1,456,800
Vehicles	367,700	425,200
Furniture and fixtures	262,500	498,900
Equipment in progress	6,500	6,700
	22,132,600	22,495,200
Less: Accumulated depreciation and amortization	(10,359,000)	(10,021,000)
	$11,773,600	$12,474,200

Amortization of assets under capital leases is included in depreciation and amortization expense. The total depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $1,084,700 and $1,086,400, respectively.

5.           Line of Credit

In November 2006, Marquette Business Credit, Inc. provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2011.  The borrowings are collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC’s and Relata’s eligible inventory located in the US.  This facility carries interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all assets, excluding real property, of Releta and MBC.

The Company retains the right to recall any of the collateralized receivables under the line of credit, and the receivables are subject to recourse.  Therefore, the transaction does not qualify as a sale. Included in the Balance Sheets as receivable at December 31, 2010, are account balances totaling $1,754,600 of uncollected receivables collateralized to the financial institution under this facility. The amount outstanding on this line of credit as of December 31, 2010 was approximately $1,621,200. The credit agreements contain financial covenants, and violations of these covenants result in the Company incurring a higher interest rate.  At December 31, 2009, the Company was in default on two of the financial covenants. As of December 31, 2010, the Company is again in compliance with such financial covenants and the Company is in discussions with Marquette to adjust interest rates back to the non-default interest rates.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to UBSN Limited for a maximum amount of £1,750,000 (US $2,693,600) based on 80% prepayment against qualified accounts receivable related to UBSN's United Kingdom customers.  The initial term of the facility is for a period of one year after which the facility can be terminated by either party by providing the other party a notice of six months.  The facility carries an interest rate of 1.38% above RBS base rate and a service charge of 0.10% of each invoice discounted.  The amount outstanding on this line of credit as of December 31, 2010 was approximately $1,277,500.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

6.           Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	2010	2009
Notes to a financial institution, payable in monthly installment of $20,500, plus interest at one month LIBOR plus 5.25% with a balloon payment of $622,400 in June 2011; secured by substantially all assets of the Releta Brewing Company and Mendocino Brewing Company excluding real property at Ukiah.	$745,400	$991,400

Note to a financial institution, payable in monthly installment of $17,900 including interest at prime plus 1.75% with a balloon payment of approximately $2,737,000 in June 2011, secured by property in Ukiah, CA.	2,772,300	2,837,900
	3,517,700	3,829,300
Less current maturities	3,517,700	319,800
	$-	$3,509,500

7.           Capital Lease Obligations

The Company leases certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases.  The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2010, are as follows:

Year Ending December 31,
2011	$102,700
2012	71,900
2013	19,600
194,200
Less amounts representing interest	(39,300)
Present value of minimum lease payments	154,900
Less current maturities	(90,300)
Non-current leases payable	$64,600

Depreciation expense related to capital leases was $74,900 and $47,500 for the years ended December 31, 2010 and 2009, respectively.

8.           Notes to Related Party – Subordinated

Notes payable to a related party consist of unsecured convertible notes to United Breweries of America (UBA), with interest at the prime rate plus 1.5%, but not to exceed 10% per year.  The notes are convertible into common stock at $1.50 per share.  On December 28, 2001, the Company entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to conversion rate protection as set forth in the notes then outstanding but which does not apply to the convertible note issued on March 2, 2005. The notes have been extended until June 2011.  UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific Financing Corporation and Marquette Business Credit, Inc., both maturing in June 2011.  Accordingly, the entire amount due of $3,317,200 as of December 31, 2010 under the notes is classified as a current liability.  The notes include $1,309,400 and $1,218,400 of accrued interest at December 31, 2010 and 2009, respectively.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Notes payable also includes the balance of an unsecured loan from Shepherd Neame Limited to UBSN Limited payable in annual installment of $92,400 with interest at 5% per year and maturing June 2012.  The amounts outstanding, under this loan as of December 31, 2010 and 2009 were $184,800 and $291,000 respectively.

Payments due during Year Ending December 31,
2011	$3,317,200
2012	92,400
$3,409,600

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

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Ukiah, California; land at its Saratoga Springs, New York, facility; a building in the UK; and certain equipment.  The New York lease includes a renewal option for three additional five-year periods, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index.  The leases begin expiring in 2011.  Rent expense charged to operations was $273,400 and $243,300 for the years ended December 31, 2010 and 2009.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Future minimum lease payments under these agreements are as follows:

Year Ending December 31,
2011	$276,600
2012	268,000
2013	243,400
2014	165,700
2015	5,000
Thereafter	-
$958,700

Keg Management Agreement

In September 2009, the Company renewed the keg management agreement with MicroStar Keg Management LLC.  Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee depending on the applicable territory.  The agreement is effective for five years ending in September 2014.  If the agreement is terminated, the Company is required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar.  The Company expects to continue this relationship.  Rental expense associated with this agreement was $59,700 and $53,100 for the years ended December 31, 2010 and 2009, respectively. This annual fee is not included in the above future minimum lease payments.

10.           Related-Party Transactions

The Company conducts business with United Breweries of America (UBA), which owns approximately 25% of the Company's common stock.  Additionally, UBSN Limited has significant transactions, amounting to 27% of its sales in the year ending December 31, 2010, with Shepherd Neame, Ltd., which is a related party to a former Board member. The following table reflects balances outstanding and the value of the transactions with these related parties for the years ended December 31, 2010 and 2009:

	2010	2009
TRANSACTIONS
Gross sales to Shepherd Neame Ltd.	$5,438,100	$6,620,700
Purchases from Shepherd Neame Ltd.	14,663,500	15,446,700
Expenses reimbursement to Shepherd Neame Ltd.	1,091,000	1,031,100
Interest expenses associated with UBA notes (see note 8)	91,000	91,000
Interest paid to Shepherd Neame Ltd. (see note 8)	11,600	16,400
ACCOUNT BALANCES
Accounts payable and accrued liabilities to Shepherd Neame Ltd.	4,248,600	10,577,700
Accounts receivable and prepayments to Shepherd Neame Ltd.	276,200	5,774,700

11.           Major Customers

Gross sales to the top five customers totaled $10,646,900 and $11,972,100 for the years ended December 31, 2010 and 2009, which represents 30% and 33% of sales for the years ended December 31, 2010 and 2009, respectively. Gross sales to Shepherd Neame for the years ended December 31, 2010 and 2009 was $5,438,100 and $6,620,700, respectively which represented 15% and 18% of revenue, respectively. No other customers individually represent greater than 5% of revenue.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

12.           Stockholders' Equity

Independent outside members of the Board of Directors are compensated for attending Board of Directors and committee meetings either in cash or through the issuance of common stock, which is at the Company’s discretion.  Expenses related to this compensation totaled $88,000 and $93,000 for the years ended December 31, 2010 and 2009 respectively and are included in general and administrative expenses on the statements of operations. Of these amounts, $28,000 and $57,000 remains unpaid at December 31, 2010 and 2009, respectively.

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

13.           Income Taxes

The accumulated losses during the past in the U.S. operations has resulted in the Company determining that the deferred tax assets associated with net operating loss carryforwards and investment tax credits may expire prior to utilization.  The Company recorded a valuation allowance of $5,095,600 for deferred tax assets.  The Company also has $68,400 of California Manufacturers' Investment Tax Credits that can be carried forward to reduce future taxes.  These credits begin expiring in 2011.

The federal and state income tax provision (benefit) is summarized as follows:

	Year Ended December 31
	2010	2009
Current:
Federal	$-	$-
State	9,600	6,600
	9,600	6,600
Deferred:
Federal	$-	$-
State	-	-
	-	-
Foreign – United Kingdom Current Deferred	$-	$-
Total provision (benefit) for income taxes	-	-

Deferred income taxes include the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s effective income tax rate is different than what would be expected if the federal statutory rate were applied to income(loss) before income taxes primarily because of losses in foreign subsidiaries, certain expenses deductible for financial reporting purposes that are not deductible for tax purposes, and operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The major temporary differences that give rise to the deferred tax assets and liabilities are as follows: inventory capitalization, provision for doubtful accounts, depreciation, net operating losses carryforwards, and certain state tax credits

For the years ended December 31, 2010, and December 31, 2009, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For financial reporting purposes, the Company has incurred a loss in each periods presented. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010, and December 31, 2009.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	2010	2009
Benefit of net operating loss carryforwards	$6,501,200	$6,005,000
Undistributed earnings of UBIUK	(352,800)	(371,300)
Investment in UBIUK	366,800	366,800
Depreciation and amortization	(1,742,700)	(1,513,800)
Other	323,100	(284,100)
Subtotal	5,095,600	4,202,600
Less valuation allowance	(5,095,600)	(4,202,600)
Total	$-	$-

The Company has net operating losses available for carry forward. The US Federal net operating losses total approximately $12,750,700 and expire beginning 2013 and ending in 2027. The US state operating losses total approximately $2,464,200 and expire beginning 2012 and ending 2027. The Company’s UK operating losses total approximately $2,140,700 and they do not expire.

Tax years that remain open for examination by the Internal Revenue Service include 2007, 2008, 2009, and 2010 (expected to be filed in 2011), and by the State of California include 2006 through 2010.  In addition, tax years from 1997 to 2003 may be subject to examination by the Internal Revenue Service to the extent that the Company utilizes the net operating losses from those years in its current or future year tax returns.

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

14.           Segment Information

The Company's business presently consists of two segments.  The first is brewing for wholesale to distributors and sale along with merchandise at the Company's brewpub and retail merchandise store to be relocated in Ukiah, California and at Saratoga Springs brewery in the state of New York.  This segment accounted for approximately 44% and 42% of the Company's gross sales during the years 2010 and 2009, respectively.  The second consists of distributing alcoholic beverages to retail establishments and restaurants in the UK and Europe.  This segment accounted for approximately 58% of the Company's gross sales during 2010 and 2009.  A summary of each segment is as follows:

	Year Ended December 31, 2010
	Brewing Operations	Distributor Operations	Corporate and Other	Total
Sales	$15,846,600	$20,066,200		$35,912,800
Operating income (loss)	618,100	(1,162,600)		(544,500)
Identifiable assets	12,158,500	4,051,500	2,332,500	18,542,500
Depreciation and amortization	609,200	475,500		1,084,700
Capital expenditures	56,100	338,100		394,200

	Year Ended December 31,2009
	Brewing Operations	Distributor Operations	Corporate and Other	Total
Sales	$15,118,200	$20,748,500		$35,866,700
Operating income (loss)	173,200	(651,100)		(477,900)
Identifiable assets	12,752,200	11,632,900	2,239,400	26,624,500
Depreciation and amortization	585,900	500,500		1,086,400
Capital expenditures	132,500	401,100		533,600

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

15.           Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBIUK, has retained losses of approximately £1,700,000 as of December 31, 2010.  Under UBSN's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earnings drop below £1,000,000.  Condensed financial information of the United States operations is as follows:

Balance Sheets	2010	2009

Assets
Cash and cash equivalents	$64,900	$46,700
Accounts receivable, net	1,754,600	1,695,500
Inventories	1,756,700	1,862,600
Other current assets	360,300	161,400
Total current assets	3,936,500	3,766,200

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	10,401,800	10,889,600
Other assets	152,700	335,800
Total assets	$15,716,000	$16,216,600

Liabilities
Line of credit	$1,621,200	$1,562,900
Accounts payable	1,265,700	1,546,900
Accrued liabilities	899,700	831,400
Current maturities of notes payable to related party	3,224,800	-
Current maturities of debt and capital leases	3,564,800	381,500
Total current liabilities	10,576,200	4,322,700

Intercompany payable	17,900	275,100
Long-term debt and capital leases	49,700	3,594,800
Notes to related parties	-	3,133,800
Total liabilities	10,643,800	11,326,400

Stockholders' equity
Common stock	15,043,300	15,043,300
Preferred stock	227,600	227,600
Accumulated deficit	(10,198,700)	(10,380,700)
Total stockholders' equity	5,072,200	4,890,200
Total liabilities and stockholders' equity	$15,716,000	$16,216,600

Mendocino Brewing Company, Inc.
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

16.           Unrestricted Net Assets (continued)

Statement of Operations	2010	2009

Net sales	$14,909,900	$14,253,000
Cost of goods sold	11,127,500	11,008,000
Selling, marketing, and retail expenses	1,470,800	1,257,600
General and administrative expenses	1,810,200	1,929,400
Income from operations	501,400	58,000

Other income and (expense)
Interest expenses	(468,000)	(465,700)
Other income	158,200	160,100
Provision for taxes	(9,600)	(6,600)
	(319,400)	(305,600)
Net income (loss)	$182,000	$(254,200)

Statements of Cash Flows	2010	2009

Cash flows from operating activities	$635,000	$891,300
Cash flow from investing activities
Purchase of property and equipment	(56,100)	(132,500)
Proceeds from sale of assets	-	9,300
Net cash flows from investing	(56,100)	(123,200)
Cash flow from financing activities
Net borrowings (repayments) on line of credit	58,300	(199,100)
Repayment of long-term debt	(311,600)	(307,100)
Payment on obligations under capital leases	(50,200)	(61,800)
Net change in inter company payable	(257,200)	(258,800)
Net cash flows from financing activities	(560,700)	(826,800)
Cash, beginning of year	46,700	105,400
Cash, end of year	$64,900	$46,700