Form 10-Q
period 2011-03-31
MENDOCINO BREWING CO INC
filed 2011-05-12
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2011

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_________________to_____________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  The number of shares of the issuer's common stock outstanding as of May 11, 2011 is 12,427,262.

PART I

Item 1.	Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Current Assets
Cash	$248,300	$69,200
Accounts receivable, net	5,107,000	4,334,100
Inventories	1,927,400	1,756,700
Prepaid expenses	518,500	456,200

Total Current Assets	7,801,200	6,616,200

Property and Equipment, net
	11,671,900	11,773,600
Other Assets
Deposits and other assets	135,700	105,100
Intangibles, net	47,600	47,600

Total Other Assets	183,300	152,700

Total Assets	$19,656,400	$18,542,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Secured lines of credit	$2,446,800	$2,898,700
Accounts payable	6,993,300	5,649,800
Accrued liabilities	1,985,200	1,547,700
Current maturities of notes to related parties	3,343,500	3,317,200
Current maturities of long-term debt	3,440,600	3,517,700
Current maturities of obligations under capital leases	92,100	90,300
Total Current Liabilities	18,301,500	17,021,400

Long-Term Liabilities
Notes to related parties less current maturities	96,300	92,400
Obligations under capital leases, less current maturities	39,200	64,600

Total Long-Term Liabilities	135,500	157,000

Total Liabilities	18,437,000	17,178,400

Stockholders' Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,427,262 shares issued and outstanding	15,043,300	15,043,300
Accumulated comprehensive income	416,300	531,700
Accumulated deficit	(14,467,800)	(14,438,500)

Total Stockholders' Equity	1,219,400	1,364,100

Total Liabilities and Stockholders' Equity	$19,656,400	$18,542,500

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011		2010

Sales		$9,438,700		$8,603,300
Less excise taxes		203,800		168,200
Net Sales		9,234,900		8,435,100
Cost of goods sold		6,615,900		6,290,000
Gross Profit		2,619,000		2,145,100
Operating Expense
Marketing		1,415,800		1,405,300
General and administrative		1,099,200		1,028,900
Total Operating Expense		2,515,000		2,434,200

Income (loss) from operations		104,000		(289,100)

Other income (expense):
Other income		2,500		7,100
Interest expense		(128,700)		(132,700)
Total Other Expense		(126,200)		(125,600)

Loss before income taxes		(22,200)		(414,700)

Provision for income taxes		7,100		2,600

Net loss		(29,300)		(417,300)

Foreign currency translation gain (loss)		(115,400)		117,800

Comprehensive Loss	$	(144,700)	$	(299,500)

Net loss per common share (basic and diluted)	$	(0.00)	$	(0.03)

Weighted average common shares outstanding
Basic and diluted		12,427,262		12,427,262

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(29,300)	$(417,300)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	282,000	269,300
Allowance for doubtful accounts	(20,000)	9,400
Interest accrued on related party debt	22,400	22,400
Changes in:
Accounts receivable	(650,200)	5,556,400
Inventories	(170,700)	(6,700)
Prepaid expenses	(58,000)	329,900
Deposits and other assets	(38,900)	11,200
Accounts payable	1,155,300	(4,690,700)
Accrued liabilities	409,400	(257,800)
Net cash provided by operating activities	902,000	826,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and leasehold improvements	(105,700)	(112,700)
Net cash used in investing activities	(105,700)	(112,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment on line of credit	(505,600)	(582,000)
Repayment on long-term debt	(77,100)	(78,100)
Payments on obligations under long term leases	(26,000)	(36,500)
Net cash used in financing activities	(608,700)	(696,600)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,500)	9,900

NET CHANGE IN CASH	179,100	26,700

CASH, beginning of period	69,200	140,900

CASH, end of period	$248,300	$167,600

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,100	$2,600
Interest	$106,300	$110,300

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.	Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., ("the Company" or "MBC"), was formed in 1983 in California and has two operating subsidiaries: Releta Brewing Company, LLC, ("Releta"), and United Breweries International (UK) Limited ("UBIUK").  In the United States (“US”), MBC and its subsidiary, Releta, operate two breweries that produce beer and malt beverages for the specialty "craft" segment of the beer market.  The breweries are located in Ukiah, California and Saratoga Springs, New York.  The majority of sales for Mendocino Brewing Company in the US are in California.  The Company brews several brands, of which Red Tail Ale is the flagship brand.  In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Lager Beer in the US. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws.

The Company's United Kingdom (“UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe Limited,(“KBEL”) which was formerly known as UBSN Limited (“UBSN”). UBSN officially changed its name on March 30, 2011 to KBEL.  KBEL is a distributor of alcoholic beverages, mainly Kingfisher Lager Beer, in the UK and Europe.  The distributorship is located in Maidstone, Kent in the UK.

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

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the three months ended March 31, 2011 compared to what was previously disclosed in the our Annual Report on 10-K for the year ended December 31, 2010.

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

Fair Value of Financial Instruments.

The Company considers the recorded value of certain of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, to approximate the fair value of the respective assets and liabilities at March 31, 2011 and December 31, 2010 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

Revenue Recognition.

The Company recognizes revenue from the brewing and distribution operations in accordance with Accounting Standards Codification ("ASC") 605 of the Financial Accounting Standards Board ("FASB").  The Company recognizes revenue from product sales, net of discounts.

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

"Delivery Has Occurred or Services Have Been Performed" – The Company delivers the products prior to recognizing revenue or performs services as per contractual terms. Product is considered delivered upon delivery to a customer's designated location and services are considered performed upon completion of Company's contractual obligations.

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

Revenues from the Company's brewpub and gift store are recognized when sales have been completed.

The Company has agreements with Shepherd Neame, Limited ("Shepherd Neame") to produce, market and distribute Kingfisher Lager in the UK. See Notes 6 and 9 of the Financial Statements regarding transactions with Shepherd Neame.  The Company invoices Shepherd Neame based on an agreed transfer price per unit, which is subject to revision upon reconciliations based on contractual formulas.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. Deferred financing costs were $311,300, and the related accumulated amortization at March 31, 2011 was $295,000.  Amortization of deferred financing costs charged to operations was $16,300 for the quarters ended March 31, 2011 and 2010.  We will continue to amortize these fees until the second quarter of the year 2011.  When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Concentration of Credit Risks

Financial instruments that potentially subject us to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the UK. Substantially all of the Company's cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages.  The Company has approximately $122,200 in cash deposits and $3,154,600 of accounts receivable due from customers located in the UK as of March 31, 2011.

Income Taxes

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

For the three months ended March 31, 2011, and March 31, 2010, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. For financial reporting purposes, the Company has incurred a loss in each period presented. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2011, and December 31, 2010.

Basic and Diluted Earnings (Loss) per Share

The basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Basic net earnings (loss) per share exclude the dilutive effect of stock options or warrants and convertible notes.  If our operations result in net loss for any period, diluted net loss per share would be the same as basic net loss per share, since the effect of any potentially dilutive securities would be anti-dilutive. Therefore, the conversion of the related party notes has been excluded from our calculation of net loss per share. The computations of basic and dilutive net loss per share are as follows:

	Three months ended
	3/31/2011	3/31/2010
Net loss	$(29,300)	(417,300)
Weighted average common shares outstanding	12,427,262	12,427,262
Basic and diluted net loss per share	$(0.00)	(0.03)

Foreign Currency Translation

The assets and liabilities of UBIUK were translated at the UK pound sterling - US dollar exchange rates in effect at March 31, 2011 and December 31, 2010, and the statements of operations were translated at the average exchange rates for each of the three months ended March 31, 2011 and 2010.  Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity.  Cash at UBIUK was translated at exchange rates in effect at March 31, 2011 and December 31, 2010, and its cash flows were translated at the average exchange rates for each of the three months ended March 31, 2011 and 2010.  Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US includes having the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results. Significant estimates include the allowance for bad debts, depreciation and amortization periods, and the future utilization of deferred tax assets.

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of our net income (loss) and changes in equity from non-stockholder sources. The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

The components of other comprehensive income for the three months ended March 31, 2011 and 2010 are reflected as a separate item in the statement of operations.

Reportable Segments

We manage our operations through two business segments: brewing operations, including tavern and tasting room operations (domestic) and distributor operations (international).  The international business segment sells our products outside the US.

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

At March 31, 2011, we had cash and cash equivalents of $248,300, an accumulated deficit of $14,467,800, and a working capital deficit of $10,500,300.  $6,544,000 of the working capital deficit relates to our US operations and is substantially due to the fact that our outstanding credit facilities with Marquette Business Credit, Inc. ("Marquette") and Grand Pacific Financing Corporation ("Grand Pacific") are both scheduled to mature in June 2011.  In addition, our outstanding convertible promissory notes with United Breweries of America, Inc. ("UBA"), which are currently subordinated to the Marquette and Grand Pacific credit facilities are also scheduled to mature in June 2011.  The $3,956,300 balance of our working capital deficit relates to our international operations and specifically losses incurred since 2005 in connection with our subsidiary  KBEL's operations in the UK.  (For additional information, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.")

We have had a history of past losses in our domestic operations in the US as substantial infrastructure costs were incurred in advance of obtaining customers and generating revenue.  From March 31, 2009 to June 30, 2010, we were not in compliance with two financial covenants contained in our secured credit facility with Marquette.  As a result, a higher default interest rate under such credit facility has been assessed to us by Marquette with effect from April 1, 2009. Effective from the quarter ended September 30, 2010 we are again in compliance with such financial covenants.

We have significant debt that matures in June 2011, totaling $8,266,200. The Company is in the process of refinancing this debt and we believe we will be able to refinance the debt beyond March 31, 2012.

On February 15, 2011, United Breweries (Holdings) Limited ("UBHL") issued a letter of financial support on behalf of KBEL (the "Letter of Support"), to KBEL's accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to KBEL to ensure that KBEL is able to meet its financial obligations as and when they fall due.  There is no maximum dollar limit on the amount of funds which UBHL will provide to KBEL specified in the Letter of Support.  The type of financial support provided by UBHL and the terms of such financial support are not specified in the Letter of Support.  UBHL's financial support to KBEL is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India to the UK.  The Letter of Support was issued for at least a one year minimum period which runs through February 14, 2012.  Our management intends to request that UBHL continue to keep the Letter of Support in force beyond the minimum specified period, if necessary.  UBHL controls our two largest shareholders, UBA and Inversiones Mirabel S.A., respectively, and as such UBHL is our indirect majority shareholder.  UBHL represented in the Letter of Support that it has the requisite financial resources to meet its commitment to KBEL under the Letter of Support. The Chairman of our Board of Directors, Dr. Vijay Mallya, is also the Chairman of the Board of Directors of UBHL.

Our Management has taken several actions to enable us to meet our working capital needs through March 31, 2012, including reductions in discretionary expenditures, expansion of our business in new territories and also secured additional brewing contracts in an effort to utilize a portion of our excess production capacity.   We are in discussion with current and potential lenders to extend or refinance our credit facilities with Marquette and Grand Pacific which will mature in June 2011.  Convertible promissory notes from UBA will continue to remain subordinated to other lenders. We may also seek additional capital infusions to support our operations.

If we are unable to extend the terms of or refinance our existing credit facilities which mature in June 2011 or obtain new credit facilities, it may result in a material adverse effect on our financial position and our ability to continue operations.  In addition, if it becomes necessary to seek UBHL's financial assistance under the Letter of Support and UBHL is either unable or unwilling to fulfill its commitment to KBEL under the Letter of Support or to extend the time period of such commitment if necessary, it may result in a material adverse effect on KBEL's, UBIUK's and our financial position and on our ability to continue operations.  In addition, if we are in default under our secured credit facilities, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property and fixed and current assets.  The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

3.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	March 31,2011	December 31, 2010
Raw Materials	$782,200	$684,400
Beer-in-process	264,700	224,700
Finished Goods	849,800	818,300
Merchandise	30,700	29,300
TOTAL	$1,927,400	$1,756,700

4.	Secured Lines of Credit

In November 2006, Marquette provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2011. The borrowings are collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Releta's eligible inventory located in the US. This facility carries interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of March 31, 2011 was approximately $1,578,400.

Included in our Balance Sheet as Accounts receivable at March 31, 2011, are account balances totaling $1,952,400 of uncollected accounts receivables collateralized to Marquette under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to KBEL for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to KBEL's UK customers.  The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party with six months notice.  The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted.  The amount outstanding on this line of credit as of March 31, 2011 was approximately $868,400.

5.	Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	March 31, 2011	December 31, 2010
Notes to Marquette, payable in monthly installments of $20,500, plus interest at one month LIBOR plus 5.25% with a balloon payment of $622,400 in June 2011; secured by substantially all assets of Releta and MBC, excluding real property at Ukiah.	$683,900	$745,400

Note to Grand Pacific, payable in monthly installments of $27,300 including interest at prime plus 1.75% with a balloon payment of approximately $2,737,000 in June 2011.	2,756,700	2,772,300
	3,440,600	3,517,700

Less current maturities	3,440,600	3,517,700
	$—	$—

6.	Notes to Related Parties

Subordinated Convertible Notes Payable

Notes payable to a related parties consist of unsecured convertible notes to UBA for a total value of $3,247,200 as of March 31, 2011, including interest at the prime rate plus 1.5%, but not to exceed 10% per year.  The UBA notes are convertible into common stock at $1.50 per share.  The UBA notes have been extended until June 2011.  UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Grand Pacific and Marquette, both maturing in June 2011. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the Grand Pacific and Marquette facilities are repaid.  The UBA notes include $1,331,800 and $1,309,400 of accrued interest at March 31, 2011 and December 31, 2010, respectively.

5% Notes Payable

Also included in notes payable to related parties is an unsecured loan from Shepherd Neame to KBEL  payable in annual installments of $76,100 with interest at 5% per year maturing in June 2013.  The amounts outstanding under this loan as of March 31, 2011 and December 31, 2010 were $192,600 and $184,800 respectively, including current maturities of $96,300 and $92,400 on those dates.

7.	Capital Lease Obligations

The Company leases certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases.  The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2011, are as follows:

Nine months ending December 31, 2011	$87,900
Year ending December 31, 2012	72,700
160,600
Less amounts representing interest	(29,300)
Present value of minimum lease payments	131,300
Less current maturities	(92,100)
Non-current leases payable	$39,200

8.	Commitments and Contingencies

Legal

We are periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  We are not currently aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our financial position or results of operations.

Operating Leases

We lease some of our operating and office facilities for various terms under long-term, non-cancelable operating lease agreements.  The leases expire at various dates through 2015 and provide for renewal options ranging from month-to-month to five years.  In the normal course of business, it is expected that these leases will be renewed or replaced by leases on similar properties.  The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases.  Also, the agreements generally require the Company to pay certain costs (real estate taxes, insurance and repairs).

We and our subsidiaries have various lease agreements for the brewpub and gift store in Ukiah, California; the brewery at our Saratoga Springs, New York, facility; a building in the UK; and certain equipment.  The New York lease includes a renewal option for three additional five-year periods, which we intend to exercise, and some leases are adjusted annually for changes in the consumer price index.  The leases begin expiring in 2011.

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

We and our subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these were a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and KBEL; a Distribution Agreement between UBIUK and KBEL; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBIUK and UBHL. KBEL is a party to a brewing agreement and a loan agreement with Shepherd Neame. Additional information about these transactions may be found in the Company's annual report on Form 10-K for the year ended December 31, 2010.

The following table reflects the value of the transactions for the quarters ended March 31, 2011 and 2010 and the balances outstanding as of March 31, 2011 and 2010.

TRANSACTIONS	2011	2010
Sales to Shepherd Neame	$1,246,600	$1,786,400
Purchases from Shepherd Neame	$3,859,400	$3,759,900
Expense reimbursement to Shepherd Neame	$269,000	$200,100
Interest expense related to UBA convertible notes	$22,400	$22,400

ACCOUNT BALANCES	Mar 31, 2011	Dec 31, 2010
Accounts payable to Shepherd Neame	$5,341,600	$4,248,600
Accounts receivable from Shepherd Neame	$1,055,700	$276,200

10.	Stockholders' Equity

The following table summarizes equity transactions during the three months ended March 31, 2011.

	Series A Preferred				Other
	Stock		Common Stock		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity

Balance, December 31, 2010	227,600	$227,600	12,427,262	$15,043,300	$531,700	$(14,438,500)	$1,364,100
Net loss	-	-	-	-	-	(29,300)	(29,300)

Currency Translation Adjustment	-	-	-	-	(115,400)	-	(115,400)

Balance, March 31, 2011	227,600	$227,600	12,427,262	$15,043,300	$416,300	$(14,467,800)	$1,219,400

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

Our business presently consists of two segments.  The first is brewing for wholesale to distributors and other retailers, which includes beer and merchandise sales at the Saratoga Springs brewery. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the UK, Europe and Canada. A summary of the first segment is provided in the column labeled "Domestic Operations" in the tables below and a summary of the second segment is provided in the column labeled "Foreign Territory" below:

Three months ended March 31, 2011
	Domestic Operations	Foreign Territory	Corporate & Others	Total

Net Sales	$3,828,200	$5,406,700	$-	$9,234,900
Operating Income (Loss)	$155,200	$(51,200)	$-	$104,000
Identifiable Assets	$12,205,400	$4,912,500	$2,538,500	$19,656,400
Depreciation & Amortization	$151,300	$130,700	$-	$282,000
Capital Expenditures	$11,300	$94,400	$-	$105,700

Three months ended March 31, 2010
	Domestic Operations	Foreign Territory	Corporate & Others	Total

Net Sales	$3,247,400	$5,187,700	$-	$8,435,100
Operating Loss	$(86,900)	$(202,200)	$-	$(289,100)
Identifiable Assets	$12,640,300	$5,173,000	$2,242,800	$20,056,100
Depreciation & Amortization	$150,400	$118,900	$-	$269,300
Capital Expenditures	$15,500	$97,200	$-	$112,700

12.	Unrestricted Net Assets

Our wholly-owned subsidiary, UBIUK, has undistributed losses of $2,833,900 as of March 31, 2011.  Under KBEL's line of credit agreement with RBS, distributions and other payments to us from our subsidiary are not permitted if retained earnings drop below $1,604,800.  Condensed financial information of the parent company, MBC together with its other subsidiary, Releta is as follows:

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
Assets
Cash	$126,100	$64,900
Accounts receivable	1,952,400	1,754,600
Inventories	1,927,400	1,756,700
Other current assets	276,700	360,300
Total current assets	4,282,600	3,936,500

Investment in UBIUK	1,225,000	1,225,000
Property and equipment	10,278,000	10,401,800
Other assets	183,300	152,700
Total assets	$15,968,900	$15,716,000

Liabilities and Stockholders' Equity
Line of credit	$1,578,400	$1,621,200
Accounts payable	1,479,400	1,265,700
Accrued liabilities	1,033,900	899,700
Current maturities of debt and leases	3,487,700	3,564,800
Current maturities of notes payable to related party	3,247,200	3,224,800
Total current liabilities	10,826,600	10,576,200

Intercompany account balance with UBIUK	(44,300)	17,900
Long-term debt and capital leases	38,100	49,700
Total liabilities	$10,820,400	$10,643,800

Stockholders' equity
Preferred stock	227,600	227,600
Common stock	15,043,300	15,043,300
Accumulated deficit	(10,122,400)	(10,198,700)
Total stockholders' equity	5,148,500	5,072,200
Total liabilities and stockholders' equity	$15,968,900	$15,716,000

12.	Unrestricted Net Assets (continued)

Statements of Operations	Quarter ended March 31
	2011	2010
	(unaudited)	(unaudited)
Net sales	$3,828,200	$3,247,400
Cost of goods sold	2,787,800	2,553,900
Selling, marketing, and retail expenses	352,300	319,700
General and administrative expenses	532,900	460,700
Income (loss) from operations	155,200	(86,900)

Other (income) and expense	(33,800)	(38,400)
Interest expense	105,600	113,200
Provision for taxes	7,100	2,600
Net income (loss)	$76,300	$(164,300)

Statements of Cash Flows	Quarter ended March 31
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities	$266,200	$120,200
Purchase of property and equipment	(11,300)	(15,500)
Net borrowing (repayment) on line of credit	(42,800)	60,200
Repayment on long term debt	(77,100)	(78,100)
Payment on obligation under capital lease	(11,600)	(15,300)
Net change in payable to UBI	(62,200)	(65,300)
Increase in cash	61,200	6,200
Cash, beginning of period	64,900	46,700
Cash, end of period	$126,100	$52,900

13.	Income Taxes

 In the three months ending March 31, 2011 and 2010, we only recorded tax expense related to state franchise taxes and we did not report income tax expense due to the availability of deferred tax assets to offset any taxable income in the US and the UK.  We have established a full valuation allowance against our deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized is not yet met.  During the three months ending March 31, 2011 and 2010, our effective tax rates were de minimus.  The difference between our effective tax rates and the 35% US federal statutory tax rate and the UK's statutory tax rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance.

Our major tax jurisdictions are (i) US (federal), (ii) California (state), (iii) New York (state) and (iv) UK.  Tax returns remain open to examination by the applicable governmental authorities for tax years 2006 through 2010.  The federal and state taxing authorities may choose to audit tax returns for prior years due to significant tax attribute carryforwards for those prior years.  However, such audits will be limited to adjustments to such carryforward tax attributes.  We are not currently being audited in any major tax jurisdiction.

14.	Subsequent Events

We evaluate events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which our financial statements are electronically prepared for filing with the Securities and Exchange Commission ("SEC").

We have entered into a waiver and first amendment with Marquette effective as of April 29, 2011 (the "Marquette Waiver Agreement") whereby Marquette waived the defaults on covenants under our outstanding credit facilities with Marquette during the period from March 31, 2009 through June 30, 2010. The Marquette Waiver Agreement also adjusted the interest rates with respect to all credit facilities outstanding under the loan agreement among Marquette, MBC and Releta to the base rate in effect from time to time plus (a) with respect to the revolving Loans, two percent (2.0%) and (b) with respect to the capex loans, the term loan and all of the other obligations, three percent (3.0%). The base rate is defined as a rate per annum equal to the higher of (i) the prime rate (as published in the Wall Street Journal) in effect on such day, or (ii) the one-month BBA LIBOR Rate (as published by Reuters), adjusted for reserve requirements, plus two percent (2.0%).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

In this Report, the terms "we", "us", "our", and "the Company" and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report, including but not limited to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for the Company's products; changes in demand for malt beverage products in different Company markets; changes in distributor relationships or performance; changes in customer preference for the Company's malt beverage products; regulatory or legislative changes; the impact of competition; changes in raw materials prices; availability of financing for operations; changes in interest rates; changes in the company's European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in the Company's Securities and Exchange Commission (the "SEC") filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revisions to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Critical Accounting Policies

There have been no significant changes in the Company's accounting policies during the three months ended March 31, 2011 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The process of preparing financial statements, in accordance with generally accepted accounting principles in the United States (the "US") requires our management to make estimates and judgments regarding certain items and transactions.  These judgments are based on historical experience, current economic and industry trends, information provided by outside sources, and management estimates.  It is possible that materially different amounts could be recorded if these estimates and judgments change or if our actual results differ from these estimates and judgments.  Significant accounting policies are described in Note 1 to the Financial Statements above.

Segment Information

Prior to 2001, the Company's business operations were exclusively located in the US (the “Domestic Territory”), and consisted of the manufacture and distribution of beer. With the Company's acquisition of United Breweries International (UK), Ltd. ("UBIUK") in August 2001, however, the Company gained a new business segment, distribution of beer outside the US, primarily in the United Kingdom (the "UK") and Ireland, continental Europe, and Canada (collectively, the "Foreign Territory"). This segment accounted for 57% and 60% of the Company's gross sales during the first quarter of 2011 and 2010 respectively, with the Domestic Territory accounting for the remaining 43% and 40% during the first quarter of 2011 and 2010, respectively.

Seasonality

Sales of the Company's products are somewhat seasonal. Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both the Company's Domestic and Foreign Territories. In the Domestic Territory, sales volumes have been stronger during the second and third quarters and slower again during the fourth quarter, while in the Foreign Territory the fourth quarter has generated stronger sales volume. The volume of sales in any given area may also be affected by local weather conditions. Because of the seasonality of the Company's business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Summary of Financial Results

The Company ended the first quarter of 2011 with a net loss of $29,300, as compared to a net loss of $417,300 for the same period in 2010.  As set forth more fully under "Results of Operations," below, during the first quarter of 2011, the Company experienced an increase in net sales of $799,800 compared to the first quarter of 2010. Compared to the first quarter of 2010, costs of goods sold increased by $325,900, operating expenses increased by $80,800, and interest expenses decreased by $4,000 in the first quarter of 2011, all of which contributed to the Company's results for the period.

Results of Operations

Net Sales

Overall net sales for the first quarter of 2011 were $9,234,900, an increase of $799,800, or 9%, compared to $8,435,100 for the first quarter of 2010.

Domestic Operations. Domestic net sales for first quarter of 2011 were $3,828,200 compared to $3,247,400 for the same period in 2010, an increase of $580,800, or 18%.  The sales volume increased to 19,500 barrels in the first quarter of 2011 from 16,100 barrels in the first quarter of 2010, representing an increase of 3,400 barrels, or 21%.  Of the numerical barrel increase, sales of our brands decreased by 100 barrels, sales of Kingfisher premium lager increased by 300 barrels and sales of contract brands increased by 3,200 barrels.

Foreign Territory: Net sales for the first quarter of 2011 were $5,406,700 compared to $5,187,700 during the corresponding period of 2010, an increase of $219,000, or 4% due to increase in sales price and the impact of the currency exchange rate. If measured on a constant exchange rate basis, net sales for the first quarter of 2011 would have increased 2% from the first quarter of 2010.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first quarter of 2011 was 72% compared to 75% during the first quarter of 2010.

Domestic Operations:  Cost of goods sold as a percentage of net sales in the Domestic Territory during the first quarter of 2011 was 73%, as compared to 78% during the corresponding period of 2010 due to decrease in prices of raw materials.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the first quarter of 2011 was 71%, as compared to 73% during the corresponding period of 2010 (in each case as calculated in US dollars, after taking into account the effects of the exchange rate calculation) due to increase in sales prices.

Gross Profit

As a result of increase in net sales and decrease in cost of goods sold described above, gross profit for the first quarter of 2011 increased to $2,619,000 compared to $2,145,100 during the corresponding period of 2010.  As a percentage of net sales, gross profit during the first quarter of 2011 increased to 28% compared to 25% during the first quarter of 2010.

Operating Expenses

Operating expenses for the first quarter of 2011 were $2,515,000, an increase of $80,800, or 3%, as compared to $2,434,200 for the first quarter of the year 2010. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: The Company's marketing and distribution expenses for the first quarter of 2011 were $1,415,800, as compared to $1,405,300 for the first quarter of 2010, representing an increase of $10,500 or 1%.  These expenses were 15% and 17% of net sales for the first quarter of the years 2011 and 2010, respectively.

Domestic Operations: Marketing and distribution expenses for the first quarter of 2011 were $352,300 compared to $319,700 during first quarter of 2010, representing an increase of $32,600 or 10%, mainly due to increase in manpower and associated costs.  As a percentage of net sales in the Domestic Territory, marketing and distribution expenses were 9% during the first quarter of 2011 compared to 10% during the first quarter of 2010.

Foreign Territory:  Expenses for the first quarter of 2011 were $1,063,500 compared to $1,085,600 during the first quarter of 2010, representing a decrease of $22,100 or 2%. The decrease was mainly due to decreased advertising expenses. As a percentage of net sales in the UK, marketing and distribution expenses were 20% and 21% during the first quarter of 2011 and 2010 respectively.

General and Administrative Expenses: The Company's general and administrative expenses were $1,099,200 for the first quarter of 2011 compared to $1,028,900 for the first quarter of 2010. As a percentage of net sales, these expenses remained at 12% during the first quarter of the years 2011 and 2010.

Domestic Operations.  Domestic general and administrative expenses increased to $532,900 for the first quarter of 2011, representing an increase of $72,200 or 16% compared to $460,700 for the first quarter of 2010, due to fees associated with our refinancing efforts and an increase in travel and miscellaneous expenses. As a percentage of net sales in the Domestic Territory, expenses remained at 14% during the first quarter of 2011 and 2010.

Foreign Territory.  General and administrative expenses related to the Foreign Territory were $566,300 for the first quarter of 2011, representing a decrease of $1,900, as compared to $568,200 for the first quarter of 2010. As a percentage of net sales in the Foreign Territory, the expenses were 10% during the first quarter of 2011 compared to 11% during the first quarter of 2010.

Other Expenses

Other expenses for the first quarter of 2011 totaled $126,200, representing an increase of $600 or 1% when compared to other expenses of $125,600 for the first quarter of 2010.

Income Taxes

The Company recorded provisions of $7,100 and $2,600 for income taxes associated with its domestic operations during the first quarter of 2011 and 2010, respectively.

Net Loss

The Company's net loss for the first quarter of 2011 was $29,300, as compared to a net loss of $417,300 for the first quarter of 2010.  After providing for a negative foreign currency translation adjustment of $115,400 during the first quarter of 2011 (as compared to a positive adjustment of $117,800 for the same period in 2010), the comprehensive loss for the first quarter of 2011 was $144,700, compared to $299,500 for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had cash and cash equivalents of $248,300, an accumulated deficit of $14,467,800, and a working capital deficit of $10,500,300.  $6,544,000 of the working capital deficit relates to our US operations and is substantially due to the fact that our outstanding credit facilities with Marquette Business Credit, Inc. ("Marquette") and Grand Pacific Financing Corporation ("Grand Pacific") are both scheduled to mature in June 2011.   Specifically, as of March 31, 2011, we had the following indebtedness outstanding which is scheduled to mature in June 2011: (i) an $683,900 outstanding principal balance due on the term loan with Marquette which is secured by substantially all of the assets of MBC and Releta Brewing Company, LLC ("Releta") (excluding the real property located in Ukiah, California), (ii) a $2,756,700 outstanding principal balance owed to Grand Pacific, which is secured by the Ukiah, California real property, and (iii) $3,247,200 in outstanding principal and interest owed to United Breweries of America, Inc. ("UBA") in connection with the outstanding UBA convertible promissory notes.

Unused capacity at our Ukiah and Saratoga Springs facilities has continued to place demands on our working capital.  Beginning approximately in the second quarter of 1997, the time at which our Ukiah brewery commenced operations, proceeds from our operations have not been able to provide us with sufficient working capital.

In order to address the working capital deficit relating to the maturity of the outstanding indebtedness, our Management is in discussion with the current lenders to extend the term of the existing facilities.  Management is actively pursuing discussions with another commercial lender to obtain a $10 million credit facility that would be secured by accounts receivable, inventory, equipment, and the Company’s Ukiah, California real estate; however, no such agreement is currently in place. The Company’s Management intends to extend or refinance its debts due in June 2011 with the existing lenders or a new lender during 2011. If the Company is unable to obtain such financing, there will be a material adverse effect on the Company's business, financial condition and ability to continue operations.

The $3,247,200 outstanding principal and accrued interest on the UBA convertible promissory notes is currently subordinated to the Marquette and Grand Pacific credit facilities which are scheduled to mature in June 2011.  Historically, UBA has agreed on several occasions to extend the maturity dates of the UBA convertible promissory notes.  If necessary, our Management anticipates requesting UBA to agree to subordinate the UBA convertible promissory notes to any potential credit facilities with third party commercial lenders in connection with Management's current plan to extend or refinance our existing Marquette and Grand Pacific credit facilities during the first and second quarters of 2011.  Our Management also plans on requesting, if necessary, that UBA agree to extend the maturity dates of the UBA convertible promissory notes.  If UBA were to refuse to subordinate the outstanding convertible promissory notes, it would be difficult for us to obtain credit facilities from third party commercial lenders.  In addition, if UBA does not agree to extend the maturity dates of the convertible promissory notes beyond June 2011, and assuming UBA was no longer subject to the provisions of a subordination agreement, UBA, at its option, could elect to either require the Company to repay the outstanding principal and interest or convert such amounts into shares of common stock of MBC which would dilute our existing shareholders.

The $3,956,300 balance of our working capital deficit relating to our international operations is the result of historic losses since 2005 from operations of UBIUK and Kingfisher Beer Europe Limited, formerly known as UBSN Limited, ("KBEL") primarily in the UK.  In response to the losses incurred in connection with our international operations, United Breweries (Holdings) Limited ("UBHL"), our indirect majority shareholder, issued a letter of financial support on KBEL's behalf on February 15, 2011 (the "Letter of Support").  Under the terms of the Letter of Support, UBHL has agreed to provide funding to KBEL on an as needed basis to enable KBEL to meet its financial obligations as they fall due.  There is no maximum limit on the amount of funding to be provided by UBHL to KBEL under the terms of the Letter of Support, however, such funding is subject to compliance with applicable exchange control regulations and other applicable laws and regulations regarding the transfer of funds from India to the UK.  Pursuant to its terms, the Letter of Support has been issued for at least a one year minimum period which runs through February 14, 2012.  The type of financial support to be provided by UBHL and the terms of such financial support is not specified in the Letter of Support.  Our Management intends to seek UBHL's consent to keep the Letter of Support in force beyond the minimum period, if necessary.  If UBHL were unable or unwilling to meet its current obligations under the Letter of Support or in the future, if requested, does not agree to keep the Letter of Support in force following the minimum specified period, it could result in a material adverse effect on KBEL's and UBIUK's financial condition and thus on our consolidated results of operations and could affect KBEL's, UBIUK's and potentially our ability to continue operations.  The Chairman of our Board of Directors, Dr. Vijay Mallya, is also the Chairman of the Board of Directors of UBHL.

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

On May 8, 2009, we received written notice (the "Notice") from Marquette that as of March 31, 2009 an event of default relating to our non-compliance with certain required financial covenants had occurred under the loan and security agreement by and among Marquette (as lender) and MBC and Releta (as borrowers) dated November 16, 2006 (the "Loan Agreement") which covers our revolving line of credit, term loan and capex loan with Marquette.  With retroactive effect from and after April 1, 2009, we have been assessed with default interest rates under such facility by Marquette which impacts the applicable interest rates on the revolving line of credit, term loan and capex loan.  Although Marquette indicated in the Notice that it would not be asserting its additional rights and remedies as of the date of the Notice, it reserved the right to exercise its additional rights and remedies at any time in the future.

Effective from quarter ended September 30, 2010, we are again in compliance with such financial covenants.

We have entered into a waiver and first amendment the Loan Agreement effective as of April 29, 2011 whereby Marquette waived the defaults on covenants during the period from March 31, 2009 through June 30, 2010 and adjusted the interest rates on all loans issued pursuant to the Loan Agreement to the base rate in effect from time to time plus (a) with respect to the revolving Loans, two percent (2.0%) and (b) with respect to the capex loans, the term loan and all of the other obligations, three percent (3.0%). The base rate was defined as a rate per annum equal to the higher of (i) the prime rate (as published by the Wall Street Journal) in effect on such day, or (ii) the one-month BBA LIBOR rate (as published by Reuters), adjusted for reserve requirements, plus two percent (2.0%). (For additional information relating to the event of default under the Marquette Loan Agreement see "Marquette Business Credit, Inc. Facility" below.)

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

 We believe that an anticipated increase in 2011 sales, the refinancing of debts related to domestic operations, sales and continued efforts to manage costs will provide enough cash to fund our operations through early 2012. We have significantly revamped our operations in the Foreign Territory including, but not limited to, improvements in organizational structure, change in customer pricing policy to increase sales realization and stricter control on costs and receivables to improve operational results. We plan to supply Canadian customers from our US breweries to increase sales realization and reduce cost. We continue to explore new contract brewing opportunities to increase revenue. However, there can be no assurance that we will be able to increase sales to provide cash for operating activities. Our future working capital requirements will depend on many factors, including our ability to refinance maturing debts, the rates of our revenue growth, introduction of new products and expansion of sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses or products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

           If we are unable to extend the terms of or refinance our existing credit facilities which mature in June 2011 or obtain new credit facilities, it may result in a material adverse effect on our financial position and our ability to continue operations.  In addition, if it becomes necessary to seek UBHL's financial assistance under the Letter of Support and UBHL is either unable or unwilling to fulfill its commitment to KBEL under the Letter of Support or to extend the time period of such commitment if necessary, it may result in a material adverse effect on KBEL's, UBIUK's and our financial position and on our ability to continue operations.  In addition, if we are in default under our secured credit facilities, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, fixed and current assets.  The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

Cash Flow Results:

Net cash provided by operating activities for the three months ended March 31, 2011 was $902,000, compared to $826,100 for the three months ended March 31, 2010. We generally do not require significant cash on hand to meet our operating needs.

During the first quarter of 2011, there was a large increase in our accounts receivable due to increase in sales during that period and increase in receivables from Shepherd Neame. Our inventory increased by $170,700 between December 31, 2010 and March 31, 2011 due to our efforts to increase level of inventory to cater to anticipated increase in sales during summer months. Fluctuations in inventory are normal for our operations and industry and are typically not indicators of any material contributing cause. Increase in sales, inventory level and increase in payables to Shepherd Neame was substantially attributable to an approximate $1,155,300 increase in accounts.

Our accrued liabilities consisted primarily of payroll costs, excise taxes, future payments of borrowed money to pay our insurance premiums, estimated allowances for customer rebates, and deposits from customers to secure the return of kegs.  Our accrued liabilities for the first quarter of 2011 increased to $409,400 mainly due to increase in provision for liabilities related to excise taxes, customer deposits to secure the return of kegs and customer rebates associated with increased sales.

Net cash used in investing activities totaled approximately $105,700 for the first quarter of 2011 compared to $112,700 for the first quarter of 2010. Net cash used for investing activities consists of purchases of capital assets.

Net cash used in financing activities totaled approximately $608,700 during the first quarter of 2011, compared to $696,600 during the first quarter of 2010. Net cash used in financing activities principally consisted of temporary reduction in use of a revolving line of credit, debt payments and lease installments.

DESCRIPTION OF OUR INDEBTEDNESS:

Marquette Business Credit Line of Credit

In November 2006, Marquette provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory which terminates in June 2011.  The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Releta's eligible inventory located in the US.  This revolving facility originally accrued interest at a rate of one-month LIBOR plus 4.25% and is secured by substantially all of the assets, excluding the real property of Releta and MBC. On May 8, 2009, we received notification from Marquette of an event of default under the Loan Agreement, as a result of which Marquette has increased the interest rate under the facility to the default rate with retroactive effect from and after April 1, 2009. On April 29, 2011, we entered into a waiver and first amendment to the Loan Agreement (the "Marquette Waiver Agreement") which adjusted the interest rates under the Loan Agreement as described in "Marquette Business Credit, Inc. Facility" below. (For additional information see "Marquette Business Credit Inc. Facility".)

Master Line of Credit. On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit with a principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the "UBA Notes"). UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement"). The Extension Agreement confirms UBA's extension of the terms of the UBA Notes for a period ending on June 30, 2011.  The aggregate outstanding principal amount of the UBA Notes as of March 31, 2011 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,331,800, for a total amount outstanding of $3,247,200.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. As of March 31, 2011, the outstanding principal and interest on the notes was convertible into approximately 2,164,800 shares of our Common Stock. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes.

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

The UBA Notes are subordinated to credit facilities extended to us by Grand Pacific and Marquette pursuant to subordination agreements executed by UBA. Per the terms of the subordination agreements, UBA is precluded from demanding repayment of the UBA Notes unless the Grand Pacific and Marquette facilities are repaid in full.

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

Marquette Business Credit Inc. Facility: In November, 2006, Marquette extended a total facility of $4,925,000 with a maturity date of June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan. The original rate of interest on the term loan and capital expenditure loan was the one-month LIBOR rate published in the Wall Street Journal plus a margin of 5.25% and the original rate of interest on the revolving facility was the one-month LIBOR rate published in the Wall Street Journal plus a margin of 4.25%. The facility is subject to certain financial covenants including prescribed minimum fixed charges coverage, maintaining prescribed minimum tangible net worth and minimum earning before interest, depreciation and taxes. The facility also has a prepayment penalty if settled prior to the maturity date. The facility is secured by substantially all of the Company's assets located in the US excluding real property and fixtures located at our property in Ukiah, California.

On May 8, 2009, we received written notice (the "Notice") from Marquette that an event of default had occurred and was continuing under the Loan Agreement.

Specifically, the event of default was triggered by our failure to remain in compliance with a financial covenant in the Loan Agreement relating to the maintenance of a fixed charge coverage ratio of at least 1.05 to 1.0 for the period of twelve consecutive calendar months ending on March 31, 2009. In addition, the Company has failed to maintain the net worth required by a covenant in the Loan Agreement. Effective as of the quarter ended September 30, 2010, we are again in compliance with such financial covenants.

As of May 14, 2009, Marquette elected to assess the default interest rates under the Loan Agreement; these rates are as follows: (i) for the revolving loan, LIBOR plus 7.125% per annum and (ii) for the capex loan, the term loan and any other obligations owed by us to Marquette, LIBOR plus 8.125% per annum.  The default interest rates will apply to the outstanding balances under the respective loans with retroactive effect from and after April 1, 2009.

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

We have entered into a waiver and first amendment to loan and security agreement with Marquette effective as of April 29, 2011 whereby Marquette waived the defaults on covenants during the period from March 31, 2009 through June 30, 2010 and adjusted the interest rates  on all loans issued pursuant to the Loan Agreement to the base rate in effect from time to time plus (a) with respect to the revolving loans, two percent (2.0%) and (b) with respect to the capex loans, the term loan and all of the other obligations, three percent (3.0%). The base rate was defined as a rate per annum equal to the higher of (i) the prime rate (as published by the Wall Street Journal) in effect on such day, or (ii) the one-month BBA LIBOR Rate (as published in Reuters), adjusted for reserve requirements, plus two percent (2.0%).

OTHER LOANS AND CREDIT FACILITIES.

Royal Bank Of Scotland Facility:  Royal Bank of Scotland ("RBS") provided KBEL with a £1,750,000 maximum revolving line of credit with an advance rate based on 80% of KBEL's qualified accounts receivable on April 26, 2005.  This facility originally had a maturity of twelve months, but has been automatically extended and will continue in place unless terminated by either party upon six months' written notice.

Shepherd Neame Loan: Shepherd Neame has a contract with KBEL to brew Kingfisher Premium Lager for the European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 to KBEL, repayable in annual installments of £60,000 per year, ending in June 2012. The loan carries a fixed interest rate of 5% per year.

Weighted Average Interest: The weighted average interest rates paid on our US debts was 6% for the first quarter of 2011 as well as for the corresponding period in 2010. For loans primarily associated with our Foreign Territory, the weighted average rate paid was 3% for the first quarter of 2011 and the first quarter of 2010.

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

Current Ratio: Our ratio of current assets to current liabilities on March 31, 2011 was 0.4 to 1.0 and the ratio of total assets to total liabilities was 1.0 to 1.0. Our ratio of current assets to current liabilities on March 31, 2010 was 0.7 to 1.0 and the ratio of total assets to total liabilities was 1.1 to 1.0.

Restricted Net Assets: The Company's wholly-owned subsidiary, UBIUK, has undistributed losses of approximately $2,833,900 as of March 31, 2011. Under KBEL's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately $1,604,800.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the last day of the quarter ended March 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of March 31, 2011.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending March 31, 2011) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8		[Intentionally omitted]
10.9		[Intentionally omitted]
10.10		[Intentionally omitted]
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated September 7, 1999.

Exhibit Number		Description of Document
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and KBEL, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and KBEL, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and KBEL, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and KBEL, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and KBEL, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and KBEL, Ltd.
10.60	(T)	Brewing License Agreement between KBEL, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.

Exhibit Number		Description of Document
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 14, 2003.
10.67		[Intentionally omitted]
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between KBEL, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America Inc. dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and KBEL Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.

Exhibit Number		Description of Document
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2007
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract)
10.92	[II]	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors' Compensation Plan, as amended (Management Contract)
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.
10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98†	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009.
10.99	(NN)	Commercial Lease dated August 1, 2009 between Stewart's Shop Corp. and Releta Brewing Company LLC.
10.100	(OO)	Tenth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2010.
10.101	(OO)	Sixth Amendment to Convertible Promissory Notes, effective June 30, 2010.
10.102	(OO)	Employment Agreement with Damon Swarbrick (Management Contract).
10.103	(PP)	Letter of Support issued on behalf of UBSN by United Breweries (Holdings) Limited, dated March 25, 2010.
10.104	(QQ)	Letter of Support issued on behalf of UBSN by United Breweries (Holdings) Limited, dated February 15, 2011.
14.1	(V)	Code of Ethics

  † Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	MBC's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	MBC's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	MBC's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	MBC's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	MBC's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	MBC's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	MBC's Current Report on Form 8-K filed as of February 19, 2002.

(T)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	MBC's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	The Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	MBC's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	MBC's Annual Report on Form 10-K for the year ended December 31, 2006.

(GG)	MBC's Quarterly Report on Form 10Q for the period ended June 30, 2007.

(HH)	MBC's Annual Report on Form 10-QK/A for the period ended December 31, 2007.

(II)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2008.

(JJ)	The Company's Annual Report on Form 10-K for the year ended December 31, 2008.

(KK)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(LL)	MBC's Current Report on Form 8-K filed as of August 31, 2009.

(MM)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(NN)	MBC's Annual Report on Form 10-K for the year ended December 31, 2009.

(OO)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(PP)	MBC's Quarterly Report on Form 10-Q/A No. 1 for the period ended September 30, 2010.

(QQ)	MBC's Annual Report on Form 10-K for the year ended December 31, 2010.

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

10.105	Waiver and First Amendment to Loan and Security Agreement dated as of April 29, 2011 by Marquette Business Credit, Inc., Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: May 12, 2011	By:
/s/Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Dated: May 12, 2011	By:
/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary