Form 10-Q
period 2011-06-30
MENDOCINO BREWING CO INC
filed 2011-08-15
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2011

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  The number of shares of the issuer's common stock outstanding as of August 11, 2011 is 12,427,262.

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current Assets
Cash	$279,300	$69,200
Accounts receivable, net	5,172,800	4,334,100
Inventories	1,911,400	1,756,700
Prepaid expenses	725,900	456,200

Total Current Assets	8,089,400	6,616,200

Property and Equipment, net
	11,723,200	11,773,600
Other Assets
Deposits and other assets	305,600	105,100
Intangibles, net	47,600	47,600

Total Other Assets	353,200	152,700

Total Assets	$20,165,800	$18,542,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Secured lines of credit	$1,658,500	$2,898,700
Accounts payable	6,638,200	5,649,800
Accrued liabilities	2,086,500	1,547,700
Current maturities of notes to related parties	96,400	3,317,200
Current maturities of long-term debt	423,600	3,517,700
Current maturities of obligations under capital leases	76,200	90,300
Total Current Liabilities	10,979,400	17,021,400

Long-Term Liabilities
Notes to related parties less current maturities	3,269,900	92,400
Long term debt, less current maturities	4,457,400	—
Obligations under capital leases, less current maturities	31,800	64,600

Total Long-Term Liabilities	7,759,100	157,000

Total Liabilities	18,738,500	17,178,400

Stockholders' Equity
Preferred stock, Series A, no par value, with
liquidation preference of $1 per share; 10,000,000
shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 20,000,000 shares authorized,
12,427,262 shares issued and outstanding	15,043,300	15,043,300
Accumulated comprehensive income	418,800	531,700
Accumulated deficit	(14,262,400)	(14,438,500)

Total Stockholders' Equity	1,427,300	1,364,100

Total Liabilities and Stockholders' Equity	$20,165,800	$18,542,500

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED June 30		SIX MONTHS ENDED June 30
	2011	2010	2011	2010
Sales	$10,685,800	$8,591,900	$20,124,500	$17,195,200
Excise taxes	253,900	231,700	457,700	399,900
Net sales	10,431,900	8,360,200	19,666,800	16,795,300
Cost of goods sold	7,560,900	6,221,000	14,176,800	12,511,000
Gross profit	2,871,000	2,139,200	5,490,000	4,284,300
Operating expenses
Marketing	1,504,700	1,042,500	2,920,500	2,447,800
General and administrative	1,051,900	995,600	2,151,100	2,024,500
Total operating expenses	2,556,600	2,038,100	5,071,600	4,472,300
Income from operations	314,400	101,100	418,400	(188,000)
Other income (expense)
Other income	5,300	4,400	7,800	11,500
Gain on sale of equipment	—	8,200	—	8,200
Interest expense	(114,300)	(139,400)	(243,000)	(272,100)
Total other expenses	(109,000)	(126,800)	(235,200)	(252,400)
Income (loss) before income taxes	205,400	(25,700)	183,200	(440,400)
Provision for income taxes	—	—	7,100	2,600
Net income (loss)	$205,400	$(25,700)	$176,100	$(443,000)
Other comprehensive income (loss), net of tax Foreign Currency Translation Adjustment	2,500	10,800	(112,900)	128,600
Comprehensive income (loss)	$207,900	$(14,900)	$63,200	$(314,400)
Net income (loss) per common share – basic and diluted	$0.02	$(0.00)	$0.02	$(0.04)
Weighted average common shares outstanding - Basic	12,427,262	12,427,262	12,427,262	12,427,262
Diluted	14,607,173	12,427,262	14,607,173	12,427,262

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$176,100	$(443,000)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	586,800	534,800
Provision for doubtful accounts	(31,800)	68,800
Interest accrued on related party debt	45,100	45,100
(Profit) on sale of assets	—	(8,200)
Changes in:
Accounts receivable	(712,200)	5,186,500
Inventories	(154,700)	(15,000)
Prepaid expenses	(267,300)	219,200
Deposits and other assets	(215,800)	96,500
Accounts payable	801,700	(5,246,000)
Accrued liabilities	511,000	(37,700)
Net cash provided by operating activities	738,900	401,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and leasehold improvements	(443,200)	(173,600)
Proceeds from sale of fixed assets	—	8,200
Net cash used in investing activities	(443,200)	(165,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on line of credit	(1,298,500)	53,700
Borrowing on long-term debt	4,881,000	—
Repayment on long-term debt	(3,614,700)	(247,100)
Payments on obligations under long term leases	(49,600)	(72,900)
Net cash used in financing activities	(81,800)	(266,300)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,800)	(5,500)

NET CHANGE IN CASH	210,100	(36,200)

CASH, beginning of period	69,200	140,900

CASH, end of period	$279,300	$104,700

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,100	$2,600
Interest	$197,900	$227,000

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.           Description of Operations

Mendocino Brewing Company, Inc., ("the Company" or "MBC"), was formed in 1983 in California and has two operating subsidiaries: Releta Brewing Company, LLC, ("Releta"), and United Breweries International (UK) Limited ("UBIUK").  In the United States (“US”), MBC and its subsidiary, Releta, operate two breweries that produce beer for the specialty "craft" segment of the beer market.  The breweries are located in Ukiah, California and Saratoga Springs, New York.  The majority of sales for Mendocino Brewing Company in the US are in California.  The Company brews several brands, of which Red Tail Ale is the flagship brand.  In addition, the Company performs contract brewing for several other brands, and MBC holds the license to produce and distribute Kingfisher Lager Beer in the US and Canada. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws.

The Company's United Kingdom (“UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe Limited, (“KBEL”) which was formerly known as UBSN Limited (“UBSN”). UBSN officially changed its name on March 30, 2011 to KBEL.  KBEL is a distributor of Kingfisher Lager Beer, in the UK and Europe.  The distributorship is located in Maidstone, Kent in the UK.

Seasonality

Sales of the Company’s products are somewhat seasonal and the volume of sales in any given area may be affected by local weather conditions. Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in the US (the “Domestic Territory”) and outside the US, primarily in the UK and Ireland, continental Europe, and Canada (collectively, the "Foreign Territory"). Because of the seasonality of the business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

2.           Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiaries, Releta and UBIUK.  All inter-company balances, profits and transactions have been eliminated.

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete annual consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, except as otherwise indicated, considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period.

The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and related notes, included in the Company's  most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2011.

Liquidity and Management's Plans

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the "Agreement") with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”).  The Agreement provides a credit facility of up to $10,000,000 with a maturity date of June 23, 2016 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery & equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure term loan.  The proceeds were used to repay credit facilities provided by Marquette Business Credit, Inc. ("Marquette") and Grand Pacific Financing Corporation ("Grand Pacific"). The convertible promissory notes payable to United Breweries of America, Inc. ("UBA") are subordinated to Cole Taylor.

At June 30, 2011, the Company had cash and cash equivalents of $279,300, an accumulated deficit of $14,262,400, and a working capital deficit of $2,890,000 due to losses incurred since 2005 in connection with KBEL's operations in the UK.  (For additional information, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.")

The Company has had a history of past losses in domestic US operations as substantial infrastructure costs were incurred in advance of obtaining customers and generating revenue.

On February 15, 2011, United Breweries (Holdings) Limited ("UBHL") issued a letter of financial support on behalf of KBEL (the "Letter of Support"), to KBEL's accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to KBEL to ensure that KBEL is able to meet its financial obligations as and when they fall due.  There is no maximum dollar limit on the amount of funds which UBHL will provide to KBEL specified in the Letter of Support.  The type of financial support provided by UBHL and the terms of such financial support are not specified in the Letter of Support.  UBHL's financial support to KBEL is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India to the UK.  The Letter of Support was issued for at least a one year minimum period which runs through February 14, 2012.  Management intends to request that UBHL continue to keep the Letter of Support in force beyond the minimum specified period, if necessary.  UBHL controls the Company’s two largest shareholders, UBA and Inversiones Mirabel S.A., respectively, and as such UBHL is an indirect majority shareholder.  UBHL represented in the Letter of Support that it has the requisite financial resources to meet its commitment to KBEL under the Letter of Support. The Chairman of the Board of Directors, Dr. Vijay Mallya, is also the Chairman of the Board of Directors of UBHL.

Management has taken several actions to enable us to meet working capital needs through June 30, 2012, including reducing discretionary expenditures, expanding business in new territories and also securing additional brewing contracts in an effort to utilize a portion of excess production capacity.   The Company may need to seek additional capital infusions to support operations.

If it becomes necessary to seek UBHL's financial assistance under the Letter of Support and UBHL is either unable or unwilling to fulfill its commitment to KBEL under the Letter of Support or to extend the time period of such commitment if necessary, it may result in a material adverse effect on KBEL's, UBIUK's and the Company’s financial position and on their ability to continue operations.  In addition, if they are in default under the secured credit facilities, their lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property and fixed and current assets.  The loss of any material pledged asset would likely have a material adverse effect on the Company’s financial position and results of operations.

3.           Inventories

Inventory is stated at the lower of cost or market using the average-cost method. Cost includes the acquisition cost of raw materials and components, direct labor, and manufacturing overhead.

Inventories consist of the following:

	June 30, 2011	December 31, 2010
Raw Materials	$656,400	$684,400
Beer-in-process	272,400	224,700
Finished Goods	943,200	818,300
Merchandise	39,400	29,300
TOTAL	$1,911,400	$1,756,700

4.           Basic and Diluted Earnings (Loss) per Share

The basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Basic net earnings (loss) per share exclude the dilutive effect of our convertible notes.  If operations result in net loss for any period, diluted net loss per share would be the same as basic net loss per share, since the effect of any potentially dilutive securities would be anti-dilutive. Therefore, the conversion of the related party notes has been excluded from the calculation of net loss per share for the three and six months ended June 30, 2010. The computations for basic and dilutive net loss per share are as follows:

	Three months ended		Six months ended
	6/30/2011	6/30/2010	6/30/2011	6/30/2010
Net income (loss)	$205,400	(25,700)	$176,100	(443,000)
Weighted average common shares outstanding	12,427,262	12,427,262	12,427,262	12,427,262
Basic net income (loss) per share	$0.02	(0.00)	$0.01	(0.04)
Interest expense on convertible notes	$22,700	—	$45,100	—
Income for computing diluted net income (loss) per share	$228,100	(25,700)	$221,200	(443,000)
Incremental shares from assumed exercise of dilutive securities	2,179,911	—	2,179,911	—
Dilutive potential common shares	14,607,173	12,427,262	14,607,173	12,427,262
Diluted net earnings per share	$0.02	(0.00)	$0.02	(0.04)

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

5.           Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit, from which may be drawn up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2016. The borrowings are collateralized, with recourse, by MBC's and Releta's trade receivables and inventory located in the US. This facility carries interest at a rate of prime plus 1% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of June 30, 2011 was  $698,100.

Included in the Balance Sheet as Accounts Receivable at June 30, 2011, are account balances totaling $2,317,200 of accounts receivables and $1,911,400 of inventory collateralized to Cole Taylor under this facility.

In securing this credit facility and the notes described in Note 6, the Company incurred $225,000 in origination fees and other related costs, which have been capitalized as deferred financing costs as of June 30, 2011 and will be amortized over the term of the facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to KBEL for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to KBEL's UK customers.  The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months' notice.  The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted.  The amount outstanding on this line of credit as of June 30, 2011 was approximately $960,400.

6.           Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	June 30, 2011	December 31, 2010
Notes to Marquette, payable in monthly installments of $20,500, plus interest at one month LIBOR plus 5.25% and scheduled to mature in June 2011; secured by substantially all assets of Releta and MBC, excluding real property at Ukiah.	$—	$745,400

Note to Grand Pacific, payable in monthly installments of $27,300 including interest at prime plus 1.75% and scheduled to mature in June 2011.	—	2,772,300

Notes to Cole Taylor, payable in monthly installments of $12,300, plus interest at prime plus 2% with a balloon payment of approximately $2,210,300 in June 2016; secured by real property at Ukiah.	2,947,000	—

Note to Cole Taylor, payable in monthly installments of $23,000 including interest at prime plus 1.5% with a balloon payment of approximately $552,600 in June 2016; secured by all assets of Releta and MBC.	1,934,000	—
	4,881,000	3,517,700

Less current maturities	423,600	3,517,700
	$4,457,400	$-

7.           Notes to Related Parties

Subordinated Convertible Notes Payable

Notes payable to related parties consist of unsecured convertible notes issued to UBA for a total value of $3,269,900 as of June 30, 2011, including interest at the prime rate plus 1.5%, but not to exceed 10% per year.  The UBA notes are convertible into common stock at $1.50 per share, but one of the UBA notes is subject to conversion rate adjustments.  The UBA notes have been extended until June 2012 with automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Cole Taylor maturing in June 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the Cole Taylor facilities are repaid.  The UBA notes include $1,354,500 and $1,309,400 of accrued interest at June 30, 2011 and December 31, 2010, respectively.

Shepard Neame Notes Payable

Also included in notes payable to related parties is an unsecured loan from Shepherd Neame to KBEL payable in annual installments of $96,400 with interest at 5% per year maturing in June 2012.  The amounts outstanding under this loan as of June 30, 2011 and December 31, 2010 were $96,400 and $184,800 respectively, including current maturities of $96,400 and $92,400 on those dates.

8.           Commitments and Contingencies

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  Management is not currently aware of any legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

Operating Leases

The Company leases operating and office facilities for various terms under long-term, non-cancelable operating lease agreements.  The leases expire at various dates through 2015 and provide for renewal options ranging from month-to-month to five years.  In the normal course of business, it is expected that these leases will be renewed or replaced by leases on similar properties.  The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases.  Also, the agreements generally require the Company to pay certain costs (real estate taxes, insurance and repairs).

The Company and its subsidiaries also have other various lease agreements for the brewpub and gift store in Ukiah, California; the brewery at  Saratoga Springs, New York; a building in the UK; and certain equipment.  The New York lease includes a renewal option for three additional five-year periods, and some leases are adjusted annually for changes in the consumer price index.  These leases begin expiring in 2012.

Keg Management Agreement

In September 2009, the Company renewed its keg management agreement with MicroStar Keg Management LLC.  Under this arrangement, MicroStar provides all kegs for a service fee specific to the applicable territory.  The agreement is effective for five years ending in September 2014.  If the agreement is terminated, the Company is required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar.  The Company expects to continue this relationship.

9.           Related-Party Transactions

The Company and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these are a Market Development Agreement, a Distribution Agreement, a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc. and a License Agreement between UBIUK and UBHL. KBEL is a party to a brewing agreement and a loan agreement with Shepherd Neame, which is discussed in Note 7.

The following tables reflect the value of the transactions during the six months ended June 30, 2011 and 2010 and the balances outstanding as of June 30, 2011 and December 31, 2010.

TRANSACTIONS	2011	2010
Sales to Shepherd Neame	$2,920,000	$3,381,800
Purchases from Shepherd Neame	$8,447,200	$7,135,800
Expense reimbursement to Shepherd Neame	$574,600	$407,800
Interest expense related to UBA convertible notes	$45,100	$45,100

ACCOUNT BALANCES	June 30, 2011	Dec 31, 2010
Accounts payable to Shepherd Neame	$5,246,400	$4,248,600
Accounts receivable from Shepherd Neame	$373,100	$276,200
Accounts payable to United Breweries Holdings Limited	$—	$123,200
Accounts receivable from United Breweries Holdings Limited	$330,000	$—

10.           Stockholders' Equity

Series A shareholders are entitled to receive cash dividends and/or liquidation proceeds equal, in the aggregate, to $1.00 per share before any cash dividends are paid on the common stock or any other series of preferred stock.  When the entire Series A dividend and/or liquidation proceeds have been paid, the Series A shares are automatically canceled and will cease to be outstanding.  Only a complete corporate dissolution will cause a liquidation preference to be paid.

11.           Segment Information

The Company manages their operations through two business segments: brewing operations, including tavern and tasting room operations ("Domestic Operations") and distributor operations selling products outside the US ("Foreign Operations").

Prior to 2001, the business operations consisted of the manufacture and distribution of beer exclusively in the US (the “Domestic Territory”). With the Company's acquisition of UBIUK in August 2001, however, the Company gained a new business segment, distribution of beer outside the US, primarily in the UK and Ireland, continental Europe, and Canada (collectively, the "Foreign Territory").  A summary of these segments is provided below:

Six months ended June 30, 2011
	Domestic Operations	Foreign Operations	Corporate & Others	Total
Net Sales	$7,964,100	$11,702,700	$-	$19,666,800
Operating Income (Loss)	$489,700	$(71,300)	$-	$418,400
Identifiable Assets	$12,282,800	$4,732,800	$3,150,200	$20,165,800
Depreciation & Amortization	$319,600	$267,200	$-	$586,800
Capital Expenditures	$256,600	$186,600	$-	$443,200

Six months ended June 30, 2010
	Domestic Operations	Foreign Operations	Corporate & Others	Total
Net Sales	$7,207,600	$9,587,700	$-	$16,795,300
Operating Income (Loss)	$254,300	$(442,300)	$-	$(188,000)
Identifiable Assets	$12,530,700	$4,584,000	$2,817,300	$19,932,000
Depreciation & Amortization	$301,400	$233,400	$-	$534,800
Capital Expenditures	$32,200	$141,400	$-	$173,600

12.           Concentration of Credit Risks

Financial instruments that potentially subject us to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the UK. Substantially all of the Company's cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages.  The Company has approximately $126,200 in cash deposits and $2,855,600 of accounts receivable due from customers located in the UK as of June 30, 2011.

13.           Unrestricted Net Assets

UBIUK has undistributed losses of $2,852,400 as of June 30, 2011. Under KBEL's line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,606,700. Condensed financial information of MBC together with its other subsidiary, Releta, is as follows:

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Cash	$153,100	$64,900
Accounts receivable	2,317,200	1,754,600
Inventories	1,911,400	1,756,700
Other current assets	326,700	360,300
Total current assets	4,708,400	3,936,500

Investment in UBIUK	1,225,000	1,225,000
Property and equipment	10,371,400	10,401,800
Other assets	353,200	152,700
Intercompany account balance with UBIUK	112,100	(17,900)
Total assets	$16,770,100	$15,698,100

Liabilities and Stockholders' Equity
Line of credit	$698,100	$1,621,200
Accounts payable	1,176,600	1,265,700
Accrued liabilities	1,301,800	899,700
Current maturities of debt and capital leases	472,300	3,564,800
Current maturities of notes payable to related party	—	3,224,800
Total current liabilities	3,648,800	10,576,200

Long-term debt and capital leases	4,482,200	49,700
Notes payable to related party	3,269,900	—
Total liabilities	$11,400,900	$10,625,900

Stockholders' equity
Preferred stock	227,600	227,600
Common stock	15,043,300	15,043,300
Accumulated deficit	(9,901,700)	(10,198,700)
Total stockholders' equity	5,369,200	5,072,200
Total liabilities and stockholders' equity	$16,770,100	$15,698,100

Statements of Operations	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$4,135,900	$3,960,200	$7,964,100	$7,207,600
Cost of goods sold	2,998,800	2,880,000	5,786,600	5,433,900
Sales, marketing, and retail expenses	410,100	337,500	762,400	657,200
General and administrative expenses	449,500	460,200	982,400	920,900
Income from operations	277,500	282,500	432,700	195,600

Other income	36,500	35,600	70,300	74,000
Interest expense	93,300	116,800	198,900	230,000
Provision for taxes	—	—	7,100	2,600
Net income	$220,700	$201,300	$297,000	$37,000

	Six months ended June 30
	2011	2010
	(unaudited)	(unaudited)
Statements of Cash Flows
Cash flows from operating activities	$57,900	$(66,100)
Purchase of property and equipment	(256,600)	(32,200)
Net borrowing (repayment) on line of credit	(923,100)	418,600
Borrowing on long term debt	4,881,000	—
Repayment on long term debt	(3,517,700)	(155,500)
Payment on obligation under capital lease	(23,300)	(30,800)
Net change in payable to UBI	(130,000)	(128,300)
Increase in cash	88,200	5,700
Cash, beginning of period	64,900	46,700
Cash, end of period	$153,100	$52,400

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition and cash flows for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 dated March 31, 2011.

In this Report, the terms "we", "us", "our", and "the Company" and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report, including but not limited to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for the Company's products; changes in demand for malt beverage products in different Company markets; changes in distributor relationships or performance; changes in customer preference for the Company's malt beverage products; regulatory or legislative changes; the impact of competition; changes in the prices of raw materials; availability of financing for operations; changes in interest rates; changes in the company's European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in the Company's Securities and Exchange Commission (the "SEC") filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revisions to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Critical Accounting Policies

There have been no significant changes in our accounting policies during the six months ended June 30, 2011 compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

The process of preparing financial statements, in accordance with generally accepted accounting principles in the US requires our management to make estimates and judgments regarding certain items and transactions. These judgments are based on historical experience, current economic and industry trends, information provided by outside sources, and management estimates. It is possible that materially different amounts could be recorded if these estimates and judgments change or if our actual results differ from these estimates and judgments. Significant accounting policies are described in Note 2 to the Financial Statements above.

Segment Information

Prior to 2001, our business operations were exclusively located in the US (the “Domestic Territory”), and consisted of the manufacture and distribution of beer. With our acquisition of UBIUK in August 2001, however, we gained a new business segment, distribution of beer outside the US, primarily in the UK and Ireland, continental Europe, and Canada (collectively, the "Foreign Territory"). This segment accounted for 58% and 56% of the Company's gross sales during the first six months of 2011 and 2010 respectively, with the Domestic Territory accounting for the remaining 42% and 44% during the first six months of 2011 and 2010, respectively.

Seasonality

Sales of our products are somewhat seasonal. Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both our Domestic and Foreign Territories. In the Domestic Territory, sales volumes have been stronger during the second and third quarters and slower during the fourth quarter, while in the Foreign Territory the fourth quarter has generated stronger sales volume. The volume of sales in any given area may also be affected by local weather conditions. Because of the seasonality of our business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Results of Operations

Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010

Net Sales

Our overall net sales for the second quarter of 2011 were $10,431,900, an increase of $2,071,700, or 24.8%, compared to $8,360,200 for the second quarter of 2010. The increase was mainly due to increases in sales volume in both our Domestic and Foreign Territories.

Domestic Territory: Our net sales for the second quarter of 2011 were $4,135,900 compared to $3,960,200 for the same period in 2010, an increase of $175,700, or 4.4%, mainly due to increased sales volume. The sales volume increased to 20,900 barrels in the second quarter of 2011 from 20,100 barrels in the second quarter of 2010; a net increase of 800 barrels, or 4%. Sales of our brands decreased by 700 barrels, Kingfisher sales decreased by 400 barrels, while sales of contract brands increased by 1,900 barrels.

Foreign Territory: Net sales for the second quarter of 2011 were $6,296,000 compared to $4,400,000 during the corresponding period of 2010, an increase of $1,896,000, or 43.1% when measured in US Dollars, mainly due to increased sales volume and increase in selling prices due to an increase in excise duty.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the second quarter of 2011 was 72.5%, as compared to 74.4% during the corresponding period of 2010.

Domestic Territory: Cost of goods sold as a percentage of net sales in the US during the second quarter of 2011 was 72.5%, compared to 72.7% during the corresponding period of 2010.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the second quarter of 2011 was 72.9%, as compared to 74.7% during the corresponding period in 2010 due to increases in selling prices.

Gross Profit

As a result of higher sales volumes and lower costs of goods sold, our gross profit for the second quarter of 2011 increased to $2,871,000, from $2,139,200 during the corresponding period of 2010, representing an increase of $731,800 or 34.2%. As a percentage of net sales, gross profit during the second quarter of 2011 increased to 27.5% from 25.6% for the second quarter of 2010.

Operating Expenses

Operating expenses for the second quarter of 2011 were $2,556,600, an increase of $518,500, or 25.4%, as compared to $2,038,100 for the corresponding period of 2010. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the second quarter of 2011 were $1,504,700, as compared to $1,042,500 for the second quarter of 2010, representing an increase of $462,200 or 44.3%.

Domestic Operations: Marketing and distribution related expenses for the second quarter of 2011 were $410,100 compared to $337,500 during the corresponding period of 2010, representing an increase of $72,600 or 21.5%. As a percentage of net sales in the US, such expenses increased to 9.9% during the second quarter of 2011, compared to 8.5% during the corresponding period of 2010. The increase was mainly due to increases in manpower and related costs.

Foreign Territory: Marketing and distribution related expenses for the second quarter of 2011 were $1,094,600 compared to $705,000 during the corresponding period of 2010, (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation) representing an increase of $389,600 or 55.3% mainly due to increase in freight, increase in manpower and associated costs. As a percentage of net sales in the UK, the expenses increased to 17.4% during the second quarter of 2011 compared to 16% during the corresponding period of 2010.

General And Administrative Expenses: Our general and administrative expenses were $1,051,900 for the second quarter of 2011, representing an increase of $56,300 or 5.7%, from $995,600 for the corresponding period in 2010.

Domestic Operations: Domestic general and administrative expenses were $449,500 for the second quarter of 2011, representing a decrease of $10,700, or 2.3%, compared to $460,200 for the second quarter of 2010.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $602,400 for the second quarter of the year 2011, representing an increase of $67,000 or 12.5%, when compared to $535,400 for the second quarter of 2010. The increase was mainly due to increase in rent and miscellaneous administrative expenses.

Other Expenses

Other expenses for the second quarter of 2011 totaled $109,000, representing a decrease of $17,800, or 14%, when compared to $126,800 for the second quarter of 2010 due to reduced interest expenses during the second quarter of 2011.

Income Taxes

We made no income tax provisions for the second quarters of 2011 and 2010.

Net Profit / Loss

Our net income for the second quarter of 2011 was $205,400, compared to our net loss of $25,700 for the second quarter of 2010. After providing for a positive foreign currency translation adjustment of $2,500 during the second quarter of 2011 (as compared to a positive currency translation adjustment of $10,800 for the same period in 2010), our comprehensive income for the second quarter of 2011 was $207,900, compared to a comprehensive loss of $14,900 for the same period in 2010.

Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010

Net Sales

Our overall net sales for the first six months of 2011 were $19,666,800, an increase of $2,871,500, or 17.1%, compared to net sales of $16,795,300 for the same period in 2010.

Domestic Operations: Domestic net sales for the first six months of 2011 were $7,964,100 compared to $7,207,600 for the same period in 2010, an increase of $756,500 or 10.5% due to higher sales volume. Our domestic sales volumes increased to 40,400 barrels during the first six months of 2011 from 36,200 barrels in the first six months of 2010, representing an increase of 4,200 barrels or 11.6% mainly due to increase of contract brands by 5,100 barrels. Sales of our brands decreased by 800 barrels and sales of the Kingfisher brands decreased by 100 barrels during the first six months of 2011 compared to the same period in 2010.

Foreign Territory: Net sales for the first six months of 2011 were $11,702,700 compared to $9,587,700 during the corresponding period of 2010, an increase of $2,115,000 or 22.1%. KBEL sold 36,600 barrels during the first six months of 2011 compared to a volume of 32,300 barrels in the first six months of 2010. KBEL also increased product prices in March 2011 due to an increases in excise duty.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first six months of 2011 was 72.1%, as compared to 74.5% during the corresponding period of 2010.

Domestic Operations: Cost of goods sold as a percentage of net sales in the US during the first six months of 2011 was 72.7%, as compared to 75.4%, during the corresponding period of 2010 due to a reduction in price of raw materials.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the first six months of 2011 was 72.2%, as compared to 74.4% during the corresponding period in 2010 due to increases in selling prices.

Gross Profit

As a result of higher sales volume and lower cost of goods sold, gross profit for the first six months of 2011 increased to $5,490,000, from $4,284,300 during the corresponding period of 2010. As a percentage of net sales, the gross profit during the first six months of 2011 increased to 27.9% from 25.5% during the corresponding period in 2010.

Operating Expenses

Operating expenses for the first six months of 2011 were $5,071,600, an increase of $599,300, or 13.4%, as compared to $4,472,300 for the corresponding period of the year 2010. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the first six months of the year 2011 were $2,920,500, as compared to $2,447,800 for the same period in 2010, representing an increase of $472,700 or 19.3%.

Domestic Operations: Marketing and distribution related expenses for the first six months of 2011 were $762,400 compared to $657,200 during the corresponding period of 2010, representing an increase of $105,200 or 16%. As a percentage of net sales in the US, these expenses increased to 9.6% during the first six months of the year 2011, compared to 9.1% during the corresponding period of 2010. The increase was mainly due to increases in manpower and related costs.

Foreign Territory: Marketing and distribution related expenses for the first six months of 2011 were $2,158,100 compared to $1,790,600 during the corresponding period of 2010, representing an increase of $367,500 or 20.5%. As a percentage of net sales in the UK, expenses decreased to 18.4% during the first six months of 2011 compared to 18.7% during the corresponding period of 2010 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations). The increase in expenses was mainly due to an increase in freight and a need for additional manpower.

General And Administrative Expenses: Our general and administrative expenses were $2,151,100 for the first six months of the year 2011, representing an increase of $126,600 or 6.3%, over $2,024,500 for the corresponding period in 2010.

Domestic Operations: Domestic general and administrative expenses were $982,400 for the first six months of 2011, representing an increase of $61,500, or 6.7%, from $920,900 for the same period in 2010. The increase was mainly due to an increase in payroll costs of administrative employees.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $1,168,700 for the first six months of 2011, representing an increase of $65,100 or 5.9%, as compared to $1,103,600 for the same period in 2010 (in each case as calculated in U.S. dollars, after taking into account the effect of exchange rate fluctuations). The increases were mainly due to an increase in rent and other miscellaneous administrative costs.

Other Expenses

Other expenses for the first six months of 2011 totaled $235,200 representing a decrease of $17,200 or 6.8% when compared to $252,400 for the same period in 2010 due to a decrease in interest expenses.

Income Taxes

We have a provision for income taxes of $7,100 for the first six months of 2011 compared to a provision of $2,600 for the corresponding period in 2010. The provision for taxes is related to the estimated amount of taxes that will be imposed on us by tax authorities in the US.

Net Income

Our net income for the first six months of 2011 was $176,100, as compared to a loss of $443,000 for the first six months of 2010. After providing for a negative foreign currency translation adjustment of $112,900 during the first six months of 2010 (as compared to a positive adjustment of $128,600 for the same period in 2010), comprehensive income for the first six months of 2011 was $63,200, compared to a loss of $314,400 for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had cash and cash equivalents of $279,300, an accumulated deficit of $14,262,400, and a working capital deficit of $2,890,000.

Unused capacity at our Ukiah and Saratoga Springs facilities has continued to place demands on our working capital. Beginning approximately in the second quarter of 1997, the time at which our Ukiah brewery commenced operations, proceeds from our operations have not been able to provide us with sufficient working capital.

Our working capital deficit relating to our international operations is the result of historic losses since 2005 from operations of UBIUK and KBEL, primarily in the UK. In response to the losses incurred in connection with our international operations, United Breweries (Holdings) Limited ("UBHL"), our indirect majority shareholder, issued a letter of financial support on KBEL's behalf on February 15, 2011 (the "Letter of Support"). Under the terms of the Letter of Support, UBHL has agreed to provide funding to KBEL on an as needed basis to enable KBEL to meet its financial obligations as they fall due. There is no maximum limit on the amount of funding to be provided by UBHL to KBEL under the terms of the Letter of Support, however, such funding is subject to compliance with applicable exchange control regulations and other applicable laws and regulations regarding the transfer of funds from India to the UK. Pursuant to its terms, the Letter of Support has been issued for a one year minimum period which runs through February 14, 2012. The type of financial support to be provided by UBHL and the terms of such financial support is not specified in the Letter of Support. Our Management intends to seek UBHL's consent to keep the Letter of Support in force beyond the minimum period, if necessary. If UBHL were unable or unwilling to meet its current obligations under the Letter of Support or if upon request UBHL does not agree to keep the Letter of Support in force following the minimum specified period, it could result in a material adverse effect on KBEL's and UBIUK's financial condition and thus on our consolidated results of operations. This could also affect KBEL's, UBIUK's and, potentially, our ability to continue operations. The Chairman of our Board of Directors, Dr. Vijay Mallya, is also the Chairman of the Board of Directors of UBHL.

Our Management has taken several actions to enable us to meet our working capital needs through June 30, 2012, including reductions in discretionary expenditures, optimization of pricing and discounts to increase margins, and the expansion of our business in new territories. In addition, we have also secured additional brewing contracts in an effort to utilize a portion of our excess production capacity. We may also seek additional capital infusions to support our operations.

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

We are currently making timely payments of principal and interest relating to our Indebtedness as such Indebtedness becomes due, and anticipate that we will continue to make such timely payments in the immediate future. However, if we fail to maintain any of the financial covenants under the various agreements governing our Indebtedness, fail to make timely payments of amounts due under our Indebtedness, or commit any other breach resulting in an event of default under the agreements governing our Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on our financial condition. In case of the acceleration and termination of our existing Indebtedness, we may need to obtain replacement financing. If we are unable to obtain such replacement financing, it may result in a material adverse effect on our financial condition and our ability to continue operations. In addition, actions available to secured parties relating to our assets that have been pledged as collateral could have a material adverse effect on our financial conditions and operations.

We believe an increase in 2011 sales, the refinancing of debts related to domestic operations, and continued efforts to manage costs will provide enough cash to fund our operations through early 2012 We have significantly revamped our operations in the Foreign Territory including, but not limited to, improvements in organizational structure, change in customer pricing policy to increase sales realization and stricter control on costs and receivables to improve operational results. Supply to Canadian customers has shifted from Shepherd Neame in the UK to our US breweries to increase sales realization and reduce costs. We continue to explore new contract brewing opportunities to increase revenue. However, there can be no assurance that we will be able to increase sales to provide cash for operating activities. Our future working capital requirements will depend on many factors, including our ability to refinance maturing debts, the rates of our revenue growth, introduction of new products and expansion of sales and marketing activities. To the extent our cash, cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses or products. If additional funding is required, we may not be able to obtain funds on terms acceptable to us or at all.

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

Cash Flow Results:

Net cash provided by operating activities for the six months ended June 30, 2011 was $738,900, compared to $401,000 for the six months ended June 30, 2010. We generally do not require significant cash on hand to meet our operating needs.

During the first six months of 2011, there was a large increase in our accounts receivable due to an increase in sales during that period. Our inventory increased by $154,700 between December 31, 2010 and June 30, 2011 due to our efforts to increase the level of inventory to cater to an anticipated increase in sales during the summer months. Fluctuations in inventory are normal for our operations and industry and are typically not indicators of any material contributing cause. Increases in sales during the first six months of 2011 resulted in increases in receivables and payables. During the six months ended June 30, 2010, there was a large decrease in accounts receivable substantially attributable to an approximate $4,675,000 decrease in accounts receivable of UBIUK and UBSN due to a large one-time payment from Shepherd Neame received in the first quarter of 2010. The payment satisfied Shepherd Neame's outstanding accounts receivable balance which had been accumulating unpaid throughout 2009. UBSN used the accounts receivable payment proceeds to reduce accounts payable to Shepherd Neame by approximately $5,765,000 related to Shepherd Neame's provision of contract brewing for Kingfisher Premium Lager in the Foreign Territories and Canada.

Our accrued liabilities consisted primarily of payroll costs, excise taxes, future payments of borrowed money to pay our insurance premiums, estimated allowances for customer rebates, and deposits from customers to secure the return of kegs. Our accrued liabilities for the first six months of 2011 increased by $511,000 mainly due to increases in the provision for liabilities related to excise taxes, customer deposits to secure the return of kegs and customer rebates associated with increased sales.

Net cash used in investing activities totaled approximately $443,200 for the first six months of 2011 compared to $165,400 for the first six months of 2010. Net cash used for investing activities consists of purchases of capital assets.

Net cash used in financing activities totaled approximately $81,800 during the first six months of 2011, compared to $266,300 during the first six months of 2010. During June 2011, we obtained long term financing from Cole Taylor to repay maturing debts related to our US operations. Net cash used in financing activities principally consisted of temporary reduction in use of a revolving line of credit, borrowing on long term debt, debt payments and lease installments.

DESCRIPTION OF OUR INDEBTEDNESS:

Cole Taylor Facility

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the "Agreement") with Cole Taylor. The Agreement provides a credit facility of up to $10,000,000 with a maturity date of June 23, 2016 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery & equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure term loan. At the time that any applicable loan or advance is made, the Company may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan or the capital expenditure term loan, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. The Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity. The credit facility is secured by a first priority interest in all of MBC’s and Releta's personal property and a first mortgage on our Ukiah, California property, among other items of MBC and Releta assets. Our obligations under the Agreement are subject to acceleration upon the occurrence of an event of default under the Agreement.

Master Line of Credit

On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit with a principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the "UBA Notes"). UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement"). The Extension Agreement confirms UBA's extension of the terms of the UBA Notes for a period ending on June 30, 2012, with automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term.

The aggregate outstanding principal amount of the UBA Notes as of June 30, 2011 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,354,500, for a total amount outstanding of $3,269,900.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. As of June 30, 2011, the outstanding principal and interest on the notes was convertible into approximately 2,179,900 shares of our Common Stock. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection set forth in the UBA Notes issued pursuant to the Credit Agreement.

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

The UBA Notes are subordinated to the credit facility extended to us by Cole Taylor pursuant to subordination agreements executed by UBA. Per the terms of the subordination agreements, UBA is precluded from demanding repayment of the UBA Notes unless the Cole Taylor facility is repaid in full.

Grand Pacific Financing Corporation Loan

On July 3, 2006, we obtained a $3.0 million loan from Grand Pacific, secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements. We used the proceeds from Cole Taylor facility to repay this loan in full on June 23, 2011.

Marquette Business Credit Inc. Facility

In November, 2006, Marquette extended a total facility of $4,925,000 with a maturity date of June 27, 2011 consisting of a $2,750,000 revolving facility drawable up to 85% of eligible receivables and 60% of eligible inventory, a $1,525,000 term loan and a $650,000 capital expenditure loan. The borrowings were collateralized against the assets located in the United States excluding the real property at Ukiah. On June 23, 2011, we used the proceeds from Cole Taylor facility to repay the amount then outstanding in full.

We entered into a waiver and first amendment to loan and security agreement with Marquette effective as of April 29, 2011 whereby Marquette waived the defaults on covenants during the period from March 31, 2009 through June 30, 2010 and adjusted the interest rates on all loans issued pursuant to the Loan Agreement to the base rate in effect from time to time plus (a) with respect to the revolving loans, two percent (2.0%) and (b) with respect to the capex loans, the term loan and all of the other obligations, three percent (3.0%). The base rate was defined as a rate per annum equal to the higher of (i) the prime rate (as published by the Wall Street Journal) in effect on such day, or (ii) the one-month BBA LIBOR Rate (as published in Reuters), adjusted for reserve requirements, plus two percent (2.0%).

OTHER LOANS, CREDIT FACILITIES AND COMMITMENTS

Royal Bank of Scotland Facility

Royal Bank of Scotland ("RBS") provided KBEL with a revolving line of credit up to a maximum of £1,750,000 on April 26, 2005 with an advance rate based on 80% of KBEL's qualified accounts receivable. This facility originally had a maturity of twelve months, but has been automatically extended and will continue in place unless terminated by either party upon six months' written notice.

Shepherd Neame Loan

Shepherd Neame has a contract with KBEL to brew Kingfisher Premium Lager for the European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 to KBEL, repayable in annual installments of £60,000 per year, ending in June 2012. The loan carries a fixed interest rate of 5% per year.

Keg Management Arrangement

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

Weighted Average Interest

The weighted average annual interest rates paid on our US debts was 6% for the first six months of 2011 and the corresponding period in 2010. For loans primarily associated with our Foreign Territory, the weighted average annual rate paid was 3% for the first six months of 2011 and 2010.

Current Ratio

Our ratio of current assets to current liabilities on June 30, 2011 was 0.74 to 1.0 and our ratio of total assets to total liabilities was 1.08 to 1.0. Our ratio of current assets to current liabilities on June 30, 2010 was 0.43 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0.

Restricted Net Assets

UBIUK has undistributed losses of approximately $2,852,400 as of June 30, 2011. Under KBEL's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if retained earnings drop below approximately $1,606,700.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the last day of the quarter ended June 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending June 30, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8		[Intentionally omitted]
10.9		[Intentionally omitted]
10.10		[Intentionally omitted]
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.

Exhibit Number		Description of Document
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated September 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and KBEL, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and KBEL, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and KBEL, Ltd.

Exhibit Number		Description of Document
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and KBEL, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and KBEL, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and KBEL, Ltd.
10.60	(T)	Brewing License Agreement between KBEL, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 14, 2003.
10.67		[Intentionally omitted]
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between KBEL, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America Inc. dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and KBEL Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.

Exhibit Number		Description of Document
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2007.
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007.
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract).
10.92	[II]	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors' Compensation Plan, as amended (Management Contract).
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.
10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98†	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009.
10.99	(NN)	Commercial Lease dated August 1, 2009 between Stewart's Shop Corp. and Releta Brewing Company LLC.
10.100	(OO)	Tenth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2010.
10.101	(OO)	Sixth Amendment to Convertible Promissory Notes, effective June 30, 2010.
10.102	(OO)	Employment Agreement with Damon Swarbrick (Management Contract).
10.103	(PP)	Letter of Support issued on behalf of UBSN by United Breweries (Holdings) Limited, dated March 25, 2010.
10.104	(QQ)	Letter of Support issued on behalf of UBSN by United Breweries (Holdings) Limited, dated February 15, 2011.
10.105	(RR)	Waiver and First Amendment to Loan and Security Agreement dated as of April 29,2011 between Marquette Business Credit, Inc., Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
14.1	(V)	Code of Ethics

___________________________________________________________________________________________________________________________________________
 † Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	MBC's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	MBC's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	MBC's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	MBC's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	MBC's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	MBC's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	MBC's Current Report on Form 8-K filed as of February 19, 2002.

(T)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	MBC's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003, by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	MBC's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	MBC's Annual Report on Form 10-K for the year ended December 31, 2006.

(GG)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2007.

(HH)	MBC's Annual Report on Form 10-K/A for the period ended December 31, 2007.

(II)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2008.

(JJ)	MBC's Annual Report on Form 10-K for the year ended December 31, 2008.

(KK)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(LL)	MBC's Current Report on Form 8-K filed as of August 31, 2009.

(MM)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(NN)	MBC's Annual Report on Form 10-K for the year ended December 31, 2009.

(OO)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(PP)	MBC's Quarterly Report on Form 10-Q/A No. 1 for the period ended September 30, 2010.

(QQ)	MBC's Annual Report on Form 10-K for the year ended December 31, 2010.

(RR)	MBC's Quarterly Report on Form 10-Q for the period ended March 31, 2011.

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

10.106	Credit and Security Agreement dated as of June 23, 2011 between Cole Taylor Bank, Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.

10.107	Seventh Amendment to Convertible Promissory Note effective June 30, 2011.

10.108	Eleventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: August 11, 2011	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Dated: August 11, 2011	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary