Form 10-Q
period 2011-09-30
MENDOCINO BREWING CO INC
filed 2011-11-14
CIK 919134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  The number of shares of the issuer's common stock outstanding as of November 11, 2011 is 12,611,133.

PART I

Item 1.                  Financial Statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets
Cash	$163,000	$69,200
Accounts receivable, net	4,775,800	4,334,100
Inventories	2,196,900	1,756,700
Prepaid expenses	353,200	456,200

Total current assets	7,488,900	6,616,200

Property and equipment, net
	11,648,600	11,773,600
Other assets
Deposits and other assets	304,300	105,100
Intangibles, net	30,000	47,600

Total other assets	334,300	152,700

Total assets	$19,471,800	$18,542,500

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Secured lines of credit	$1,426,900	$2,898,700
Accounts payable	5,948,900	5,649,800
Accrued liabilities	1,858,000	1,547,700
Current maturities of notes to related parties	93,700	3,317,200
Current maturities of long-term debt	423,600	3,517,700
Current maturities of obligations under capital leases	72,500	90,300
Total current liabilities	9,823,600	17,021,400

Long-term liabilities
Notes to related parties less current maturities	3,292,800	92,400
Long term debt, less current maturity	4,386,800	—
Obligations under capital leases, less current maturities	12,900	64,600

Total long-term liabilities	7,692,500	157,000

Total liabilities	17,516,100	17,178,400

Stockholders' equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 and 12,427,262 shares issued and outstanding respectively	15,100,300	15,043,300
Accumulated comprehensive income	499,700	531,700
Accumulated deficit	(13,871,900)	(14,438,500)

Total stockholders' equity	1,955,700	1,364,100

Total liabilities and stockholders' equity	$19,471,800	$18,542,500

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED September 30		NINE MONTHS ENDED September 30
	2011	2010	2011	2010
Sales	$10,700,100	$9,894,300	$30,824,600	$27,089,500
Excise taxes	268,500	324,500	726,200	724,400
Net sales	10,431,600	9,569,800	30,098,400	26,365,100
Cost of goods sold	7,496,400	6,955,700	21,673,200	19,466,700
Gross profit	2,935,200	2,614,100	8,425,200	6,898,400
Operating expenses
Marketing	1,416,200	1,478,500	4,336,700	3,926,300
General and administrative	1,022,000	1,319,000	3,173,100	3,343,500
Total operating expenses	2,438,200	2,797,500	7,509,800	7,269,800
Income from operations	497,000	(183,400)	915,400	(371,400)
Other income (expense)
Other income	9,000	8,200	16,800	19,700
Gain (loss) on sale of equipment	—	(3,600)	—	4,600
Interest expense	(115,500)	(139,500)	(358,500)	(411,600)
Total other expenses	(106,500)	(134,900)	(341,700)	(387,300)
Income (loss) before income taxes	390,500	(318,300)	573,700	(758,700)
Provision for income taxes	-	3,500	7,100	6,100

Net income (loss)	$390,500	$(321,800)	$566,600	$(764,800)

Other comprehensive income (loss), Foreign currency translation adjustment	80,900	(100,300)	(32,000)	28,300
Comprehensive income (loss)	$471,400	$(422,100)	$534,600	$(736,500)

Net income (loss) per common share –
Basic	0.03	(0.03)	0.05	(0.06)
Diluted	0.03	(0.03)	0.04	(0.06)

Weighted average common shares outstanding - Basic	12,461,993	12,427,262	12,438,839	12,427,262
Diluted	14,673,325	12,427,262	14,650,171	12,427,262

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$566,600	$(764,800)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	889,000	803,500
Provision for doubtful accounts	(357,300)	151,900
Interest accrued on related party debt	68,000	68,000
Profit on sale of assets	—	(4,600)
Changes in:
Accounts receivable	(57,200)	5,497,500
Inventories	(440,200)	285,200
Prepaid expenses	99,300	78,200
Deposits and other assets	(221,500)	102,900
Accounts payable	229,200	(5,651,500)
Accrued liabilities	358,100	472,100
Net cash provided by operating activities	1,134,000	1,038,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and leasehold improvements	(680,500)	(264,800)
Proceeds from sale of fixed assets	—	22,100
Net cash used in investing activities	(680,500)	(242,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on line of credit	(1,494,300)	(310,200)
Borrowing on long-term debt	4,881,000	—
Repayment on long-term debt	(3,685,200)	(325,400)
Payments on obligations under capital leases	(71,500)	(124,200)
Net cash used in financing activities	(370,000)	(759,800)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10,300	2,000

NET CHANGE IN CASH	93,800	37,900

CASH, beginning of period	69,200	140,900

CASH, end of period	$163,000	$178,800

NON-CASH FINANCING INFORMATION
Common stock issued to satisfy liabilities	$57,000	$—

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$7,100	6,100
Interest	$290,500	$343,600

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.           Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., ("the Company", "MBC", "we" or "us"), was formed in 1983 in California and has two operating subsidiaries: Releta Brewing Company, LLC, ("Releta"), and United Breweries International (U.K.) Limited ("UBIUK").  In the United States (“US”), MBC and its subsidiary, Releta, operate two breweries that produce beer for the specialty "craft" segment of the beer market.  The breweries are located in Ukiah, California and Saratoga Springs, New York.  The majority of sales for the Company in the US are in California.  We brew several brands, of which Red Tail Ale is the flagship brand.  In addition, we perform contract brewing for several other brands, and hold the license to produce and distribute Kingfisher Premium Lager Beer in the US and Canada. In accordance with state and local laws, product shipments are generally made directly from the breweries to the wholesalers or distributors in accordance with state and local laws.

Our United Kingdom (“UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe Limited, (“KBEL”) which, prior to March 30, 2011, was known as UBSN Limited (“UBSN”). KBEL is the distributor of Kingfisher Premium Lager Beer in the UK and Europe.  The distributorship is located in Maidstone, Kent in the UK.

Principles of Consolidation

The consolidated financial statements present the accounts of MBC and its wholly-owned subsidiaries, Releta and UBIUK.  All inter-company balances, profits and transactions have been eliminated.

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Except as otherwise noted, such adjustments consist only of normal recurring adjustments. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our  most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by us. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2011 compared to what was previously disclosed in the our Annual Report on 10-K for the year ended December 31, 2010.

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

Fair Value of Financial Instruments.

We consider the recorded value of certain of its financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, to approximate the fair value of the respective assets and liabilities at September 30, 2011 and December 31, 2010 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to us for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

Revenue Recognition.

We recognize revenue from the brewing and distribution operations in accordance with Accounting Standards Codification ("ASC") 605 of the Financial Accounting Standards Board ("FASB").  We recognize revenue from product sales, net of discounts.

We recognize revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee for the arrangement is fixed or determinable; and
•	Collectability is reasonably assured.

"Persuasive Evidence of an Arrangement" – We document all terms of an arrangement in a written contract or purchase order signed by the customer prior to recognizing revenue.

"Delivery Has Occurred or Services Have Been Performed" – Product is considered delivered upon delivery to a customer's designated carrier or location, as applicable, and services are considered performed upon completion of our contractual obligations.

"The Fee for the Arrangement is Fixed or Determinable" – Prior to recognizing revenue, an amount is either fixed or determinable under the terms of the written contract.  The price is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

"Collectability is Reasonably Assured" – Collectability is assessed on a customer-by-customer basis based on criteria outlined by our management.  We do not enter into arrangements unless collectability is reasonably assured at the outset.  Existing customers are subject to ongoing credit evaluations based on payment history and other factors.  If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

We record certain consideration paid to customers for services or placement fees as a reduction in revenue rather than as an expense.  We report these items on the income statement as a reduction in revenue and as a corresponding reduction in marketing and selling expenses.

Revenues from our alehouse, tasting room and gift store are recognized when sales have been completed.

We have agreements with Shepherd Neame Limited ("Shepherd Neame") to produce, market and distribute Kingfisher Premium Lager Beer in the UK. See Notes 6 and 9 of the Financial Statements regarding transactions with Shepherd Neame.  We invoice Shepherd Neame based on an agreed transfer price per unit, which is subject to revision upon reconciliations based on contractual formulas.

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

Inventories.

Inventory consists of raw materials, work in progress, and finished goods. Inventory is stated at the lower of cost or market using the average-cost method. Cost includes the acquisition cost of raw materials and components, direct labor, and manufacturing overhead. We periodically review our inventory for excess or quality issues. Should we conclude that we have inventory for which we cannot recover our costs as a result of such review, we would record a charge to cost of goods sold. We record write downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based on assumptions about future product life-cycles, product demand and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected by our management, additional inventory write-downs may be required.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs of $311,300 related to loans repaid in June 2011 were fully amortized as of June 30, 2011. Deferred financing costs related to new borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $11,250 and $43,900 for the three and six months ended September 30, 2011, respectively. Amortization of deferred financing costs charged to operations was $16,300 and $49,000 for the three and nine months ended September 30, 2010, respectively.

Concentration of Credit Risks

Financial instruments that could subject us to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the UK. Substantially all of our cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages.  We had approximately $43,400 in cash deposits and $2,320,400 of accounts receivable due from customers located in the UK as of September 30, 2011.

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

Basic and Diluted Earnings (Loss) per Share

The basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Basic net earnings (loss) per share exclude the dilutive effect of stock options or warrants and convertible notes.  If our operations result in net loss for any period, diluted net loss per share would be the same as basic net loss per share, since the effect of any potentially dilutive securities would be anti-dilutive. Therefore, the conversion of the related party notes has been excluded from our calculation of net loss per share for the three and nine months ended September 30, 2010. The computations of basic and dilutive net loss per share are as follows:

	Three months ended		Nine months ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Net income (loss)	$390,500	(321,800)	$566,600	(764,800)
Weighted average common shares outstanding	12,461,993	12,427,262	12,438,839	12,427,262
Basic net income (loss) per share	$0.03	(0.03)	$0.05	(0.06)
Interest expense on convertible notes	$22,900	—	$68,000	—
Income for purpose of computing diluted net income per share	$413,400	(321,800)	$634,600	(764,800)
Incremental shares from assumed exercise of dilutive securities	2,211,332	—	2,211,332	—
Dilutive potential common shares	14,673,325	12,427,262	14,650,171	12,427,262
Diluted net earnings per share	$0.03	(0.03)	$0.04	(0.06)

Foreign Currency Translation

The assets and liabilities of UBIUK were translated at the UK pound sterling - US dollar exchange rates in effect at September 30, 2011 and December 31, 2010, and the statements of operations were translated at the average exchange rates for each of the three and nine months ended September 30, 2011 and 2010.  Gains and losses resulting from the translations were deferred and recorded as a separate component of consolidated stockholders' equity.  Cash at UBIUK was translated at exchange rates in effect at September 30, 2011 and December 31, 2010, and its cash flows were translated at the average exchange rates for each of the three and nine months ended September 30, 2011 and 2010.  Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US includes having us make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results. Significant estimates include the allowance for bad debts, depreciation and amortization periods, and the future utilization of deferred tax assets.

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of our net income (loss) and changes in equity from non-stockholder sources. The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

The components of other comprehensive income for the three and nine months ended September 30, 2011 and 2010 are reflected as a separate item in the statement of operations.

Reportable Segments

We manage our operations through two business segments: brewing operations, including tavern and tasting room operations (domestic) and distributor operations (international).  The international business segment sells our products outside the US.

We evaluate performance based on income from operations.  Where applicable, portions of the administrative function expenses are allocated between the operating segments.  The operating segments do not share manufacturing or distribution facilities.  In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to our transfer policy, which approximates market price.  The costs of operating the manufacturing plants are captured discretely within each segment.  Our property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

2.           Liquidity and Management Plans

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the "Agreement") with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”).  The Agreement provides a credit facility of up to $10,000,000, with a maturity date of June 23, 2016, consisting of a $4,119,000 revolving facility, a $1,934,000 machinery & equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit.  The proceeds were used to repay credit facilities provided by Marquette Business Credit, Inc. ("Marquette") and Grand Pacific Financing Corporation ("Grand Pacific"). Convertible promissory notes from United Breweries of America, Inc. ("UBA") are subordinated to Cole Taylor.

At September 30, 2011, we had cash and cash equivalents of $163,000, an accumulated deficit of $13,871,900 and a working capital deficit of $2,334,700 due to losses incurred since 2005 in connection with the operations of our indirect subsidiary, KBEL, in the UK.  (For additional information, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.")

We have had a history of past losses in our domestic operations in the US as substantial infrastructure costs were incurred in advance of obtaining customers and generating revenue.

On February 15, 2011, United Breweries (Holdings) Limited ("UBHL") issued a letter of financial support on behalf of KBEL (the "Letter of Support"), to KBEL's accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to KBEL to ensure that KBEL is able to meet its financial obligations as and when they fall due.  The Letter of Support does not specify a maximum dollar limit on the amount of funds which UBHL will provide to KBEL.  The type of financial support provided by UBHL and the terms of such financial support are not specified in the Letter of Support.  UBHL's financial support to KBEL is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India to the UK.  The Letter of Support was issued for at least a one year minimum period which runs through February 14, 2012.  Our management intends to request that UBHL continue to keep the Letter of Support in force beyond the minimum specified period, if necessary.  UBHL controls our two largest shareholders, UBA and Inversiones Mirabel S.A., respectively, and as such, UBHL is our indirect majority shareholder.  UBHL represented in the Letter of Support that it has the requisite financial resources to meet its commitment to KBEL. The Chairman of our Board of Directors, Dr. Vijay Mallya, is also the Chairman of the Board of Directors of UBHL.

Our management has taken several actions to enable us to meet our working capital needs through September 30, 2012, including reducing discretionary expenditures, expanding our business in new territories and also securing additional brewing contracts in an effort to utilize a portion of our excess production capacity.   We may also seek additional capital infusions to support our operations.

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

3.           Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	September 30, 2011	December 31, 2010
Raw Materials	$999,000	$684,400
Beer-in-process	287,200	224,700
Finished Goods	867,400	818,300
Merchandise	43,300	29,300
TOTAL	$2,196,900	$1,756,700

4.           Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit for a period up to June 2016 drawable up to (a) 85% of eligible receivables, plus (b) 60% of eligible inventory (consisting of finished products or raw materials) or $1,500,000, whichever is lower, plus (c) 40% of eligible work-in-progress inventory or $250,000, whichever is lower, minus (d) certain reserves. The facility is secured by substantially all of the assets of Releta and MBC. We may choose, subject to certain contingencies, an interest rate of either prime plus 1% or LIBOR plus 3.5%. The amount outstanding on this line of credit as of September 30, 2011 was approximately $229,500.

Included in our balance sheet as accounts receivable at September 30, 2011, are account balances totaling $2,455,400 of accounts receivable and $2,196,900 of inventory collateralized to Cole Taylor under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to KBEL for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to KBEL's UK customers.  The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party with six months notice.  The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted.  The amount outstanding on this line of credit as of September 30, 2011 was approximately $1,197,400.

5.           Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	September 30, 2011	December 31, 2010
Notes to Marquette, paid in monthly installments of $20,500, plus interest at one month LIBOR plus 5.25% with the remaining balance due at maturity (June 2011); secured by substantially all assets of Releta and MBC, excluding real property at Ukiah.	$—	$745,400

Note to Grand Pacific, paid in monthly installments of $27,300 including interest at prime plus 1.75% with the remaining balance due at maturity (June 2011).	—	2,772,300

Notes to Cole Taylor, payable in monthly installments of $12,300, plus interest at prime plus 2% with the remaining balance due at maturity (June 2016); secured by all assets of Releta and MBC.	2,922,400

Note to Cole Taylor, payable in monthly installments of $23,000 plus interest at prime plus 1.5% with the remaining balance due at maturity (June 2016); secured by all assets of Releta and MBC.	1,888,000	—
	4,810,400	3,517,700

Less current maturities	423,600	3,517,700

	$4,386,800	$—

6.           Notes to Related Parties

Subordinated Convertible Notes Payable

Notes payable to related parties includes unsecured convertible notes to UBA for a total value of $3,292,800 as of September 30, 2011, including interest at the prime rate plus 1.5%, but not to exceed 10% per year.  The UBA notes are convertible into common stock at $1.50 per share except for one note dated March 2, 2005 which is convertible into common stock at $1.44 per share. The issuance of 183,871 shares of common stock to the independent, non-employee members of the Board of Directors on September 14, 2011 triggered an adjustment to the conversion rate of such March 2, 2005 note. As such, $580,800 in principal and accrued interest is convertible into common stock at $1.44 per share while the remaining $2,712,000 is convertible at $1.50 per share. (For additional information, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Description of Our Indebtedness – Master Line of Credit."). The UBA notes have been extended through June 2012 with automatic renewals after such maturity date for successive one year terms, provided that either MBC or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Cole Taylor maturing in June 2016. Therefore, we will not require the use of working capital to repay any of the UBA notes until the Cole Taylor facilities are repaid.  The UBA notes include $1,377,400 and $1,309,400 of accrued interest at September 30, 2011 and December 31, 2010, respectively.

5% Notes Payable

Also included in notes payable to related parties is an unsecured loan from Shepherd Neame to KBEL payable in annual installments of $93,700 with interest at 5% per year maturing in June 2012.  The amounts outstanding under this loan as of September 30, 2011 and December 31, 2010 were $93,700 and $184,800 respectively, including current maturities of $93,700 and $92,400 on those dates.

7.           Capital Lease Obligations

We lease certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases.  The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2011, are as follows:

Three months ending December 31, 2011	$24,900
Year ending December 31, 2012	74,000
98,900
Less amounts representing interest	(13,500)
Present value of minimum lease payments	85,400
Less current maturities	(72,500)
Non-current leases payable	$12,900

8.           Commitments and Contingencies

Legal

We are periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations.  We are not currently aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our financial position or results of operations.

Operating Leases

We lease some of our operating and office facilities for various terms under long-term, non-cancelable operating lease agreements.  The leases expire at various dates through 2015 and provide for renewal options ranging from month-to-month to five years.  In the normal course of business, it is expected that these leases will be renewed or replaced by leases on similar properties.  The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases.  Also, the agreements generally require us to pay certain costs (real estate taxes, insurance and repairs).

We and our subsidiaries have various lease agreements for the brewpub and gift store in Ukiah, California; the brewery at our Saratoga Springs, New York, facility; a building in the UK; and certain equipment.  The New York lease includes a renewal option for three additional five-year periods, which we intend to exercise, and some leases are adjusted annually for changes in the consumer price index.  The leases begin expiring in 2012.

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

9.           Related-Party Transactions

We and our subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these were a Distribution Agreement between UBIUK and KBEL; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBIUK and United Breweries Limited (UB). KBEL is a party to a brewing agreement and a loan agreement with Shepherd Neame. Additional information about these transactions may be found in our annual report on Form 10-K for the year ended December 31, 2010.

The following table reflects the value of the transactions during the nine months ended September 30, 2011 and 2010, and the balances outstanding as of September 30, 2011 and December 31, 2010.

TRANSACTIONS	2011	2010
Sales to Shepherd Neame	$3,989,300	$4,505,500
Purchases from Shepherd Neame	$12,837,800	$10,959,600
Expense reimbursement to Shepherd Neame	$849,800	$678,500
Interest expense related to UBA convertible notes	$68,000	$68,000

ACCOUNT BALANCES	Sept 30, 2011	Dec 31, 2010
Accounts payable to Shepherd Neame	$4,039,500	$4,248,600
Accounts payable to UB	$63,100	$87,500
Accounts receivable from Shepherd Neame	$368,000	$276,200

10.           Stockholders' Equity

The following table summarizes equity transactions during the nine months ended September 30, 2011.

	Series A Preferred Stock		Common Stock		Other Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income / (Loss)	Deficit	Equity

Balance, December 31, 2010	227,600	$227,600	12,427,262	$15,043,300	$531,700	$(14,438,500)	$1,364,100
Net Income	-	-	-	-	-	566,600	566,600

Stock issued to directors			183,871	57,000			57,000

Currency Translation Adjustment	-	-	-	-	(32,000)	-	(32,000)

Balance, September 30, 2011	227,600	$227,600	12,611,133	$15,100,300	$499,700	$(13,871,900)	$1,955,700

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

Common Stock

On September 14, 2011, our Board of Directors approved the issuance of an aggregate of 183,871 shares of MBC's unregistered common stock valued at $57,000 to certain of MBC's independent non-employee directors in recognition of services provided to the board by such directors and as compensation pursuant to the terms of MBC's Directors' Compensation Plan, as amended, for their attendance at board and committee meetings held during 2009.  The independent non-employee directors attended an aggregate of 14 board meetings and 15 committee meetings during 2009. We believe that the issuance of the aforementioned shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because of the limited numbers of recipients (five), the significant business experience and financial sophistication of each of the recipients and the intimate knowledge and familiarity with our business possessed by such directors.

11.           Segment Information

Prior to 2001, our business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With our acquisition of UBIUK in August 2001, however, we gained a new business segment, distribution of beer outside the US, primarily in the UK.  A summary of these segments is provided below:

As of and for the nine months ended September 30, 2011
	Domestic Operations	Foreign Operations	Corporate & Others	Total

Net Sales	$12,349,900	$17,748,500	$-	$30,098,400
Operating Income (Loss)	$854,100	$61,300	$-	$915,400
Identifiable Assets	$12,492,300	$3,967,500	$3,012,000	$19,471,800
Depreciation & Amortization	$484,600	$404,400	$-	$889,000
Capital Expenditures	$316,700	$363,800	$-	$680,500

As of and for the nine months ended September 30, 2010
	Domestic Operations	Foreign Operations	Corporate & Others	Total

Net Sales	$11,500,900	$14,864,200	$-	$26,365,100
Operating Income (Loss)	$574,500	$(945,900)	$-	$(371,400)
Identifiable Assets	$12,110,200	$4,387,200	$3,015,500	$19,512,900
Depreciation & Amortization	$452,500	$351,000	$-	$803,500
Capital Expenditures	$46,700	$218,100	$-	$264,800

12.           Unrestricted Net Assets

Our wholly-owned subsidiary, UBIUK, has accumulated undistributed losses of $2,665,300 as of September 30, 2011.  Under KBEL's line of credit agreement with RBS, distributions and other payments to us from our subsidiary are not permitted if retained earnings drop below $1,614,200.

Condensed financial information of the parent company, MBC together with its other subsidiary, Releta is as follows:

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Cash	$119,600	$64,900
Accounts receivable	2,455,400	1,754,600
Inventories	2,196,900	1,756,700
Other current assets	102,700	360,300
Total current assets	4,874,600	3,936,500

Investment in UBIUK	1,225,000	1,225,000
Property and equipment	10,295,400	10,401,800
Other assets	334,300	152,700
Intercompany account balance with UBIUK	170,100	(17,900)
Total assets	$16,899,400	$15,698,100

Liabilities and Stockholders' Equity
Liabilities
Line of credit	$229,500	$1,621,200
Accounts payable	1,617,000	1,265,700
Accrued liabilities	1,183,200	899,700
Current maturities of debt and leases	472,300	3,564,800
Current maturities of notes payable to a related party	—	3,224,800
Total current liabilities	3,502,000	10,576,200

Long-term debt and capital leases	4,399,700	49,700
Notes payable to a related party	3,292,800	—
Total liabilities	$11,194,500	$10,625,900

Stockholders' equity
Preferred stock	227,600	227,600
Common stock	15,100,300	15,043,300
Accumulated deficit	(9,623,000)	(10,198,700)
Total stockholders' equity	5,704,900	5,072,200
Total liabilities and stockholders' equity	$16,899,400	$15,698,100

Statements of Operations	Three months ended Sept 30		Nine months ended Sept 30
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$4,385,800	$4,293,300	$12,349,900	$11,500,900
Cost of goods sold	3,141,300	3,163,000	8,927,900	8,596,900
Sales, marketing, and retail expenses	440,300	358,800	1,202,700	1,016,000
General and administrative expenses	475,300	482,400	1,457,700	1,403,300
Income from operations	328,900	289,100	761,600	484,700

Other (income)	(40,200)	(39,400)	(110,500)	(113,400)
Interest expense	90,400	115,200	289,300	345,200
Provision for taxes	—	3,500	7,100	6,100
Net income	$278,700	$209,800	$575,700	$246,800

Statements of Cash Flows	Nine months ended September 30
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities	$693,600	$424,300
Purchase of property and equipment	(316,700)	(46,700)
Net repayment on line of credit	(1,391,700)	—
Borrowing on long term debt	4,881,000	171,400
Repayment on long term debt	(3,588,300)	(233,300)
Payment on obligation under capital lease	(35,200)	(46,700)
Net change in payable to UBI	(188,000)	(190,600)
Increase (decrease) in cash	54,700	78,400
Cash, beginning of period	64,900	46,700
Cash, end of period	$119,600	$125,100

13.        Income Taxes

 In the nine months ended September 30, 2011 and 2010, we only recorded tax expense related to state franchise taxes and we did not report income tax expense due to the availability of deferred tax assets to offset any taxable income in the US and the UK.  We have established a full valuation allowance against our deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized is not yet met.  During the nine months ended September 30, 2011, our effective tax rates were de minimus.  The difference between our effective tax rates and the 35% US federal statutory tax rate and the UK's statutory tax rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance.

Our major tax jurisdictions are (i) US (federal), (ii) California (state), (iii) New York (state) and (iv) UK.  Our tax returns remain open to examination by the applicable governmental authorities for tax years 2006 through 2010.  The federal and state taxing authorities may choose to audit tax returns for prior years due to significant tax attribute carryforwards for those prior years.  However, such audits will be limited to adjustments to such carryforward tax attributes.  We are not currently being audited in any major tax jurisdiction.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity/cash flows for the three and nine months ended September 30, 2011, compared to the same periods in 2010. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In this Report, the terms "we", "us", "our", and "the Company" and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report, including but not limited to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about our business, our management's beliefs, and assumptions made by our management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by us are intended to provide investors with additional information with which they may assess our future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for our products; changes in demand for malt beverage products in different Company markets; changes in distributor relationships or performance; changes in customer preference for our malt beverage products; regulatory or legislative changes; the impact of competition; changes in raw materials prices; availability of financing for operations; changes in interest rates; changes in our European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in our Securities and Exchange Commission (the "SEC") filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic and European economic and political conditions. We undertake no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revisions to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Critical Accounting Policies

There have been no significant changes in our accounting policies during the nine months ended September 30, 2011 compared to what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Segment Information

Prior to 2001, our business operations were exclusively located in the US (the “Domestic Territory”), and consisted of the manufacture and distribution of beer. With our acquisition of United Breweries International (UK) Limited ("UBIUK") in August 2001, we gained a new business segment, distribution of beer outside the US (the "Foreign Territory"), primarily in the United Kingdom (the "UK"). This segment accounted for 58% and 55% of our gross sales during the first nine months of 2011 and 2010, respectively.

Seasonality

Sales of our products are somewhat seasonal. Historically, sales volumes have been comparatively low during the first quarter of the calendar year in both our Domestic and Foreign Territories. In the Domestic Territory, sales volumes have been stronger during the second and third quarters and slower again during the fourth quarter, while in the Foreign Territory the fourth quarter has generated stronger sales volume. The volume of sales in any given area may also be affected by local weather conditions. Because of the seasonality of our business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Summary of Financial Results

We ended the first nine months of 2011 with a net income of $566,600, as compared to a net loss of $764,800 for the same period in 2010.  As set forth more fully under "Results of Operations," below, during the first nine months of 2011, we experienced an increase in net sales of $3,733,300 compared to the first nine months of 2010. Compared to the first nine months of 2010, costs of goods sold increased by $2,206,500, operating expenses increased by $240,000, and interest expenses decreased by $53,100 in the first nine months of 2011, all of which contributed to the our results for the period.

Results of Operations

Three Months Ended September 30, 2011 Compared To
Three Months Ended September 30, 2010
Net Sales

Overall net sales for the third quarter of 2011 were $10,431,600, an increase of $861,800, or 9%, compared to $9,569,800 for the third quarter of 2010 due to increases in sales in the Foreign Territory.

Domestic Operations:  Our net sales for the third quarter of fiscal year 2011 were $4,385,800 compared to $4,293,300 for the corresponding period in 2010, an increase of $92,500, or 2.2%.  Our total sales volume increased to 22,200 barrels in the third quarter of 2011 from 21,600 barrels in the third quarter of 2010 for a net increase of 600 barrels, or 2.8%.  Sales of contract brands brewed by us for third parties increased by 1,000 barrels or 16%, while sales volume of the Kingfisher brand remained at the same level.

Foreign Territory:  Our net sales for the third quarter of fiscal year 2011 were $6,045,800 compared to $5,276,500 during the corresponding period of 2010, an increase of $769,300, or 14.6% mainly due to increased sales volume  and increase in sales price to offset increase in cost of goods.  During the third quarter of 2011 UBSN sold 18,700 barrels compared to a sales volume of 16,100 barrels during the same period in 2010, an increase of 2,600 barrels or 16.1%.

Cost of Goods Sold

Cost of goods sold as a percentage of our net sales during the third quarter of fiscal year 2011 equaled 71.9%, as compared to 72.7% during the corresponding period of 2010, mainly due to decreased costs of materials.

Domestic Operations:  Cost of goods sold as a percentage of net sales in the United States during the third quarter of 2011 decreased to 71.6%, as compared to 73.7% during the corresponding period of 2010 due to decreases in the cost of materials.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the third quarter of 2011 decreased to 71.6%, as compared to 72.5% during the corresponding period of 2010 mainly due to product mix and exchange rate fluctuations.

Gross Profit

Gross profit for the third quarter of 2011 increased to $2,935,200, from $2,614,100 during the corresponding period of 2010, representing an increase of $321,100 or 12.3% due to increase in sales and decreases in the cost of goods sold.  As a percentage of our net sales, gross profit during the third quarter of 2011 increased to 28.1% from 27.3% for the third quarter of 2010.

Operating Expenses

Operating expenses for the third quarter of fiscal year 2011 were $2,438,200, a decrease of $359,300, or 12.8%, as compared to $2,797,500 for the corresponding period of 2010. Our operating expenses consist of marketing, distribution and general and administrative expenses.

Marketing and Distribution Expenses:  Marketing and distribution expenses for the third quarter of fiscal year 2011 equaled $1,416,200, as compared to $1,478,500 for the third quarter of fiscal year 2010, representing a decrease of $62,300 or 4.2%.  These expenses decreased to 13.6% of our net sales for the third quarter of fiscal year 2011, as compared to 15.4% for the corresponding period in 2010.

Domestic Operations:  Marketing and distribution expenses for the third quarter of fiscal year 2011 equaled $440,300 compared to $358,800 during the corresponding period of 2010, representing an increase of $81,500 or 22.7%.  As a percentage of net sales in the Domestic Territory, expenses increased to 10% during the third quarter of fiscal year 2011, compared to 8.4% during the corresponding period of 2010.  The increase in our expenses was due to increase in manpower and associated costs.

Foreign Territory:  Marketing and distribution expenses for the third quarter of fiscal year 2011 were $975,900 compared to $1,119,700 during the corresponding period of 2010, representing a decrease of $143,800 or 12.8% mainly due to decreases in advertising expenses as well as decreases in sales commissions from reduced sales to supermarkets and convenience stores.  As a percentage of net sales in the UK, our expenses decreased to 16.1% during the third quarter of fiscal year 2011 compared to 21.2% during the corresponding period of 2010.

General And Administrative Expenses:  Our general and administrative expenses equaled $1,022,000 for the third quarter of fiscal year 2011, representing a decrease of $297,000 or 22.5%, as compared to $1,319,000 for the corresponding period in 2010.  General and administrative expenses decreased to 9.8% of net sales for the third quarter of fiscal year 2011, as compared to 13.8% for the corresponding period in 2010.

Domestic Operations:  Domestic general and administrative expenses were $475,300 for the third quarter of fiscal year 2011, representing a marginal decrease of $7,100, or 1.5%, from $482,400 for the third quarter of fiscal year 2010.

Foreign Territory:  General and administrative expenses related to our Foreign Territory equaled $546,700 for the third quarter of fiscal year 2011, representing a decrease of $289,900, or 34.7%, compared to $836,600 for the third quarter of fiscal year 2010 mainly due to higher manpower costs and, recruitment and termination costs incurred in 2010.

Other Expenses

Other expenses for the third quarter of fiscal year 2011 totaled $106,500, representing a decrease of $28,400, or 21.1%, when compared to the third quarter of fiscal year 2010 due to decreased interest expenses caused by the refinancing of certain of our debt obligations.

Income Taxes

We had no provision for income taxes of for the third quarter of 2011 compared to $3,500 for the third quarter of fiscal year 2010.  The provision for taxes relates to the estimated amount of taxes that will be imposed by tax authorities in the United States.

Net income (Loss)

Our net income for the third quarter of fiscal year 2011 was $390,500, as compared to net loss of $321,800 for the third quarter of fiscal year 2010.  After providing for a positive foreign currency translation adjustment of $80,900 during the third quarter of fiscal year 2011 (as compared to a negative adjustment of $100,300 for the corresponding period in 2010), comprehensive income for the third quarter of 2011 was $471,400, compared to comprehensive loss of $422,100 for the corresponding period in 2010.

Nine Months Ended September 30, 2011 Compared To
 Nine Months Ended September 30, 2010
Net Sales

Our overall net sales for the first nine months of fiscal year 2011 equaled $30,098,400, an increase of $3,733,300, or 14.2%, compared to $26,365,100 for the corresponding period in 2010.

Domestic Operations:  Our domestic net sales for the first nine months of fiscal year 2011 were $12,349,900 compared to $11,500,900 for the corresponding period in 2010, an increase of $849,000 or 7.4%.  Domestic sales volume increased to 62,600 barrels during the first nine months of the year 2011 representing an increase of 4,800 barrels or 8.3% compared to 57,800 barrels for the corresponding period in 2010. Sales of our brands decreased by 1,200 barrels or 3.5%, sales of the Kingfisher brand decreased by 100 barrels or 1% and sales of contract brands brewed for third parties increased by 6,100 barrels or 44.4% during the first nine months of fiscal year 2011 compared to the corresponding period in 2010.

Foreign Territory:  Our net sales for the first nine months of fiscal year 2011 equaled $17,748,500 compared to $14,864,200 during the corresponding period of 2010, an increase of $2,884,300 or 19.4% due to higher sales volume and increase in sales price to offset increase in cost of goods During the first nine months of 2011, UBSN sold 55,400 barrels compared to 48,500 barrels during the first nine months of 2010, an increase of 6,900 barrels, or 14.2%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first nine months of fiscal year 2011 was 72%, as compared to 73.8% during the corresponding period of 2010.

Domestic Operations:  Cost of goods sold as a percentage of net sales for our Domestic Operations during the first nine months of fiscal year 2011 was 72.3%, as compared to 74.7%, during the corresponding period of 2010.  This decrease is mainly due to decreases in our costs of raw materials.

Foreign Territory:  Cost of goods sold as a percentage of net sales in the Foreign Territory during the first nine months of 2011 increased to 72.3%, as compared to 73.7% during the corresponding period in 2010 mainly due to higher sales realization and exchange rate fluctuations.

Gross Profit

As a result of the higher sales and lower costs of materials described above, our gross profit for the first nine months of fiscal year 2011 increased to $8,425,200, from $6,898,400 during the corresponding period of 2010, representing an increase of $1,526,800 or 22.1%.  As a percentage of net sales, gross profit during the first nine months of fiscal year 2011 increased to 28% from 26.2% during the corresponding period in 2010.

Operating Expenses

Operating expenses for the first nine months of fiscal year 2011 were $7,509,800, an increase of $240,000, or 3.3%, as compared to $7,269,800 for the corresponding period of 2010.  Our operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses:  Our marketing and distribution expenses for the first nine months of fiscal year 2011 were $4,336,700, compared to $3,926,300 for the corresponding period in 2010, representing an increase of $410,400 or 10.5%.  Our marketing and distributions expenses equaled 14.4% of our net sales for the first nine months of 2011, as compared to 14.9% for the corresponding period in 2010.

Domestic Operations:  Marketing and distribution expenses for the first nine months of fiscal year 2011 were $1,202,700 compared to $1,016,000 during the corresponding period of 2010, representing an increase of $186,700 or 18.4%.  Expenses, as a percentage of net sales in the US, increased to 9.7% during the first nine months of fiscal year 2011, compared to 8.8% during the corresponding period of 2010 mainly due to increases in manpower and associated costs.

Foreign Territory:  Marketing and distribution expenses for the first nine months of fiscal year 2011 were $3,134,000 compared to $2,910,300 during the corresponding period of 2010, representing an increase of $223,700 or 7.7%. The increase was mainly due to increases in freight, maintenance cost of beer dispensing equipment and sales promotion costs, partly offset by a reduction in advertising costs and sales commissions. Expenses, as a percentage of net sales in the UK, decreased to 17.7% during the first nine months of fiscal year 2011 compared to 19.6% during the corresponding period of 2010 (in each case as calculated in US dollars, after taking into account the effects of the exchange rate calculation).

General And Administrative Expenses:  Our general and administrative expenses were $3,173,100 for the first nine months of fiscal year 2011, representing a decrease of $170,400 or 5.1%, compared to $3,343,500 for the corresponding period in 2010.  These expenses were equal to 10.5% of our net sales for the first nine months of fiscal year 2011, as compared to 12.7% for the corresponding period in 2010.

Domestic Operations:  Domestic general and administrative expenses equaled $1,457,700 for the first nine months of fiscal year 2011, representing an increase of $54,400, or 3.9%, from $1,403,300 for the corresponding period in 2010.  The increase was mainly due to increased manpower costs due to an increase in the salaries of administrative employees.

Foreign Territory:  General and administrative expenses related to the Foreign Territory were $1,715,400 for the first nine months of fiscal year 2011, representing a decrease of $224,800 or 11.6%, as compared to $1,940,200 for the corresponding period in 2010 mainly due to higher manpower costs, and recruitment and termination costs incurred in 2010.

Other Expenses

Other expenses for the first nine months of fiscal year 2011 totaled $341,700 representing a decrease of $45,600 or 11.8% when compared to the same period in 2010 mainly due to decreased interest expenses caused by the refinancing of certain of our debt obligations.

Income Taxes

We have a provision for income taxes of $7,100 for the first nine months of fiscal year 2011, compared to $6,100 for the same period in 2010.  The provision for taxes relates to the estimated amount of taxes that will be imposed by tax authorities in the US.

Net income (Loss)

Our net income for the first nine months of fiscal year 2011 was $566,600, as compared to net loss of $764,800 for the corresponding period of 2010.  After providing for a negative foreign currency translation adjustment of $32,000 during the first nine months of fiscal year 2011 (as compared to a positive adjustment of $28,300 for the corresponding period in 2010), we had comprehensive income for the first nine months of fiscal year 2011 of $534,600, compared to comprehensive loss of $736,500 for the corresponding period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had cash and cash equivalents of $163,000, an accumulated deficit of $13,871,900, and a working capital deficit of $2,334,700 mainly associated with our international operations.

Our working capital deficit relating to our international operations is the result of historic losses since 2005 from operations of UBIUK and Kingfisher Beer Europe Limited (“KBEL”), primarily in the UK.  In response to the losses incurred in connection with our international operations, United Breweries (Holdings) Limited ("UBHL"), our indirect majority shareholder, issued a letter of financial support on KBEL's behalf on February 15, 2011 (the "Letter of Support").  Under the terms of the Letter of Support, UBHL has agreed to provide funding to KBEL on an as needed basis to enable KBEL to meet its financial obligations as they fall due.  There is no maximum limit on the amount of funding to be provided by UBHL to KBEL under the terms of the Letter of Support, however, such funding is subject to compliance with applicable exchange control regulations and other applicable laws and regulations regarding the transfer of funds from India to the UK.  Pursuant to its terms, the Letter of Support has been issued for at least a one year minimum period which runs through February 14, 2012.  The type of financial support to be provided by UBHL and the terms of such financial support is not specified in the Letter of Support.  Our management intends to seek UBHL's consent to keep the Letter of Support in force beyond the minimum period, if necessary.  If UBHL were unable or unwilling to meet its current obligations under the Letter of Support or in the future, if requested, does not agree to keep the Letter of Support in force following the minimum specified period, it could result in a material adverse effect on KBEL's and UBIUK's financial condition and thus on our consolidated results of operations and could affect KBEL's, UBIUK's, and potentially, our ability to continue operations.  The Chairman of our Board of Directors, Dr. Vijay Mallya, is also the Chairman of the Board of Directors of UBHL.

Our management has taken several actions to enable us to meet our working capital needs through September 30, 2012, including reductions in discretionary expenditures, optimization of pricing and discounts to increase margins, and the expansion of our business in new territories.  In addition, we have also secured additional brewing contracts in an effort to utilize a portion of our excess production capacity. We may also seek additional capital infusions to support our operations.

We have several loans, lines of credit, other credit facilities and lease agreements which are currently outstanding (collectively, "Indebtedness").  Certain of the agreements governing our Indebtedness contain cross-default provisions which may cause an event of default under one agreement to result in an event of default under a separate agreement.  In addition, certain of the agreements governing our Indebtedness contain provisions pursuant to which a material adverse change in our financial condition may result in an event of default under such agreements.  In case of an event of default, the agreements provide the lenders with several rights and remedies, including, but not limited to, acceleration and termination of the facilities, implementation of default interest rates, and secured party rights with respect to the collateral (including the power to sell such collateral).  Substantially all of our assets, including the real property in Ukiah, are pledged as collateral pursuant to the terms of the agreements governing our Indebtedness.

We are currently making timely payments of principal and interest relating to our Indebtedness as such Indebtedness becomes due and anticipate that we will continue to make such timely payments in the immediate future.  However, if we fail to maintain any of the financial covenants under the various agreements governing our Indebtedness, fail to make timely payments of amounts due under our Indebtedness, or commit any other breach resulting in an event of default under the agreements governing our Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on our financial condition.  If our existing Indebtedness is accelerated and terminated, we may need to obtain replacement financing.  If we are unable to obtain such replacement financing, it may result in a material adverse effect on our financial condition and our ability to continue operations.  In addition, actions available to secured parties relating to our assets that have been pledged as collateral could have a material adverse effect on our financial conditions and operations.

 We believe that increase in 2011 sales, the refinancing of debts related to domestic operations and continued efforts to manage costs will provide enough cash to fund our operations through the year 2012. We have significantly revamped our operations in the Foreign Territory including, but not limited to, improvements in organizational structure, change in customer pricing policy to increase sales realization and stricter control on costs and receivables to improve operational results. We supply Canadian customers from our US breweries to increase sales realization and reduce cost. We continue to explore new contract brewing opportunities to increase revenue. However, there can be no assurance that we will be able to increase sales to provide cash for operating activities. Our future working capital requirements will depend on many factors, including our ability to refinance maturing debts, the rates of our revenue growth, introduction of new products and expansion of sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses or products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

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

Cash Flow Results:

Net cash provided by operating activities for the nine months ended September 30, 2011 was $1,134,000, compared to $1,038,400 for the corresponding period in 2010.

During the first nine months of 2011 our inventory increased by $440,200 between December 31, 2010 and September 30, 2011. Fluctuations in inventory are normal for our operations and industry and are typically not indicators of any material contributing cause. Accounts payables related to domestic operations increased during the first nine months of the year 2011 due to increased business volume.

Our accrued liabilities consisted primarily of payroll costs, excise taxes, future payments of borrowed money to pay our insurance premiums, estimated allowances for customer rebates, and deposits from customers to secure the return of kegs.  Our accrued liabilities for the first nine months of 2011 increased by $301,100 mainly due to an increase in provision for liabilities related to excise taxes, customer deposits to secure the return of kegs and customer rebates associated with increased sales.

Net cash used in investing activities totaled approximately $680,500 for the first nine months of 2011. Net cash used for investing activities consists of purchases of capital assets used in operations.

Net cash used in financing activities totaled approximately $370,000 during the first nine months of 2011. During June 2011, we obtained long term financing from Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”) to repay maturing debts related to our US operations. Net cash used in financing activities principally consisted of temporary reduction in use of a revolving line of credit, borrowing on long term debt, debt payments and lease installments.

DESCRIPTION OF OUR INDEBTEDNESS:

Cole Taylor Facility

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the "Agreement") with Cole Taylor. The Agreement provides a credit facility of up to $10,000,000 with a maturity date of June 23, 2016 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery & equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit.  At the time that the applicable loan or advance is made, we may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan or the capital expenditure term loan, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. The Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage.  There is a prepayment penalty if we prepay all of our obligations prior to the maturity date and the Agreement is terminated.  The credit facility is secured by a first priority interest in all of the personal property of MBC and Releta Brewing Company, LLC ("Releta") and a first mortgage on our Ukiah, California property, among other items of MBC and Releta assets. Our obligations under the Agreement are subject to acceleration upon the occurrence of an event of default under the Agreement.

Marquette Business Credit Line of Credit

In November 2006, Marquette Business Credit, Inc. ("Marquette") provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory which terminated in June 2011.  The borrowings were collateralized, with recourse, by certain eligible trade receivables up to a maximum percentage of 85% of the qualified net amounts of such receivables of each of MBC and Releta and 60% of MBC's and Releta's eligible inventory located in the US.  On June 23, 2011, we used the proceeds from Cole Taylor facility to pay off the amount outstanding on that date and terminated this line of credit.

Master Line of Credit. On August 31, 1999, MBC and United Breweries of America, Inc. ("UBA"), one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit with a principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on March 2, 2005 on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the "UBA Notes"). UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement"). The Extension Agreement confirms UBA's extension of the terms of the UBA Notes for a period ending on June 30, 2012 with automatic renewals after such maturity date for successive one year terms, provided that either MBC or UBA may elect not to extend automatically a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term.

The aggregate outstanding principal amount of the UBA Notes as of September 30, 2011 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,377,400, for a total amount outstanding of $3,292,800.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of approximately $1.50 per share. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes issued by us up to that date (the "Confirmation of Waiver").

On September 14, 2011, our Board of Directors approved the issuance (the “Issuance”) of our unregistered common stock to certain of our independent non-employee directors as compensation. The Issuance triggered an adjustment in the conversion rate of the UBA Note dated March 2, 2005 (the "Note") which was not subject to the Confirmation of Waiver. Prior to the Issuance, the principal and interest owed pursuant to the Note would have converted into shares of our common stock at a per share price of $1.50. After the Issuance, the principal and interest outstanding under the Note will convert at a per share price of approximately $1.44. As of September 30, 2011, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,211,300 shares of our Common Stock. The UBA Notes require us to make quarterly interest payments to UBA on the first day of each of April, July, October, and January. To date, UBA has permitted us to capitalize all accrued interest; therefore, we have borrowed the maximum amount available under the facility. Upon maturity of any of the UBA Notes, unless UBA has given us prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Note may be converted, at the option of UBA, into shares of our common stock. During the extended term of the UBA Notes, UBA has the right to require us to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days.

The UBA Notes are subordinated to credit facilities extended to us by Cole Taylor pursuant to subordination agreements executed by UBA. Per the terms of the subordination agreements, UBA is precluded from demanding repayment of the UBA Notes unless the Cole Taylor facilities are repaid in full.

LONG TERM DEBT:

Grand Pacific Financing Corporation Loan: On July 3, 2006, we obtained a $3.0 million loan from Grand Pacific Financing Corporation ("Grand Pacific"), secured by a first priority deed of trust on the Ukiah land, fixtures attached to the land, and improvements.  The loan was paid in partially amortizing monthly installments of $27,261 including interest at the rate of 1.75% over the prime rate published by The Wall Street Journal, maturing June 28, 2011 with a balloon payment.  We used the proceeds from Cole Taylor facility to fully repay and terminate this loan on June 23, 2011.

Marquette Business Credit Inc. Facility: In November, 2006, Marquette extended a total facility of $4,925,000 with a maturity date of June 27, 2011 consisting of a $2,750,000 revolving facility, a $1,525,000 term loan and a $650,000 capital expenditure loan. The original rate of interest on the term loan and capital expenditure loan was the one-month LIBOR rate published in the Wall Street Journal plus a margin of 5.25% and the original rate of interest on the revolving facility was the one-month LIBOR rate published in the Wall Street Journal plus a margin of 4.25%. We used the proceeds from Cole Taylor facility to fully repay and terminate this loan on June 23, 2011.

OTHER LOANS AND CREDIT FACILITIES.

Royal Bank Of Scotland Facility:  Royal Bank of Scotland ("RBS") provided KBEL with a £1,750,000 maximum revolving line of credit on April 26, 2005 with an advance rate based on 80% of KBEL's qualified accounts receivable.  This facility originally had a maturity of twelve months, but has been automatically extended and will continue in place unless terminated by either party upon six months' written notice.

Shepherd Neame Loan: Shepherd Neame has a contract with KBEL to brew Kingfisher Premium Lager for the European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 to KBEL, repayable in annual installments of £60,000 per year, ending in June 2012. The loan carries a fixed interest rate of 5% per year.

Weighted Average Interest: The weighted average interest rates paid on our US debts was 5.4% for the first nine months of 2011 compared to 6% for the corresponding period in 2010. For loans primarily associated with our Foreign Territory, the weighted average rate paid was 3% for the first nine months of 2011 and 2010.

Keg Management Arrangement: Effective September 1, 2009, we entered into a five-year keg management agreement with MicroStar Keg Management, LLC ("MicroStar").  Under this arrangement, MicroStar provides us with half-barrel kegs for which we pay filling and usage fees.  Distributors return the kegs directly to MicroStar.  MicroStar then supplies us with additional kegs.  If the agreement is not extended and terminates, we are required to purchase a certain number of kegs from MicroStar. We anticipate that we would finance such purchase, if required, through debt or lease financing, if available.  However, there can be no assurance that we will be able to finance the purchase of the required kegs.  Our failure to purchase the required kegs from MicroStar upon termination of the agreement would likely have a material adverse effect on our operations.

Current Ratio: Our ratio of current assets to current liabilities on September 30, 2011 was 0.76 to 1.0 and the ratio of total assets to total liabilities was 1.11 to 1.0. Our ratio of current assets to current liabilities on September 30, 2010 was 0.39 to 1.0 and the ratio of total assets to total liabilities was 1.08 to 1.0.

Restricted Net Assets: Our wholly-owned subsidiary, UBIUK, has undistributed losses of $2,665,300 as of September 30, 2011.  Under KBEL's line of credit agreement with RBS, distributions and other payments to us from our subsidiary are not permitted if retained earnings drop below $1,614,200.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Our management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the last day of the quarter ended September 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of September 30, 2011.

Changes In Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending September 30, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 14, 2011, our Board of Directors approved the issuance of an aggregate of 183,871 shares of MBC's unregistered common stock to certain of MBC's independent non-employee directors in recognition of services provided to the board by such directors and as compensation pursuant to the terms of MBC's Directors' Compensation Plan, as amended, for their attendance at board and committee meetings held during 2009.  The independent non-employee directors attended an aggregate of 14 board meetings and 15 committee meetings during 2009. We believe that the issuance of the aforementioned shares is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, because of the limited numbers of recipients (five), the significant business experience and financial sophistication of each of the recipients and the intimate knowledge and familiarity with our business possessed by such directors.

Item 6.	Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of MBC, as amended.
3.2	(T)	Bylaws of MBC, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between MBC and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8		[Intentionally omitted]
10.9		[Intentionally omitted]
10.10		[Intentionally omitted]
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.

Exhibit Number		Description of Document
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between MBC and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated September 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between MBC and United Breweries of America Inc. dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and KBEL, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and KBEL, Ltd.

Exhibit Number		Description of Document
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and KBEL, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and KBEL, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and KBEL, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and KBEL, Ltd.
10.60	(T)	Brewing License Agreement between KBEL, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 14, 2003.
10.67		[Intentionally omitted]
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between KBEL, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America Inc. dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and KBEL Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.

Exhibit Number		Description of Document
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2007
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract)
10.92	[II]	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors' Compensation Plan, as amended (Management Contract)
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.
10.97	(LL)	Separation and Severance Agreement by and between MBC and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98†	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and MBC effective September 1, 2009.
10.99	(NN)	Commercial Lease dated August 1, 2009 between Stewart's Shop Corp. and Releta Brewing Company LLC.
10.100	(OO)	Tenth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2010.
10.101	(OO)	Sixth Amendment to Convertible Promissory Notes, effective June 30, 2010.
10.102	(OO)	Employment Agreement with Damon Swarbrick (Management Contract).
10.103	(PP)	Letter of Support issued on behalf of UBSN by United Breweries (Holdings) Limited, dated March 25, 2010.
10.104	(QQ)	Letter of Support issued on behalf of UBSN by United Breweries (Holdings) Limited, dated February 15, 2011.
10.105	(RR)	Waiver and First Amendment to Loan and Security Agreement dated as of April 29, 2011 by Marquette Business Credit, Inc., Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
10.106	(SS)	Credit and Security Agreement dated as of June 23, 2011 between Cole Taylor Bank, Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
10.107	(SS)	Seventh Amendment to Convertible Promissory Note effective June 30, 2011.
10.108	(SS)	Eleventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2011.
10.109	(TT)	Amended and Restated Directors' Compensation Plan (Management Contract).

14.1	(V)	Code of Ethics

  † Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	MBC's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	MBC's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	MBC's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	MBC's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	MBC's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	MBC's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc and Vijay Mallya.

(S)	MBC's Current Report on Form 8-K filed as of February 19, 2002.

(T)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	MBC's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	MBC's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	MBC's Annual Report on Form 10-K for the year ended December 31, 2006.

(GG)	MBC's Quarterly Report on Form 10Q for the period ended June 30, 2007.

(HH)	MBC's Annual Report on Form 10-QK/A for the period ended December 31, 2007.

(II)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2008.

(JJ)	MBC's Annual Report on Form 10-K for the year ended December 31, 2008.

(KK)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(LL)	MBC's Current Report on Form 8-K filed as of August 31, 2009.

(MM)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(NN)	MBC's Annual Report on Form 10-K for the year ended December 31, 2009.

(OO)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(PP)	MBC's Quarterly Report on Form 10-Q/A No. 1 for the period ended September 30, 2010.

(QQ)	MBC's Annual Report on Form 10-K for the year ended December 31, 2010.

(RR)	MBC's Quarterly Report on Form 10-Q for the period ended March 31, 2011.

(SS)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2011.

(TT)	MBC's Schedule 14A filed September 1, 2010.

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)           Excluded Financial Statements.  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: November 10, 2011	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Dated: November 10, 2011	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary