Form 10-K
period 2011-12-31
MENDOCINO BREWING CO INC
filed 2012-03-30
CIK 919134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated Filer ☐ Accelerated Filer ☐    Non-accelerated Filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average of the closing bid and asked prices for such stock as reported by the OTC Markets Bulletin Board on June 30, 2011 was approximately $666,800.

The number of shares of the registrant's Common Stock outstanding as of March 15, 2012 was 12,611,133.

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

We operate in two geographic markets, domestic (the United States and Canada) (referred to in this Annual Report as the "North American Territory"), Europe (including Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) (referred to in this Annual Report as the "Foreign Territory"). Our European operations are primarily in the United Kingdom.

Our operations in the North American Territory consist primarily of brewing and marketing proprietary craft beers, including Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, White Hawk Original IPA, and Red Tail Lager, and a licensed international specialty beer, Kingfisher Premium Lager. For distribution in the North American Territory, we brew our brands in our own facilities, which are located in Ukiah, California and Saratoga Springs, New York. In the North American Territory, we distribute our products in most of the states, the District of Columbia and Canada.

Our operations in the Foreign Territory, which are conducted through our wholly-owned subsidiary United Breweries International (U.K.) Limited ("UBIUK") and UBIUK's wholly-owned subsidiary Kingfisher Beer Europe Limited (“KBEL”), which was formerly known as UBSN Limited (“UBSN”), consist primarily of the marketing and distribution of Kingfisher Premium Lager in the Foreign Territory through Indian restaurants, chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). We hold an exclusive license, expiring in October 2013, from United Breweries Limited, an Indian public limited company ("UB Limited") to brew and distribute Kingfisher Premium Lager. The Chairman of our Board of Directors, Dr. Vijay Mallya, is also the Chairman of the board of directors of UB Limited.

All of our beers sold in the Foreign Territory are brewed in England under a contract with Shepherd Neame, Ltd. ("Shepherd Neame"), an English brewer. KBEL is the sole distributor of Kingfisher Premium Lager in the United Kingdom, Ireland, and continental Europe, but does not physically distribute our products to our ultimate trade customers. KBEL relies on specialty restaurant trade distributors in the United Kingdom and on Shepherd Neame, acting as KBEL's agent, on a commission basis, for distribution to the supermarket, liquor and convenience store trade.

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

In 1998, we purchased certain assets from Carmel Brewing Company, Inc., a California corporation ("Carmel Brewing"). We continue to bottle and sell beer under the Carmel Brewing name.

In 2001, we acquired UBIUK together with UBIUK's wholly-owned subsidiary, KBEL, from Inversiones Mirabel, S.A., a Panamanian corporation, ("Inversiones") in exchange for MBC stock then valued at approximately $5,500,000 (the "UBIUK Acquisition"). UBIUK and KBEL primarily market, sell, and distribute Kingfisher Premium Lager in the Foreign Territory. Kingfisher Premium Lager, which is the flagship brand of UB Limited, is a recognized international brand, with widespread distribution outside our geographic markets.

We also acquired the United States brewing and distribution rights for Kingfisher Premium Lager as a result of the UBIUK Acquisition. We brew Kingfisher Premium Lager in our Saratoga Springs, New York and Ukiah, California facilities. We have engaged Shepherd Neame to brew Kingfisher Premium Lager for distribution in the Foreign Territory.

During the last quarter of 2005, United Breweries of America, BVI, a British Virgin Islands corporation ("UBA-BVI"), an indirect beneficial owner of a majority of our outstanding shares, merged into United Breweries Holdings, Ltd., an Indian public limited company ("UBHL"). As a result of the merger of UBA-BVI into UBHL, UBHL acquired indirect control over approximately 78% of our then outstanding shares. Dr. Mallya is the Chairman of the board of directors of UBHL.

 In 2010, we purchased certain brand-related assets from Golden West Brewing Company, a California corporation and Beautiful Brews Inc., a Florida corporation, including trademarks, trade names, and other brand-related assets related to the Butte Creek brands of organic ales and Honey Amber Rose ale, respectively. As consideration, MBC will pay royalties based on sales.

INDUSTRY OVERVIEW

NORTH AMERICAN MARKET

We are a brewer in the craft brewing segment of the United States beer industry. The United States domestic beer market consists of a number of market categories, some of which include low-priced, premium, super premium, lite, import, and specialty/craft beers. In the North American Territory, we compete in the specialty/craft category which the Brewers Association estimated produced approximately 9.9 million barrels in the year 2010. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews. The domestic beer market is dominated by large domestic and international brewers. The craft brewing segment is growing, but is relatively small. Recently, the United States beer market has seen two trends, the number of craft brewers has increased in number and the large domestic brewers have merged or been acquired by other large domestic and international brewers (e.g. InBev S.A.'s acquisition of Anheuser-Busch Companies, Inc.). Since our formation in the 1980s, the rate at which the craft beer segment has grown has fluctuated over the years. The large domestic brewers produce their own fuller-flavored products to compete against craft beers. The introduction of flavored malt beverages starting in 2001 has also increased competition in the beer market. Additionally, the wine and spirits market has seen an increase in recent years, attributable to competitive pricing, television advertising, increased merchandising and resurgent consumer interest in wine and spirits.

EUROPEAN MARKET

The vast majority of our sales in the European Union are made in the United Kingdom. During fiscal years 2011 and 2010 our sales in the United Kingdom constituted approximately 89% and 88% of our total sales in the Foreign Territory. Sales in the Foreign Territory primarily consist of sales of Kingfisher Premium Lager. We have production and distribution rights for Kingfisher Premium Lager in the United Kingdom and the other European Union countries.

Within the European Union, we primarily distribute our products through Indian restaurants using restaurant trade distributors. In addition, we distribute our products through other retail outlets such as supermarkets, liquor stores, and licensed shops and convenience stores.

OUR BUSINESS

We are a pioneering brewer in the specialty craft brewing segment in the United States. We produce high quality ales and lagers in our own breweries in the United States. Through our subsidiary in the United Kingdom, we have production and distribution rights to Kingfisher Premium Lager in the European Union, Canada and the United States. Generally sales are made through distributors.

PRODUCTS

We produce a variety of flavorful craft beers by using high quality ingredients in our brewing process. For distribution in the North American Territory, we brew eight ales, one wheat beer, three lagers, two stouts and a root beer, all on a year-round basis, and three seasonal brews. All of these products are brewed at our production facilities in Ukiah, California, and Saratoga Springs, New York. The locations of the breweries are well positioned to serve the large markets of California, New York and the New England states.

In the Foreign Territory, we currently distribute Kingfisher Premium Lager. Kingfisher Premium Lager is the leading Indian beer by sales volume in India and abroad.

Our principal products are as follows:

RED TAIL ALE, a full flavored amber ale, is our flagship brand. It is available year-round in 12 oz. six-packs and twelve-packs, half-barrel kegs, and 5 gallon kegs.

BLUE HERON PALE ALE is a golden ale with a full body and a distinctive hoppy character. It is available year-round in 12 oz. six-packs and twelve-packs, half-barrel kegs, and 5 gallon kegs.

BLACK HAWK STOUT is a rich bodied stout with big traditional flavors. It is available year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

EYE OF THE HAWK SELECT ALE is a rich-bodied amber ale. It is available year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

WHITE HAWK ORIGINAL IPA is a heavily hopped ale with a distinctive hoppy character and bold malt flavor. It is available year-round in 12 oz. six-packs and half-barrel kegs.

RED TAIL LAGER is a traditional lager, with a smooth light feel and a crisp sweet finish. It is currently available year-round only in northern California in 12-oz. six packs and half-barrel kegs.

KINGFISHER PREMIUM LAGER is a conventionally fermented specialty lager with a smooth crisp taste. In the North American Territory, Kingfisher Premium Lager is currently available year-round in 12 oz. six-packs, 22 oz. bottles, half-barrel kegs, and 5 gallon kegs in the United States and in 12 oz. six-packs and 22 oz. bottles in Canada. In the Foreign Territory, it is available year-round in 330ml and 660ml bottles in multi-packs as well as in a variety of keg sizes in the United Kingdom, Ireland, and continental Europe. In the United Kingdom, it is also available on tap in Indian restaurants. In the United States, it is available on tap in a few pubs and Indian restaurants.

DISTRIBUTION METHODS

In the North American Territory, our products are sold through wholesale distributors to consumers at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants, and convenience stores.

Most of our brands are also available on draft. Our products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer, and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Together with our distributors, we market our products to retail outlets and rely on our distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. We also offer a variety of ales and lagers directly to consumers at our tasting room attached to the Saratoga Springs brewery in New York and at our ale house in Ukiah, California, formerly located in Hopland, California.

In the Foreign Territory, our products are distributed primarily through Indian restaurants by restaurant trade distributors. Such points of sale represent approximately 90% of our total sales volume in the Foreign Territory, with the remaining 10% of sales volume attributed to sales in supermarkets, liquor stores, and licensed shops and convenience stores. The majority of our restaurant sales are through our on-tap draft installations. KBEL also exports Kingfisher Premium Lager to 18 European markets outside of the United Kingdom, and our sales growth in those markets typically correlates with the establishment and proliferation of Indian restaurants in such locations.

Distribution and retailing of products in Canada involves a wide range and varied degree of government control through provincial liquor boards. We distribute our products through Provincial Liquor Control Boards or independent distributors, as required in each province.

COMPETITION

In the North American Territory, we compete against a variety of brewers in the craft beer segment, including brewpubs, microbrewers, regional craft brewers, and craft beer products of major national breweries. Additionally, the entire craft beer segment competes to some extent with other segments of the United States beer market, including major national brands like Budweiser and Miller and imported beers such as Heineken and Becks.

The lager market in the United Kingdom is dominated by major international brands such as Stella Artois, Carling, Heineken, Budweiser, and Becks, both in the restaurant and pub sectors and in sales through supermarkets and other retail outlets. Our products are marketed through Indian and other restaurants, major supermarket chains, smaller chains, and individual stores. In all of these sectors, we face competition from other ethnic and international brands produced by local and large international brewers. We promote Kingfisher Premium Lager as the worldwide No. 1 selling premium Indian lager. We promote the brand through our significant participation in events directed at the Indian restaurant trade and volume-driven promotions in supermarkets and Cash & Carry stores, a retail chain in the United Kingdom.

In recent years, the larger domestic and international brewers have introduced fuller-flavored beers meant to compete with our craft beer offerings. The participation by larger domestic and international brewers increases competition and price sensitivity within the craft beer segment. Craft brewers compete primarily on product quality, taste profile, and consistency.

We face tough competition in the North American Territory as well as in the Foreign Territory. We compete with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments. We must also vie for marketing focus by our distributors and their customers, all of which also distribute and sell other beer and alcoholic beverage products. Many of our competitors' financial and marketing resources and distribution networks are substantially greater than ours. Moreover, the introduction of new products by competitors that compete directly with our products, or that diminish the importance of our products to retailers or distributors, may have a material adverse effect on our results of operations, cash flows and financial position.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Production of our beverages requires various processed agricultural products, including malt and hops. We fulfill our commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. In the Foreign Territory, these purchases are made directly by Shepherd Neame, which brews our products on a contract basis. We experienced a substantial increase in the price of hops during 2008 due to low availability and high demand. In 2008, MBC and Releta each entered into a long term contracts to purchase hops. The high price for hops continued in 2009 and decreased and stabilized in 2010. One of the contracts to purchase hops expires in 2012 and the other expires in 2015. If we are unable to renew these contracts or enter into new contracts to purchase hops on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected. The price of malt has increased substantially since the beginning of the year 2012. We believe that the commodity markets will continue to experience price, availability and demand fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture.

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

DEPENDENCE ON MAJOR CUSTOMERS

Sales to our top five customers in 2011 totaled $10,576,900 (approximately 26% of our sales), as compared to $10,646,900 in 2010 (approximately 30%, of sales for 2010). In 2011, we increased our distribution network and had decreased sales to Shepherd Neame compared to 2010.

Sales to our principal European customer, Shepherd Neame, during 2011 represented approximately 21% of our Foreign Territory sales (or approximately 12% of our total sales), as compared to approximately 27% of Foreign Territory sales (or approximately 15% of total sales) in 2010. No other individual customer accounted for more than 5% of our total sales during 2011 or 2010.

Seasonality

Our product sales are seasonal, with the first and fourth quarters historically being the slowest and the rest of the year typically having stronger sales. The sales volume can be affected by weather. Accordingly, our results for any individual quarter may not be indicative of the results that may be achieved for the full fiscal year.

Sales and Marketing

We market our products through various promotional programs with our distributors and wholesalers. The sales and marketing staff offer support to the wholesalers and retailers by educating them about our products. Our products are promoted at local art, music and food festivals, and restaurants and pubs. We operate a tasting room at our Saratoga Springs brewery and an ale house in Ukiah, California. We utilize signs, tap handles, coasters, logo glassware and posters to promote our products in bars, pubs and restaurants.

We participate in various consumer promotion programs, primarily price discounts. We occasionally advertise our products in print media.

TRADEMARKS

We have United States federal trademark registrations on the principal register of the United States Patent and Trademark Office for the following marks: MENDOCINO BREWING COMPANY word mark (Reg. No. 2,441,141), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL design mark (Reg. No. 2,011,817), BLUE HERON PALE ALE design mark (Reg. No. 2,011,816), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), YULETIDE PORTER word mark (Reg. No. 1,666,891), BREWSLETTER word mark (Reg. No. 1,768,639), PEREGRINE GOLDEN ALE word mark (Reg. No. 2,475,522), HOPLAND BREWERY word mark (Reg. No. 2,509,464), BLACK EYE ALE word mark (Reg. No. 2,667,078), WHITE HAWK ORIGINAL IPA word and design mark (Reg. No. 2,956,999), RAPTOR RED LAGER word and design mark (Reg. No. 3,113,619), BLACK HAWK STOUT word mark (Reg. No. 3,205,652), BLUE HERON word mark (Reg. No. 3,818,385), HONEY AMBER ROSE design mark (Reg. No. 3,276,229), TWIN SISTERS (Reg. No. 3,589,090), REVOLUTION X (Reg. No. 3,237,471); ROCK HARD TEN (Reg. No. 3,585,772), ORGANIC PIONEERS (Reg. No. 3,339,179), THE OFFICIAL BEER OF PLANET EARTH (Reg. No. 3,339,179), YOSEMITE (Reg. No. 4,064,887), and CATCH 22 (Reg. No. 3,814,885).

We have United States federal trademark registrations on the supplemental register of the United States Patent and Trademark Office for the following marks: BEER DIVA word mark (Reg. No. 3,350,568) and THE FIRST BEER FOR WOMEN word mark (Reg. No. 3,276,229).

We use the BLUE HERON word mark (Reg. No. 3,818,385) under a concurrent use agreement with Bridgeport Brewing Company which gives us the exclusive right to use the BLUE HERON word mark throughout the United States with the exception of Oregon, Idaho, Washington, and Montana. Bridgeport Brewing Company, the other concurrent use party, has the exclusive right to use the BLUE HERON word mark in those states.

We claim common law trademark rights in and to the following marks: TALON BARLEY WINE ALE word mark, TALON BARLEY WINE ALE design mark, TRAINWRECK word mark, HELLTOWN word mark, and BUTTE CREEK BREWING word mark.

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

LICENSE AGREEMENTS

In August 2001, we acquired UBIUK and its wholly-owned subsidiary KBEL. UBIUK and KBEL hold the exclusive brewing and distribution rights for Kingfisher Premium Lager in the United Kingdom, Ireland, continental Europe, and Canada through a licensing agreement with UB Limited. Under its terms, this licensing agreement is currently scheduled to expire in October 2013. If we are unable to renew this licensing agreement on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected.

In July 2001, we entered into the Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., pursuant to which we obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. Under its terms, this agreement is currently scheduled to expire in October 2013. If we are unable to renew this license agreement on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected.

Since 1998, UBIUK and KBEL have licensed to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, Ireland, and continental Europe. The price KBEL pays to Shepherd Neame for brewing Kingfisher Premium Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Premium Lager and other factors. (For additional information see "Item 13. — Certain Relationships and Related Transactions - Brewing Agreement".) Under its terms, this agreement will expire in October 2013. If we are unable to renew this agreement on commercially reasonable terms or enter into a new agreement for brewing for distribution in the Foreign Territory, our results of operations, cash flows and financial position may be materially adversely affected.

In April 2004, we entered into a licensing agreement with Frank's Famous Foods ("FFF") and granted a non exclusive license to FFF for the trademark and trade name Red Tail Ale to be used in the manufacture and sale of barbecue sauces and marinades. FFF pays us licensing fees ranging from $1.50 to $3.00 per case sold. This licensing agreement is scheduled to terminate April 2, 2012 unless extended by mutual consent.

GOVERNMENTAL REGULATION

Our North American Territory operations are subject to licensing by local, state and federal governments, as well as to regulation by a variety of state and local agencies. We are licensed to manufacture and sell beer by the Departments of Alcoholic Beverage Control in California and New York. A federal permit from the United States Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (the "TTB") (formerly the Bureau of Alcohol, Tobacco, and Firearms) allows us to manufacture fermented malt beverages. To keep these licenses and permits in force we must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, or company structure must also be made to these regulatory agencies. The TTB must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities totaling in the aggregate 10% or more of our outstanding securities be investigated as to their suitability of character. Our production operations must also comply with the Occupational Safety and Health Administration's workplace safety and worker health regulations and comparable state laws. Management believes that we are presently in compliance with the aforementioned laws and regulations. In addition, we have implemented our own voluntary safety program. Our Ukiah ale house is regulated by the Mendocino County Health Department, which requires an annual permit and conducts spot inspections to monitor compliance with applicable health codes. In Canada, provincial governments regulate the beer industry, particularly the pricing, mark-up, container management, sale, distribution and advertising of beer. Distribution and retailing of products in Canada involve a wide range and varied degree of government control through provincial liquor boards. We distribute our products through Provincial Liquor Control Boards or independent distributors, as per regulation applicable to each province.

In the United States, for brewers producing less than 2,000,000 barrels per year, the federal excise tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. The California excise tax rate is $6.20 per bbl. The State of New York presently imposes on brewers an excise tax of $3.88 per bbl. for production in excess of 100,000 bbl. per year.

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

Our waste products consist of process water, spent grains, hops, glass and cardboard. We have instituted a recycling program for our office paper, newspapers, magazines, glass, and cardboard at minimal cost to us. We sell or give away our spent grain to local cattle ranchers.

Ukiah. We built our own wastewater treatment plant for the Ukiah facility. As a result, we have reduced our sewer hook-up fees at that location. If our discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., we may be required to pay additional fees. The approximate operating costs of the plant are between $6,000 and $10,000 per month. The operating costs of the facility may increase with increased production. We have contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility at a cost of between $4,500 and $5,500 per month. We obtained a Mendocino County Air Quality Control Permit to operate the natural gas fired boiler in Ukiah; this permit is valid until August 30, 2012. Management expects this permit to be renewed each year.

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

Various states in which we sell our products in the North American Territory, including California and New York, have adopted certain restrictive packaging laws and regulations for beverages that require deposit on packages. Such laws have not had a significant effect on our sales. The adoption of similar legislation by Congress or a substantial number of states or additional local jurisdictions might require us to incur significant capital expenditures for compliance. We believe we are in compliance with all applicable Canadian laws and regulations.

In general, European packaging regulations are covered by specifications provided by the European Union; we believe we are in compliance with such specifications.

We have not received any notice from any governmental agency relating to our violation of any applicable environmental law.

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

EMPLOYEES

As of December 31, 2011, MBC employed 61 full-time and 14 part-time individuals in the United States, including 14 in management and administration, 43 in brewing and production operations, 5 in retail and tavern operations and 13 in sales and marketing positions. In England, UBIUK and KBEL together employed 19 full-time and 2 part-time individuals including 14 in sales and marketing and 7 in managerial and administrative positions. Management believes that our relationship with our employees is generally good.

Approximately 15 employees currently engaged in brewing, bottling, warehousing, and shipping at the Ukiah brewery elected Teamsters Local No. 896, International Brotherhood of Teamsters, AFL-CIO (the "Union") to represent them as a collective bargaining agent. We and the Union renewed the collective bargaining agreement effective August 1, 2008. Such collective bargaining agreement will expire on July 31, 2013. All of such fifteen employees' positions henceforth must be held and filled by members of the Union.

RESEARCH AND DEVELOPMENT

We have not spent a material amount during the last two fiscal years on research and development activities or on customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services or techniques.

ITEM 1A. RISK FACTORS.

 In addition to the other information about risks in this Annual Report on Form 10-K, described below are risks and uncertainties that we believe are most likely to be material to our business and results of operations. Our business operations and results may also be adversely affected by additional risks and uncertainties not presently known, or which we currently deem immaterial, or which are applicable in general to the industries in which we compete or to the economies in which we sell our products. Any of the following risks or uncertainties might cause our business, financial condition, results of operations or cash flows to suffer.

LACK OF PROFITABLE OPERATIONS: We incurred a net loss in the Foreign Territory for 2011. Since 2005, operations in the Foreign Territory have resulted in a net loss. We believe such losses are attributable to low sales volume and higher operating expenses in the Foreign Territory. Our business is also subject to certain fixed and semi-variable operating costs, which, when combined with the difference between current levels of production and maximum production capacity, may cause our gross margins to be sensitive to small increases or decreases in sales volume in the North American Territory. We may not be able to offset such increased expenses with comparable price increases in our products, which could also impact our gross margins. We may not be successful in our efforts to increase sales volume and utilization rates. Moreover, it is uncertain when, if at all, our operations will become profitable once again. Future operating losses may have a material adverse effect on our cash flows and financial position.

LIQUIDITY: Low utilization of the production capacity at our Ukiah and Saratoga Springs facilities and losses from our European operations continued to place demands on our working capital. We have loans, lines of credit, other credit facilities, and lease obligations with various creditors. We may find it difficult to continue our operations, at least in the short term, if any of the following occur: a breach of any loan by us that leads to our default, an inability of any lender to continue to offer credit facilities, our inability to refinance credit facilities when and as they become due, or an attempt by one of our creditors to exercise its rights to certain of our tangible or intangible assets which have been used as collateral or which have been pledged as security for our obligations.

We rely on short and long-term debt to meet our working capital needs.  As described in the "Description of Our Indebtedness" section of Management's Discussion and Analysis of Financial Condition and Results of Operations, the terms of the Company's loan agreement with Cole Taylor Bank, an Illinois banking corporation ("Cole Taylor"), require that we meet certain financial covenants. We may not be able to generate financial results sufficient to meet the financial covenant measurements, which would cause us to be in violation of the loan agreement. Failure to meet the covenants required by the loan agreement is an event of default and, at its option, the lender could deny a request for a waiver and the entire outstanding loan balance would be immediately due and payable. In such a case, we would seek to refinance the loan with one or more lenders, potentially at less desirable terms. Given the current economic environment and the tightening of lending standards by many financial institutions, including some of the banks that we might seek credit from, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

On March 2, 2012, United Breweries (Holdings) Limited ("UBHL") issued a letter of financial support on behalf of KBEL ( "Letter of Support"), to KBEL's accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to KBEL to ensure that KBEL is able to meet its financial obligations as and when they fall due.  If it becomes necessary to seek UBHL's financial assistance under the Letter of Support and UBHL is either unable or unwilling to fulfill its commitment to KBEL under the Letter of Support or to extend the time period of such commitment if necessary, it may result in a material adverse effect on KBEL's, UBIUK's and our financial position and on our ability to continue operations.  In addition, if we are in default under our secured credit facilities, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, fixed assets and current assets.  The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

Rate of interest on our credit facilities are variable based on the prime lending rates in the United States and the United Kingdom. Any increase in the prime lending rates would increase our interest expense and may likely have a material adverse effect on our financial position and results of operations.

Our credit agreement has covenants that limit our near-term capital expenditures.  Maintaining our facilities or entering into new product or packaging introduction may require incremental capital expenditures; however, per the terms of our loan agreement with our lender, our capital expenditures will be limited to specified amounts (based on a formula). If the capital expenditures necessary to maintain our facilities or bring new products or packaging to market are greater than the amounts to which we are limited by this arrangement, our ability to maintain or increase sales growth could be impaired, which could materially adversely affect our business.

COMPETITION: We face intense competition in both our North American Territory and in our Foreign Territory from both competitors in the beer market and producers of wine and spirits. Certain of our competitors have substantially greater financial and marketing resources and more extensive distribution networks than we do. In addition, the introduction of new products by existing competitors or new entrants into the market may impact our market share. Moreover, consumer preference and consumer trends may result in a decrease in demand for our products which could also have an impact on our results of operations.

RAW MATERIALS: We are dependent on a limited number of suppliers, and in some instances on a sole supplier, for the majority of the raw materials and packaging materials used in our operations. As a result, an interruption in the supply chain may have an adverse effect on our operations if we were unable to find an alternative supplier at a comparable price. Unfavorable weather conditions may impact the crop output affecting supply chain. Our cost of materials, particularly that of barley, wheat, malt and hops, increased significantly during 2008 and the price of malt increased significantly in the first quarter of 2012 due to limited supply and higher demand (See Part 1, Item 1, “Sources And Availability of Raw Materials"). We may not be in a position to pass the entire amount of any cost increase to our customers which may have an adverse effect on our operations.

DEPENDENCY ON CONTRACT BREWING ARRANGEMENTS: We have entered into short term non-binding arrangements with several brewers to brew and package their brands at our brewing facilities, predominantly at our Releta facility. Approximately 32% of our sales volume in the North American Territory for fiscal year 2011 was comprised of sales made under such contract brewing arrangements. There is no certainty that such existing arrangements will be extended in the future or that we will be able to enter into new arrangements. Any significant variation in these arrangements could have a material adverse effect on our results of operations, cash flows and financial position.

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

ARRANGEMENT WITH SHEPHERD NEAME: UBIUK and KBEL entered into a brewing agreement that grants Shepherd Neame the exclusive right to brew and package all beers sold under the Kingfisher trademark in the United Kingdom, and to distribute such products elsewhere in the Foreign Territory. Continued losses in the European Territory have diminished our ability to timely settle our liabilities. Any interruption of the brewing, packaging or distribution of our products by Shepherd Neame for any reason is likely to have a material adverse effect on our results of operations, cash flows and financial position.

GROSS MARGINS: Our gross margins may fluctuate while our expenses remain constant.  We anticipate that our future gross margins will fluctuate and may even decline as a result of many factors, including disproportionate depreciation and other fixed and semi-variable operating costs, and the level of production at our breweries in relation to current production capacity. Our sales volume is much lower than our brewing and packaging capacities, leading to under utilization (See “Item 2 – Properties” below). Both of our brewing facilities incur maintenance and other costs on a level consistent with their maximum capacity rather than with their current utilization levels. Our high level of fixed and semi-variable operating costs causes gross margin to be especially sensitive to relatively small increases or decreases in sales volume. Other factors beyond our control that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, and federal or state excise taxes and levies. Our inability to align costs and utilization rates affects our capital, liquidity, and management resources. Failure to adequately align such costs and utilization rates may have a material adverse effect on our business, financial condition, and results of operations.

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

ECONOMIC DOWNTURN: There is a concern over current economic conditions in our North American as well as Foreign Territories and its impact on consumer spending. Such economic conditions may adversely affect the sale of our products.  Economic conditions have deteriorated significantly in the United States, the United Kingdom and other countries, and may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

POTENTIAL ADDITIONAL REGULATION AND TAXATION: The manufacture and sale of alcoholic beverages is a business that is highly regulated and taxed at the federal, state and local levels. Our operations may be subject to more restrictive regulations and increased taxation than those of non-alcohol related businesses. For instance, brewery and wholesale operations require various federal, state and local licenses, permits and approvals. In addition, some states prohibit wholesalers and retailers from holding an interest in any supplier such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer and/or supplier. The loss or revocation of any existing licenses, permits or approvals, failure to obtain any additional or new licenses, permits or approvals, when required, or the failure to obtain approval for the transfer of any existing permits or licenses, could have a material adverse effect on our ability to conduct our business. Because of the many and various licensing and permitting requirements, there is a risk that one or more regulatory authorities could determine that we have not complied with applicable licensing or permitting regulations, paid the appropriate excise taxes, or maintained the approvals necessary to conduct business within their respective jurisdictions. There can be no assurance that any such regulatory action would not have a material adverse effect upon us or our operating results.

Increasing the federal and/or state excise tax on alcoholic beverages, or certain types of alcoholic beverages such as flavored malt beverages, is frequently proposed in various jurisdictions either to increase revenues or discourage purchase by underage drinkers. If adopted, these measures could affect some or all of our products. If federal or state excise taxes are increased, we may have to raise prices to maintain present profit margins which may have an impact on our sales volume. Higher taxes on beer may reduce the overall demand, thus negatively impacting sales of our products. Recently, states have been reviewing the state tax treatment for flavored malt beverages, which could result in increased costs for the Company and decreased sales.

Further federal or state regulation may be forthcoming that could limit distribution and sales of alcohol products. Such regulation might reduce our ability to sell our products at retail and at wholesale and could severely impact our business.

CHANGE IN PUBLIC ATTITUDE AND DRINKING PREFERENCES: There is public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. This may adversely affect consumption of alcoholic beverages. Consumer drinking preferences may also change due to availability of a variety of products in the craft brew segment. Any change in government regulation or shift in consumer preference may have an adverse impact on our operations. Consumer demand for luxury items, including craft beer, is sensitive to downturns in the economy and the corresponding impact on discretionary spending. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, job losses and the resultant rising unemployment rate, perceived or actual disposable consumer income and wealth and changes in consumer confidence in the economy, could significantly reduce customer demand for craft beer in general, and the products we offer specifically. Furthermore, any of these factors may cause consumers to substitute our products with the fuller-flavored national brands or other more affordable alternatives. In either event, this would likely have a significant negative impact on our operating results.

ADVERTISING AND MARKETING EFFORTS: The sales and marketing programs used to generate demand for our products may be unsuccessful.  In the future this could lead us to lower the prices that we charge for our products from historical levels, depending on competitive factors in our various markets. To increase demand for our products, we have participated in price promotions with our wholesalers and retail customers in most of our markets. The number of markets in which we participate in price promotions and the frequency of such promotions may change depending upon market conditions. There can be no assurance that our price promotions will be successful in increasing demand for our products. If consumers were unwilling to accept our products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. If the flavored alcohol beverage market, the wine market, or the spirits market continues to grow, this could draw consumers away from our products and have an adverse effect on sales and results of operations. Furthermore, if beer consumption in general were to fall out of favor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulation, our operations could be adversely affected.

INFORMATION TECHNOLOGY SYSTEMS: We rely upon the capacity, reliability and security of our information technology, or IT, systems across all of our major business functions, including manufacturing, retail, financial and administrative functions. We also rely on systems owned and operated by third party business vendors to process payroll for our employees. Our business requires us to use and store customer, employee and business partner personally identifiable information, which we refer to as PII. This may include names, addresses, phone numbers, email addresses and contact preferences.

Information technology helps us operate efficiently and produce our financial statements. If we do not allocate and effectively manage the resources necessary to sustain technology infrastructure, we could be subject to transaction errors, processing inefficiencies, business disruptions or the loss of or damage to intellectual property through security breach. Any inefficiency in our data management systems could materially impair our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations. We also face the challenge of supporting our older systems and implementing upgrades when necessary. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. We also rely on security measures implemented by third party vendors to protect our PII. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management or other irregularity, and result in persons obtaining unauthorized access to our data or accounts.

We are not aware of any material cyber attack on our information technology systems. The costs to timely detect and eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service and may harm our business operations. Moreover, if a computer security breach affects our systems or results in the unauthorized release of PII, our reputation and brand could be materially damaged and use of our products and services could decrease. We would also be exposed to a risk of loss or litigation and potential liability, which could result in a material adverse effect on our business, results of operations and financial condition. We do not have specific insurance coverage against risks related to cyber incidents.

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

COMMON STOCK PRICE: The market for our Common Stock is limited, sporadic and highly volatile. Since our shares do not qualify to trade on any national securities exchange, if they do actually trade, the only market currently available will continue to be in the "bulletin boards/pink sheets". It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk of never being able to sell their shares. Our Common Stock price could be subject to significant fluctuations and/or may decline. Among the factors that could affect our stock price are:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not required for smaller reporting companies.

ITEM 2. PROPERTIES.

BREWING FACILITIES

We own nine acres of land in Ukiah, California on which our Ukiah brewery is located. Management believes that this facility is adequate for our current capacity and also provides space for future expansion. Cole Taylor Bank currently holds a deed of trust on this property in connection with a loan advanced to us. (See "Item 7. -Management's Discussion and Analysis of Financial Condition and Results of Operations – Description of our Indebtedness – Cole Taylor Facility"). The principal amount outstanding on the loan as of December 31, 2011 was $2,885,600.

We have estimated the life of the building at 40 years and depreciate the cost of the building on a straight-line method over its anticipated life. We do not depreciate the cost of the land. Our assessed value on the Ukiah facility is approximately $10,165,200. Various other assets incorporated in this facility are being depreciated, on a straight-line basis, at rates of between 10 and 20 years. Property taxes are currently assessed on the Ukiah property (including machinery and equipment) at a rate of 1.144%, for an annual tax of $116,300.

We also lease 3.66 acres in Saratoga Springs, New York, on which the Ten Springs Brewery facilities are located. In 2009, we leased additional warehouse space and entered into a new lease. The current term of this lease expires on July 2014, with an option to extend the lease for three successive terms of five years each, provided that the lease is not in default.

The brewery in Ukiah, California has a current annual cellar capacity based on current product mix of approximately 50,000 bbl. The annual sales volume from this facility was approximately 48,600 bbl. or 97% of maximum capacity in 2011, as compared with 45,000 bbl. or 90% of maximum capacity in 2010. The brewery at Saratoga Springs, New York currently has an annual cellar capacity based on current product mix of approximately 40,000 bbl. per year. Our annual sales volume from this facility was approximately 34,000 bbl. or 85% of our maximum capacity in 2011, as compared with 29,600 bbl. or 74% of our maximum capacity in 2010. Cellar capacity can be expanded by addition of tanks of desired size and quantity. We have installed additional tanks at both breweries during early 2012 to increase the cellar capacity by approximately 5,000 barrels at each brewery.

The Ukiah and Saratoga Springs breweries have annual packaging capacity of 100,000 bbl. and 90,000 bbl. respectively on a single shift basis, and each brewery has annual brewing capacity of 200,000 bbl. (See “Item 1A – Risk Factors – Gross Margins” above.)

ALE HOUSE

We have leased a 2,500 square foot building in Ukiah, California where our ale house and merchandise store is located.

MACHINERY AND EQUIPMENT

We lease certain equipment and vehicles under capital and operating leases which expire at varying times through December 2013. Additionally, we lease equipment and vehicles under various other leases. As these leases expire, it is anticipated that, in accordance with our current practices, the equipment will be acquired, the vehicles will be surrendered, and we will enter into new vehicle leases.

KBEL has leased approximately 2,000 square feet of office space located in Maidstone, Kent, in England. We do not own or lease any other material properties in Europe.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is quoted for trading on the OTCQB tier of the OTC Markets under the symbol “MENB”. The market for our Common Stock is limited, sporadic and highly volatile. Since our shares do not qualify to trade on any national securities exchange, if they do actually trade, the only market currently available will continue to be in the "bulletin boards". It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk of never being able to sell their shares.

The table below sets forth, for the fiscal quarters indicated, the quoted high and low bid prices for our Common Stock, as reported on the OTCQB tier of the OTC Markets. The information listed below reflects inter-dealer bids, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

2011	High	Low
First Quarter	$0.20	$0.11
Second Quarter	$0.20	$0.02
Third Quarter	$0.28	$0.20
Fourth Quarter	$0.29	$0.02

2010	High	Low
First Quarter	$0.20	$0.15
Second Quarter	$0.24	$0.10
Third Quarter	$0.19	$0.08
Fourth Quarter	$0.20	$0.11

We had approximately 2,258 holders of our Common Stock of record as of February 16, 2012.

Dividends

Historically, we have not paid any dividends. We anticipate that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of our business and that we will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of MBC’s Board of Directors, which we refer to in this Annual Report as the Board, and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions. Our credit agreements provide that we may not declare or pay any dividend or other distribution on our Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without the lender's prior written consent. Management anticipates that similar restrictions will remain in effect for as long as we have significant bank financing.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Effective as of January 1, 2010, the Board adopted an amendment to the directors compensation plan (as amended, the “Amended and Restated Directors' Compensation Plan”) with respect to the compensation of Non-Employee (as defined therein) members of the Board for their services as directors which was subsequently approved by the shareholders.  Under the terms of the Amended and Restated Directors' Compensation Plan, each Non-Employee director receives a fixed annual retainer of $12,000 as well as additional fees of $1,000 per meeting of the Board and $1,000 per committee meeting attended.  In addition, the chairs of the Compensation Committee and the Audit/Finance Committee each receive $4,000 in fees for acting as chairpersons of such committees.  The fixed annual retainer, the meeting fees, and the chairperson fees, may be paid by MBC either in the form of cash or through the issuance of shares of MBC's Common Stock, as determined in the sole discretion of the Board.

Effective January 1, 2010, in addition to the above fixed compensation, each Non-Employee director of MBC serving in office on January 1st of any applicable year will be eligible to receive up to an additional 25,000 shares of MBC's Common Stock, based upon MBC's performance, such director's performance for the immediately preceding year, and such factors as determined in the sole discretion of the Board. Such share issuance will be at a price per share not less than the Fair Market Value of MBC's Common Stock on the date of grant (all in accordance with, and as defined in, the Amended and Restated Directors' Compensation Plan).

The Amended and Restated Directors' Compensation Plan also increased the authorized number of shares of MBC's Common Stock available for issuance to the directors under such plan from 1,000,000 shares to 2,000,000 shares.

There are currently five (5) directors who qualify as Non-Employee members of the Board and are thus eligible to receive shares of MBC Common Stock as compensation for their services on the Board.

Prior to January 1, 2010, Non-Employee directors received $3,000 per meeting of the Board of Directors attended and $1,000 per committee meeting attended under the terms of the earlier plan ("Directors' Compensation Plan"). MBC could issue shares of its Common Stock as compensation for such meeting fees; such share issuances were valued at the higher of the book value of MBC's Common Stock for the year during which the applicable meeting was held or the average fair market value of such stock over the course of the year during which the applicable meeting was held.

Dr. Vijay Mallya, Chairman of the Board, receives fixed remuneration described in "Item 11-Executive Compensation – Directors' Compensation for the Year 2011".

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	--	--	908,760
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	908,760[1]

1 – Represents shares of the MBC's Common Stock available for grant pursuant to MBC's Amended and Restated Directors' Compensation Plan.

RECENT SALES OF UNREGISTERED SECURITIES

We have issued thirteen (13) promissory notes pursuant to a Master Line of Credit Agreement between the Company and United Breweries of America, Inc. ("UBA") and one note on substantially similar terms, but unrelated to the Master Line of Credit Agreement, to UBA between September 1999 and March 2005 (collectively the "UBA Notes"). On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to conversion rate protection as set forth in the UBA Notes then outstanding but which does not apply to the convertible note issued on March 2, 2005 (the “Note”). The outstanding principal amount of the UBA Notes, and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share. On September 14, 2011, the Board approved the issuance (the “Issuance”) of an aggregate of 183,871 shares of our unregistered Common Stock to certain of our independent non-employee directors as compensation for attendance at Board and committee meetings held during 2009. The Issuance triggered an adjustment in the conversion rate of the Note issued by us to UBA which was not covered by the Confirmation of Waiver. Prior to the Issuance, the principal and interest owed pursuant to the Note would have converted into shares of our Common Stock at a per share price of $1.50. After the Issuance, the principal and interest outstanding under the Note will convert at a per share price of approximately $1.44. As of December 31, 2011, the outstanding principal and interest on the UBA Notes totaled approximately $3,315,700, and the UBA Notes were convertible into 2,226,753 shares of our Common Stock. If the UBA Notes were deemed to be securities, our Management believes that the issuance of all such notes is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), because UBA, the sole offeree and recipient thereof, has significant business experience, financial sophistication, and knowledge of and familiarity with our business. Management believes that if these notes were eventually to be converted into shares of our Common Stock, the issuance of such shares would also be exempt from registration pursuant to Section 4(2) of the Act. Management believes the Issuance is exempt from registration pursuant to Section 4(2) of the Act because of the limited number of recipients (five), the significant business experience and financial sophistication of each of the recipients and the intimate knowledge and familiarity with the MBC business possessed by the directors receiving the shares.

ISSUER PURCHASE OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in this Form 10-K. With respect to this discussion, the terms “Company,” “we,” “us,” and “our” refer to the consolidated operations of Mendocino Brewing Company, Inc. This discussion and analysis may contain forward-looking statements.

OVERVIEW

Since our formation in 1983, we have been brewing and selling our craft beers in the United States. Effective upon our merger with UBIUK in 2001, we have produced and distributed Kingfisher Premium Lager in the United States, Europe (primarily the United Kingdom) and Canada.

Our operations for fiscal year 2011 and 2010 resulted in income from operations of $492,400 and a loss of $544,500, respectively. After providing for interest, other income and taxes, the net income in 2011 was $49,400 and the net loss in 2010 was $1,078,500.

In the North American Territory, our brewing operations sales (based on volume) were 82,600 bbl. during fiscal year 2011, as compared to 74,600 bbl. in fiscal years 2010. We bottled 5,000 bbl. and 6,600 bbl. in fiscal years 2011 and 2010 respectively, of cider products on a contract basis. In 2011, we brewed more beer pursuant to contract brewing arrangements than we did in 2010.

We sold 71,700 bbl. of beer in the Foreign Territory during fiscal year 2011 as compared to 65,900 bbl. during fiscal year 2010. Sales in the United Kingdom accounted for 63,600 bbl., or 88.7% of Foreign Territory beer sales and 58,200 bbl., or 88.3% of Foreign Territory beer sales during 2011 and 2010, respectively. We distributed our products more widely in the Foreign Territory in 2011 compared to 2010. Although the sales of certain brands have fluctuated over the past few years, overall sales levels have remained consistent.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

The following table sets forth, for the periods indicated, a comparison of certain items from our Consolidated Statements of Operations:

	2011	2010	Increase/ (Decrease)	% Change

Gross sales	$41,211,100	$35,912,800	$5,298,300	14.8%
Excise taxes	1,057,300	936,700	120,600	12.9%
Net sales	40,153,800	34,976,100	5,177,700	14.8%
Cost of goods sold	29,276,800	25,651,300	3,625,500	14.1%
Gross profit	10,877,000	9,324,800	1,552,200	16.6%
Operating expenses	10,384,600	9,869,300	515,300	5.2%
Income (loss) from operations	492,400	(544,500)	1,036,900	190.4%
Interest expense	(470,100)	(557,600)	(87,500)	15.7%
Other income	34,200	33,200	1,000	3.0%
Income (loss) before income taxes	56,500	(1,068,900)	1,125,400	105.3%
Provision for income taxes	7,100	9,600	(2,500)	26.0%
Net Income (loss)	$49,400	($1,078,500)	$1,127,900	104.6%

NET SALES

As used herein, the term "net sales" refers to gross sales less excise taxes. Overall net sales for fiscal year 2011 were $40,153,800, an increase of $5,177,700 or 14.8% as compared to $34,976,100 in fiscal year 2010 mainly due to higher sales volume.

NORTH AMERICAN TERRITORY OPERATIONS: Net sales in the North American Territory totaled $16,138,400 in fiscal year 2011, compared to $14,909,900 for fiscal year 2010, representing an increase of $1,228,500 or 8.2%. Sales of beer for fiscal year 2011 increased by 8,000 barrels to 82,600 barrels, an increase of 10.7%, as compared to 74,600 barrels in fiscal year 2010. This increase was due to an increase in sales of contract brands by 9,500 bbl. offset by a reduction in sale of our brands of approximately 1,500 bbl. During fiscal year 2011, we bottled approximately 5,000 bbl. of cider products on a contract basis, since discontinued, compared to 6,600 bbl. in fiscal year 2010. We continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah and Releta brewing facilities and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the North American Territory.

FOREIGN TERRITORY OPERATIONS: Net sales in the Foreign Territory totaled $24,015,400 in fiscal year 2011, compared to $20,066,200 during fiscal year 2010. Net sales for the year 2011 presented in United States dollars resulted in an increase of $3,949,200 or 19.7% due to higher sales volume and increased selling price. We sold 71,700 bbl. of beer in the Foreign Territory during fiscal year 2011 as compared to 65,900 bbl. during fiscal year 2010, an increase of 9%.

Inflation did not have a significant impact on net sales.

COST OF GOODS SOLD

Overall cost of goods sold during fiscal year 2011 was $29,276,800, as compared to $25,651,300 during fiscal year 2010, an increase of $3,625,500, or 14.1%. As a percentage of net sales, costs of goods sold remained at 73% in fiscal years 2011 and 2010. Such amounts are calculated in United States dollars, and do not take into account the effect of exchange rate fluctuations on the actual costs of goods sold in the Foreign Territory.

Utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. Our production capacity is currently under-utilized. In addition to capacity utilization, other factors that could affect cost of sales include unanticipated increases in material and shipping costs, the availability and prices of raw materials and packaging materials, and the availability of contract brewing contracts.

NORTH AMERICAN TERRITORY OPERATIONS: Cost of goods sold as a percentage of net sales in the North American Territory remained at 75% during the fiscal years 2011 and 2010.

FOREIGN TERRITORY OPERATIONS: As a percentage of net sales, cost of goods sold in the United Kingdom during fiscal year 2011 was 72%, as compared to 75% during fiscal year 2010 (in each case as calculated in United States dollars, after taking into account the effects of exchange rate fluctuations), mainly due to increase in sales realization with no increase in purchase cost.

GROSS PROFIT

As a result of increased sales, gross profit for fiscal year 2011 (expressed in United States dollars) was $10,877,000, an increase of $1,552,200, or 17%, as compared to gross profit of $9,324,800 in fiscal year 2010. As a percentage of net sales, our overall gross profit during fiscal year 2011and 2010 remained at 27%.

OPERATING EXPENSES

Operating expenses for fiscal year 2011 totaled $10,384,600, an increase of $515,300, or 5%, as compared to $9,869,300 for fiscal year 2010. Operating expenses consist of marketing and distribution expenses, and general and administrative expenses. As a percentage of net sales, such expenses decreased to 26% during the fiscal year 2011 compared to 28% in fiscal year 2010.

MARKETING AND DISTRIBUTION EXPENSES: Our marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and retail operating expenses. For fiscal year 2011, such expenses equaled $5,903,600, an increase of $373,700 or 7%, as compared to $5,529,900 in fiscal year 2010. As a percentage of net sales, our marketing and distribution expenses decreased to 15% in fiscal year 2011, as compared to 16% in fiscal year 2010.

NORTH AMERICAN TERRITORY OPERATIONS: Marketing and distribution expenses for the North American Territory in fiscal year 2011 equaled $1,698,400, an increase of $227,600, or 15%, as compared to $1,470,800 in marketing and distribution expenses incurred during fiscal year 2010 mainly due to increase in manpower costs and associated travel costs. Specifically, we employed a greater number of sales managers in 2011 compared to 2010. Marketing and distribution expenses increased to 11% of North American Territory net sales during fiscal year 2011 compared to 10% in 2010.

FOREIGN TERRITORY OPERATIONS: Marketing and distribution expenses in the Foreign Territory during fiscal year 2011 equaled $4,205,200, an increase of $146,100, or 4%, as compared to $4,059,100 during fiscal year 2010 mainly due to restructuring manpower and associated costs. The increase in costs in 2011 compared to 2010 was specifically due to the employment of a new export manager and severance costs related to the termination of several employees. As a percentage of net sales in the United Kingdom, such expenses decreased to 18% during 2011 compared to 20% in the year 2010 (in each case as calculated in United States dollars, after taking into account the effects of exchange rate fluctuations).

GENERAL AND ADMINISTRATIVE EXPENSES: Our general and administrative expenses totaled $4,481,000 for fiscal year 2011, representing an increase of $141,600, or 3%, as compared to $4,339,400 for fiscal year 2010. General and administrative expenses equaled 11% of net sales for fiscal years 2011 as compared to 12% in fiscal year 2010. General and administrative expenses include all expenses not characterized as sales and marketing expenses.

NORTH AMERICAN TERRITORY OPERATIONS: General and administrative expenses for our North American Territory equaled $1,912,100 for fiscal year 2011, representing an increase of $101,900, or 6%, as compared to $1,810,200 for fiscal year 2010. The increase in general and administrative expenses was primarily due to an increase in salary and benefits to administrative staff as well as an increase to the bad debt provision.

FOREIGN TERRITORY OPERATIONS: General and administrative expenses for our Foreign Territory equaled $2,568,900 in fiscal year 2011, representing an increase of $39,700, or 2%, as compared to $2,529,200 for fiscal year 2010.

OTHER EXPENSES

Other expenses, including interest expenses, totaled $435,900 in fiscal year 2011, representing a decrease of $88,500, or 17%, as compared to $524,400 within fiscal year 2010. We were subject to a higher rate of interest during the year 2010 associated with non compliance with loan covenants with one of our previous lenders. The interest rate was reduced during the second quarter of 2011 when we regained compliance with such covenants prior to paying off the applicable loan.

INCOME TAXES

We incurred an income tax expense of $7,100 for fiscal year 2011, as compared to expense of $9,600 for fiscal year 2010, related to United States operations. We have incurred losses in our United Kingdom operations. At December 31, 2011, based upon the available evidence and due to the Company’s taxable loss in the United Kingdom for 2011 and historically, we believe that it is more likely than not that our deferred tax assets (primarily from net operating loss carryforwards and investment tax credits) will not be realized. As a result, the Company recorded a valuation allowance of approximately $3,697,600 and $5,095,600 as a reduction of the tax benefit for each of the years ended December 31, 2011 and 2010 respectively.

NET INCOME

Our net income for fiscal year 2011 prior to accounting for foreign currency translation adjustments was $49,400, an increase of $1,127,900 as compared to a net loss of $1,078,500 for fiscal year 2010. After taking into account a negative foreign currency translation adjustment of $8,100 for fiscal year 2011, compared to a positive adjustment of $94,900 for fiscal year 2010, our comprehensive fiscal year 2011 net income was $41,300, as compared to a loss of $983,600 in fiscal year 2010.

RETAIL OPERATIONS

We operate a tasting room and merchandise store where we serve our brews on tap. We also sell various items of apparel and memorabilia bearing the Company’s trademarks, which creates further awareness of our beers and reinforces our branding. Although sales revenues from retail operations are not significant ($207,700 in 2011 and $240,200 in 2010), we view them as a marketing opportunity for our products.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah and Saratoga Springs facilities has continued to place demands on our working capital.  Beginning approximately in the second quarter of 1997, the time at which our Ukiah brewery commenced operations, proceeds from our operations have not been able to provide us with sufficient working capital.

At December 31, 2011, we had cash and cash equivalents of $312,200, an accumulated deficit of $14,389,100, and a working capital deficit of $2,795,400 as the result of historic losses since 2005 from operations of UBIUK and KBEL, primarily in the United Kingdom.  During 2011, we operated profitably, generated $1,412,600 in cash flow from operations and refinanced our long-term debt. In response to the losses incurred in connection with our international operations, UBHL, our indirect majority shareholder, issued a letter of financial support on KBEL's behalf on February 15, 2011 and on March 2, 2012 (each, a "Letter of Support").  Under the terms of the Letters of Support, UBHL has agreed to provide funding to KBEL on an as needed basis to enable KBEL to meet its financial obligations as they fall due.  There is no maximum limit on the amount of funding to be provided by UBHL to KBEL under the terms of the Letters of Support, however, such funding is subject to compliance with applicable exchange control regulations and other applicable laws and regulations regarding the transfer of funds from India to the United Kingdom.  Pursuant to its terms, the Letter of Support dated February 15, 2011 was been issued for at least a one year minimum period which ran through February 14, 2012. The Letter of Support issued March 2, 2012 was issued for a twelve month minimum period. The type of financial support to be provided by UBHL and the terms of such financial support is not specified in the Letter of Support.  Our Management intends to seek UBHL's consent to keep the current Letter of Support in force beyond the minimum period, if necessary, or request that UBHL issue a new letter of support for the period after such minimum period.  If UBHL were unable or unwilling to meet its current obligations under the Letter of Support or in the future, if requested, UBHL does not agree to keep the Letter of Support in force following the minimum specified period, it could result in a material adverse effect on KBEL and UBIUK's financial condition and thus on our consolidated results of operations and could affect KBEL, UBIUK's and potentially our ability to continue operations. Our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

Our Management has taken several actions to enable us to meet our working capital needs through March 31, 2013, including reductions in discretionary expenditures, optimization of pricing and discounts to increase margins, and the expansion of our business in new territories.  In addition, we have also secured additional brewing contracts in an effort to utilize a portion of our excess production capacity. We may also seek additional capital infusions to support our operations.

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

 We have significantly revamped our operations in the Foreign Territory including, but not limited to, improvements in organizational structure, change in customer pricing policy to increase sales realization, stricter control on costs and receivables to improve operational results. We continue to explore new contract brewing opportunities to increase revenue. However, there can be no assurance that we will be able to increase sales to provide cash for operating activities. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new products and our expansion of sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses or products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

Cash Flow Results:

Historically, we have funded our operations primarily with proceeds from issuances of preferred stock, Common Stock, debt financing, lease financing, and cash flows from operations.

Net cash provided by operations was $1,412,600 and $1,011,700 for 2011 and 2010 respectively. During the year ended December 31, 2011, net cash provided by operating activities was primarily attributable to non cash expenses of $1,182,200, net increase in payable and accrued liabilities of $1,166,400 and net increase of $985,400 in receivables, inventory, deposits and prepaid expenses.

During the year 2011, the value of our inventory increased by $42,900 compared to a decrease of $105,900 during the year 2010. Fluctuations in inventory are normal for our operations and industry and are typically not indicators of any material contributing cause. An increase in accounts payables for the year 2011 compared to 2010 of $1,039,900 was attributable to increase in cost of goods associated with higher sales volume during the year 2011.

Decrease in provision for doubtful accounts during the year 2011 was $396,200 to reduce provision for accounts considered doubtful during the year 2011, compared to an increase of $135,900 made during the year 2010.

Increases and decreases in inventories, prepaid accounts, deposits and accrued liabilities over the course of the year are due to normal operational fluctuations during the year.

Our accrued liabilities consisted primarily of payroll costs, excise taxes, future payments of borrowed money to pay our insurance premiums, estimated allowances for customer rebates, and deposits from customers to secure the return of kegs.  Our accrued liabilities for the year 2011 decreased by $126,500 and such decrease is considered normal for our operations.

Net cash used in investing activities was $1,009,100 and $394,200, respectively, for 2011 and 2010. Such funds were used primarily for purchases of brewing, production and packaging equipment in the U.S. and beer dispensing equipment in the Foreign Territory.

Net cash used in financing activities was $173,900 and $699,900 for 2011 and 2010, respectively. During June 2011, we obtained long term financing from Cole Taylor to repay maturing debts related to our United States operations. The decrease in net cash used in financing activities was due to a temporary reduction in use of a revolving line of credit. Net cash used in financing activities also includes borrowing on long term debt, debt payments and lease installments.

DESCRIPTION OF OUR INDEBTEDNESS:

Cole Taylor Facility

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the "Agreement") with Cole Taylor. The Agreement provides a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery & equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. At the time that the applicable loan or advance is made, the Company may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan or the capital expenditure term loan, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. The Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority interest in all of MBC’s and Releta's personal property and a first mortgage on our Ukiah, California property, among other items of MBC and Releta assets. Our obligations under the Agreement are subject to acceleration upon the occurrence of an event of default under the Agreement.

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

The aggregate outstanding principal amount of the UBA Notes as of December 31, 2011 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,400,300, for a total amount outstanding of $3,315,700.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of approximately $1.50 per share for the notes issued pursuant to the Credit Agreement. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes issued by us up to that date.

On September 14, 2011, the Board approved the issuance (the “Issuance”) of our unregistered Common Stock to certain of our independent non-employee directors as compensation. The Issuance triggered an adjustment in the conversion rate of the convertible promissory note dated March 2, 2005 (the “Note”) issued by us to UBA which was not covered by the Confirmation of Waiver. Prior to the Issuance, the principal and interest owed pursuant to the Note would have converted into shares of our Common Stock at a per share price of $1.50. After the Issuance, the principal and interest outstanding under the Note will convert at a per share price of approximately $1.44. As of December 31, 2011, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,226,753 shares of our Common Stock. However, as the current market price of our Common Stock is substantially less than the conversion rate, it is likely that any conversion would occur at market prices at the time of conversion.

The UBA Notes require us to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted us to capitalize all accrued interest; therefore, we have borrowed the maximum amount available under the facility. Upon maturity of any of the UBA Notes, unless UBA has given us prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such Notes may be converted, at the option of UBA, into shares of our Common Stock. If UBA does not elect to so convert any UBA Notes upon maturity, it has the option to extend the terms of the UBA Notes for any period of time mutually agreed upon by UBA and us. During the extended term of the UBA Notes, UBA has the right to require us to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within sixty (60) days.

The UBA Notes are subordinated to credit facilities extended to us by Cole Taylor pursuant to subordination agreements executed by UBA. Per the terms of the subordination agreements, UBA is precluded from demanding repayment of the UBA Notes unless the Cole Taylor facilities are repaid in full.

As of February 29, 2012, the aggregate outstanding principal amount of the UBA Notes was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,415,300, for a total amount outstanding of $3,330,700, convertible in to 2,236,810 shares of our Common Stock. As of February 29, 2012, UBA beneficially owned approximately 24.5% of our outstanding Common Stock (excluding any shares issuable upon conversion of the UBA Notes) and our Chairman, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBA. During the fiscal years 2011 and 2010 the largest aggregate amount of principal outstanding was $1,915,400. No principal or interest was paid during fiscal years 2011 or 2010.

OTHER LOANS AND CREDIT FACILITIES

ROYAL BANK OF SCOTLAND FACILITY: Royal Bank of Scotland Commercial Services Limited (“RBS”) provided UBSN with a $2,800,600 (£1,750,000) maximum revolving line of credit with an advance rate based on 80% of UBSN's qualified accounts receivable. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon six months' written notice.

SHEPHERD NEAME LOAN: Shepherd Neame has a contract with UBSN to brew Kingfisher Premium Lager for our European Territory. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000, or approximately $960,000, to UBSN, repayable in annual installments of £60,000, or approximately $96,000, per year, commencing in June 2003. The loan carries a fixed interest rate of 5% per year. (For more information about this loan see "Item 13. - Certain Relationships and Related Transactions, and Director Independence — Loan Agreement".)

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on our debts incurred in connection with the North American Territory were 5.3% for fiscal year 2011 compared to 6.1% for fiscal year 2010. For loans primarily associated with our Foreign Territory, the weighted average interest rate paid was 3% for fiscal years 2011 and 2010.

KEG MANAGEMENT ARRANGEMENT: We entered into a keg management agreement (the "Keg Agreement") with MicroStar Keg Management LLC ("MicroStar") for a five year term effective September 1, 2009. Under this arrangement, MicroStar provides us with half-barrel kegs for which we pay a filling and use fee. Distributors return the kegs to MicroStar instead of to us. MicroStar then supplies us with additional kegs. In case of a change of control of MBC during the term of the Keg Agreement, MicroStar shall have an option to terminate the Keg Agreement by providing the Company with written notice within 45 days following the effective date of the change of control.  If the Keg Agreement is terminated for any reason prior to the end of the term of the Keg Agreement, MicroStar shall have an option to require the Company to purchase four (4) times the average monthly quantity of MicroStar kegs delivered to the Company during the six month period preceding the effective date of the termination of the Keg Agreement.  We anticipate financing the purchase of such kegs through debt or lease financing, if available. However, there can be no assurance that we will be able to finance the purchase of such kegs. Failure to purchase the necessary kegs from MicroStar upon the termination of the Keg Agreement is likely to have a material adverse effect on both our business (if we are unable to find a comparable supplier) as well as on our working capital (if we are required to purchase the kegs upon early termination and are unable to obtain adequate financing). Under the terms of the Keg Agreement, the Company retains the risk of loss of the kegs covered by the Keg Agreement.  In addition, the Keg Agreement contains indemnification provisions pursuant to which the Company will indemnify and hold MicroStar harmless against liabilities, damages, judgments, awards, fines, costs and expenses (including attorneys' fees).

CURRENT RATIO: Our ratio of current assets to current liabilities on December 31, 2011 was 0.7 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0. Our ratio of current assets to current liabilities on December 31, 2010 was 0.4 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0. The change in such ratio was primarily caused by the refinancing of maturing debts in 2011.

RESTRICTED NET ASSETS. Our wholly-owned subsidiary, UBIUK, had retained losses of approximately $2,852,000 as of December 31, 2011. Under UBSN's line of credit agreement with Royal Bank of Scotland, distributions and other payments from our subsidiaries to us are not permitted if the retained earnings drop below approximately $1,553,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following chart sets forth our contractual obligations as of December 31, 2011.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Secured line of credit	$1,749,800	$1,749,800	-	-	-
Long Term Debt Obligations	4,704,500	423,600	847,200	3,433,700	-
Capital Lease Obligations	72,100	72,100	-	-	-
Operating Lease Obligations	916,000	314,000	515,700	86,300	-
Purchase Obligations	2,143,000	1,673,900	278,200	190,900	-
Notes to Related Parties	3,408,900	93,200	-	3,315,700	-
Total	$12,994,300	$4,326,600	$1,641,100	$7,026,600	$-

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

The Company has agreements with Shepherd Neame to produce, market and distribute Kingfisher Premium Lager in the United Kingdom. See Note 10 of the Financial Statements regarding transactions with Shepherd Neame.  The Company invoices Shepherd Neame based on an agreed transfer price per unit, which is subject to revision upon reconciliations based on contractual formulas.

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

Impairment of Long-Lived Assets. The Company assesses the impairment of its long-lived assets periodically in accordance with the provisions of ASC 360-10-50, (Accounting for the Impairment and Disposal of Long-Lived Assets).  The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by Management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  Long-lived assets that Management commits to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell.

Foreign Currency Translation. Financial statements of foreign subsidiaries located in the United Kingdom where the local currency, the UK Pound Sterling, is the functional currency, are translated into United States dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation adjustments associated with net assets or liabilities are reported as non-owner changes in equity. Any exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred in the same financial statement caption as the underlying transaction and are not material for any year shown.

Cash at UBIUK was translated at exchange rates in effect on December 31, 2011 and 2010, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement bases and the respective tax bases of the assets and liabilities and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized, and have been provided for all periods presented.

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax benefits for the years ending December 31, 2011 and 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) amended its guidance related to fair value measurement and disclosure. The amended guidance generally clarifies existing measurement and disclosure requirements and results in greater consistency between U.S. GAAP and International Financial Reporting Standards (IFRS). The provisions of the amended guidance will be effective for the Company beginning in the first quarter of 2012. The Company does not expect the adoption of the provisions of the amended guidance to have a material impact on its disclosures.

In June 2011, the FASB issued new accounting guidance to update the presentation of comprehensive income in consolidated financial statements. Under this new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012, and the adoption will be reflected in the consolidated financial statements as of March 31, 2012.

In September 2011, the FASB issued new accounting guidance to simplify how entities test goodwill for impairment. Under this new guidance, an entity is permitted to first assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance effective December 31, 2011, and the adoption has been reflected in the consolidated financial statements as of December 31, 2011.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the Securities and Exchange Commission ("SEC") did not or are not believed by Management to have a material impact on the Company's present financial or future statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is set forth on Pages F-1 through F-25 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Management team, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the last day of the fiscal period covered by this Annual Report, December 31, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

In accordance with the internal control reporting requirements of the SEC, Management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2011. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the SEC’s guide entitled “Sarbanes-Oxley Section 404: A Guide for Small Business". As a result of this assessment and based on the criteria in the COSO framework and SEC guidance, Management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred in the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages as of February 28, 2012, and certain information regarding each of our current directors and executive officers:

Name	Age	Position(s)	Director Since**
Scott R. Heldfond *+	67	Director	2005
Michael Laybourn+	73	Director	1993
Vijay Mallya, Ph.D.	56	Director and Chairman of the Board	1997
Jerome G. Merchant*	50	Director	1997
Mahadevan Narayanan	54	Chief Financial Officer and Secretary	N/A
Sury Rao Palamand, Ph.D.	81	Director	1998
Kent D. Price*+	68	Director	1998
Yashpal Singh	66	Director, President and Chief Executive Officer	1997

**	All directors are elected by our shareholders at the Annual Meeting to serve until the following Annual Meeting. Currently, there are no arrangements or understandings between (i) any of the directors and any other person pursuant to which any director was or is to be selected as a director or (ii) any of the executive officers and any other person pursuant to which any executive officer was or is to be selected as an executive officer. We have entered into an employment agreement with our Chief Executive Officer pursuant to which his term of employment has been extended until September 30, 2013. Our Chief Financial Officer does not have any set date for the expiration of his term of office.

*	Member of the Audit/Finance Committee.

+	Member of the Compensation Committee.

Mr. Scott Heldfond joined the Board in January 2005. He was a Director of NASDAQ Insurance Group, LLC, a national insurance brokerage and consulting firm owned by the NASDAQ Stock Market prior to the firm's sale to Aon Risk Services in 2009. Mr. Heldfond currently services as a Director at Aon Risk Services. Mr. Heldfond has also served as the Managing Partner of eSEED Capital, LLC, a technology-focused merchant banking firm since 1999. He also served as President and Chief Executive Officer of Frank Crystal & Co. of California, a New York-based insurance brokerage firm from 1995 to 1999, as  Chairman of Hales Capital LLC, an investment banking firm from 1994 to February 1997 and as President of AON Real Estate & Investments. Mr. Heldfond also served as a Director of HomeGain, Inc. (later sold to Classified Ventures), a private venture backed company and currently serves as a Director of UBICS Inc., a NASDAQ traded firm that provides information technology staffing and solutions for domestic and international businesses. Mr. Heldfond also served as a Director of Galoob Toys, which was the third largest toy manufacturer before its sale to Hasbro. Mr. Heldfond holds an undergraduate degree from the University of California, Berkeley and a J.D. from the University of San Francisco Law School. He is a Mayoral appointed Commissioner of the Health Services Commission of the City and County of San Francisco. In addition, he serves as an advisor to or on the board of directors of a number of local, statewide, and national charitable and community service organizations. Mr. Heldfond is the retired Honorary Consul General to the United States for the Republic of Rwanda. Mr. Heldfond's expertise in risk management and insurance matters, in particular, led to his selection as a member of the Board.

H. Michael Laybourn, co-founder of the Company, served as the Company's President from its inception in 1983 through December 1999, and as its Chief Executive Officer from inception through October 1997. Mr. Laybourn was elected as a Director in November 1993 when the Company began the process of converting from a limited partnership to a corporation and served as Chairman of the Board from June 1994 through October 1997. Mr. Laybourn is a former Vice President of the California Small Brewers Association and a former Chairman of the board of directors of the Brewers Association of America. Mr. Laybourn holds a Bachelor of Fine Arts degree from Arizona State University. Mr. Laybourn's expertise in craft brewing, in particular, led to his selection as a member of the Board.

Dr. Vijay Mallya, Ph.D., became Chairman of the Board in October 1997 and was MBC's Chief Executive Officer until January 2005. Dr. Mallya is a well known industrialist and the Chairman of UBICS, Inc., United Breweries Limited, United Spirits Limited, Whyte & Makay Limited, United Breweries (Holdings) Limited (which is the indirect beneficial owner of two of MBC's largest shareholders (United Breweries of America, Inc. and Inversiones Mirabel S.A.)), Kingfisher Airlines Limited, UB Engineering Limited, Mangalore Chemicals and Fertilizers Ltd., and other affiliated companies (collectively the "UB Group").  The UB Group is comprised of businesses in the  following sectors: alcoholic beverages, life sciences, engineering, agrochemicals, information technology, fertilizers, print media, civil aviation and infrastructure development.  United Breweries Limited and United Spirits Limited are two of Asia's leading beer and spirits companies.  Dr. Mallya is also a keen sportsman and an ardent aviator and yachtsman.  He participates and supports several sporting activities worldwide, including the Force India F1 Formula One Motor Racing Team, the United East Bengal Football Team and the United Mohun Bagan Football Team.  He also sits on the boards and committees of several foreign companies and organizations including companies comprising the UB Group, The Institute of Economic Studies (India), the Federation of the Indian Chamber of Commerce and Industries and Motorsports Association of India.  Dr. Mallya has been the recipient of many prestigious awards and accolades, including being nominated to the Global Leaders of Tomorrow by the World Economic Forum, receiving the Légion d' Honneur from the Government of France in 2008 and the Outstanding Business Leader Award from the Associated Chambers of Commerce and Industry of India in 2009.  Dr. Mallya was recently elected to serve as a member of the Upper House of the Indian Parliament for the second time.  Dr. Mallya holds a Bachelor of Commerce degree from the University of Calcutta in India and an honorary Doctorate in Business Administration from California Southern University, Santa Ana. Dr. Mallya's knowledge and expertise in the global alcoholic beverage industry was significant in his selection as a member of the Board as well as his appointment as Chairman.

Jerome G. Merchant became a director in October 1997 and was Chief Financial Officer of the Company from November 1997 to October 1998. Mr. Merchant served as the Strategic Planning Consultant to the Chairman's Office of the Company from July 1996 until January 2007. Mr. Merchant is a Managing Director with Kinetic Advisors, LLC a boutique mid-market investment advisory company. He has over 20 years of experience in investment banking and capital raising transactions. Previously, he held executive positions at McGladrey Capital Markets, Citigroup and MetLife Investors. Mr. Merchant has advised the investment division and clients of Citibank and Smith Barney, amongst others. In executive and strategic planning capacities, he has advised public and private companies and institutional and high-net worth investors. Between April 1993 and December 2003, Mr. Merchant served in various senior capacities for Cal Fed Investments, a wholly owned subsidiary of Cal Fed Bank. Previously, Mr. Merchant directed the west coast capital raising for a private equity group focused on equity oriented management buyouts and strategic acquisitions. He received his B.S. degree in Managerial Economics-Finance from the University of California, Davis. Mr. Merchant's expertise in capital raising and financial markets contributed to his selection as a member of the Board.

Mahadevan Narayanan joined the company in 2001 as Secretary and Chief Financial Officer. Before joining the Company, he served the UB Group (including affiliates of the Company) in India for 17 years as part of the management team in various financial and accounting capacities.  Prior to joining the Company, Mahadevan Narayanan was employed as Senior Manager of Accounting Services of Herbertsons Ltd. for six years.  He holds a Bachelor of Science degree in Mathematics from Madurai Kamaraj University in India and is an Associate member of the Institute of Chartered Accountants of India.

Sury Rao Palamand became a director of MBC in January 1998. Dr. Palamand is a director and partner of Summit Products, Inc., a beverage development and consulting company serving the food and beverage industry. He is also a director and partner in the Historic Lemp Brewery and is involved in the development of microbreweries and brewpubs, and in the restoration of historic buildings. Dr. Palamand has over 40 years of experience in the brewing industry and has published numerous scientific and technical papers on beer and other fermented beverages in various technical journals in the United States and abroad. He is an associate member of the Institute of Brewing, London and is a member of several brewing organizations in the United States. In addition, Dr. Palamand possesses technical and technological expertise in wine making as well as in the development of soft drinks. Prior to joining the Company as a director, Dr. Palamand served as Director of Beer and New Beverage Development at Anheuser-Busch Companies, Inc. Dr. Palamand holds a Bachelor of Science degree from the University of Mysore, India, a Master of Science degree in Applied Chemistry from the University of Bombay, India and a Masters degree in Food Microbiology and a Ph.D. degree in Food and Flavor technology from Ohio State University, Columbus, Ohio. Dr. Palamand is listed in the MARQUIS WHO'S WHO in America and in the WHO'S WHO in the Midwest. In particular, Mr. Palamand's technical expertise in fermented beverages was an important criteria in his selection as a member of the Board.

Kent D. Price became a director in January 1998. Kent Price is a founder and President of Parker Price Venture Capital. Mr. Price was a Rhodes Scholar at Oxford University, attended the University of Montana, the University of California, Los Angeles and Harvard Business School. Mr. Price is a member of the board of directors of the University of Montana and a member of its Investment Committee. Mr. Price is the chairman of Fluid Inc., a technology enhanced service company that is a leader in the development of eCommerce sites.  Mr. Price has extensive operational experience, including as Chief Executive Officer of The Chloride Group, a global battery company, Chief Executive Officer of the Bank of San Francisco, General Manager of Banking, Finance and Securities Group at IBM, Chief Financial Officer at the Bank of New England, Executive Vice President of the Bank of America and a senior officer at Citibank. He has lived and worked in England, Germany, Ireland, Nigeria, Ivory Coast, Taiwan, Hong Kong, Japan and Singapore as well as the United States. He has served on various boards of directors of companies based in the UK, India, South Africa, Hong Kong, Taiwan, China and the United States.  Mr. Price currently serves on the board of directors of UBICS (a NASDAQ listed company).  Mr. Price served as a Captain in the United States Air Force.  Mr. Price's banking and financial expertise was important in his selection as a member of the Board.

Yashpal Singh became a director of MBC in October 1997 and served as the Company's Executive Vice President and Chief Operating Officer beginning in April 1998. Mr. Singh became the Company's President in January 2000 and its Chief Executive Officer in January 2005. From May 1997 to March 1998, Mr. Singh served as Executive Vice-President- Operations for UBA, one of MBC's major shareholders. Between 1964 and 1990, Mr. Singh served in various capacities including as Head Brewer and Chief Executive Officer of a large alcoholic beverage corporation in India.  Between 1990 and 1997, Mr. Singh also served as Senior Vice President-Operations for United Breweries Ltd., an Indian Corporation, where he was responsible for the operations of 12 breweries, the establishment of new green-field projects, and technical and operational evaluations of potential acquisition opportunities worldwide.  Mr. Singh holds a Bachelor's degree in Science from Punjab University in India, a Diploma in Brewing from the Institute of Brewing and Distilling in London and has extensive training in the fields of Brewing, Malting, and Mineral Water Technology. Mr. Singh is an Associate member of the Institute of Brewing, London, a member of the Master Brewers Association of America, and was a former executive member of the Managing Committee of the All India Brewer's Association. Mr. Singh has over 47 years of varied experience in the brewing industry.  Mr. Singh's long standing technical and management expertise in brewing led to his selection as a member of the Board.

FAMILY RELATIONSHIPS

There are no family relationships between any of the directors and executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of the Forms 3, 4 and 5 furnished to us during and with respect to fiscal year 2011, we are not aware of any untimely filing by a director, officer, or greater than 10% beneficial owner of the reports required by Section 16(a) of the Exchange Act during our most recent fiscal year.

AUDIT COMMITTEE

We have a separately-designated standing Audit/Finance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Jerome G. Merchant, Scott R. Heldfond and Kent D. Price serve as the committee members of the Audit/Finance Committee.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board has determined that Mr. Kent D. Price, a member of our Audit Committee, is both an independent Director and qualifies as an "audit committee financial expert" as that term is defined in the Exchange Act, and pursuant to the rules and regulations promulgated by the SEC.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer (principal executive officer), Chief Financial Officer (chief financial officer), and principal accounting officer. The Code of Ethics is posted on our website at www.mendobrew.com. We intend to disclose future amendments to certain provisions of our Code of Ethics, or waivers of such provisions granted to executive officers and directors on our website within four (4) business days following the date of such amendment or waiver. Any person desiring a free copy of the Code of Ethics should send a written request to our Secretary, N. Mahadevan, at our principal executive offices located at 1601 Airport Road, Ukiah, CA 95482.

DIRECTORS' NOMINATIONS

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board.

Corporate Governance

Director Independence

The Board has determined that the following directors qualify as "independent" in accordance with the published listing requirements of NASDAQ:  Mr. Heldfond, Mr. Laybourn, Mr. Palamand, Mr. Merchant and Mr. Price.  Mr. Singh is not "independent" because he is an employee of MBC.  Dr. Mallya is not independent since he has received payments in excess of the applicable threshold from the Company during the last three (3) years.  Prior to 2007, Mr. Merchant provided certain consulting services to the Company, however, given the timing and nature of such services as well as the amount of compensation provided in relation thereto, the Board has determined that Mr. Merchant meets the criteria for being an "independent director".

The NASDAQ rules contain both objective tests and a subjective test for determining who is an "independent director."  The objective tests provide that a director is not considered independent if he (i) is an employee of the Company (or a parent or subsidiary) (or has been in the past three (3) years); (ii) has accepted (or a family member has accepted) compensation from the Company in excess of $120,000 during any period of twelve (12) consecutive months within the preceding three (3) year period (subject to certain exceptions); (iii) has a family member that was employed as an executive officer of the Company (or a parent or subsidiary) during the past three (3) years; (iv) is (or a family member is) a controlling shareholder or an executive officer of an organization to which the Company made or received payments in the current year or at any time during the past three (3) years that exceed the greater of (a) five percent (5%) of the recipient's consolidated gross revenues or (b) $200,000 for that year; (v) is (or has a family member who is) employed as an executive officer of another entity where at anytime during the past three (3) years any of the executive officers of the Company serve on the compensation committee of such other entity; or (vi) is (or has a family member who is) a current partner of the Company's outside auditor who worked on the Company's audit at anytime during any of the past three (3) years.  The subjective test is based on the standard that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Leadership Structure

Since January 2005, the Company has separated the roles of Chairman of the Board and Chief Executive Officer.  From 1997 until January 2005, Dr. Vijay Mallya served as both the Chief Executive Officer as well as Chairman of the Board of Directors of MBC.  The Board of Directors believes that the separation of the roles of Chief Executive Officer and Chairman of the Board provides the Company with additional processes, controls and oversights that facilitate the functioning of the Board of Directors and its decision-making in the best interests of MBC and its shareholders.  In addition, the separation of the roles of Chairman and Chief Executive Officer permit the holders of such offices to focus on the fundamental duties and specialized nature of the respective office. MBC's Chairman, Dr. Vijay Mallya, works together with the Chief Executive Officer and the Board of Directors to develop MBC's strategic goals, acts as an international brand ambassador and presides over the Board of Directors meetings at which he is present.  MBC's Chief Executive Officer, Yashpal Singh, is responsible for the day-to-day oversight of the MBC's performance and the brewing operations as well as for the implementation of MBC's strategic goals.  The Board of Directors may review its leadership structure from time to time and implement any changes that it deems appropriate to respond to the needs of the Company.

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

Board of Directors' Meetings and Committees

During the fiscal year ended December 31, 2011, the Board of Directors held two meetings, the Audit/Finance Committee held four meetings and the Compensation Committee held one meeting.  No director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors and any committees of which such Director was a member.

Directors are encouraged to attend the Annual Meeting of Shareholders.  At the 2011 Annual Meeting, all members of the Board of Directors were in attendance.

Listed below are the committees of the Board of Directors, along with the names of the Directors who served as members of each committee during 2011.

Audit/Finance Committee.  The Board of Directors has a standing Audit/Finance Committee.

Messrs. Merchant, Price, and Heldfond serve as the members of the Audit/Finance Committee (established in accordance with Section 3(a)(58)(A) of the Exchange Act).  This committee met four times during fiscal year 2011.  The Audit/Finance Committee reviews, acts on, and reports to the Board of Directors with respect to various auditing, accounting and finance matters, including the selection of the Company's auditors, the scope of the annual audits, the fees to be paid to the auditors, the performance of the Company's auditors, and the accounting practices of the Company.  In the judgment of MBC's Board of Directors, the members of the Committee are "independent," as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules and also meet the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

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

Compensation Committee.  Messrs. Heldfond (Chair), Price, and Laybourn served on MBC's Compensation Committee for the fiscal year ended December 31, 2011.  The Compensation Committee considers all matters of compensation with respect to the chief executive officer, president, any vice president, and any other senior executive, and makes recommendations to the Board of Directors regarding the compensation of such persons.  The Compensation Committee also makes determinations with respect to the granting of stock awards to directors who are also employees of MBC.  The Compensation Committee held one meeting during the year 2011.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the annual compensation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), who are the only employees whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2011.

Neither of these executive officers has been issued equity shares or stock options as compensation to date.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)*	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Yashpal Singh President and Chief Executive Officer	2011	264,400	26,500	-	-	-	-	19,500	310,400
	2010	235,000	23,600	-	-	-	-	10,900	269,500

Mahadevan Narayanan Chief Financial Officer and Corporate Secretary	2011	157,500	15,900	-	-	-	-	22,200	195,500
	2010	140,000	14,100	-	-	-	-	19,900	174,000

* Other compensation includes use of company vehicle, health care reimbursement for the executive and his immediate family and vacation reimbursement.

Compensation Narrative

The Compensation Committee of the Board determines and administers the compensation for our executive officers. The Compensation Committee reviews and determines all components of the executive officers' compensation, including making individual compensation decisions and reviewing and revising compensation guidelines as appropriate. The Compensation Committee also consults with the Chief Executive Officer regarding revisions to the compensation of the Chief Financial Officer and other non-executive employees, as appropriate.

We have entered into an Employment Agreement with our Chief Executive Officer that sets forth the terms of his employment and provides for certain benefits. The term of the agreement was extended to September 30, 2013. We do not currently have an employment agreement in place with our Chief Financial Officer, but may enter into an employment agreement with such executive officer in the future. We do not have any severance payment arrangements other than with the Chief Executive Officer. We have agreed to reimburse travel expenses for the Chief Executive Officer and his family to return to their home country upon the termination of the Chief Executive Officer's employment with us. In addition, if the Chief Executive Officer is terminated either with or without cause without 12 months' notice, he is entitled to be paid an amount equal to twelve months of his base salary. We do not have any payment arrangements that would be triggered by a "change in control" of MBC.

Total compensation for the Chief Executive Officer consists of base salary, annual cash bonus payments, health benefits for the executive officer and his immediate dependent family members, life insurance, use of company vehicle and vacation reimbursement.

Elements of Compensation

MBC based its selection of elements of compensation so as to provide incentives for its executive officers to relocate to the United States from India. In so doing, MBC reviewed the compensation packages of its executive officers at their prior positions in India, so that comparable packages could be provided.

Base Salary

The Compensation Committee establishes executive officers' base salaries on an annual basis and approximately 10% of the cash compensation paid to each of the Chief Executive Officer and the Chief Financial Officer was paid in the form of a bonus rather than as salary. Given our stock performance and financial situation, there is currently no salary component directly tied to our stock price or to our financial performance. Effective as of January 1, 2011, the Compensation Committee increased the annual base salary of the Chief Executive Officer and the Chief Financial Officer to $264,375 and $157,500, respectively.

Annual Cash Bonus

The compensation packages for the Chief Executive Officer and the Chief Financial Officer also contain a component providing for payment of annual cash bonuses. Given the MBC's past working capital constraints, the Compensation Committee historically determined that a percentage of the cash compensation of the executive officers would be in the form of annual cash bonuses that could be disbursed following the completion of the applicable fiscal year.

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

Retirement Plans

On August 27, 2009, we entered into a certain Separation and Severance Agreement (the "Agreement") with Mr. Yashpal Singh, our President and Chief Executive Officer.

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

For purposes of illustrating the potential amounts payable to Mr. Singh under the Severance Agreement, assuming a termination date of December 31, 2011, Mr. Singh would have received the following approximate amounts of compensation for the applicable triggering event: termination by the Company for Cause ($264,400); completion of term of Employment Agreement ($660,900 plus COBRA payments); termination due to disability or death ($660,900 plus COBRA payments); termination by Mr. Singh for Good Reason ($660,900 plus COBRA payments); or termination by the Company without Cause ($925,300 plus COBRA payments).

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

DIRECTORS' COMPENSATION FOR THE YEAR 2011

Dr. Vijay Mallya, Chairman of the Board, is paid $120,000 per year by MBC for services rendered as Chairman, and £89,600 per year (approximately $143,700 in United States dollars at the average exchange rate for the year 2011) by UBIUK for promoting our products in the Foreign Territory outside the United Kingdom.

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

Effective as of January 1, 2010, in addition to the above fixed compensation, each Non-Employee director of MBC serving in office on January 1st of any applicable year will be eligible to receive up to an additional 25,000 shares of MBC's Common Stock based upon MBC's performance and such director's performance for the immediately preceding year and such other factors, as determined in the sole discretion of the Board, provided, however, that such share issuance will be at a price per share not less than the Fair Market Value of MBC's Common Stock on the date of grant (all in accordance with, and as defined in, the Amended and Restated Directors' Compensation Plan).

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)		(c)**	(d)	(e)	(f)	(g)	(h)
Dr. Vijay Mallya	263,700		-	-	-	-	-	263,700
Kent Price	23,000	*	13,100	-	-	-	-	36,100
Sury Rao Palamand	14,000	+	8,400	-	-	-	-	22,400
Jerome Merchant	17,000	#	8,400	-	-	-	-	25,400
Scott Heldfond	22,000	##	16,900	-	-	-	-	38,900
Michael Laybourn	15,000	^	6,500	-	-	-	-	21,500

*	Fee for attending two Board meetings and five committee meetings calculated at $1,000 per meeting, $12,000 fixed annual retainer and $4,000 for acting as Chairman of Audit Committee. $7,000 of such fee was paid in the first quarter of 2012.

+	Fee for attending two Board meetings calculated at $1,000 per meeting and $12,000 fixed annual retainer. $4,000 of such fee was paid in the first quarter of 2012.
#	Fee for attending two Board meetings and three committee meetings calculated at $1,000 per meeting and $12,000 fixed annual retainer. $4,000 of such fee was paid in the first quarter of 2012. .
##	Fee for attending two Board meetings and four committee meetings calculated at $1,000 per meeting, $12,000 fixed annual retainer and $4,000 for acting as Chairman of Compensation Committee. $7,000 of such fee was paid in the first quarter of 2012.

^ **

Fee for attending two Board meetings and one committee meeting calculated at $1,000 per meeting and $12,000 fixed annual retainer. $5,000 of such fee was paid in the first quarter of 2012.

The stock grants listed in this column were earned by Board members for services provided in 2009 and issued on September 14, 2011.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Compensation Committee REPORT

The Compensation Committee has reviewed and discussed with Management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on the Compensation Committee’s review of and the discussions with Management with respect to the Compensation Discussion and Analysis, our Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in MBC's Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The Compensation Committee

Scott R. Heldfond (Chair)

Kent D. Price

Michael Laybourn

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is provided in Item 5 above.

The following table sets forth certain information known to the Company regarding the beneficial ownership of MBC's Common Stock and Series A Preferred Stock as of December 31, 2011, for each shareholder known by us to own beneficially 5% or more of the outstanding shares of our Common Stock or Series A Preferred Stock:

Security Ownership of Certain Beneficial Owners
Name and Address	Shares Beneficially Owned (1)	Percent of Class
COMMON STOCK
United Breweries of America, Inc. 1050, Bridgeway, Sausalito, CA 94965	3,087,818 (2)	24.5%
Inversiones Mirabel S.A. Hong Kong Bank Building 6th Floor, Samuel Lewis Avenue P O Box 6-4298, El Dorado Panama City, Panama	5,500,000	43.6%
United Breweries (Holdings) Limited. 100/1, Richmond Road, Bangalore - 560 025, India	8,587,818 (2),(3)	68.1%
Vijay Mallya United Breweries of America, Inc. 1050, Bridgeway, Sausalito, CA 94965	8,587,818 (4)	68.1%

(1) Applicable percentages of ownership are based on 12,611,133 shares of Common Stock outstanding as of December 31, 2011.

(2) Does not include 2,226,753 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement (For additional information, see "Item 13. Certain Relationships and Related Transactions"). UBHL is the ultimate beneficiary of substantially all of the shares owned by both UBA and Inversiones.

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

(4) Includes all shares indirectly held by UBHL. Does not include 2,226,753 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnote (2) above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

The following table sets forth certain information known to the Company regarding the beneficial ownership of MBC's Common Stock and Series A Preferred Stock as of December 31, 2011, for each director, each executive officer, and all directors and executive officers of MBC as a group. Except as otherwise noted, we believe that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Security Ownership of Management
COMMON STOCK	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Vijay Mallya	8,587,818	(2)	68.1%
H. Michael Laybourn	492,221		3.9%
Kent D. Price	428,401		3.4%
Sury Rao Palamand (3)	332,110		2.6%
Jerome G. Merchant	290,530		2.3%
Yashpal Singh	--		--
Scott R. Heldfond	257,275		2.0%
Mahadevan Narayanan	--		--
All Directors and executive officers as a group (8 persons)	10,388,355		82.4%

SERIES A PREFERRED STOCK
H. Michael Laybourn	6,100		2.7%
All Directors and executive officers as a group (8 persons)	6,100		2.7%

*Amount represents less than 1% of the outstanding securities of the class.

(1) Applicable percentages of ownership are based on (i) 12,611,133 shares of Common Stock outstanding as of December 31, 2011 and (ii) 227,600 shares of Series A Preferred Stock outstanding as of December 31, 2011.

(2) Includes all shares indirectly held by UBHL. Does not include 2,226,753 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnote (2) of Table 1 above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(3) Shares are held by a revocable trust for the benefit of Mr. Palamand's immediate family and lineal descendants. Mr. Palamand serves as the trustee of the trust.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During fiscal year 2011, we were a participant in the following transactions in which (i) the amount involved exceeded the lesser of (A) $120,000, or (B) one percent of our total assets at year end for the last two completed fiscal years and (ii) a related person had or will have a direct or indirect material interest:

UBA Line of Credit

On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000. We have executed an Extension of Term of Notes under the Master Line of Credit Agreement (the "Extension Agreement") with UBA. The UBA notes have been extended until June 2012 with automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term.

We have issued thirteen (13) promissory notes pursuant to the Credit Agreement between the Company and UBA and one note on substantially similar terms, but unrelated to the Credit Agreement, to UBA between September 1999 and March 2005. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to conversion rate protection as set forth in the UBA Notes then outstanding but which does not apply to the convertible note issued on March 2, 2005. The aggregate outstanding principal amount of the UBA Notes as of December 31, 2011 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,400,300, for a total amount due of $3,315,700.

On September 14, 2011, the Board approved the issuance of an aggregate of 183,871 shares of Common Stock to certain independent non-employee directors which triggered an adjustment in the conversion rate of the note issued March 2, 2005. The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA's discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share for the notes issued pursuant to the Credit Agreement and $1.44 for the note issued on March 2, 2005. As of December 31, 2011, the outstanding principal and interest on the UBA Notes was convertible into 2,226,753 shares of our Common Stock.

As of February 29, 2012, the aggregate outstanding principal amount of the UBA Notes was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,415,300. The entire amount of the outstanding principal and accrual but unpaid interest is convertible into 2,236,810 shares of our Common Stock. As of February 29, 2012, UBA beneficially owns approximately 24.5% of our outstanding Common Stock (excluding any shares issuable upon the conversion of the notes issued to UBA and our Chairman, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBA. During fiscal years 2011 and 2010, the largest aggregate amount of principal outstanding was $1,915,400.  No principal or interest was paid during fiscal year 2011.

License Agreement

In July 2001, we entered into a Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., a Delaware corporation affiliated with UB Limited, pursuant to which we obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. This agreement will remain in effect for as long as the Distribution Agreement (described below) between UBIUK and KBEL remains in effect. The Distribution Agreement is scheduled to expire in October 2013.

Because our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UB Limited, the transactions represented by these license agreements may be deemed to be related party transactions.

The dollar value of the license agreement cannot be accurately estimated.

Shepherd Neame, Ltd.

As described more fully below, our principal European subsidiary, KBEL, is a party to a Brewing Agreement and a Loan Agreement with Shepherd Neame. Shepherd Neame and the Company may be deemed to be related parties with respect to the Brewing Agreement and the Loan Agreement because Mr. R.H.B. Neame (the Chairman of the board of directors of Shepherd Neame) was also our director at the time when the Brewing Agreement and the Loan Agreement were entered into and when the Brewing Agreement was subsequently amended, and Mr. David Townshend (a senior Shepherd Neame employee) was serving as the President of KBEL (pursuant to an agreement between KBEL and Shepherd Neame) and was also our director at the time when the Brewing Agreement and the Loan Agreement were entered into and when the Brewing Agreement was subsequently amended.

Brewing Agreement

On October 9, 1998, UBIUK and KBEL originally entered into a Brewing Agreement with Shepherd Neame, and on October 24, 2001, this agreement was amended by a Supplemental Agreement (together, the "Brewing Agreement").

The Brewing Agreement, which was entered into (and amended) in conjunction with the Loan Agreement described below, grants to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, and distribute such products elsewhere in the Foreign Territory. UBIUK and KBEL further agreed that they would require any other distributor of such products (subject to applicable laws and regulations) to obtain such products directly from a company related to UBIUK or our subsidiaries and to refrain from seeking customers, or establishing a distribution network for such products, in the United Kingdom. In exchange, Shepherd Neame agreed to brew and/or supply Kingfisher Premium Lager and related products to KBEL for destinations within (and, with the consent of Shepherd Neame, outside) the United Kingdom. The price KBEL pays to Shepherd Neame for brewing Kingfisher Premium Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Premium Lager and other factors. For 2010, the purchases from Shepherd Neame by KBEL equaled approximately $14,663,500 at the average exchange rate in effect during 2010. For 2011, the purchases from Shepherd Neame by KBEL equaled approximately $17,310,000 at the average exchange rate in effect during 2011.

The dollar value of the Brewing Agreement cannot be accurately estimated.

Loan Agreement

Concurrently with the Brewing Agreement described above, KBEL and Shepherd Neame entered into a Loan Agreement, under which on or about October 24, 2001, Shepherd Neame advanced to KBEL £600,000 (the full amount available under the Loan Agreement), at a fixed interest rate of 5%, for general corporate purposes. This loan is payable in ten annual installments of £60,000 each, commencing on June 30, 2003 and continuing on each anniversary thereof until the loan is fully repaid. Any remaining balance of principal or interest will become due and payable (and the loan will terminate) on June 30, 2013. It would be an event of default under the Loan Agreement, and the lender would have the right, at will, not only to cancel the Loan Agreement and accelerate all sums due under it, but also to terminate the Brewing Agreement, if KBEL were to terminate or default under the Brewing Agreement, or if either of the License Agreements that UBIUK and KBEL have entered into with UB Limited are terminated (except in accordance with their terms or in connection with the parties' entry into an equivalent Brewing Agreement or License Agreement). The aggregate amount of principal paid during each of 2011 and 2010 was £60,000, or $96,300 and $92,000 at the annual average exchange rate during 2011 and 2010, respectively.

Distribution Agreement

UBIUK entered into a Distribution Agreement with its wholly-owned subsidiary KBEL on October 9, 1998. Under this agreement, which was subsequently amended by a Supplemental Agreement dated as of October 24, 2001 (together, the "Distribution Agreement"), UBIUK granted KBEL an exclusive sublicense for the distribution of all lager and other beer products brewed or prepared for sale in the Foreign Territory, and a sublicense to use the Kingfisher trademark and trade name, to manufacture, package, market, distribute, and sell beer and other products using the Kingfisher trademark and logo, and to enter into a Brewing License Agreement described below. The Distribution Agreement, which also requires KBEL to pay UBIUK a royalty fee of 50 British pence (approximately $0.80 at the average exchange rates in effect during fiscal year 2011) for every 100 liters (26 gallons) of beer brewed for sale in the Foreign Territory, will expire in October 2013. The royalty due to UBIUK for the year 2011 was approximately $67,500 and for the year 2010 was approximately $59,700.

Brewing License Agreement

Effective October 26, 2001, MBC entered into a Brewing License Agreement with KBEL, under the terms of which KBEL granted us an exclusive license to brew and distribute Kingfisher Premium Lager in the United States, in exchange for a royalty, payable to KBEL, of eighty cents ($0.80) for each case of Kingfisher Premium Lager brewed by us under this agreement. The Brewing License Agreement expires pursuant to its terms in October 2013. The Board has approved an extension of the Brewing License Agreement until October 2018. The royalty due to KBEL pursuant to the Brewing License Agreement for the year 2011 was approximately $124,700 and for the year 2010 was approximately $116,700.

Market Development Agreement

Concurrently with the Brewing Licenses Agreement described above, MBC and KBEL entered into a Market Development, General and Administrative Services Agreement (the "Market Development Agreement"), under the terms of which KBEL engaged MBC to perform a variety of advertising, promotional, and other market development activities in the United States in connection with Kingfisher beer and related consumer products (the "Products"), provide certain legal and business management support services to KBEL, and provide assistance with the establishment and management of distribution channels for the Products in the United States. In consideration for the services received under this agreement, KBEL agreed to pay service fees to MBC amounting in the aggregate to $1,500,000 over the period from 2001 through 2003. Such payments have been made in full and no additional payments are anticipated to be made in the future. The Market Development Agreement expires pursuant to its terms in 2013. The Board has approved an extension of the Market Development Agreement until October 2018. No additional service fee will be payable by MBC in connection with this extension.

DIRECTOR INDEPENDENCE

The Board has determined that the following directors qualify as "independent" in accordance with the published listing requirements of NASDAQ: Mr. Heldfond, Mr. Layborn, Mr. Palamand, Mr. Merchant and Mr. Price. Mr. Singh is not "independent" because he is our employee. Dr. Mallya is not independent since he has received payments in excess of $100,000 from us during a consecutive twelve (12) months within the preceding three (3) year period.

The NASDAQ rules have both objective tests and a subjective test for determining who is an "independent director". The objective tests provide that a director is not considered independent if he (i) is an employee of the Company (or has been in the past three (3) years); (ii) has accepted (or a family member has accepted) compensation from the Company in excess of $100,000 during any twelve (12) consecutive months within the preceding three (3) year period (subject to certain exceptions); (iii) has a family member that was employed as an executive officer of the Company during the past three (3) years; (iv) is (or a family member is) a controlling shareholder or an executive officer of an organization to which we made or received payments that exceed the greater of (a) five percent (5%) of the recipient's consolidated gross revenues for that year or (b) $200,000 for the current year or the preceding three (3) years. The subjective test is based on the standard that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

COMPANY RELATIONSHIPS

UBA and Inversiones own 24.5% and 43.6% of the outstanding shares of our Common Stock, respectively, as of February 29, 2012.  UBA has also advanced us the principal amount of $1,915,400 under separate convertible notes. As of February 29, 2012 the principal amount outstanding on the notes together with the accrued interest was convertible into approximately 2,236,800 shares of our Common Stock. Because UBHL is the ultimate parent of both UBA and Inversiones, UBHL is the ultimate beneficiary of 68.1% the shares of our Common Stock. Refer to "Item 12 - Security ownership of certain beneficial owners and management and related stockholder matters" above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has appointed PMB Helin Donovan, L.L.P. ("PMB"), as our independent auditors to perform the audit of our financial statements for the year 2011.

AUDIT FEES. The aggregate fees billed by PMB during the year 2011 for the audit of our annual consolidated financial statements was $93,000; fees of an additional $45,000 were billed to us during 2011 in connection with PMB’s review of interim financial statements in connection with our Quarterly Reports on Form 10-Q for that year. Such fees represented approximately 89% of the total fees for services billed to us by PMB during 2011.

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

AUDIT RELATED FEES. PMB did not bill us any amount in fees for assurance or related services in 2011 or 2010.

TAX FEES. The aggregate fees billed by PMB during 2011 for tax products and services related to the preparation of our tax returns other than those described in the foregoing paragraphs, was $17,500. Such fees represented approximately 11% of the total fees for services rendered to us by PMB during 2011.

The aggregate fees billed by PMB during 2010 for tax products and services related to the preparation of our tax returns, other than those described in the foregoing paragraphs, was $16,500. Such fees represented approximately 10% of the total fees for services rendered to us by PMB during 2009.

ALL OTHER FEES. PMB did not bill us for any amount towards fees for services other than those mentioned above during the years 2011 and 2010.

All audit and other services performed by PMB on our behalf are approved in advance by our Audit Committee.

We are not aware that any significant amount of the work done during the course of the audit of our 2011 and 2010 Financial Statements was performed by persons other than full-time, permanent, employees of PMB.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:

(1)	Audited financial statements and financial statement schedules

Report of PMB Helin Donovan, LLP, Independent Registered Auditors

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flow for the Years Ended December 31, 2011 and 2010

Notes to Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULES. The financial statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K are listed above. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

(3)	LIST OF EXHIBITS.

Exhibit Number		Description of Document

3.1	(T)	Articles of Incorporation of Mendocino Brewing Company, Inc. as amended.
3.2	(T)	Bylaws of Mendocino Brewing Company, Inc., as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between Mendocino Brewing Company, Inc. and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart's Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15	(I)	Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21	(K)	Registration Rights Agreement Among Mendocino Brewing Company, Inc., United Breweries of America, Inc., H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.26		[Intentionally omitted]
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.34		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.

10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited. and KBEL, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and KBEL, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and KBEL, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and KBEL, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and KBEL, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and KBEL, Ltd.
10.60	(T)	Brewing License Agreement between KBEL, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]

10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]
10.68		[Intentionally omitted]
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between KBEL, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and KBEL Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007.
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007.
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract).
10.92	(II)	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors' Compensation Plan, as amended (Management Contract).
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.

10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009†.
10.99	(NN)	Commercial Lease dated August 1, 2009 between Stewart's Shop Corp. and Releta Brewing Company LLC.
10.100	(OO)	Tenth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2010.
10.101	(OO)	Sixth Amendment to Convertible Promissory Notes, effective June 30, 2010.
10.102	(OO)	Employment Agreement with Damon Swarbrick (Management Contract).
10.103	(PP)	Letter of Support issued on behalf of KBEL by United Breweries (Holdings) Limited, dated March 25, 2010.
10.104	(QQ)	Letter of Support issued on behalf of KBEL by United Breweries (Holdings) Limited, dated February 15, 2011.
10.105	(RR)	Waiver and First Amendment to Loan and Security Agreement dated as of April 29, 2011 by Marquette Business Credit, Inc., Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
10.106	(SS)	Credit and Security Agreement dated as of June 23, 2011 between Cole Taylor Bank, Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
10.107	(SS)	Seventh Amendment to Convertible Promissory Note effective June 30, 2011.
10.108	(SS)	Eleventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2011.
10.109	(TT)	Amended and Restated Directors' Compensation Plan (Management Contract).
10.110	*	Letter of Support issued on behalf of Kingfisher Beer Europe Limited by United Breweries (Holdings) Limited, dated March 2, 2012.
14.1	(V)	Code of Ethics
21.1	*	Subsidiaries of the Registrant
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	*	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.
32.2	*	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

† Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	MBC's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.
(B)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1995.
(C)	MBC's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.
(D)	MBC's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1996.
(G)	MBC's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.
(I)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1997.
(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.
(L)	MBC's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.
(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.
(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.
(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.
(S)	MBC's Current Report on Form 8-K filed as of February 19, 2002.
(T)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 2001.
(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.
(V)	MBC's Annual Report on Form 10-KSB for the year ended December 31, 2003.
(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.
(Z)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(BB)	MBC's Current Report on Form 8-K filed as of March 8, 2005.
(DD)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(EE)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(FF)	MBC's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(GG)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(HH)	MBC's Annual Report on Form 10-K for the period ended December 31, 2007.
(II)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(JJ)	MBC's Annual Report on Form 10-K for the period ended December 31, 2008.
(KK)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(LL)	MBC's Current Report on Form 8-K filed as of August 31, 2009.
(MM)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2009.
(NN)	MBC's Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(OO)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(PP)	MBC's Quarterly Report on Form 10-Q/A No. 1 for the period ended September 30, 2010.
(QQ)	MBC's Annual Report on Form 10-K for the year ended December 31, 2010.
(RR)	MBC's Quarterly Report on Form 10-Q for the period ended March 31, 2011.
(SS)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(TT)	MBC's Schedule 14A filed September 1, 2010.

(b)	Exhibit Attached The following Exhibits are attached to this Annual Report on Form 10-K:

10.110	Letter of Support issued on behalf of Kingfisher Beer Europe Limited by United Breweries (Holdings) Limited, dated March 2, 2012.
21.1	Subsidiaries of the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.
32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:	/s/Yashpal Singh
Yashpal Singh President and Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:	/s/ Vijay Mallya
Dr. Vijay Mallya Director and Chairman of the Board
Date: March 29, 2012

By:	/s/ Yashpal Singh
Yashpal Singh President, Director and Chief Executive Officer (Principal Executive Officer) Date: March 29, 2012

By:	/s/ Scott R. Heldfond
Scott R. Heldfond, Director
Date: March 29, 2012

By:	/s/ Jerome G. Merchant
Jerome G. Merchant, Director
Date: March 29, 2012

By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan Secretary and Chief Financial Officer (Principal Financial Officer)
Date: March 29, 2012

By:	/s/ H. Michael Laybourn
H. Michael Laybourn, Director
Date: March 29, 2012

By:	/s/ Kent Price
Kent Price, Director
Date: March 29, 2012

By:	/s/ Sury Rao Palamand
Sury Rao Palamand, Director
Date: March 29, 2012

Mendocino Brewing Company, Inc.

Consolidated Financial Statements

For the Years Ended

December 31, 2011 and 2010

Mendocino Brewing Company, Inc.

Consolidated Financial Statements

For the Years Ended

December 31, 2011 and 2010

CONTENTS

___________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Mendocino Brewing Company, Inc. and Subsidiaries

Ukiah, California

We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc. and subsidiaries (“MBC”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the MBC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. MBC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the MBC’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBC as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB HELIN DONOVAN, LLP

San Francisco, California

March 29, 2012

Mendocino Brewing Company, Inc.

Consolidated Balance Sheets

As of December 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets
Cash	$312,200	$69,200
Accounts receivable, net	5,338,700	4,334,100
Inventories	1,799,600	1,756,700
Prepaid expenses	412,800	456,200
Total Current Assets	7,863,300	6,616,200
Property and Equipment, net	11,391,900	11,773,600
Deposits and other assets	462,500	152,700
Total Assets	$19,717,700	$18,542,500
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Secured lines of credit	$1,749,800	$2,898,700
Accounts payable	6,705,900	5,649,800
Accrued liabilities	1,618,700	1,547,700
Current maturities of notes to related parties	93,200	3,317,200
Current maturities of long-term debt	423,600	3,517,700
Current maturities of capital leases	67,500	90,300
Total Current Liabilities	10,658,700	17,021,400
Long-Term Liabilities
Notes to related parties less current maturities	3,315,700	92,400
Long term debt, less current maturities	4,280,900	-
Obligations under capital leases, less current maturities	-	64,600
Total Long-Term Liabilities	7,596,600	157,000
Total Liabilities	18,255,300	17,178,400
Stockholders' Equity
Preferred Stock, Series A, no par value, with
liquidation preference of $1 per share; 10,000,000
shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common Stock, no par value 30,000,000 shares authorized,
12,611,133 and 12,427,262 shares issued and outstanding respectively	15,100,300	15,043,300
Accumulated comprehensive income	523,600	531,700
Accumulated deficit	(14,389,100)	(14,438,500)
Total Stockholders' Equity	1,462,400	1,364,100
Total Liabilities and Stockholders' Equity	$19,717,700	$18,542,500

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ending December 31, 2011 and 2010

	2011	2010
Sales	$41,211,100	$35,912,800
Less excise tax	1,057,300	936,700
Net Sales	40,153,800	34,976,100
Cost of Goods Sold	29,276,800	25,651,300
Gross Profit	10,877,000	9,324,800
Operating Expenses
Marketing	5,903,600	5,529,900
General and administrative	4,481,000	4,339,400
Total Operating Expenses	10,384,600	9,869,300
Income (Loss) from Operations	492,400	(544,500)
Other Income (Expense)
Miscellaneous income	33,700	33,200
Gain on sale of asset	500	-
Interest expense	(470,100)	(557,600)
Total Other Expense, net	(435,900)	(524,400)
Income (Loss) before Income Taxes	56,500	(1,068,900)
Provision for Income Taxes	7,100	9,600
Net Income (Loss)	49,400	(1,078,500)
Other Comprehensive Income (Loss) -
Foreign currency translation adjustment	(8,100)	94,900
Comprehensive Income (loss)	$41,300	$(983,600)
Net income (loss) per share of Common Stock –
Basic	$0.00	$(0.09)
Diluted	$0.01	$(0.09)
Weighted average shares of Common Stock outstanding –
Basic	12,481,913	12,427,262
Diluted	14,708,666	12,427,262

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ending December 31, 2011 and 2010

	Series A				Other Accumulated
	Preferred		Common		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income	Deficit	Equity

Balance January 1, 2010	227,600	$227,600	12,427,262	$15,043,300	$436,800	$(13,360,000)	$2,347,700

Net loss	-	-	-	-	-	(1,078,500)	(1,078,500)
Currency translation adjustment	-	-	-	-	94,900	-	94,900
Balance December 31, 2010	227,600	$227,600	12,427,262	$15,043,300	$531,700	$(14,438,500)	$1,364,100

Stock issued for compensation			183,871	57,000			57,000
Net income	-	-	-	-	-	49,400	49,400
Currency translation adjustment	-	-	-	-	(8,100)	-	(8,100)

Balance December 31, 2011	227,600	$227,600	12,611,133	$15,100,300	$523,600	$(14,389,100)	$1,462,400

 The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Cash Flows

For the Years Ending December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$49,400	$(1,078,500)
Adjustments to reconcile net income
(loss) to net cash provided by operating activities:
Depreciation and amortization	1,488,000	1,084,700
Provision for doubtful accounts	(80,300)	57,700
Gain on the sale of assets	(500)	-
Interest accrued on related party notes	90,900	91,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(926,100)	6,400,100
(Increase) decrease in inventories	(42,900)	105,900
Decrease in prepaid expenses	38,100	69,800
(Increase) decrease in deposits and other assets	(370,400)	160,300
Increase (decrease) in accounts payable	1,039,900	(5,955,200)
Increase in accrued liabilities	126,500	75,900

Net cash provided by operating activities	1,412,600	1,011,700

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(1,025,900)	(394,200)
Proceeds from sale of fixed assets	16,800	-

Net cash used in investing activities:	(1,009,100)	(394,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment on lines of credit	(1,175,100)	(153,400)
Borrowing on long-term debts	4,881,000	-
Repayment on long-term notes	(3,694,200)	(311,600)
Repayment on related party notes	(96,300)	(92,700)
Payments on obligations under capital leases	(89,300)	(142,200)

Net cash used in financing activities:	(173,900)	(699,900)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,400	10,700

Net Change in Cash	243,000	(71,700)

Cash at beginning of period	69,200	140,900

Cash at end of period	$312,200	$69,200

NON CASH FINANCING INFORMATION
Common Stock issued to satisfy liabilities	$57,000	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$379,200	$466,600
Income taxes	$7,100	$9,600

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., ("the Company" or "MBC"), was formed in 1983 in California, has operating subsidiaries, Releta Brewing Company, LLC ("Releta"), and United Breweries International (UK) Limited ("UBIUK"). In the United States (“US”), MBC and its subsidiary, Releta, operate two breweries that produce beer and malt beverages for the specialty "craft" segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The majority of sales for Mendocino Brewing Company in the US are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Premium Lager in the US. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws.

The Company's United Kingdom (“UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe, Limited (“KBEL”) which, prior to March 30, 2011, was known as UBSN Limited (“UBSN”). KBEL is a distributor of alcoholic beverages, mainly Kingfisher Premium Lager, in the UK and Europe. The distributorship is located in Maidstone, Kent in the UK.

Subsequent Events

The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with the Securities and Exchange Commission ("SEC").

Principles of Consolidation

The consolidated financial statements present the accounts of Mendocino Brewing Company, Inc., and its wholly-owned subsidiaries, Releta and UBIUK. All material intracompany and inter-company balances, profits and transactions have been eliminated.

Basis of Presentation and Organization

The financial statements for the years ended December 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the US. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Cash and Cash Equivalents, Short- and Long-Term Investments

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Foreign Operations

Approximately 23% of the Company’s assets are located in the UK. Although this country is considered economically stable and the Company has experienced no notable burden from foreign exchange transactions, export duties, or government regulations, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2011 and 2010, the Company maintained an allowance of $240,200 and $617,400 of potentially doubtful accounts receivable, respectively. Bad debt expenses (recoveries) totaled $(80,300) and $57,700 for the years ended December 31, 2011 and 2010, respectively.

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

Impairment of Long-Lived Assets

The Company assesses the impairment of its long-lived assets periodically in accordance with the provisions of Accounting Standards Codification (ASC) 360, (Accounting for the Impairment and Disposal of Long-Lived Assets).  The Company reviews the carrying value of property and equipment and any other long-lived assets for impairment annually or whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.  Long-lived assets that management commits to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2011, the Company recorded a $17,600 impairment loss related to long-lived assets and during the year ended December 31, 2010, the Company recorded no impairment losses related to long-lived assets.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs of $311,300 related to loans repaid in June 2011 were fully amortized as of June 30, 2011. Deferred financing costs related to new borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $55,200 and $65,300 for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards.  A valuation allowance is established to reduce the deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax benefits for the years ending December 31, 2011 and 2010.

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

December 31, 2011 and 2010

Revenues from the brewpub and gift store are recognized when sales have been completed.

Excise Taxes

The US government levies excise taxes on the sale of alcoholic beverages, including beer. For brewers producing less than 2.0 million barrels of beer per calendar year, the federal excise tax is $7 per barrel on the first 60,000 barrels of beer removed for consumption or sale during a calendar year, and $18 per barrel for each barrel in excess of 60,000. Individual states also impose excise taxes on alcoholic beverages in varying amounts, which have also been subject to change. Sales as presented in the Company’s statements of operations reflect the amount invoiced to the Company’s wholesalers and other customers. Excise taxes due to federal and state agencies are not collected from the Company’s customers, but rather are the responsibility of the Company. Net sales, as presented in the Company’s statements of operations, are reduced by applicable federal and state excise taxes. In the UK, excise taxes are paid by the manufacturer and not by the Company.

Discounts

To further promote retail sales of its products and in response to local competitive conditions, the Company regularly offers price discounts to distributors and retailers in most of its markets. Sales for the years 2011 and 2010, as presented in the Company's statements of operations, are reduced by $1,523,000 and $1,427,800 respectively, related to such discounts.

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

Taxes Collected From Customers

Taxes collected from customers and remitted to tax authorities are sales tax collected from the Company's retail customers. State and federal excise taxes on beer shipments are the responsibility of the Company and are included in its selling price. Taxes on shipments are shown in a separate line item in the consolidated statement of operations as reduction of gross sales. Sales taxes collected from customers are recognized as a liability, with the liability subsequently reduced when the taxes are remitted to the tax authority. Total sales taxes collected from customers and remitted to tax authorities were not material in 2011 and 2010.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Delivery Costs

In accordance with ASC 605, (Shipping and Handling Fees and Costs), the Company reports pass-through freight costs on beer shipped to independent beer wholesalers in cost of sales.  Reimbursements of these costs by wholesalers are reported in sales.

Non-pass-through costs incurred by the Company to deliver beer to wholesalers are included in marketing, distribution and administrative expenses.  These costs are considered marketing related because in addition to product delivery, wholesalers provide marketing and other customer service functions to customers including product display, shelf space management, distribution of promotional materials, and product rotation.  Shipping costs included in marketing expense totaled $854,800 and $777,700, for the years ended December 31, 2011 and 2010, respectively.

Basic and Diluted Loss per Share

The basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to holders of Common Stock by the weighted average number of shares of Common Stock outstanding during the period.  Basic net earnings (loss) per share exclude the dilutive effect of stock options or warrants and convertible notes.  If the Company's operations result in net loss for any period, diluted net loss per share would be the same as basic net loss per share, since the effect of any potentially dilutive securities would be anti-dilutive. Therefore, the conversion of the related party notes has been excluded from the calculation of net loss per share for the year ended December 31, 2010. The computations of basic and dilutive net loss per share are as follows:

	Year Ended December 31
	2011	2010
Net income (loss)	$49,400	(1,078,500)
Weighted average shares of Common Stock outstanding	12,481,913	12,427,262
Basic net income (loss) per share	$0.00	(0.09)
Interest expense on convertible notes	$90,900	--
Income (loss) for purpose of computing diluted net income per share	$140,300	(1,078,500)
Incremental shares from assumed exercise of dilutive securities	2,226,753	--
Dilutive potential of shares of Common Stock	14,708,666	12,427,262
Diluted net earnings per share	$0.01	(0.09)

Foreign Currency Translation

The Company has subsidiaries located in the UK, where the local currency, UK Pound Sterling, is the functional currency. Financial statements of these subsidiaries are translated into US dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation adjustments associated with net assets or liabilities are reported in non-owner changes in equity.  Any exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred, in the same financial statement caption as the underlying transaction, and are not material for any year shown.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Cash at UBIUK was translated at exchange rates in effect at December 31, 2011 and 2010, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

Advertising

Advertising costs are expensed as incurred and were $1,116,300 and $1,355,600 for the years ended December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

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

Level 3 – unobservable inputs.

At December 31, 2011 and 2010, the Company had no financial assets or liabilities that required periodic re-measurement at fair value.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at December 31, 2011 and December 31, 2010 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long term notes payable approximate their fair value.

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of the Company's net loss and changes in equity from non-stockholder sources. The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Reportable Segments

The Company manages its operations through two business segments: (i) brewing operations, tavern and tasting room operations in the US and Canada (the "North American Territory") and (ii) distributor operations in Europe (including Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) (the "Foreign Territory"). The Company evaluates performance based on net operating profit. Where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the Company's transfer policy, which approximates market price. The costs of operating the manufacturing plants are captured discretely within each segment. The Company's property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) amended its guidance related to fair value measurement and disclosure. The amended guidance generally clarifies existing measurement and disclosure requirements and results in greater consistency between US GAAP and International Financial Reporting Standards (IFRS). The provisions of the amended guidance will be effective for the Company beginning in the first quarter of 2012. The Company does not expect the adoption of the provisions of the amended guidance to have a material impact on its disclosures.

In June 2011, the FASB issued new accounting guidance to update the presentation of comprehensive income in consolidated financial statements. Under this new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance effective December 31, 2011, and the adoption has been reflected in the consolidated financial statements as of December 31, 2011.

In September 2011, the FASB issued new accounting guidance to simplify how entities test goodwill for impairment. Under this new guidance, an entity is permitted to first assess qualitative factors to determine whether the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a goodwill impairment test. This guidance is effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012, and expects the adoption to have no effect on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

2. Liquidity and Management Plans

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the "Agreement") with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). The Agreement provides a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. The proceeds were used to repay credit facilities provided by Marquette Business Credit, Inc. ("Marquette") and Grand Pacific Financing Corporation ("Grand Pacific"). Convertible promissory notes issued to UBA are subordinated to the Cole Taylor facility.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

At December 31, 2011, the Company had cash and cash equivalents of $312,200, an accumulated deficit of $14,389,100 and a working capital deficit of $2,795,400 due to losses incurred since 2005 in connection with its subsidiary KBEL's operations in the UK.  (For additional information, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.")

On February 15, 2011 and again on March 2, 2012, United Breweries (Holdings) Limited ("UBHL") issued a letter of financial support on behalf of KBEL (each, a "Letter of Support"), to KBEL's accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to KBEL to ensure that KBEL is able to meet its financial obligations as and when they fall due.  There is no maximum dollar limit on the amount of funds which UBHL will provide to KBEL specified in the Letters of Support.  The type of financial support provided by UBHL and the terms of such financial support are not specified in the Letters of Support.  UBHL's financial support to KBEL is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India to the UK.  The Letter of Support dated February 15, 2011 was issued for at least a one year minimum period which ran through February 14, 2012. The Letter of Support dated March 2, 2012 was issued for a 12 month minimum period. The Company's management intends to seek UBHL's consent to keep the current Letter of Support in force beyond the minimum period, if necessary, or request that UBHL issue a new letter of support for the period after such minimum period. UBHL controls the Company's two largest shareholders, UBA and Inversiones Mirabel S.A., and as such UBHL is the Company's indirect majority shareholder.  UBHL represented in the Letters of Support that it has the requisite financial resources to meet its commitment to KBEL under the Letters of Support. The Chairman of the Company's Board of Directors, Dr. Vijay Mallya, is also the chairman of the board of directors of UBHL.

The Company's management has taken several actions to enable the Company to meet its working capital needs through March 31, 2013, including reducing discretionary expenditures, expanding business in new territories and securing additional brewing contracts in an effort to utilize a portion of excess production capacity.   The Company may also seek additional capital infusions to support its operations.

If it becomes necessary to seek UBHL's financial assistance under the current Letter of Support and UBHL is either unable or unwilling to fulfill its commitment to KBEL under the current Letter of Support or to extend the time period of such commitment if necessary, it may result in a material adverse effect on KBEL's, UBIUK's and the Company's financial position and on its ability to continue operations.  In addition, if the Company is in default under its secured credit facilities, its lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include the Company's real property and fixed and current assets.  The loss of any material pledged asset would likely have a material adverse effect on the Company's financial position and results of operations.

3. Inventories

Inventories, consisting of materials, materials overhead, labor, and manufacturing overhead, are stated at the lower of average cost or market (net realizable value) and consist of the following at December 31:

	2011	2010
Raw materials	$851,000	$684,400
Work-in-progress	325,100	224,700
Finished goods	582,200	818,300
Merchandise	41,300	29,300
	$1,799,600	$1,756,700

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

4. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2011	2010
Machinery and equipment	$12,357,500	$11,788,200
Buildings	7,222,100	7,222,100
Equipment under capital lease	183,700	233,800
Land	810,900	810,900
Leasehold improvements	1,443,900	1,440,900
Vehicles	235,100	367,700
Furniture and fixtures	358,500	262,500
Equipment in progress	377,400	6,500
	22,989,100	22,132,600
Less: Accumulated depreciation and amortization	(11,597,200)	(10,359,000)
	$11,391,900	$11,773,600

Amortization of assets under capital leases is included in depreciation and amortization expense. The total depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $1,488,000 and $1,084,700, respectively.

5. Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2016. The borrowings are collateralized, with recourse, by MBC's and Releta's trade receivables and inventory located in the US. This facility carries interest at a rate of either LIBOR plus 3.5% or prime plus 1% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of December 31, 2011 was approximately $895,300. Included in the Company's balance sheet as accounts receivable at December 31, 2011, are account balances totaling $2,308,400 of accounts receivables and $1,799,600 of inventory collateralized to Cole Taylor under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to KBEL for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to KBEL's UK customers. The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party with six months notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of December 31, 2011 was approximately $854,500.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

6. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	Year ended December 31,
	2011	2010
Notes to Marquette, paid in monthly installments of $20,500, plus interest at one month LIBOR plus 5.25% with a balloon payment of $622,400 in June 2011; secured by substantially all assets of Releta and MBC, excluding real property at Ukiah. Paid in full during 2011	$--	$745,400

Note to Grand Pacific, paid in monthly installments of $27,300 including interest at prime plus 1.75% with a balloon payment of approximately $2,737,000 in June 2011. Paid in full during 2011	--	2,772,300

Notes to Cole Taylor, payable in monthly installments of $12,300, plus interest at prime plus 2% with a balloon payment of approximately $2,210,300 in June 2016; secured by real property at Ukiah	2,885,600

Note to Cole Taylor, payable in monthly installments of $23,000 including interest at prime plus 1.5% with a balloon payment of approximately $552,600 in June 2016; secured by all assets of Releta and MBC, excluding real property at Ukiah	1,818,900	--
	4,704,500	3,517,700

Less current maturities	423,600	3,517,700
	$4,280,900	$--

Payments due during Year Ending December 31,
2012	$423,600
2013	423,600
2014	423,600
2015	3,433,700
$4,704,500

7. Capital Lease Obligations

The Company leases certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2011, are as follows:

Year Ending December 31, 2011	$72,100
72,100
Less amounts representing interest	(4,600)
Present value of minimum lease payments	67,500
Less current maturities	(67,500)
Non-current leases payable	$-

Depreciation expense related to capital leases was $43,100 and $74,900 for the years ended December 31, 2011 and 2010, respectively.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

8. Notes to Related Party

Subordinated Convertible Notes Payable

Notes payable to related parties includes unsecured convertible notes to UBA for a total value including interest at the prime rate plus 1.5%, but not to exceed 10% per year of $3,315,700 as of December 31, 2011. Thirteen of the UBA notes are convertible into shares of the Company's Common Stock at $1.50 per share and one UBA Note is convertible into shares of the Company's Common Stock at a rate of $1.44 per share. The issuance of shares of the Company's Common Stock to non-employee directors on September 14, 2011 triggered an adjustment to the conversion rate with respect to the note that now converts at a rate of $1.44 per share. As of December 31, 2011, the outstanding principal and interest on the notes issued to UBA totaled approximately $3,315,700, and the UBA Notes were convertible into 2,226,753 shares of the Company's Common Stock.

The UBA notes have been extended until June 2012 with automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Cole Taylor maturing in June 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the Cole Taylor facilities are repaid. The UBA notes include $1,400,300 and $1,309,400 of accrued interest at December 31, 2011 and December 31, 2010, respectively.

5% Notes Payable

Also included in notes payable to related parties is an unsecured loan from Shepherd Neame to KBEL payable in annual installments of $93,200 with interest at 5% per year maturing in June 2012. The amounts outstanding under this loan as of December 31, 2011 and December 31, 2010 were $93,200 and $184,800 respectively, including current maturities of $93,200 and $92,400 on those dates.

9. Commitments and Contingencies

Purchase of raw materials

Production of the Company's beverages requires quantities of various processed agricultural products, including malt and hops for beer. The Company fulfills its commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. Future payments under existing contractual arrangements are as follows:

Year Ending December 31,
2012	$1,673,900
2013	139,700
2014	138,500
2015	126,200
2016	64,700
$2,143,000

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Ukiah, California; land at its Saratoga Springs, New York, facility; a building in the UK; and certain equipment. The New York lease includes a renewal option for three additional five-year periods, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index. The leases begin expiring in 2012. Rent expense charged to operations was $304,600 and $273,400 for the years ended December 31, 2011 and 2010.

Future minimum lease payments under these agreements are as follows:

Year Ending December 31,
2012	$314,000
2013	304,600
2014	211,100
2015	73,700
2016	12,600
$916,000

Keg Management Agreement

In September 2009, the Company renewed the keg management agreement with MicroStar Keg Management LLC ("MicroStar").  Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee depending on the applicable territory.  The agreement is effective for five years ending in September 2014.  If the agreement is terminated, the Company is required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar.  The Company expects to continue this relationship.  Rental expense associated with this agreement was $59,100 and $59,700 for the years ended December 31, 2011 and 2010, respectively. This annual fee is not included in the above future minimum lease payments.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

10. Related-Party Transactions

The Company conducts business with United Breweries of America (UBA), which owns approximately 25% of the Company's Common Stock. Additionally, KBEL has significant transactions with Shepherd Neame, Ltd., which is a related party with respect to former members of the Company's Board of Directors. The following table reflects balances outstanding as of December 31, 2011 and 2010 and the value of the transactions with these related parties for the years ended December 31, 2011 and 2010:

	2011	2010
TRANSACTIONS
Gross sales to Shepherd Neame Ltd.	$5,063,000	$5,438,100
Purchases from Shepherd Neame Ltd.	17,310,000	14,663,500
Expenses reimbursement to Shepherd Neame Ltd.	1,167,200	1,091,000
Interest expenses associated with UBA notes (see note 8)	90,900	91,000
Interest paid to Shepherd Neame Ltd. (see note 8)	7,200	11,600
ACCOUNT BALANCES
Accounts payable and accrued liabilities to Shepherd Neame Ltd.	4,856,900	4,248,600
Accounts receivable and prepayments to Shepherd Neame Ltd.	344,700	276,200

Independent outside members of the Board of Directors are compensated for attending meetings of the Board of Directors and committees thereof either in cash or through the issuance of the Company's Common Stock, which is at the Company's discretion. Expenses related to this compensation totaled $91,000 and $88,000 for the years ended December 31, 2011 and 2010 and are included in general and administrative expenses on the statements of operations. Of these amounts, $27,000 and $28,000 remains unpaid at December 31, 2011 and 2010, respectively.

11. Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of the Company's cash and cash equivalents are deposited with commercial banks that have minimal credit risk, in the US and the UK. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $125,000 in cash deposits and $3,030,300 of accounts receivable due from customers located in the UK as of December 31, 2011.

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect it. As of December 31, 2011, unions represented approximately 22% of the Company’s US-based workforce. On that date, the Company had approximately fifteen employees at its California ("CA") facility who were working under a collective bargaining agreement. The agreement covering the CA facility expires on July 31, 2013.

Gross sales to the top five customers totaled $10,576,900 and $10,646,900 for the years ended December 31, 2011 and 2010, which represents 26% and 30% of sales for the years ended December 31, 2011 and 2010, respectively. Gross sales to Shepherd Neame for the years ended December 31, 2011 and 2010 was $5,063,000 and $5,438,100, which represented 12% and 15% of revenue. No other customers individually represent greater than 5% of revenue.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

12. Stockholders' Equity

Preferred Stock

Ten million shares of preferred stock have been authorized, of which 227,600 are designated as Series A Preferred Stock. Holders of Series A Preferred Stock are entitled to receive cash dividends and/or liquidation proceeds equal, in the aggregate, to $1.00 per share before any cash dividends are paid on shares of the Company's Common Stock or any other series of preferred stock. When the entire dividend/liquidation proceeds with respect to the shares of Series A Preferred Stock have been paid, the shares of Series A Preferred Stock are automatically canceled and will cease to be outstanding. Only a complete corporate dissolution will cause a liquidation preference to be paid.

Common Stock

On September 14, 2011, the Company's Board of Directors approved the issuance to certain of MBC's independent non-employee directors of an aggregate of 183,871 shares of MBC's unregistered Common Stock for services provided during 2009 valued at $57,000.

13. Income Taxes

The large accumulated losses from past operations have resulted in the Company determining that the deferred tax assets associated with net operating loss carryforwards may expire prior to utilization. Although the Company had net income in 2011, it had net losses in previous years. Because of the uncertainty of realization of any tax assets, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2011 and 2010. Consequently, no benefit for deferred tax assets appears on the Company’s financial statements.

The domestic and foreign income tax expense (benefit) is summarized as follows:

	2011	2010
Provision for income taxes
US Federal	$-	$-
US States	7,100	9,600
United Kingdom	-	-
Current provision	7,100	9,600
Change in deferred income taxes	-	-
Total provision for income taxes	$7,100	$9,600

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

In order to clearly reflect its tax and economic position, the Company changed its assumptions in 2011 regarding the tax effects of utilizing net operating losses, its investment in its subsidiary in the United Kingdom, and the timing of repatriation of any future profits from that subsidiary. These changes in assumptions reduced the Company’s gross tax assets.

The difference between the actual income tax provision and the tax provision computed by applying the statutory US federal and United Kingdom income tax rates to earnings before taxes is attributable to the following:

	2011	2010
US Federal income tax expense (benefit) at 34%	$88,400	$65,100
US State income tax expense (benefit)	1,900	56,500
United Kingdom income tax expense (benefit) at 20%	(42,100)	(252,100)
Nondeductible expenses	22,600	23,400
Change in tax assumptions	1,334,300	(776,300)
Change in valuation allowance	(1,398,000)	893,000
Total	$7,100	$9,600

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	2011	2010
Benefit of net operating loss carryforwards	$5,299,100	$6,501,200
Undistributed earnings of UBIUK	-	(352,800)
Investment in UBIUK	-	366,800
Depreciation and amortization	(1,677,000)	(1,742,700)
Other	75,500	323,100
Subtotal	3,697,600	5,095,600
Less valuation allowance	(3,697,600)	(5,095,600)
Total	$-	$-

Change in valuation allowance	$(1,398,000)	$893,000

The Company has net operating losses available for carry forward. The US federal net operating losses total approximately $13,000,000 and expire from 2017 through 2029. The US state operating losses total approximately $1,200,000 and expire from 2012 through 2029. The Company’s United Kingdom operating losses total approximately $3,700,000 and they do not expire.

Tax years that remain open for examination by the Internal Revenue Service and the US states include 2008, 2009, 2010, and 2011. The 2011 returns are expected to be filed in the summer of 2012. California may still examine 2007 because of its longer statute of limitations. Additional years may be examined in the event of criminal tax fraud, and any year may be subject to examination to the extent that the Company utilizes the net operating losses from those years in its current or future tax returns.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

14. Segment Information

The Company's business presently consists of two segments – the North American Territory and the Foreign Territory.

The Company's operations in the North American Territory consist primarily of brewing and marketing proprietary craft beers. For distribution in the North American Territory, the Company brews its brands in its own facilities, which are located in Ukiah, California and Saratoga Springs, New York. This segment accounted for approximately 42% and 44% of the Company's gross sales during the years 2011 and 2010, respectively.

The Company's operations in the Foreign Territory, which are conducted through its wholly-owned subsidiary UBIUK and UBIUK's wholly-owned subsidiary KBEL, which was formerly known as UBSN, consist primarily of the marketing and distribution of Kingfisher Premium Lager in the Foreign Territory through Indian restaurants, chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). This segment accounted for approximately 58% and 56% of the Company's gross sales during 2011 and 2010 respectively.

A summary of each segment is as follows:

North American Territory

	Year Ended December 31, 2011
	Brewing Operations	Distributor Operations	Corporate and Other	Total
Sales	$17,195,700	$24,015,400		$41,211,100
Operating income (loss)	615,300	(122,900)		492,400
Identifiable assets	12,148,600	4,484,200	3,084,900	19,717,700
Depreciation and amortization	632,300	855,700		1,488,000
Capital expenditures	506,800	519,100		1,025,900

Foreign Territory

	Year Ended December 31,2010
	Brewing Operations	Distributor Operations	Corporate and Other	Total
Sales	$15,846,600	$20,066,200		$35,912,800
Operating income (loss)	618,100	(1,162,600)		(544,500)
Identifiable assets	12,158,500	4,051,500	2,332,500	18,542,500
Depreciation and amortization	609,200	475,500		1,084,700
Capital expenditures	56,100	338,100		394,200

15. Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBIUK, has accumulated losses of approximately £1,700,000 as of December 31, 2011. Under KBEL's line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the retained earnings drop below £1,000,000. Condensed financial information of the US operations is as follows:

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

Balance Sheets	2011	2010

Assets
Cash and cash equivalents	$187,200	$64,900
Accounts receivable, net	2,308,400	1,754,600
Inventories	1,799,600	1,756,700
Other current assets	126,800	360,300
Total current assets	4,422,000	3,936,500

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	10,349,000	10,401,800
Intercompany receivable	231,400	-
Other assets	462,500	152,700
Total assets	$16,689,900	$15,716,000

Liabilities
Line of credit	$895,300	$1,621,200
Accounts payable	1,511,400	1,265,700
Accrued liabilities	824,300	899,700
Current maturities of notes payable to related party	-	3,224,800
Current maturities of debt and capital leases	473,100	3,564,800
Total current liabilities	3,704,100	10,576,200

Intercompany payable	-	17,900
Long-term debt and capital leases	4,280,900	49,700
Notes to related parties	3,315,700	-
Total liabilities	11,300,700	10,643,800

Stockholders' equity
Common stock	15,100,300	15,043,300
Preferred stock	227,600	227,600
Accumulated deficit	(9,938,700)	(10,198,700)
Total stockholders' equity	5,389,200	5,072,200
Total liabilities and stockholders' equity	$16,689,900	$15,716,000

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

16. Unrestricted Net Assets (continued)

Statement of Operations	2011	2010

Net sales	$16,138,400	$14,909,900
Cost of goods sold	12,037,300	11,127,500
Selling, marketing, and retail expenses	1,698,400	1,470,800
General and administrative expenses	1,912,100	1,810,200
Income from operations	490,600	501,400

Other income and (expense)
Interest expenses	(382,200)	(468,000)
Other income	158,700	158,200
Provision for taxes	(7,100)	(9,600)
	(230,600)	(319,400)
Net income (loss)	$260,000	$182,000

Statements of Cash Flows	2011	2010

Cash flows from operating activities	$464,800	$635,000
Purchase of property and equipment	(506,800)	(56,100)
Net cash flows from investing	(506,800)	(56,100)
Net borrowings (repayments) on line of credit	(725,900)	58,300
Borrowings on long-term debt	4,881,000	-
Repayment of long-term debt	(3,694,200)	(311,600)
Payment on obligations under capital leases	(47,300)	(50,200)
Net change in inter company payable	(249,300)	(257,200)
Net cash flows from financing activities	164,300	(560,700)
Cash, beginning of year	64,900	46,700
Cash, end of year	$187,200	$64,900

