Form 10-Q
period 2012-03-31
MENDOCINO BREWING CO INC
filed 2012-05-07
CIK 919134

United states

securities and exchange commission

Washington, D.C. 20549

Form 10-q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: The number of shares of the issuer's common stock outstanding as of May 7, 2012 is 12,611,133.

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,2012 (Unaudited)	December 31, 2011
ASSETS
Current Assets
Cash	$155,600	$312,200
Accounts receivable, net	5,025,800	5,338,700
Inventories	1,938,600	1,799,600
Prepaid expenses	299,700	412,800

Total Current Assets	7,419,700	7,863,300

Property and Equipment, net	11,299,700	11,391,900
Deposits and other assets	495,800	462,500

Total Assets	$19,215,200	$19,717,700

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Secured lines of credit	$2,150,800	$1,749,800
Accounts payable	6,161,600	6,705,900
Accrued liabilities	1,498,900	1,618,700
Current maturities of notes to related parties	95,900	93,200
Current maturities of long-term debt	423,600	423,600
Current maturities of obligations under capital leases	50,000	67,500
Total Current Liabilities	10,380,800	10,658,700

Long-Term Liabilities
Notes to related parties less current maturities	3,338,400	3,315,700
Long term debts, less current maturities	4,175,000	4,280,900
Total Long-Term Liabilities	7,513,400	7,596,600

Total Liabilities	17,894,200	18,255,300

Stockholders' Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	429,000	523,600
Accumulated deficit	(14,435,900)	(14,389,100)

Total Stockholders' Equity	1,321,000	1,462,400

Total Liabilities and Stockholders' Equity	$19,215,200	$19,717,700

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Sales	$9,640,300	$9,438,700
Less excise taxes	210,400	203,800
Net Sales	9,429,900	9,234,900
Cost of goods sold	6,805,100	6,615,900

Gross Profit	2,624,800	2,619,000
Operating Expense
Marketing	1,481,100	1,415,800
General and administrative	1,081,200	1,099,200
Total Operating Expense	2,562,300	2,515,000
Income (loss) from operations	62,500	104,000

Other income (expense):
Other income	3,500	2,500
Profit on sale of asset	4,300	—
Interest expense	(116,300)	(128,700)
Total Other Expense	(108,500)	(126,200)

Loss before income taxes	(46,000)	(22,200)
Provision for income taxes	800	7,100
Net loss	(46,800)	(29,300)

Foreign currency translation loss	(94,600)	(115,400)
Comprehensive Loss	$(141,400)	$(144,700)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	12,611,133	12,427,262

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(46,800)	$(29,300)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	259,300	282,000
Allowance for doubtful accounts	16,100	(20,000)
Profit on sale of assets	(4,300)	—
Interest accrued on related party debt	22,700	22,400
Changes in:
Accounts receivable	360,800	(650,200)
Inventories	(139,000)	(170,700)
Prepaid expenses	120,100	(58,000)
Deposits and other assets	(28,400)	(38,900)
Accounts payable	(683,600)	1,155,300
Accrued liabilities	(138,700)	409,400
Net cash provided by (used in) operating activities	(261,800)	902,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and leasehold improvements	(128,800)	(105,700)
Proceeds from sale of assets	7,200
Net cash used in investing activities	(121,600)	(105,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on line of credit	371,300	(505,600)
Repayment on long-term debt	(105,900)	(77,100)
Payments on obligations under long term leases	(17,900)	(26,000)
Net cash provided by (used in) financing activities	247,500	(608,700)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20,700)	(8,500)

NET CHANGE IN CASH	(156,600)	179,100

CASH, beginning of period	312,200	69,200

CASH, end of period	$155,600	$248,300

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$800	$7,100
Interest	$93,600	$106,300

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., (the "Company" or "MBC"), was formed in 1983 in California, has operating subsidiaries, Releta Brewing Company, LLC, ("Releta"), and United Breweries International (UK) Limited ("UBIUK"). In the United States (the “US”), MBC and its subsidiary, Releta, operate two breweries that produce beer and malt beverages for the specialty "craft" segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The majority of sales for Mendocino Brewing Company in the US are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Premium Lager in the US. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws.

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

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, which contains additional financial and operating information and information concerning the significant accounting policies followed by the Company. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company's significant accounting policies during the three months ended March 31, 2012 compared to what was previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Allowance for Doubtful Accounts.

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

Inventories.

Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value). The Company regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality and quality. Inventories that are considered obsolete are written off or adjusted to carrying value.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs of $311,300 related to loans repaid in June 2011 were fully amortized as of June 30, 2011. Deferred financing costs related to new borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $16,300 and $11,300 for the three months ended March31, 2012 and 2011, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the UK. Substantially all of the Company's cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $65,000 in cash deposits in the UK and $2,681,800 of accounts receivable due from customers located in the UK as of March 31, 2012.

Income Taxes

The Company accounts for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards.  A valuation allowance is established to reduce the deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at March 31, 2012 and December 31, 2011.

Basic and Diluted Earnings (Loss) per Share

The basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net earnings (loss) per share exclude the dilutive effect of stock options or warrants and convertible notes. If the Company's operations result in net loss for any period, diluted net loss per share would be the same as basic net loss per share, since the effect of any potentially dilutive securities would be anti-dilutive. Therefore, the conversion of the related party notes has been excluded from the Company's calculation of net loss per share. The computations of basic and dilutive net loss per share are as follows:

	Three months ended March 31
	2012	2011
Net loss	$(46,800)	(29,300)
Weighted average shares of Common Stock outstanding	12,611,133	12,427,262
Basic net loss per share	$(0.00)	(0.00)
Interest expense on convertible notes	$—	—
Loss for purpose of computing diluted net earnings per share	$(46,800)	(29,300)
Incremental shares from assumed exercise of dilutive securities	—	—
Dilutive potential of shares of Common Stock	12,611,133	12,427,262
Diluted net earnings per share	$(0.00)	(0.00)

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

Reportable Segments

The Company manages its operations through two business segments: (i) brewing operations and tasting room operations in the US and distributor operations in Canada (the "North American Territory") and (ii) distributor operations in Europe (including the United Kingdom) (the "Foreign Territory"). The Company evaluates performance based on net operating profit. Where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the Company's transfer policy, which approximates market price. The costs of operating the manufacturing plants are captured discretely within each segment. The Company's property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

2.	Liquidity and Management Plans

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the "Agreement") with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). The Agreement provides a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. The proceeds were used to repay credit facilities provided by Marquette Business Credit, Inc. ("Marquette") and Grand Pacific Financing Corporation ("Grand Pacific"). Convertible promissory notes issued to United Breweries of America, Inc. (“UBA”), one of the Company's principal shareholders, are subordinated to the Cole Taylor facility.

At March 31, 2012, the Company had cash and cash equivalents of $155,600, an accumulated deficit of $14,435,900 and a working capital deficit of $2,961,100 due to losses incurred since 2005 in connection with its subsidiary KBEL's operations in the UK.  (For additional information, see Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.")

On March 2, 2012, United Breweries (Holdings) Limited ("UBHL"), MBC's indirect majority shareholder, issued a letter of financial support on behalf of KBEL (the "Letter of Support"), to KBEL's accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to KBEL to ensure that KBEL is able to meet its financial obligations as and when they fall due.  There is no maximum dollar limit on the amount of funds which UBHL will provide to KBEL specified in the Letter of Support.  The type of financial support provided by UBHL and the terms of such financial support are not specified in the Letter of Support.  UBHL's financial support to KBEL is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India to the UK.   The Letter of Support dated March 2, 2012 was issued for a 12 month minimum period. The Company's management intends to seek UBHL's consent to keep the current Letter of Support in force beyond the minimum period, if necessary, or request that UBHL issue a new letter of support for the period after such minimum period. UBHL controls the Company's two largest shareholders, UBA and Inversiones Mirabel S.A., and as such, UBHL is the Company's indirect majority shareholder.  UBHL represented in the Letter of Support that it has the requisite financial resources to meet its commitment to KBEL under the Letter of Support. The Chairman of the Company's Board of Directors, Dr. Vijay Mallya, is also the chairman of the board of directors of UBHL.

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

3.	Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	March 31,2012	December 31, 2011
Raw Materials	$823,100	$851,000
Beer-in-process	408,000	325,100
Finished Goods	664,600	582,200
Merchandise	42,900	41,300
TOTAL	$1,938,600	$1,799,600

4.	Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period expiring in June 2016. The borrowings are collateralized, with recourse, by MBC's and Releta's trade receivables and inventory located in the US. This facility carries interest at a rate of either LIBOR plus 3.5% or prime plus 1% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of March 31, 2012 was approximately $970,100. Included in the Company's balance sheet as accounts receivable at March 31, 2012, are account balances totaling $2,344,000 of accounts receivables and $1,938,600 of inventory collateralized to Cole Taylor under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited ("RBS") provided an invoice discounting facility to KBEL based on 80% prepayment against qualified accounts receivable related to KBEL's UK customers. The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party with six months notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of March 31, 2012 was approximately $1,180,700. Included in the Company's balance sheet as accounts receivable at March 31, 2012, are account balances totaling $2,681,800 of accounts receivables collateralized to RBS under this facility.

5.	Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	March 31, 2012	December 31, 2011
Loan from Cole Taylor, payable in monthly installments of $12,300, plus interest at prime plus 2% with a balloon payment of approximately $2,210,300 in June 2016; secured by substantially all assets of Releta and MBC.	$2,848,800	$2,885,600

Loan from Cole Taylor, payable in monthly installments of $23,000 including interest at prime plus 1.5% with a balloon payment of approximately $552,600 in June 2016; secured by substantially all assets of Releta and MBC.	1,749,800	1,818,900
	4,598,600	4,704,500

Less current maturities	423,600	423,600

	$4,175,000	$4,280,900

Payments due during –

Nine months ending December 31,2012	$317,700
Year ending December 31, 2013	423,600
Year ending December 31, 2014	423,600
Year ending December 31,2015	3,433,700
$4,598,600

6.	Notes to Related Parties

Subordinated Convertible Notes Payable

Notes payable to related parties includes unsecured convertible notes to UBA for a total value including interest at the prime rate plus 1.5%, but not to exceed 10% per year of $3,338,400 as of March 31, 2012. Thirteen of the UBA notes are convertible into shares of the Company's Common Stock at $1.50 per share and one UBA Note is convertible into shares of the Company's Common Stock at a rate of $1.44 per share. The issuance of shares of the Company's Common Stock to non-employee directors on September 14, 2011 triggered an adjustment to the conversion rate with respect to the note that now converts at a rate of $1.44 per share. As of March 31, 2012, the outstanding principal and interest on the notes issued to UBA were convertible into 2,242,006 shares of the Company's Common Stock.

The UBA notes have been extended until June 2012 with automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Cole Taylor maturing in June 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the Cole Taylor facilities are repaid. The UBA notes include $1,423,000 and $1,400,300 of accrued interest at March 31, 2012 and December 31, 2011, respectively.

5% Notes Payable

Also included in notes payable to related parties is an unsecured loan from Shepherd Neame to KBEL payable in annual installments of $95,900 with interest at 5% per year maturing in June 2013. The amounts outstanding under this loan as of March 31, 2012 and December 31, 2011 were $95,900 and $93,200 respectively, including current maturities of $95,900 and $93,200 on those dates.

7.	Capital Lease Obligations

The Company leases certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases.  The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2012, are as follows:

Nine months ending December 31, 2012	$52,000
Less amounts representing interest	(2,000)
Present value of minimum lease payments	50,000
Less current maturities	(50,000)
Non-current leases payable	$—

8.	Commitments and Contingencies

Purchase of raw materials

Production of the Company's beverages requires quantities of various processed agricultural products, including malt and hops for beer. The Company fulfills its commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. Future payments under existing contractual arrangements are as follows:

Nine months ending December 31,2012	$1,066,400
Year ending December 31,2013	139,700
Year ending December 31,2014	138,500
Year ending December 31,2015	126,200
Year ending December 31,2016	64,700
$1,535,500

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment

The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

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

MBC and its subsidiaries have various lease agreements for the brewpub and gift store in Ukiah, California, the brewery at Releta's Saratoga Springs, New York, facility, a building in the UK, and certain equipment. The New York lease includes a renewal option for three additional five-year periods, which Releta intends to exercise, and some leases are adjusted annually for changes in the consumer price index. The leases begin expiring in 2012.

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

The Company and its subsidiaries have entered into several agreements with affiliated and related entities, including, but not limited to, a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and KBEL; a Distribution Agreement between UBIUK and KBEL; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBIUK and UBHL. KBEL is a party to a brewing agreement and a loan agreement with Shepherd Neame. Additional information about these transactions may be found in the Company's annual report on Form 10-K for the year ended December 31, 2011.

The following table reflects the value of the transactions for the quarters ended March 31, 2012 and 2011 and the balances outstanding as of March 31, 2012 and 2011.

TRANSACTIONS	2012	2011
Sales to Shepherd Neame	$930,100	$1,246,600
Purchases from Shepherd Neame	$3,898,400	$3,859,400
Expense reimbursement to Shepherd Neame	$267,800	$269,000
Interest expense related to UBA convertible notes	$22,700	$22,400

ACCOUNT BALANCES	Mar 31, 2012	Dec 31, 2011
Accounts payable to Shepherd Neame	$4,462,700	$4,856,900
Accounts receivable and prepayments - Shepherd Neame	$524,100	$344,700

10.	Segment Information

Our business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers, which includes beer and merchandise sales at the Company's ale house in Ukiah, California and the Saratoga Springs brewery. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the UK and Europe. A summary of the first segment is provided in the column labeled "North American Operations" in the tables below and a summary of the second segment is provided in the column labeled "Foreign Territory" below:

Three months ended March 31, 2012
	North American Operations	Foreign Territory	Corporate & Others	Total

Net Sales	$3,941,600	$5,488,300	$-	$9,429,900
Operating Income (Loss)	$100,000	$(37,500)	$-	$62,500
Identifiable Assets	$12,175,800	$4,024,500	$3,014,900	$19,215,200
Depreciation & Amortization	$162,200	$97,100	$-	$259,300
Capital Expenditures	$39,100	$89,700	$-	$128,800

Three months ended March 31, 2011
	North American Operations	Foreign Territory	Corporate & Others	Total

Net Sales	$3,828,200	$5,406,700	$-	$9,234,900
Operating Income (Loss)	$155,200	$(51,200)	$-	$104,000
Identifiable Assets	$12,205,400	$4,912,500	$2,538,500	$19,656,400
Depreciation & Amortization	$151,300	$130,700	$-	$282,000
Capital Expenditures	$11,300	$94,400	$-	$105,700

11.	Unrestricted Net Assets

The Company's wholly-owned subsidiary, UBIUK, has undistributed losses of $2,979,300 as of March 31, 2012. Under KBEL's line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,598,500. Condensed financial information of the parent company, MBC together with its other subsidiary, Releta is as follows:

Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Cash	$90,600	$187,200
Accounts receivable, net	2,344,000	2,308,400
Inventories	1,938,600	1,799,600
Prepaid expenses	84,500	126,800
Total current assets	4,457,700	4,422,000

Investment in UBIUK	1,225,000	1,225,000
Property and equipment	10,237,200	10,349,000
Intercompany receivable	293,000	231,400
Other assets	495,800	462,500
Total assets	$16,708,700	$16,689,900

Liabilities and Stockholders' Equity
Line of credit	$970,100	$895,300
Accounts payable	1,444,900	1,511,400
Accrued liabilities	925,200	824,300
Current maturities of debt and leases	460,700	473,100
Total current liabilities	3,800,900	3,704,100

Long-term debt and capital leases	4,175,000	4,280,900
Notes to related parties	3,338,400	3,315,700
Total liabilities	$11,314,300	$11,300,700

Stockholders' equity
Preferred stock	227,600	227,600
Common stock	15,100,300	15,100,300
Accumulated deficit	(9,933,500)	(9,938,700)
Total stockholders' equity	5,394,400	5,389,200
Total liabilities and stockholders' equity	$16,708,700	$16,689,900

11.	Unrestricted Net Assets (continued)

Statements of Operations	Quarter ended March 31
	2012	2011
	(unaudited)	(unaudited)
Net sales	$3,941,600	$3,828,200
Cost of goods sold	2,938,600	2,787,800
Selling, marketing, and retail expenses	428,600	352,300
General and administrative expenses	506,300	532,900
Income from operations	68,100	155,200

Other (income) and expense	(34,700)	(33,800)
Interest expense	96,800	105,600
Provision for taxes	800	7,100
Net income	$5,200	$76,300

Statements of Cash Flows	Quarter ended March 31
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities	$47,600	$266,200
Purchase of property and equipment	(39,100)	(11,300)
Net borrowing (repayment) on line of credit	74,800	(42,800)
Repayment on long term debt	(105,900)	(77,100)
Payment on obligation under capital lease	(12,400)	(11,600)
Net change in payable to UBI	(61,600)	(62,200)
Increase (decrease) in cash	(96,600)	61,200
Cash, beginning of period	187,200	64,900
Cash, end of period	$90,600	$126,100

12.	Income Taxes

In the three months ending March 31, 2012 and 2011, the Company only recorded tax expense related to state franchise taxes and the Company did not report income tax expense due to the availability of deferred tax assets to offset any taxable income in the US and the UK.  The Company has established a full valuation allowance against the Company's deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized is not yet met.  During the three months ending March 31, 2012 and 2011, the Company's effective tax rates were de minimus.  The difference between the Company's effective tax rates and the 35% US federal statutory tax rate and the UK's statutory tax rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance.

Our major tax jurisdictions are (i) US (federal), (ii) California (state), (iii) New York (state) and (iv) UK.  Tax returns remain open to examination by the applicable governmental authorities for tax years 2006 through 2011.  The federal and state taxing authorities may choose to audit tax returns for prior years due to significant tax attribute carryforwards for those prior years.  However, such audits will be limited to adjustments to such carryforward tax attributes.  The Company is not currently being audited in any major tax jurisdiction.

13.	Subsequent Events

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

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

In the rest of this Report, the terms "we", "us", "our", and "the Company" and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report, including but not limited to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to, changes in the pricing environment for the Company's products, changes in demand for malt beverage products in different Company markets changes in distributor relationships or performance, changes in customer preference for the Company's malt beverage products, regulatory or legislative changes, the impact of competition, changes in raw materials prices, availability of financing for operations, changes in interest rates, changes in the company's European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in the Company's Securities and Exchange Commission ("SEC") filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic, Canadian and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revisions to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Segment Information

Prior to 2001, the Company's business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With the Company's acquisition of United Breweries International (UK), Ltd. ("UBIUK") in August 2001, however, the Company gained a new business segment, distribution of beer outside the US, primarily in the United Kingdom (the "UK") and continental Europe, (collectively, the "Foreign Territory"). This segment accounted for 57% of the Company's gross sales during the first quarter of 2012 and 2011, with the US and Canada (the "North American Territory") accounting for the remaining 43% during the first quarter of 2012 and 2011.

Seasonality

Sales of the Company's products are somewhat seasonal. Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both the Company's North American and Foreign Territories. In the North American Territory, sales volumes have been stronger during the second and third quarters and slower again during the fourth quarter, while in the Foreign Territory the fourth quarter has generated stronger sales volume. The volume of sales in any given area may also be affected by local weather conditions. Because of the seasonality of the Company's business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Summary of Financial Results

The Company ended the first quarter of 2012 with a net loss of $46,800, as compared to a net loss of $29,300 for the same period in 2011. As set forth more fully under "Results of Operations," below, during the first quarter of 2012, the Company experienced an increase in net sales of $195,000 compared to the first quarter of 2011. Compared to the first quarter of 2011, costs of goods sold increased by $189,200, operating expenses increased by $47,300, and interest expenses decreased by $12,400 in the first quarter of 2012, all of which contributed to the Company's results for the period.

Results of Operations

Net Sales

Overall net sales for the first quarter of 2012 were $9,429,900, an increase of $195,000, or 2%, compared to $9,234,900 for the first quarter of 2011.

North American Operations. North American net sales for first quarter of 2012 were $3,941,600 compared to $3,828,200 for the same period in 2011, an increase of $113,400, or 3%. The sales volume increased to 20,400 barrels in the first quarter of 2012 from 19,500 barrels in the first quarter of 2011, representing an increase of 900 barrels, or 5%. Of the numerical barrel increase, sales of our brands increased by 500 barrels, sales of Kingfisher premium lager increased by 100 barrels and sales of contract brands increased by 300 barrels.

Foreign Territory: Net sales for the first quarter of 2012 were $5,488,300 compared to $5,406,700 during the corresponding period of 2011, an increase of $81,600, or 2% due to an increase in sales prices.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first quarter of 2012 and 2011 was 72%.

North American Operations: Cost of goods sold as a percentage of net sales in the North American Territory during the first quarter of 2012 was 75%, as compared to 73% during the corresponding period of 2011 due to increase in prices of malt and glass and higher maintenance expenses.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the first quarter of 2012 and 2011 was 71%, (in each case as calculated in US dollars, after taking into account the effects of the exchange rate calculation).

Gross Profit

As a result of increase in net sales and increase in cost of goods sold described above, gross profit for the first quarter of 2012 increased to $2,624,800 compared to $2,619,000 during the corresponding period of 2011. As a percentage of net sales, gross profit during the first quarter of 2012 and 2011 was 28%.

Operating Expenses

Operating expenses for the first quarter of 2012 were $2,562,300, an increase of $47,300, or 2%, as compared to $2,515,000 for the first quarter of the year 2011. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: The Company's marketing and distribution expenses for the first quarter of 2012 were $1,481,100, as compared to $1,415,800 for the first quarter of 2011, representing an increase of $65,300 or 5%. These expenses were 16% and 15% of net sales for the first quarter of the years 2012 and 2011 respectively.

North American Operations: Marketing and distribution expenses for the first quarter of 2012 were $428,600 compared to $352,300 during first quarter of 2011, representing an increase of $76,300 or 22%, mainly due to the operating costs of the Ukiah ale house (which opened in June 2011) incurred during this year and an increase in manpower and associated costs also related to the Ukiah ale house. As a percentage of net sales in the North American Territory, marketing and distribution expenses increased to 11% during the first quarter of 2012 compared to 9% during the first quarter of 2011.

Foreign Territory: Expenses for the first quarter of 2012 were $1,052,500 compared to $1,063,500 during the first quarter of 2011, representing a decrease of $11,000 or 1%. As a percentage of net sales in the UK, marketing and distribution expenses during the first quarter of 2012 and 2011 were 19% and 20% respectively.

General and Administrative Expenses: The Company's general and administrative expenses were $1,081,200 for the first quarter of 2012 compared to $1,099,200 for the first quarter of 2011, representing a decrease of $18,000 or 2%. As a percentage of net sales, these expenses remained at 12% during the first quarter of the years 2012 and 2011.

North American Operations. North American general and administrative expenses decreased to $506,300 for the first quarter of 2012, representing a decrease of $26,600 or 5% compared to $532,900 for the first quarter of 2011. This decrease was mainly caused by a reduction in the fee associated with our credit facilities. As a percentage of net sales in the North American Territory, expenses decreased to 13% during the first quarter of 2012 compared to 14% during the first quarter of the year 2011.

Foreign Territory. General and administrative expenses related to the Foreign Territory were $574,900 for the first quarter of 2012, representing an increase of $8,600 or 2%, as compared to $566,300 for the first quarter of 2011. The increase was mainly caused by a raise in salaries to existing employees. As a percentage of net sales in the Foreign Territory, the expenses were 13% during the first quarter of 2012 compared to 10% during the first quarter of 2011.

Other Expenses

Other expenses for the first quarter of 2012 totaled $108,500, representing a decrease of $17,700 or 14% when compared to other expenses of $126,200 for the first quarter of 2011. Such decrease is due to (i) a reduction in interest cost related to the payment of existing loans and the entrance into new loans in June 2011, and (ii) income earned on the sale of vehicles, during the first quarter of the year 2012.

Income Taxes

The Company recorded provisions of $800 and $7,100 for income taxes associated with its North American operations during the first quarter of 2012 and 2011, respectively. The Company paid excess taxes in 2011.

Net Loss

The Company's net loss for the first quarter of 2012 was $46,800, as compared to a net loss of $29,300 for the first quarter of 2011. After providing for a negative foreign currency translation adjustment of $94,600 during the first quarter of 2012 (as compared to a negative adjustment of $115,400 for the same period in 2011), the comprehensive loss for the first quarter of 2012 was $141,400, compared to $144,700 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

  Unused capacity at our Ukiah and Saratoga Springs facilities has continued to place demands on our working capital.  Beginning approximately in the second quarter of 1997, the time at which our Ukiah brewery commenced operations, proceeds from our operations have not been able to provide us with sufficient working capital.

At March 31, 2012, we had cash and cash equivalents of $155,600, an accumulated deficit of $14,435,900, and a working capital deficit of $2,961,100 as the result of historic losses since 2005 from operations of UBIUK and KBEL, primarily in the United Kingdom.  In response to the losses incurred in connection with our international operations, UBHL, our indirect majority shareholder, issued a letter of financial support on KBEL's behalf on March 2, 2012 (the "Letter of Support") in replacement of a prior letter of support issued on February 15, 2011.  Under the terms of the Letter of Support, UBHL has agreed to provide funding to KBEL on an as needed basis to enable KBEL to meet its financial obligations as they fall due.  There is no maximum limit on the amount of funding to be provided by UBHL to KBEL under the terms of the Letter of Support, however, such funding is subject to compliance with applicable exchange control regulations and other applicable laws and regulations regarding the transfer of funds from India to the United Kingdom.  The Letter of Support issued March 2, 2012 was issued for a twelve month minimum period. The type of financial support to be provided by UBHL and the terms of such financial support is not specified in the Letter of Support.  Our Management intends to seek UBHL's consent to keep the current Letter of Support in force beyond the minimum period, if necessary, or request that UBHL issue a new letter of support for the period after such minimum period.  If UBHL were unable or unwilling to meet its current obligations under the Letter of Support or in the future, if requested, UBHL does not agree to keep the Letter of Support in force following the minimum specified period, it could result in a material adverse effect on KBEL and UBIUK's financial condition and thus on our consolidated results of operations and could affect KBEL, UBIUK's and potentially our ability to continue operations. Our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

Our Management has taken several actions to enable us to meet our working capital needs through March 31, 2013, including reducing discretionary expenditures and optimizing pricing and discounts to increase margins. Further, we have secured additional brewing contracts in an effort to utilize a portion of our excess production capacity. We may also seek additional capital infusions to support our operations.

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

 We continue to explore new contract brewing opportunities in the North American Territory to increase revenue. However, there can be no assurance that we will be able to increase sales to provide cash for operating activities. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new products and our expansion of sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses or products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

Cash Flow Results

Net cash used in operating activities for the three months ended March 31, 2012 was $261,800, compared to net cash provided by operations of $902,000 for the three months ended March 31, 2011. During the first quarter of 2012, accounts receivables decreased by $360,800 due to improved collections which were used to pay accounts due. Accounts receivable increased by $650,200 during the first quarter of the year 2011. Accounts payable during the first quarter of the year 2012 decreased by $683,600 compared to an increase of $1,155,300 during the corresponding period of previous year. Our accrued liabilities consisted primarily of payroll costs, excise taxes, future payments of borrowed money to pay our insurance premiums, estimated allowances for customer rebates, deposits from customers to secure the return of kegs and accrual of operational expenses to the extent not billed.  Accrued liabilities for the first quarter of 2012 decreased by $138,700, mainly due to reduction in accrual of operational expenses, compared to an increase of $409,400 during the first quarter of the year 2011. Our inventory increased by $139,000 during the first three months of the year 2012 compared to an increase of $170,000 during the first quarter of the year 2011 in both cases in anticipation of an increase in sales during the second quarter of the year.

Net cash used in investing activities totaled $121,600 for the first quarter of 2012 compared to $105,700 for the corresponding period of previous year. Net cash used for investing activities consists of purchases of production and dispensing equipment.

Net cash from financing activities during the first quarter of the year 2012 totaled $247,500 compared net cash used in financing activities of $608,700 during the first quarter of the year 2011. The fluctuations in net cash from financing activities from year to year are mainly due to differences in cash flow and the resulting temporary changes in use of revolving lines of credit to support operations.

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

Master Line of Credit. On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit with a principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on March 2, 2005 on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the "UBA Notes"). UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement"). The Extension Agreement, as amended, confirms UBA's extension of the terms of the UBA Notes for a period ending on June 30, 2012 with automatic renewals after such maturity date for successive one year terms, provided that either MBC or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. The additional advance dated March 2, 2005 has a similar extension agreement in place with respect to its term.

The aggregate outstanding principal amount of the UBA Notes as of March 31, 2012 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,423,000, for a total amount outstanding of $3,338,400.

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

On September 14, 2011, the Board approved the issuance (the “Issuance”) of our unregistered Common Stock to certain of our independent non-employee directors as compensation. The Issuance triggered an adjustment in the conversion rate of the convertible promissory note dated March 2, 2005 (the “Note”) issued by us to UBA which was not covered by the Confirmation of Waiver. Prior to the Issuance, the principal and interest owed pursuant to the Note would have converted into shares of our Common Stock at a per share price of $1.50. After the Issuance, the principal and interest outstanding under the Note will convert at a per share price of approximately $1.44. As of March 31, 2012, the outstanding principal and interest on the UBA Notes was convertible into 2,242,006 shares of our Common Stock. However, as the current market price of our Common Stock is substantially less than the conversion rate, any conversion may occur at a lower price.

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

The UBA Notes are subordinated to credit facilities extended to us by Cole Taylor pursuant to a subordination agreement executed by UBA. Per the terms of the subordination agreement, UBA is precluded from demanding repayment of the UBA Notes unless the Cole Taylor facilities are repaid in full.

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

Weighted Average Interest: The weighted average interest rates paid on our US debts was 5% for the first quarter of 2012 compared to 6% for the first quarter of 2011. For loans primarily associated with our Foreign Territory, the weighted average rate paid was 3% for the first quarter of 2012 and the first quarter of 2011.

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

Current Ratio: Our ratio of current assets to current liabilities on March 31, 2012 was 0.7 to 1.0 and the ratio of total assets to total liabilities was 1.1 to 1.0. Our ratio of current assets to current liabilities on March 31, 2011 was 0.4 to 1.0 and the ratio of total assets to total liabilities was 1.0 to 1.0.

Restricted Net Assets: The Company's wholly-owned subsidiary, UBIUK, had undistributed losses of $2,979,300 as of March 31, 2012. Under KBEL's line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below approximately $1,598,500.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the last day of the quarter ended March 31, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of March 31, 2012.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending March 31, 2012) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

None.

OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between the Company and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8		[Intentionally omitted]
10.9		[Intentionally omitted]
10.10		[Intentionally omitted]
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit 19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15		[Intentionally omitted]
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.

Exhibit Number		Description of Document
10.20		[Intentionally omitted]
10.21		[Intentionally omitted]
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated September 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between the Company and United Breweries of America Inc. dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.

Exhibit Number		Description of Document
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited and KBEL, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and KBEL, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and KBEL, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and KBEL, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and KBEL, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and KBEL, Ltd.
10.60	(T)	Brewing License Agreement between KBEL, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 14, 2003.
10.67		[Intentionally omitted]
10.68	(X)	Fourth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated as of August 14, 2004.
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between KBEL, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America Inc. dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and KBEL Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]

Exhibit Number		Description of Document
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2007.
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007.
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract).
10.92	[II]	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors' Compensation Plan, as amended (Management Contract).
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.
10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98†	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009.
10.99	(NN)	Commercial Lease dated August 1, 2009 between Stewart's Shop Corp. and Releta Brewing Company LLC.
10.100	(OO)	Tenth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2010.
10.101	(OO)	Sixth Amendment to Convertible Promissory Notes, effective June 30, 2010.
10.102	(OO)	Employment Agreement with Damon Swarbrick (Management Contract).
10.103	(PP)	Letter of Support issued on behalf of UBSN by United Breweries (Holdings) Limited, dated March 25, 2010.
10.104	(QQ)	Letter of Support issued on behalf of UBSN by United Breweries (Holdings) Limited, dated February 15, 2011.
10.105	(RR)	Waiver and First Amendment to Loan and Security Agreement dated as of April 29, 2011 between Marquette Business Credit, Inc., Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
10.106	(SS)	Credit and Security Agreement dated as of June 23, 2011 between Cole Taylor Bank, Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
10.107	(SS)	Seventh Amendment to Convertible Promissory Note effective June 30, 2011.
10.108	(SS)	Eleventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2011.
10.109	(TT)	Amended and Restated Directors' Compensation Plan (Management Contract).
10.110	(UU)	Letter of Support issued on behalf of Kingfisher Beer Europe Limited by United Breweries (Holdings) Limited, dated March 2, 2012.

Exhibit Number		Description of Document

14.1	(V)	Code of Ethics

___________________________________________________________________________________________________________________________________________

† Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	MBC's Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.

(B)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1995.

(C)	MBC's Quarterly Report on Form 10-QSB for the period ended March 31, 1995.

(D)	MBC's Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.

(F)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1996.

(G)	MBC's Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.

(L)	MBC's Quarterly Report on Form 10-QSB for the period ended June 30, 1998.

(N)	MBC's Quarterly Report on Form 10-QSB for the period ended June 30, 1999.

(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.

(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.

(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.

(S)	MBC's Current Report on Form 8-K filed as of February 19, 2002.

(T)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.

(V)	MBC's Annual Report on Form 10-KSB for the year ended December 31, 2003.

(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(X)	Amendment No. 11 to Schedule 13D, jointly filed by United Breweries of America, Inc. and Dr. Vijay Mallya on August 16, 2004.

(Z)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(BB)	MBC's Current Report on Form 8-K filed as of March 8, 2005.

(DD)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2005.

(EE)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2006.

(FF)	MBC's Annual Report on Form 10-K for the year ended December 31, 2006.

(GG)	MBC's Quarterly Report on Form 10Q for the period ended June 30, 2007.

(HH)	MBC's Annual Report on Form 10-K/A for the period ended December 31, 2007.

(II)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2008.

(JJ)	MBC's Annual Report on Form 10-K for the year ended December 31, 2008.

(KK)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2009.

(LL)	MBC's Current Report on Form 8-K filed as of August 31, 2009.

(MM)	MBC's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

(NN)	MBC's Annual Report on Form 10-K for the year ended December 31, 2009.

(OO)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2010.

(PP)	MBC's Quarterly Report on Form 10-Q/A No. 1 for the period ended September 30, 2010.

(QQ)	MBC's Annual Report on Form 10-K for the year ended December 31, 2010.

(RR)	MBC's Quarterly Report on Form 10-Q for the period ended March 31, 2011.

(SS)	MBC's Quarterly Report on Form 10-Q for the period ended June 30, 2011.

(TT)	MBC's Schedule 14A filed September 1, 2010.

(UU)	MBC's Annual Report on Form 10-K for the year ended December 31, 2012.

(b)	Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.

(c)	Excluded Financial Statements. None.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mendocino brewing company, inc.

Dated: May 7, 2012	By:
/s/Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Dated: May 7, 2012	By:
/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary

