Form 10-Q
period 2012-06-30
MENDOCINO BREWING CO INC
filed 2012-08-14
CIK 919134

United states

securities and exchange commission

Washington, D.C. 20549

Form 10-q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(check one)

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s common stock outstanding as of August 10, 2012 is 12,611,133.

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$134,000	$312,200
Accounts receivable, net	5,229,800	5,338,700
Inventories	1,832,900	1,799,600
Prepaid expenses	599,200	412,800

Total Current Assets	7,795,900	7,863,300

Property and Equipment, net	11,212,300	11,391,900
Deposits and other assets	502,500	462,500

Total Assets	$19,510,700	$19,717,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$2,174,800	$1,749,800
Accounts payable	5,520,200	6,705,900
Accrued liabilities	1,878,200	1,618,700
Current maturities of notes to related parties	-	93,200
Current maturities of long-term debt	450,000	423,600
Current maturities of obligations under capital leases	31,600	67,500
Total Current Liabilities	10,054,800	10,658,700

Long-Term Liabilities
Notes to related parties less current maturities	3,361,100	3,315,700
Long term debts, less current maturities	4,227,400	4,280,900
Total Long-Term Liabilities	7,588,500	7,596,600

Total Liabilities	17,643,300	18,255,300

Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	490,000	523,600
Accumulated deficit	(13,950,500)	(14,389,100)

Total Stockholders’ Equity	1,867,400	1,462,400

Total Liabilities and Stockholders’ Equity	$19,510,700	$19,717,700

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED June 30		SIX MONTHS ENDED June 30
	2012	2011	2012	2011
Sales	$10,577,500	$10,685,800	$20,217,800		$20,124,500
Excise taxes	307,300	253,900	517,700		457,700
Net sales	10,270,200	10,431,900	19,700,100		19,666,800
Cost of goods sold	7,339,500	7,560,900	14,144,600		14,176,800
Gross profit	2,930,700	2,871,000	5,555,500		5,490,000
Operating expenses
Marketing	1,361,300	1,504,700	2,842,400		2,920,500
General and administrative	986,900	1,051,900	2,068,100		2,151,100
Total operating expenses	2,348,200	2,556,600	4,910,500		5,071,600
Income from operations	582,500	314,400	645,000		418,400
Other income (expense)
Other income	6,600	5,300	10,100		7,800
Profit on sale of asset	5,100	-	9,400		-
Interest expense	(108,800)	(114,300)	(225,100)		(243,000)
Total other expenses	(97,100)	(109,000)	(205,600)		(235,200)
Income before income taxes	485,400	205,400	439,400		183,200
Provision for income taxes	-	-	800		7,100
Net income	$485,400	$205,400	$438,600		$176,100
Foreign currency translation income (loss)	61,000	2,500	(33,600)		(112,900)
Comprehensive income	$546,400	$207,900	$405,000		$63,200
Net income (loss) per common share –
Basic	$0.04	$0.02	$0.03		$0.01
Diluted	$0.03	$0.02	$0.03	$	$ 0.01
Weighted average common shares outstanding –
Basic	12,611,133	12,427,262	12,611,133		12,427,262
Diluted	14,868,393	14,607,173	14,868,393		14,607,173

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$438,600	$176,100
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	512,300	586,800
Provision for doubtful accounts	(9,700)	(31,800)
Interest accrued on related party debt	45,400	45,100
(Profit) on sale of assets	(9,400)	—
Changes in:
Accounts receivable	152,800	(712,200)
Inventories	(33,300)	(154,700)
Prepaid expenses	(184,400)	(267,300)
Deposits and other assets	(62,900)	(215,800)
Accounts payable	(1,242,500)	801,700
Accrued liabilities	250,600	511,000
Net cash (used in) provided by operating activities	(142,500)	738,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(303,100)	(443,200)
Proceeds from sale of fixed assets	12,200	—
Net cash used in investing activities	(290,900)	(443,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on line of credit	419,300	(1,298,500)
Borrowing on long-term debt	184,700	4,881,000
Repayment on long-term debt	(306,400)	(3,614,700)
Payments on obligations under long term leases	(36,100)	(49,600)
Net cash provided by (used in) financing activities	261,500	(81,800)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,300)	(3,800)

NET CHANGE IN CASH	(178,200)	210,100

CASH, beginning of period	312,200	69,200

CASH, end of period	$134,000	$279,300

SUPPLEMENTARY CASH FLOW INFORMATION
Financed property and equipment Cash paid during the period for:	$184,700	$—
Income taxes	$800	$7,100
Interest	$179,700	$197,900

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., (the “Company” or “MBC”), was formed in 1983 in California, has operating subsidiaries, Releta Brewing Company, LLC, (“Releta”), and United Breweries International (UK) Limited (“UBIUK”). In the United States (the “US”), MBC and its subsidiary, Releta, operate two breweries that produce beer and malt beverages for the specialty “craft” segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The majority of sales for Mendocino Brewing Company in the US are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Premium Lager in the US. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws.

The Company’s United Kingdom (“UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe, Limited (“KBEL”), a distributor of alcoholic beverages, mainly Kingfisher Premium Lager, in the UK and Europe. The distributorship is located in Maidstone, Kent in the UK.

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

Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2012 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue from brewing and distribution operations through product sales, net of discounts.

Revenue is recognized only when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services have been rendered;
●	The fee for the arrangement is fixed or determinable; and
●	Collectability is reasonably assured.

“Persuasive Evidence of an Arrangement” – The Company documents all terms of an arrangement in a written contract or purchase order signed by the customer prior to recognizing revenue.

“Delivery Has Occurred or Services Have Been Performed” – The Company delivers the products prior to recognizing revenue or performs services as per contractual terms. Product is considered delivered upon delivery to a customer’s designated location and services are considered performed upon completion of Company’s contractual obligations.

“The Fee for the Arrangement is Fixed or Determinable” – Prior to recognizing revenue, an amount is either fixed or determinable under the terms of the written contract. The price is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

“Collectability is Reasonably Assured” – The Company determines that collectability is reasonably assured prior to recognizing revenue. Collectability is assessed on a customer-by-customer basis based on criteria outlined by Management. The Company does not enter into arrangements unless collectability is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

The Company records certain consideration paid to customers for services or placement fees as a reduction in revenue rather than as an expense. The Company reports these items on the income statement as a reduction in revenue and as a corresponding reduction in marketing and selling expenses.

Revenues from the Company’s brewpub and gift store are recognized when sales have been completed.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value). The Company regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality and quality. Inventories that are considered obsolete are written off or adjusted to carrying value.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs of $311,300 related to loans repaid in June 2011 were fully amortized as of June 30, 2011. Deferred financing costs related to new borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $22,500 and $32,700 for the six months ended June 30, 2012 and 2011, respectively. Amortization of deferred financing costs charged to operations was $11,300 and $16,400 for the three months ended June 30, 2012 and 2011, respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the UK. Substantially all of the Company’s cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $14,500 in cash deposits in the UK and $2,198,400 of accounts receivable due from customers located in the UK as of June 30, 2012.

Income Taxes

The Company accounts for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. A valuation allowance is established to reduce the deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at June 30, 2012 and December 31, 2011.

Basic and Diluted Earnings (Loss) per Share

The basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. The computations for basic and dilutive net earnings per share are as follows:

	Three months ended		Six months ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Net income	$485,400	205,400	$438,600	176,100
Weighted average common shares outstanding	12,611,133	12,427,262	12,611,133	12,427,262
Basic net income per share	$0.04	0.02	$0.03	0.01
Interest expense on convertible notes	$22,700	22,700	$45,400	45,100
Income for computing diluted net income per share	$508,100	228,100	$484,000	221,200
Incremental shares from assumed exercise of dilutive securities	2,257,260	2,179,911	2,257,260	2,179,911
Dilutive potential common shares	14,868,393	14,607,173	14,868,393	14,607,173
Diluted net earnings per share	$0.03	0.02	$0.03	0.01

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

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of the Company’s net income and changes in equity from non-stockholder sources. The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

Reportable Segments

The Company manages its operations through two business segments: (i) brewing operations and tasting room operations in the US and distributor operations in Canada (the “North American Territory”) and (ii) distributor operations in Europe (including the United Kingdom) (the “Foreign Territory”). The Company evaluates performance based on net operating profit. Where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the Company’s transfer policy, which approximates market price. The costs of operating the manufacturing plants are captured discretely within each segment. The Company’s property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

2.     Liquidity and Management Plans

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). The Agreement provides a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. The proceeds were used to repay credit facilities provided by Marquette Business Credit, Inc. (“Marquette”) and Grand Pacific Financing Corporation (“Grand Pacific”). Convertible promissory notes issued to United Breweries of America, Inc. (“UBA”), one of the Company’s principal shareholders, are subordinated to the Cole Taylor facility.

At June 30, 2012, the Company had cash and cash equivalents of $134,000, an accumulated deficit of $13,950,500 due to losses incurred during the past and a working capital deficit of $2,258,900 due to losses incurred since 2005 in connection with KBEL’s operations in the UK. (For additional information, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”)

On March 2, 2012, United Breweries (Holdings) Limited (“UBHL”), MBC’s indirect majority shareholder, issued a letter of financial support on behalf of KBEL (the “Letter of Support”), to KBEL’s accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to KBEL to ensure that KBEL is able to meet its financial obligations as and when they fall due. There is no maximum dollar limit on the amount of funds which UBHL will provide to KBEL specified in the Letter of Support. The type of financial support provided by UBHL and the terms of such financial support are not specified in the Letter of Support. UBHL’s financial support to KBEL is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India to the UK. The Letter of Support dated March 2, 2012 was issued for a 12 month minimum period. The Company’s management intends to seek UBHL’s consent to keep the current Letter of Support in force beyond the minimum period, if necessary, or request that UBHL issue a new letter of support for the period after such minimum period. UBHL controls the Company’s two largest shareholders, UBA and Inversiones Mirabel S.A., and as such, UBHL is the Company’s indirect majority shareholder. UBHL represented in the Letter of Support that it has the requisite financial resources to meet its commitment to KBEL under the Letter of Support. The Chairman of the Company’s Board of Directors, Dr. Vijay Mallya, is also the chairman of the board of directors of UBHL.

The Company’s management has taken several actions to enable the Company to meet its working capital needs through June 30, 2013, including reducing discretionary expenditures, exploring expansion of business in new territories and pursuing additional brewing contracts in an effort to utilize a portion of excess production capacity. The Company may also seek additional capital infusions to support its operations.

If it becomes necessary to seek UBHL’s financial assistance under the current Letter of Support and UBHL is either unable or unwilling to fulfill its commitment to KBEL under the current Letter of Support or to extend the time period of such commitment if necessary, it may result in a material adverse effect on KBEL’s, UBIUK’s and the Company’s financial position and on their ability to continue operations. In addition, if the Company is in default under its secured credit facilities, its lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include the Company’s real property and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on the Company’s financial position and results of operations.

3.     Inventories

Inventory is stated at the lower of cost or market using the average-cost method. Cost includes the acquisition cost of raw materials and components, direct labor, and manufacturing overhead.

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Raw Materials	$760,500	$851,000
Beer-in-process	392,400	325,100
Finished Goods	639,300	582,200
Merchandise	40,700	41,300
TOTAL	$1,832,900	$1,799,600

4.     Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit, from which may be drawn up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2016. The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility carries interest at a rate of prime plus 1% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of June 30, 2012 was $849,000. Included in the Company’s balance sheet as accounts receivable at June 30, 2012, are account balances totaling $3,031,400 of accounts receivables and $1,832,900 of inventory collateralized to Cole Taylor under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an invoice discounting facility to KBEL for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of June 30, 2012 was $1,325,800. Included in the Company’s balance sheet as accounts receivable at June 30, 2012, are account balances totaling $2,198,400 of accounts receivables collateralized to RBS under this facility.

5.    Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	June 30, 2011	December 31, 2011

Loan from Cole Taylor, payable in monthly installments of $12,300, plus interest at prime plus 2% with a balloon payment of approximately $2,222,500 in June 2016; secured by real property at Ukiah.	2,811,900	2,885,600

Loan from Cole Taylor, payable in monthly installments of $25,200 including interest at prime plus 1.5% with a balloon payment of approximately $654,800 in June 2016; secured by all assets of Releta and MBC.	1,865,500	1,818,900
	4,677,400	4,704,500

Less current maturities	450,000	423,600

	$4,227,400	$4,280,900

Payments due during –

Six months ending December 31,2012	$225,000
Year ending December 31, 2013	450,000
Year ending December 31, 2014	450,000
Year ending December 31,2015	450,000
Year ending December 31,2016	3,102,400
$4,677,400

6.    Notes to Related Parties

Subordinated Convertible Notes Payable

Notes payable to related parties includes unsecured convertible notes to UBA for a total value, including interest at the prime rate plus 1.5%, but not to exceed 10% per year, of $3,361,100 as of June 30, 2012. Thirteen of the UBA notes are convertible into shares of the Company’s Common Stock at $1.50 per share and one UBA Note is convertible into shares of the Company’s Common Stock at a rate of $1.44 per share. The issuance of shares of the Company’s Common Stock to non-employee directors on September 14, 2011 triggered an adjustment to the conversion rate with respect to the note that now converts at a rate of $1.44 per share. As of June 30, 2012, the outstanding principal and interest on the notes issued to UBA were convertible into 2,257,260 shares of the Company’s Common Stock.

The UBA notes were extended until June 2012 with automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. The Company and UBA did not issue any such notice prior to June 2012 and hence the maturity date of the notes has been automatically extended until June 30, 2013. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Cole Taylor maturing in June 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the Cole Taylor facilities are repaid. The UBA notes include $1,445,700 and $1,400,300 of accrued interest at June 30, 2012 and December 31, 2011, respectively.

5% Notes Payable

Included in current maturities of notes payable to related parties as of December 31, 2011 was $93,200 related to a note bearing annual interest at 5% issued by Shepherd Neame to KBEL, which was paid in full as of June 30, 2012.

7.    Capital Lease Obligations

The Company leases certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2012, are as follows:

Six months ending December 31, 2012	$33,300
Less amounts representing interest	(1,700)
Present value of minimum lease payments	31,600
Less current maturities	(31,600)
Non-current leases payable	$—

8.    Commitments and Contingencies

Purchase of raw materials

Production of the Company’s beverages requires quantities of various processed agricultural products, including malt and hops for beer. The Company fulfills its commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. Future payments under existing contractual arrangements are as follows:

Six months ending December 31,2012	$815,700
Year ending December 31,2013	139,700
Year ending December 31,2014	138,500
Year ending December 31,2015	126,200
Year ending December 31,2016	64,700
$1,284,800

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

MBC and its subsidiaries have various lease agreements for the brewpub and gift store in Ukiah, California, the brewery at Releta’s Saratoga Springs, New York facility, a building in the UK, and certain equipment. The New York lease includes a renewal option for three additional five-year periods, which Releta intends to exercise, and some leases are adjusted annually for changes in the consumer price index. The leases begin expiring in 2012.

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

9.    Related-Party Transactions

The Company and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these are a Market Development Agreement, a Distribution Agreement and a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc., and a License Agreement between UBIUK and UBHL. KBEL is a party to a brewing agreement, and a loan agreement with Shepherd Neame which is discussed in Note 6.

The following tables reflect the value of the transactions during the six months ended June 30, 2012 and 2011 and the balances outstanding as of June 30, 2012 and December 31, 2011.

TRANSACTIONS	2012	2011
Sales to Shepherd Neame	$1,842,800	$2,920,000
Purchases from Shepherd Neame	$7,856,800	$8,447,200
Expense reimbursement to Shepherd Neame	$512,900	$574,600
Interest expense related to UBA convertible notes	$45,400	$45,100

ACCOUNT BALANCES	June 30, 2012	Dec 31, 2011
Accounts payable to Shepherd Neame	$3,608,200	$4,856,900
Accounts receivable from Shepherd Neame	$393,100	$344,700

10.    Segment Information

Our business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers, which includes beer and merchandise sales at the Company’s ale house in Ukiah, California and the Saratoga Springs brewery. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the UK and Europe. A summary of the first segment is provided in the column labeled “North American Operations” in the tables below and a summary of the second segment is provided in the column labeled “Foreign Territory” below:

Six months ended June 30, 2012
	North American Operations	Foreign Operations	Corporate & Others	Total

Net Sales	$8,569,100	$11,131,000	$-	$19,700,100
Operating Income	$440,600	$204.400	$-	$645,000
Identifiable Assets	$11,979,700	$3,697,800	$3,833,200	$19,510,700
Depreciation & Amortization	$309,200	$203,100	$-	$512,300
Capital Expenditures	$84,500	$218,600	$-	$303,100

Six months ended June 30, 2011
	North America Operations	Foreign Operations	Corporate & Others	Total

Net Sales	$7,964,100	$11,702,700	$-	$19,666,800
Operating Income	$489,700	$(71,300)	$-	$418,400
Identifiable Assets	$12,282,800	$4,732,800	$3,150,200	$20,165,800
Depreciation & Amortization	$319,600	$267,200	$-	$586,800
Capital Expenditures	$256,600	$186,600	$-	$443,200

11.    Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, has undistributed losses of $2,692,400 as of June 30, 2012. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,568,600. Condensed financial information of the parent company, MBC together with its other subsidiary, Releta is as follows:

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Cash	$119,500	$187,200
Accounts receivable, net	3,031,400	2,308,400
Inventories	1,832,900	1,799,600
Prepaid expenses	179,800	126,800
Total current assets	5,163,600	4,422,000

Investment in UBIUK	1,225,000	1,225,000
Property and equipment	10,146,800	10,349,000
Intercompany receivable	348,500	231,400
Other assets	502,500	462,500
Total assets	$17,386,400	$16,689,900

Liabilities and Stockholders’ Equity
Line of credit	$849,000	$895,300
Accounts payable	1,524,500	1,511,400
Accrued liabilities	1,302,300	824,300
Current maturities of debt and leases	474,500	473,100
Total current liabilities	4,150,300	3,704,100

Long-term debt and capital leases	4,227,400	4,280,900
Notes to related parties	3,361,100	3,315,700
Total liabilities	$11,738,800	$11,300,700

Stockholders’ equity
Preferred stock	227,600	227,600
Common stock	15,100,300	15,100,300
Accumulated deficit	(9,680,300)	(9,938,700)
Total stockholders’ equity	5,647,600	5,389,200
Total liabilities and stockholders’ equity	17,386,400	16,689,900

Statements of Operations	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$4,627,500	$4,135,900	$8,569,100	$7,964,100
Cost of goods sold	3,419,100	2,998,800	6,357,700	5,786,600
Sales, marketing, and retail expenses	443,500	410,100	872,100	762,400
General and administrative expenses	462,300	449,500	968,600	982,400
Income from operations	302,600	277,500	370,700	432,700

Other	42,900	36,500	77,600	70,300
Interest expense	92,300	93,300	189,100	198,900
Provision for taxes	—	—	800	7,100
Net income	$253,200	$220,700	$258,400	$297,000

Statements of Cash Flows	Six months ended June 30
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities	$227,300	$57,900
Purchase of property and equipment	(84,500)	(256,600)
Proceed from sale of assets	5,000	—
Net (repayment) on line of credit	(46,300)	(923,100)
Borrowing on long term debt	184,700	4,881,000
Repayment on long term debt	(211,800)	(3,517,700)
Payment on obligation under capital lease	(25,000)	(23,300)
Net change in payable to UBI	(117,100)	(130,000)
(Decrease) increase in cash	(67,700)	88,200
Cash, beginning of period	187,200	64,900
Cash, end of period	$119,500	$153,100

12.    Income Taxes

In the six months ending June 30, 2012 and 2011, the Company only recorded tax expense related to state franchise taxes and the Company did not report income tax expense due to the availability of deferred tax assets to offset any taxable income in the US and the UK. The Company has established a full valuation allowance against the Company's deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized is not yet met. During the six months ending June 30, 2012 and 2011, the Company's effective tax rates were de minimus. The difference between the Company's effective tax rates and the 35% US federal statutory tax rate and the UK's statutory tax rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance.

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

13.    Subsequent Events

The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with the Securities and Exchange Commission (“SEC”).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition and cash flows for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

In this Report, the terms "we", "us", "our", and "the Company" and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term "MBC" is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report, including but not limited to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, Management's beliefs, and assumptions made by Management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company's future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for the Company's products; changes in demand for malt beverage products in different Company markets; changes in distributor relationships or performance; changes in customer preference for the Company's malt beverage products; regulatory or legislative changes; the impact of competition; changes in the prices of raw materials; availability of financing for operations; changes in interest rates; changes in the company's European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in the Company's Securities and Exchange Commission ("SEC") filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general North American and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revisions to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Segment Information

Prior to 2001, the Company's business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With the Company's acquisition of United Breweries International (UK), Ltd. ("UBIUK") in August 2001, however, the Company gained a new business segment, distribution of beer outside the US, primarily in the UK and continental Europe, (collectively, the "Foreign Territory"). This segment accounted for 55% and 58% of the Company's gross sales during the first six months of the years 2012 and 2011 respectively, with the US and Canada (the "North American Territory") accounting for the remaining 45% and 42% during the first six months of the years 2012 and 2011 respectively.

Seasonality

Sales of the Company's products are somewhat seasonal. Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both the Company's North American and Foreign Territories. In the North American Territory, sales volumes have generally been higher during the second and third quarters and slower during the fourth quarter. In the Foreign Territory the fourth quarter has generally generated higher sales volume compared to the other three quarters. The volume of sales in any given area may also be affected by local weather conditions. Because of the seasonality of the Company's business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Summary of Financial Results

The Company ended the first six months of the year 2012 with a net income of $438,600, as compared to $176,100 for the same period in 2011. As set forth more fully under "Results of Operations," below, the increase in net income during the first six months of the year 2012 was mainly attributable to a reduction in operating expenses.

Results of Operations

Three Months Ended June 30, 2012 Compared To Three Months Ended June 30, 2011

Net Sales

Our overall net sales for the second quarter of 2012 were $10,270,200, a decrease of $161,700, or 1.6%, compared to $10,431,900 for the second quarter of 2011. The decrease was due to decreases in sales volume in our Foreign Territory.

North American Operations: Our net sales for the second quarter of 2012 were $4,627,500 compared to $4,135,900 for the same period in 2011, an increase of $491,600, or 11.9%, mainly due to increased sales volume. The sales volume increased to 23,900 barrels in the second quarter of 2012 from 20,900 barrels in the second quarter of 2011; a net increase of 3,000 barrels, or 14.6%. Sales of MBC's brands decreased by 200 barrels, Kingfisher sales increased by 1,300 barrels due to increased shipments to Canada and sales of contract brands increased by 1,900 barrels due to new contracts.

Foreign Territory: Net sales for the second quarter of 2012 were $5,642,700 compared to $6,296,000 during the corresponding period of 2011, a decrease of $653,300, or 10.4% when measured in US Dollars, mainly due to decreased sales volume. Continuing economic effects on the market of the recession in the Foreign Territory adversely affected sales. During the second quarter of the year 2012, sales volume was lower than in the corresponding quarter of 2011 due to fewer sales in supermarkets and chain stores in 2012 compared to 2011.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the second quarter of 2012 was 71.5%, as compared to 72.5% during the corresponding period of 2011.

North American Operations: Cost of goods sold as a percentage of net sales in the US during the second quarter of 2012 was 73.9%, compared to 72.5% during the corresponding period of 2011 mainly due to an increase in the prices of malt and glass, and higher maintenance expenses.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the second quarter of 2012 was 70.2%, as compared to 72.9% during the corresponding period in 2011 due to increases in the prices at which we sell our products.

Gross Profit

Costs of goods in the North American Territory increased in the second quarter of 2012. Such increase was offset by a decrease in costs of goods in our Foreign Territory, resulting in increased gross profit for the second quarter of 2012 of $2,930,700 compared to $2,871,000 during the corresponding period of 2011 (an increase of $59,700 or 2.1%). As a percentage of net sales, gross profit during the second quarter of 2012 increased to 28.5% from 27.5% for the second quarter of 2011.

Operating Expenses

Operating expenses for the second quarter of 2012 were $2,348,200, a decrease of $208,400, or 8.2%, as compared to $2,556,600 for the corresponding period of 2011. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the second quarter of 2012 were $1,361,300, as compared to $1,504,700 for the second quarter of 2011, representing a decrease of $143,400 or 9.5%.

North American Operations: Marketing and distribution related expenses for the second quarter of 2012 were $443,500 compared to $410,100 during the corresponding period of 2011, representing an increase of $33,400 or 8.1%. The increase was mainly due to increases in freight and travel costs. As a percentage of net sales in the US, such expenses decreased to 9.6% during the second quarter of 2012, compared to 9.9% during the corresponding period of 2011.

Foreign Territory: Marketing and distribution related expenses for the second quarter of 2012 were $917,800 compared to $1,094,600 during the corresponding period of 2011, (in each case as calculated in U.S. dollars, after taking into account the effects of the exchange rate calculation) representing a decrease of $176,800 or 16.2% mainly due to a decrease in spending on advertising and repairs of beer dispensing equipment by the Company, and a decrease in sales commissions. As a percentage of net sales in the UK, marketing and distribution related expenses decreased to 16.3% during the second quarter of 2012 compared to 17.4% during the corresponding period of 2011.

General And Administrative Expenses: Our general and administrative expenses were $986,900 for the second quarter of 2012, representing a decrease of $65,000 or 6.2%, from $1,051,900 for the corresponding period in 2011.

North American Operations: Domestic general and administrative expenses were $462,300 for the second quarter of 2012, representing an increase of $12,800, or 2.8%, compared to $449,500 for the second quarter of 2011.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $524,600 for the second quarter of the year 2012, representing a decrease of $77,800 or 12.9%, when compared to $602,400 for the second quarter of 2011. The decrease was mainly due to a decrease in legal, insurance and miscellaneous administrative expenses.

Other Expenses

Net other expenses for the second quarter of 2012 totaled $97,100, representing a decrease of $11,900, or 10.9%, when compared to $109,000 for the second quarter of 2011, due to reduced interest expenses on borrowed money and the offset of other expenses against profits from the sale of machinery during the second quarter of 2012.

Income Taxes

We made no income tax provisions for the second quarters of 2012 and 2011.

Net Profit / Loss

Our net income for the second quarter of 2012 was $485,400, compared to $205,400 for the second quarter of 2011. After providing for a positive foreign currency translation adjustment of $61,000 during the second quarter of 2012 (as compared to $2,500 for the same period in 2011), our comprehensive income for the second quarter of 2012 was $546,400, compared to $207,900 for the same period in 2011.

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

Net Sales

Our overall net sales for the first six months of 2012 were $19,700,100, an increase of $33,300, or 0.2%, compared to net sales of $19,666,800 for the same period in 2011.

North American Operations: North American net sales for the first six months of 2012 were $8,569,100 compared to $7,964,100 for the same period in 2011, an increase of $605,000 or 7.6% due to higher sales volume. Our domestic sales volumes increased to 44,300 barrels during the first six months of 2012 from 40,400 barrels in the first six months of 2011, representing an increase of 3,900 barrels or 9.7%. Sales of MBC's brands increased by 200 barrels, sales of Kingfisher brands increased by 1,400 barrels and sales of contract brands increased by 2,300 barrels during the first six months of 2012 compared to the same period in 2011.

Foreign Territory: Net sales for the first six months of 2012 were $11,131,000 compared to $11,702,700 during the corresponding period of 2011, a decrease of $571,700 or 4.9%. KBEL sold 32,300 barrels during the first six months of 2012 compared to a volume of 35,000 barrels in the first six months of 2011. KBEL increased product prices during the first quarter of 2012 due to an increase in excise duty. As discussed above, continuing economic effects of the recession in the Foreign Territory on the market adversely affected sales, and during the second quarter of the year 2012, sales volume was lower than in the corresponding quarter of 2011 due to fewer sales in supermarkets and chain stores in 2012 compared to 2011.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first six months of 2012 was 71.8%, as compared to 72.1% during the corresponding period of 2011.

North American Operations: Cost of goods sold as a percentage of net sales in the US during the first six months of 2012 was 74.2%, as compared to 72.7%, during the corresponding period of 2011 mainly due to increase in prices of malt and glass, and higher maintenance expenses for machinery and equipment at the Company's breweries.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the first six months of 2012 was 70.1%, as compared to 72.2% during the corresponding period in 2011 due to increases in the prices charged by the Company for its products without a corresponding increase in the cost of goods.

Gross Profit

As a result of a decrease in the cost of goods in the Foreign Territory, gross profit for the first six months of 2012 increased to $5,555,500, from $5,490,000 during the corresponding period of 2011. As a percentage of net sales, the gross profit during the first six months of 2012 increased to 28.2% from 27.9% during the corresponding period in 2011.

Operating Expenses

Operating expenses for the first six months of 2012 were $4,910,500, a decrease of $161,100, or 3.2%, as compared to $5,071,600 for the corresponding period of the year 2011. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the first six months of the year 2012 were $2,842,400, as compared to $2,920,500 for the same period in 2011, representing a decrease of $78,100 or 2.7%.

North American Operations: Marketing and distribution related expenses for the first six months of 2012 were $872,100 compared to $762,400 during the corresponding period of 2011, representing an increase of $109,700 or 14.4%. As a percentage of net sales in the US, these expenses increased to 10.2% during the first six months of the year 2012, compared to 9.6% during the corresponding period of 2011. The increase was mainly due to increases in freight, travel costs and the operational expenses of the Company's Ukiah alehouse which opened in June 2011.

Foreign Territory: Marketing and distribution related expenses for the first six months of 2012 were $1,970,300 compared to $2,158,100 during the corresponding period of 2011, representing a decrease of $187,800 or 8.7%. As a percentage of net sales in the UK, marketing and distribution expenses decreased to 17.7% during the first six months of 2012 compared to 18.4% during the corresponding period of 2011 (in each case as calculated in U.S. dollars, after taking into account the effects of exchange rate fluctuations). The decrease in expenses was mainly due to a decrease in sales commissions paid by the Company (as a result of fewer commissionable sales) and a decrease in repairs of beer dispensing equipment in 2012 compared to 2011.

General And Administrative Expenses: Our general and administrative expenses were $2,068,100 for the first six months of the year 2012, representing a decrease of $83,000 or 3.9%, from $2,151,100 for the corresponding period in 2011.

North American Operations: Domestic general and administrative expenses were $968,600 for the first six months of 2012, representing a decrease of $13,800, or 1.4%, from $982,400 for the same period in 2011.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $1,099,500 for the first six months of 2012, representing a decrease of $69,200 or 5.9%, as compared to $1,168,700 for the same period in 2011 (in each case as calculated in U.S. dollars, after taking into account the effect of exchange rate fluctuations). The decreases were mainly due to a decrease in depreciation of beer dispensing equipment and a decrease in other miscellaneous administrative costs.

Other Expenses

Net other expenses for the first six months of 2012 totaled $205,600 representing a decrease of $29,600 or 12.6% when compared to $235,200 for the same period in 2011 due to a decrease in interest expenses and profit on sale of fixed assets.

Income Taxes

We have a provision for income taxes of $800 for the first six months of 2012 compared to a provision of $7,100 for the corresponding period in 2011. The provision for taxes is related to the estimated amount of taxes that will be imposed on us by tax authorities in the US.

Net Income

Our net income for the first six months of 2012 was $438,600, as compared to $176,100 for the first six months of 2011. After providing for a negative foreign currency translation adjustment of $33,600 during the first six months of 2012 (as compared to $112,900 for the same period in 2011), comprehensive income for the first six months of 2012 was $405,000, compared to $63,200 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah and Saratoga Springs facilities has continued to place demands on our working capital. Beginning approximately in the second quarter of 1997, the time at which our Ukiah brewery commenced operations, proceeds from our operations have not been able to provide us with sufficient working capital.

At June 30, 2012, we had cash and cash equivalents of $134,000, an accumulated deficit of $13,950,500 due to losses incurred during the past and a working capital deficit of $2,258,900 due to losses incurred since 2005 in connection with the operation of our indirect subsidiary, KBEL, in the UK. In response to the losses incurred in connection with our KBEL's international operations, UBHL, our indirect majority shareholder, issued a letter of financial support on KBEL's behalf on March 2, 2012 (the "Letter of Support") in replacement of a prior letter of support issued on February 15, 2011. Under the terms of the Letter of Support, UBHL has agreed to provide funding to KBEL on an as needed basis to enable KBEL to meet its financial obligations as they fall due. There is no maximum limit on the amount of funding to be provided by UBHL to KBEL under the terms of the Letter of Support, however, such funding is subject to compliance with applicable exchange control regulations and other applicable laws and regulations regarding the transfer of funds from India to the United Kingdom. The Letter of Support issued March 2, 2012 was issued for a twelve month minimum period. The type of financial support to be provided by UBHL and the terms of such financial support is not specified in the Letter of Support. Our Management intends to seek UBHL's consent to keep the current Letter of Support in force beyond the minimum period, if necessary, or request that UBHL issue a new letter of support for the period after such minimum period. If UBHL were unable or unwilling to meet its current obligations under the Letter of Support or in the future, if requested, UBHL does not agree to keep the Letter of Support in force following the minimum specified period, it could result in a material adverse effect on KBEL's and UBIUK's financial condition and thus on our consolidated results of operations and could affect KBEL's, UBIUK's and potentially our ability to continue operations. Our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

Our Management has taken several actions to enable us to meet our working capital needs through June 30, 2013, including a policy of reducing discretionary expenditures to the extent feasible and optimizing pricing and discounts to increase margins where possible. Further, we have secured and will continue to pursue additional brewing contract opportunities in an effort to utilize a portion of our excess production capacity. We may also seek additional capital infusions to support our operations.

We have several loans, lines of credit, other credit facilities and lease agreements which are currently outstanding (collectively, "Indebtedness"). Certain of the agreements governing our Indebtedness contain cross-default provisions which may cause an event of default under one agreement to result in an event of default under a separate agreement. In addition, certain of the agreements governing our Indebtedness contain provisions pursuant to which a material adverse change in our financial condition may result in an event of default under such agreements. In case of an event of default, the agreements provide the lenders with several rights and remedies, including, but not limited to, acceleration and termination of the facility, implementation of default interest rates, and secured party rights with respect to the collateral (including the power to sell such collateral). Substantially all of our assets, including real property in Ukiah, are pledged as collateral pursuant to the terms of the agreements governing our Indebtedness. If we are in default under our secured credit facilities, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

We are currently making timely payments of principal and interest relating to our Indebtedness as such Indebtedness becomes due and anticipate that we will continue to make such timely payments in the immediate future. However, if we fail to maintain any of the financial covenants under the various agreements governing our Indebtedness, fail to make timely payments of amounts due under our Indebtedness, or commit any other breach resulting in an event of default under the agreements governing our Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on our financial condition. In case of the acceleration and termination of our existing Indebtedness, we will need to obtain replacement financing. If we are unable to obtain such replacement financing, it will result in a material adverse effect on our financial condition and our ability to continue operations.

We continue to explore new contract brewing opportunities in the North American Territory to increase revenue. However, there can be no assurance that we will be able to increase sales to provide cash for operating activities. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new products and our expansion of sales and marketing activities. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may want to raise additional funds to acquire other businesses or products. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

Cash Flow Results:

Net cash used in operating activities for the six months ended June 30, 2012 was $142,500, compared to net cash provided by operating activities of $738,900 for the six months ended June 30, 2011. We generally do not require significant cash on hand to meet our operating needs.

During the first six months of 2012, increases in sales during the first six months of 2012 in North American operations resulted in increases in receivables in that territory. In the Foreign Territory, there was a large decrease in our accounts receivable due to improved collection which was used to bring down accounts payable in that territory. Our inventory increased by $33,300 between December 31, 2011 and June 30, 2012. Fluctuations in inventory are normal for our operations and industry and are typically not indicators of any material contributing cause. Our accrued liabilities consisted primarily of payroll costs, excise taxes, future payments of credits extended on our insurance premiums, estimated allowances for customer rebates, and deposits from customers to secure the return of kegs. Our accrued liabilities for the first six months of 2012 increased by $250,600 mainly due to increases in the provision for liabilities related to excise taxes, future payments of credits extended on our insurance premiums, customer deposits to secure the return of kegs and customer rebates associated with increased sales.

Net cash used in investing activities totaled $290,900 for the first six months of 2012 compared to $443,200 for the first six months of 2011. Net cash used for investing activities consists of purchases of machinery and equipment in the North American and Foreign Territories.

Net cash provided by financing activities totaled $261,500 during the first six months of 2012, compared to cash used in financing activities of $81,800 during the first six months of 2011. Net cash provided by financing activities principally consisted of a temporary increase in the Company's use of a revolving line of credit and borrowing on long term debt, offset by payments on other debt and lease payments.

DESCRIPTION OF OUR INDEBTEDNESS:

Cole Taylor Facility

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the "Agreement") with Cole Taylor. The Agreement provides a credit facility of up to $10,000,000 with a maturity date of June 23, 2016 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery & equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure term loan. At the time that any applicable loan or advance is made, the Company may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan or the capital expenditure term loan, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. The Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity. The credit facility is secured by a first priority interest in all of MBC’s and Releta's personal property and a first mortgage on our Ukiah, California property, among other MBC and Releta assets. Our obligations under the Agreement are subject to acceleration upon the occurrence of an event of default under the Agreement.

Master Line of Credit

On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the "Credit Agreement"). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on March 2, 2005 on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the "UBA Notes"). UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement (the "Extension Agreement"). The Extension Agreement, as amended, confirms UBA's extension of the terms of the UBA Notes for a period ending on June 30, 2012 with automatic renewals after such maturity date for successive one year terms, provided that either MBC or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. The additional advance dated March 2, 2005 has a similar extension agreement in place with respect to its term. Neither the Company nor UBA issued a notice of an election not to extend the term of the UBA Notes prior to June 2012 and hence the maturity dates of the notes have been automatically extended until June 30, 2013.

The aggregate outstanding principal amount of the UBA Notes as of June 30, 2012 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,445,700, for a total amount outstanding of $3,361,100.

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

On September 14, 2011, the Board approved the issuance (the “Issuance”) of our unregistered Common Stock to certain of our independent non-employee directors as compensation. The Issuance triggered an adjustment in the conversion rate of the convertible promissory note dated March 2, 2005 (the “Note”) issued by us to UBA which was not covered by the Confirmation of Waiver. Prior to the Issuance, the principal and interest owed pursuant to the Note would have converted into shares of our Common Stock at a per share price of $1.50. After the Issuance, the principal and interest outstanding under the Note will convert at a per share price of approximately $1.44. As of June 30, 2012, the outstanding principal and interest on the UBA Notes was convertible into 2,257,260 shares of our Common Stock.

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

Shepherd Neame Loan

Shepherd Neame has a contract with KBEL to brew Kingfisher Premium Lager for the European and Canadian markets. As consideration for extending the brewing contract, Shepherd Neame advanced a loan of £600,000 to KBEL, repayable in annual installments of £60,000 per year, ending in June 2012. The loan carried a fixed interest rate of 5% per year. This loan was paid in full as of June 30, 2012.

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

Weighted Average Interest

The weighted average annual interest rates paid on our US debts was 5% for the first six months of 2012 and 6% for the corresponding period in 2011. For loans primarily associated with our Foreign Territory, the weighted average annual rate paid was 3% for the first six months of 2012 and 2011.

Current Ratio

Our ratio of current assets to current liabilities on June 30, 2012 was 0.78 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0. Our ratio of current assets to current liabilities on June 30, 2011 was 0.74 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0.

Restricted Net Assets

The Company's wholly-owned subsidiary, UBIUK, has undistributed losses of $2,692,400 as of June 30, 2012. Under KBEL's line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,568,600.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.    Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the last day of the quarter ended June 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of June 30, 2012.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending June 30, 2012) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

None.

Item 6.    Exhibits**

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of the Company, as amended.
3.2	(T)	Bylaws of the Company, as amended.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(T)	MBC's Annual Report on Form 10-KSB for the period ended December 31, 2001.

(b)    Exhibits Attached The following Exhibits are attached to this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.†

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.†

* Filed herewith.

† Furnished herewith.

** XBRL Interactive Data File will be filed by amendment to this Form 10-Q within 30 days of the filing date of this Form 10-Q, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: August 14, 2012	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Dated: August 14, 2012	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary

