Form 10-Q/A
period 2012-06-30
MENDOCINO BREWING CO INC
filed 2012-09-06
CIK 919134

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 of Mendocino Brewing Company, Inc., (the “Company”) filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of the Company, as amended*

3.2	Bylaws of the Company, as amended*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).**

32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.**

32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.**

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

* Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2001.

** Previously filed or furnished, as applicable, as an exhibit to Mendocino Brewing Company, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

† Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: September 6, 2012	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Dated: September 6, 2012	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary