Form 10-Q
period 2012-09-30
MENDOCINO BREWING CO INC
filed 2012-11-13
CIK 919134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 1-13636

Mendocino Brewing Company, Inc.

(Exact Name of Registrant as Specified in Its Charter)

California	68-0318293
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1601 Airport Road, Ukiah, California	95482
(Address of Principal Executive Offices)	(Zip Code)

(707) 463-2087

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The number of shares of the issuer’s common stock outstanding as of November 13, 2012 is 12,611,133.

2

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$139,000	$312,200
Accounts receivable, net	5,160,500	5,338,700
Inventories	1,694,700	1,799,600
Prepaid expenses	582,700	412,800

Total Current Assets	7,576,900	7,863,300

Property and Equipment, net	11,237,900	11,391,900
Deposits and other assets	706,000	462,500

Total Assets	$19,520,800	$19,717,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$2,202,300	$1,749,800
Accounts payable	5,905,600	6,705,900
Accrued liabilities	1,572,900	1,618,700
Current maturities of notes to related parties	-	93,200
Current maturities of long-term debt	450,000	423,600
Current maturities of obligations under capital leases	14,000	67,500
Total Current Liabilities	10,144,800	10,658,700

Long-Term Liabilities
Notes to related parties less current maturities	3,384,000	3,315,700
Long term debts, less current maturities	4,094,900	4,280,900
Total Long-Term Liabilities	7,478,900	7,596,600

Total Liabilities	17,623,700	18,255,300

Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value; 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	415,900	523,600
Accumulated deficit	(13,846,700)	(14,389,100)

Total Stockholders’ Equity	1,897,100	1,462,400

Total Liabilities and Stockholders’ Equity	$19,520,800	$19,717,700

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED September 30		NINE MONTHS ENDED September 30
	2012	2011	2012	2011
Sales	$10,277,700	$10,700,100	$30,495,500	$30,824,600
Excise taxes	236,100	268,500	753,800	726,200
Net sales	10,041,600	10,431,600	29,741,700	30,098,400
Cost of goods sold	7,315,200	7,496,400	21,459,800	21,673,200
Gross profit	2,726,400	2,935,200	8,281,900	8,425,200
Operating expenses
Marketing	1,425,200	1,416,200	4,267,600	4,336,700
General and administrative	1,088,200	1,022,000	3,156,300	3,173,100
Total operating expenses	2,513,400	2,438,200	7,423,900	7,509,800
Income from operations	213,000	497,000	858,000	915,400
Other income (expense)
Other income	3,900	9,000	14,000	16,800
Profit on sale of asset	-	-	9,400	-
Interest expense	(112,200)	(115,500)	(337,300)	(358,500)
Total other expenses	(108,300)	(106,500)	(313,900)	(341,700)
Income before income taxes	104,700	390,500	544,100	573,700
Provision for income taxes	900	-	1,700	7,100
Net income	$103,800	$390,500	$542,400	$566,600
Foreign currency translation income (loss)	(74,100)	80,900	(107,700)	(32,000)
Comprehensive income	$29,700	$471,400	$434,700	$534,600
Net income per common share –
Basic	$0.01	$0.03	$0.04	$0.05
Diluted	$0.01	$0.03	$0.04	$0.04
Weighted average common shares outstanding –
Basic	12,611,133	12,461,993	12,611,133	12,438,839
Diluted	14,883,814	14,673,325	14,883,814	14,650,171

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$542,400	$566,600
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	771,200	889,000
Provision for doubtful accounts	(32,200)	(357,300)
Interest accrued on related party debt	68,300	68,000
(Profit) on sale of assets	(9,400)	-
Changes in:
Accounts receivable	330,400	(57,200)
Inventories	104,900	(440,200)
Prepaid expenses	(155,600)	99,300
Deposits and other assets	(296,600)	(221,500)
Accounts payable	(977,000)	229,200
Accrued liabilities	(72,100)	358,100
Net cash provided by operating activities	274,300	1,134,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(546,200)	(680,500)
Proceeds from sale of fixed assets	12,200	-
Net cash used in investing activities	(534,000)	(680,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on line of credit	415,900	(1,494,300)
Borrowing on long-term debt	184,700	4,881,000
Repayment on long-term debt	(439,000)	(3,685,200)
Payments on obligations under long term leases	(53,800)	(71,500)
Net cash provided by (used in) financing activities	107,800	(370,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(21,300)	10,300

NET CHANGE IN CASH	(173,200)	93,800

CASH, beginning of period	312,200	69,200

CASH, end of period	$139,000	$163,000

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,700	$7,100
Interest	$269,000	$290,500

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.      Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc. (the “Company” or “MBC”), was formed in 1983 in California, has operating subsidiaries, Releta Brewing Company, LLC (“Releta”), and United Breweries International (UK) Limited (“UBIUK”). In the United States (the “US”), MBC and its subsidiary, Releta, operate two breweries that produce beer and malt beverages for the specialty “craft” segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The majority of sales for MBC in the US are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Premium Lager in the US. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws.

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

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with US generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the “SEC”), which contains additional financial and operating information and information concerning the significant accounting policies followed by the Company. The financial statements and notes are representations of the Company’s management (“Management”) and its board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2012 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

“Delivery Has Occurred or Services Have Been Performed” – The Company delivers the products prior to recognizing revenue or performs services as per contractual terms. Product is considered delivered upon delivery to a customer’s designated carrier or location and services are considered performed upon completion of Company’s contractual obligations.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Balances over 90 days past due and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on Management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value). The Company regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality and quality. Inventories that are considered obsolete are written off or adjusted to carrying value.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $33,800 and $43,900 for the nine months ended September 30, 2012 and 2011, respectively. Amortization of deferred financing costs charged to operations was $11,300 for the three months ended September 30, 2012 and 2011.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables, cash deposits in excess of FDIC limits, and assets located in the UK. Substantially all of the Company’s cash deposits are deposited with commercial banks in the US and the UK.

Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $14,900 in cash deposits in the UK and $2,426,500 of accounts receivable due from customers located in the UK as of September 30, 2012.

Income Taxes

The Company accounts for income taxes using the asset and liability approach. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. A valuation allowance is established to reduce the deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at September 30, 2012 and December 31, 2011.

Basic and Diluted Earnings (Loss) per Share

The basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. The computations for basic and dilutive net earnings per share are as follows:

	Three months ended		Nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Net income	$103,800	390,500	$542,400	566,600
Weighted average common shares outstanding	12,611,133	12,461,993	12,611,133	12,438,839
Basic net income per share	$0.01	0.03	$0.04	0.05
Interest expense on convertible notes	$22,900	22,900	$68,300	68,000
Income for computing diluted net income per share	$126,700	413,400	$610,700	634,600
Incremental shares from assumed exercise of dilutive securities	2,272,681	2,211,332	2,272,681	2,211,332
Dilutive potential common shares	14,883,814	14,673,325	14,883,814	14,650,171
Diluted net earnings per share	$0.01	0.03	$0.04	0.04

Foreign Currency Translation

The Company has subsidiaries located in the UK, where the local currency, UK Pound Sterling, is the functional currency. Financial statements of these subsidiaries are translated into US dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation adjustments associated with net assets or liabilities are reported in non-owner changes in equity. Any exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred, in the same financial statement caption as the underlying transaction, and are not material for any period.

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

Reportable Segments

The Company manages its operations through two business segments: (i) brewing operations and tasting room operations in the US and distributor operations in Canada (the “North American Territory”) and (ii) distributor operations in Europe, including the UK (the “Foreign Territory”). The Company evaluates performance based on net operating profit. Where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the Company’s transfer policy, which approximates market price. The costs of operating the manufacturing plants are captured discretely within each segment. The Company’s property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

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

At September 30, 2012, the Company had cash and cash equivalents of $139,000, an accumulated deficit of $13,846,700 and a working capital deficit of $2,567,900 due to losses incurred since 2005 in connection with KBEL’s operations in the UK. (For additional information, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”)

On March 2, 2012, United Breweries (Holdings) Limited (“UBHL”), MBC’s indirect majority shareholder, issued a letter of financial support on behalf of KBEL (the “Letter of Support”), to KBEL’s accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to KBEL to ensure that KBEL is able to meet its financial obligations as and when they become due. There is no maximum dollar limit on the amount of funds which UBHL will provide to KBEL specified in the Letter of Support. The type of financial support provided by UBHL and the terms of such financial support are not specified in the Letter of Support. UBHL’s financial support to KBEL is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India to the UK. The Letter of Support dated March 2, 2012 was issued for a 12 month minimum period. Management intends to seek UBHL’s consent to keep the current Letter of Support in force beyond the minimum period, if necessary, or request that UBHL issue a new letter of support for periods after such minimum period. UBHL controls the Company’s two largest shareholders, UBA and Inversiones Mirabel S.A., and as such, UBHL is the Company’s indirect majority shareholder. UBHL represented in the Letter of Support that it has the requisite financial resources to meet its commitment to KBEL under the Letter of Support. The Chairman of the Company’s Board of Directors, Dr. Vijay Mallya, is also the chairman of the board of directors of UBHL.

Management has taken several actions to enable the Company to meet its working capital needs through September 30, 2013, including reducing discretionary expenditures, exploring expansion of business in new territories and pursuing additional brewing contracts in an effort to utilize a portion of excess production capacity. The Company may also seek additional capital infusions to support its operations.

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

UBIUK and KBEL hold the exclusive brewing and distribution rights for Kingfisher Premium Lager in the UK, Ireland, continental Europe, and Canada through a licensing agreement with United Breweries Limited, an Indian corporation (“UB”). Under its terms, this licensing agreement is currently scheduled to expire in October 2013. We are in discussions with UB to renew this agreement. If we are unable to renew this licensing agreement on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected.

In July 2001, we entered into the Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., pursuant to which we obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the US. Under its terms, this agreement is currently scheduled to expire in October 2013. If we are unable to renew this license agreement on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected.

Since 1998, UBIUK and KBEL have licensed to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the UK, Ireland, and continental Europe. This agreement will expire in October 2013. We are in discussion with Shepherd Neame and other potential parties to negotiate a new agreement. If we are unable to renew this agreement on commercially reasonable terms or enter into a new agreement for brewing for distribution in the Foreign Territory, our results of operations, cash flows and financial position may be materially adversely affected.

3.         Inventories

Inventory is stated at the lower of cost or market using the average-cost method. Cost includes the acquisition cost of raw materials and components, direct labor, and manufacturing overhead.

Inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw Materials	$772,000	$851,000
Beer-in-process	343,800	325,100
Finished Goods	517,300	582,200
Merchandise	61,600	41,300
TOTAL	$1,694,700	$1,799,600

4.         Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit, from which may be drawn up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2016. The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility carries interest at a rate of prime plus 1% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of September 30, 2012 was $1,131,000. Included in the Company’s balance sheet as at September 30, 2012 are account balances totaling $2,734,000 of accounts receivable and $1,694,700 of inventory collateralized to Cole Taylor under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an invoice discounting facility to KBEL for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of September 30, 2012 was $1,071,300. Included in the Company’s balance sheet at September 30, 2012 are account balances totaling $2,426,500 of accounts receivable collateralized to RBS under this facility.

5.         Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	September 30, 2012	December 31, 2011
Loans from Cole Taylor, payable in monthly installments of $12,300, including interest at prime plus 2% with a balloon payment of approximately $2,202,500 in June 2016; secured by real property at Ukiah, California	2,755,100	2,885,600

Loans from Cole Taylor, payable in monthly installments of $25,200, including interest at prime plus 1.5% with a balloon payment of approximately $654,800 in June 2016; secured by all assets of Releta and MBC	1,789,800	1,818,900
	4,544,900	4,704,500

Less current maturities	450,000	423,600
	$4,094,900	$4,280,900

Payments due during –
Three months ending December 31, 2012	$112,500
Year ending December 31, 2013	450,000
Year ending December 31, 2014	450,000
Year ending December 31, 2015	450,000
Year ending December 31, 2016	3,082,400
$4,544,900

6.         Notes to Related Parties

Subordinated Convertible Notes Payable

Notes payable to related parties includes unsecured convertible notes to UBA of a total value, including interest at the prime rate plus 1.5%, but not to exceed 10% per year, of $3,384,000 as of September 30, 2012. Thirteen of the UBA notes are convertible into shares of the Company’s common stock at a conversion price of $1.50 per share and one UBA note is convertible into shares of the Company’s common stock at a conversion price of $1.44 per share. The issuance of shares of the Company’s common stock to non-employee directors on September 14, 2011 triggered an adjustment to the conversion price with respect to the UBA note that now converts at a conversion price of $1.44 per share from $1.50 per share to $1.44 per share. As of September 30, 2012, the outstanding principal and interest on the notes issued to UBA were convertible into 2,272,681 shares of the Company’s common stock.

The UBA notes were automatically extended until June 2012 with automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term. Under the terms of the UBA notes, UBA may demand payment within 60 days following the end of the extension period, but UBA has agreed to subordinate the UBA notes to the Company’s long-term debt agreements with Cole Taylor. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the Cole Taylor facilities are repaid. The UBA notes include $1,468,600 and $1,400,300 of accrued interest at September 30, 2012 and December 31, 2011, respectively.

5% Notes Payable

Included in current maturities of notes payable to related parties as of December 31, 2011 was $93,200 related to a note bearing annual interest at 5% issued by Shepherd Neame in favor of KBEL, which was paid in full as of June 30, 2012.

7.         Commitments and Contingencies

Purchase of raw materials

Production of the Company’s beverages requires quantities of various processed agricultural products, including malt and hops for beer. The Company fulfills its commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. Future payments under existing contractual arrangements are as follows:

Three months ending December 31, 2012	$745,300
Year ending December 31, 2013	801,700
Year ending December 31, 2014	126,200
Year ending December 31, 2015	126,200
Year ending December 31, 2016	64,700
$1,864,100

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. Management and the Company’s legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.

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

MBC and its subsidiaries have various lease agreements for the brewpub and gift store in Ukiah, California, the brewery at Releta’s Saratoga Springs, New York facility, a building in the UK, and certain equipment. The New York lease includes a renewal option for three additional five-year periods, which Releta intends to exercise, and some leases are adjusted annually for changes in the consumer price index. The leases begin expiring in 2014.

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

8.         Related-Party Transactions

The Company and its subsidiaries have entered into or amended several agreements with affiliated and related entities. Among these are a Market Development Agreement, a Distribution Agreement and a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc., and a License Agreement between UBIUK and UBHL. KBEL is a party to a brewing agreement with Shepherd Neame, which is discussed in Note 2, and has issued a note in favor of Shepherd Neame, which is discussed in Note 6.

The following tables reflect the value of the transactions during the nine months ended September 30, 2012 and 2011 and the balances outstanding as of September 30, 2012 and December 31, 2011.

TRANSACTIONS	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Sales to Shepherd Neame	$2,846,100	$3,989,300
Purchases from Shepherd Neame	$11,953,000	$12,837,800
Expense reimbursement to Shepherd Neame	$797,500	$849,800
Interest expense related to UBA convertible notes	$68,300	$68,000

ACCOUNT BALANCES	September 30, 2012	December 31, 2011
Accounts payable to Shepherd Neame	$3,924,100	$4,856,900
Accounts receivable from Shepherd Neame	$501,100	$344,700

9.       Segment Information

Our business presently consists of two segments. The first is brewing for wholesale to distributors and other retailers, which includes beer and merchandise sales at the Company’s ale house in Ukiah, California and the brewery in Saratoga Springs, New York. The second consists of distributing alcoholic beverages to retail establishments and restaurants in the UK and Europe. A summary of the first segment is provided in the column labeled “North American Territory Operations” in the tables below and a summary of the second segment is provided in the column labeled “Foreign Territory Operations” below:

Nine months ended September 30, 2012
	North American Territory Operations	Foreign Territory Operations	Corporate and Others	Total

Net Sales	$12,816,800	$16,924,900	$-	$29,741,700
Operating Income	$486,600	$371,400	$-	$858,000
Identifiable Assets	$11,843,700	$3,984,400	$3,692,700	$19,520,800
Depreciation & Amortization	$457,500	$313,700	$-	$771,200
Capital Expenditures	$223,700	$322,500	$-	$546,200

Nine months ended September 30, 2011
	North American Territory Operations	Foreign Territory Operations	Corporate and Others	Total

Net Sales	$12,349,900	$17,748,500	$-	$30,098,400
Operating Income	$854,100	$61,300	$-	$915,400
Identifiable Assets	$12,492,300	$3,967,500	$3,012,000	$19,471,800
Depreciation & Amortization	$484,600	$404,400	$-	$889,000
Capital Expenditures	$316,700	$363,800	$-	$680,500

10.         Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, has undistributed losses of $2,622,800 as of September 30, 2012. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,613,200. Condensed financial information of the parent company, MBC, together with its other subsidiary, Releta is as follows:

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Cash	$124,100	$187,200
Accounts receivable, net	2,734,000	2,308,400
Inventories	1,694,700	1,799,600
Prepaid expenses	128,600	126,800
Total current assets	4,681,400	4,422,000

Investment in UBIUK	1,225,000	1,225,000
Property and equipment	10,149,000	10,349,000
Intercompany receivable	409,100	231,400
Other assets	706,000	462,500
Total assets	$17,170,500	$16,689,900

Liabilities and Stockholders’ Equity
Line of credit	$1,131,000	$895,300
Accounts payable	1,555,300	1,511,400
Accrued liabilities	943,500	824,300
Current maturities of debt and leases	461,700	473,100
Total current liabilities	4,091,500	3,704,100

Long-term debt and capital leases	4,094,900	4,280,900
Notes to related parties	3,384,000	3,315,700
Total liabilities	$11,570,400	$11,300,700

Stockholders’ equity
Preferred stock	227,600	227,600
Common stock	15,100,300	15,100,300
Accumulated deficit	(9,727,800)	(9,938,700)
Total stockholders’ equity	5,600,100	5,389,200
Total liabilities and stockholders’ equity	$17,170,500	$16,689,900

Statements of Operations	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$4,247,700	$4,385,800	$12,816,800	$12,349,900
Cost of goods sold	3,252,000	3,141,300	9,609,700	8,927,900
Sales, marketing, and retail expenses	433,400	440,300	1,305,500	1,202,700
General and administrative expenses	549,300	475,300	1,517,900	1,457,700
Income from operations	13,000	328,900	383,700	761,600

Other (income)	(35,100)	(40,200)	(112,700)	(110,500)
Interest expense	94,700	90,400	283,800	289,300
Provision for taxes	900	—	1,700	7,100
Net income (loss)	$(47,500)	$278,700	$210,900	$575,700

Statements of Cash Flows	Nine months ended September 30
	2012	2011
	(unaudited)	(unaudited)
Cash flows from operating activities	$295,000	$693,600
Purchase of property and equipment	(223,700)	(316,700)
Proceed from sale of assets	5,000	—
Net borrowing (repayment) on line of credit	235,700	(1,391,700)
Borrowing on long term debt	184,700	4,881,000
Repayment on long term debt	(344,300)	(3,588,300)
Payment on obligation under capital lease	(37,800)	(35,200)
Net change in payable to UBIUK	(177,700)	(188,000)
(Decrease) increase in cash	(63,100)	54,700
Cash, beginning of period	187,200	64,900
Cash, end of period	$124,100	$119,600

11.         Income Taxes

In the nine months ended September 30, 2012 and 2011, the Company only recorded tax expense related to state franchise taxes and the Company did not report income tax expense due to the availability of deferred tax assets to offset any taxable income in the US and the UK. The Company has established a full valuation allowance against the Company’s deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized is not yet met. During the nine months ended September 30, 2012 and 2011, the Company’s effective tax rates were de minimus. The difference between the Company’s effective tax rates and the 35% US federal statutory tax rate and the UK’s statutory tax rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance.

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

12.         Subsequent Events

The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date at which the Company’s financial statements are electronically prepared for filing with the SEC.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition and cash flows for the three and nine months ended September 30, 2012, compared to the three and nine months ended September 30, 2011. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The terms “we”, “us”, “our”, and “the Company” and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term “MBC” is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report, including but not limited to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, Management’s beliefs, and assumptions made by Management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company’s future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available at the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to: changes in the pricing environment for the Company’s products; changes in demand for malt beverage products in different Company markets; changes in distributor relationships or performance; changes in customer preference for the Company’s malt beverage products; regulatory or legislative changes; the impact of competition; changes in the prices of raw materials; availability of financing for operations; changes in interest rates; changes in the company’s European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report and from time to time in the Company’s SEC filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general North American and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revisions to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Segment Information

Prior to 2001, the Company’s business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With the Company’s acquisition of United Breweries International (UK), Ltd. (“UBIUK”) in August 2001, however, the Company gained a new business segment, distribution of beer outside the US, primarily in the UK and continental Europe, (collectively, the “Foreign Territory”). This segment accounted for 55% and 58% of the Company’s gross sales during the first nine months of the years 2012 and 2011, respectively, with the US and Canada (the “North American Territory”) accounting for the remaining 45% and 42% during the first nine months of the years 2012 and 2011, respectively.

Seasonality

Sales of the Company’s products are somewhat seasonal. Historically, sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both the Company’s North American and Foreign Territories. In the North American Territory, sales volumes have generally been higher during the second and third quarters and slower during the fourth quarter. In the Foreign Territory, the fourth quarter has generally generated higher sales volume compared to the other three quarters. The volume of sales in any given area may also be affected by local weather conditions. Because of the seasonality of the Company’s business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Summary of Financial Results

The Company ended the first nine months of 2012 with net income of $542,400, as compared to $566,600 for the same period in 2011. As set forth more fully under “Results of Operations” below, the decrease in net income during the first nine months of the year 2012 was mainly attributable to a reduction in sales volume.

Results of Operations

Three months ended September 30, 2012 Compared To
Three months ended September 30, 2011

Net Sales

Our overall net sales for the third quarter of 2012 were $10,041,600, a decrease of $390,000, or 3.7%, compared to $10,431,600 for the third quarter of 2011. The decrease was due to reduced sales volume.

North American Territory: Our net sales for the third quarter of 2012 were $4,247,700 compared to $4,385,800 for the same period in 2011, a decrease of $138,100, or 3.1%, mainly due to reduced sales volume. The sales volume decreased to 21,500 barrels in the third quarter of 2012 from 22,200 barrels in the third quarter of 2011; a net decrease of 700 barrels, or 3.3%, due to lower sales of MBC brands.

Foreign Territory: Net sales for the third quarter of 2012 were $5,793,900 compared to $6,045,800 during the corresponding period of 2011, a decrease of $251,900, or 4.2%, when measured in US Dollars, mainly due to reduced sales volume as a result of fewer sales in supermarkets and chain stores in 2012 compared to 2011.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the third quarter of 2012 was 72.8%, as compared to 71.9% during the corresponding period of 2011.

North American Territory: Cost of goods sold as a percentage of net sales in the North American Territory during the third quarter of 2012 was 76.6%, compared to 71.6% during the corresponding period of 2011 mainly due to increases in the prices of malt and glass.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the third quarter of 2012 was 70.7%, as compared to 72.6% during the corresponding period in 2011 due to increases in the prices at which we sell our products.

Gross Profit

Lower sales volumes and increases in the cost of goods in the North American Territory resulted in gross profit for the third quarter of 2012 of $2,726,400 compared to $2,935,200 during the corresponding period of 2011, a decrease of $208,800, or 7.1%. As a percentage of net sales, gross profit during the third quarter of 2012 decreased to 27.2% from 28.1% for the third quarter of 2011.

Operating Expenses

Operating expenses for the third quarter of 2012 were $2,513,400, an increase of $75,200, or 3.1%, as compared to $2,438,200 for the corresponding period of 2011. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution related expenses for the third quarter of 2012 were $1,425,200, as compared to $1,416,200 for the third quarter of 2011, representing an increase of $9,000, or 0.6%.

North American Territory: Marketing and distribution related expenses for the third quarter of 2012 were $433,400 compared to $440,300 during the corresponding period of 2011, representing a decrease of $6,900, or 1.6%. As a percentage of net sales in the US, such expenses increased to 10.2% during the third quarter of 2012, compared to 10.0% during the corresponding period of 2011.

Foreign Territory: Marketing and distribution related expenses, as calculated in US dollars after taking into account the effects of the exchange rate calculation, for the third quarter of 2012 were $991,800 compared to $975,900 during the corresponding period of 2011, representing an increase of $15,900, or 1.6%. As a percentage of net sales in the UK, marketing and distribution related expenses increased to 17.1% during the third quarter of 2012 compared to 16.1% during the corresponding period of 2011.

General And Administrative Expenses: Our general and administrative expenses were $1,088,200 for the third quarter of 2012, representing an increase of $66,200, or 6.5%, from $1,022,000 for the corresponding period in 2011.

North American Territory: General and administrative expenses related to the North American Territory were $549,300 for the third quarter of 2012, representing an increase of $74,000, or 15.6%, compared to $475,300 for the third quarter of 2011 mainly due to increase in manpower and salary costs.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $538,900 for the third quarter of 2012, representing a decrease of $7,800, or 1.4%, when compared to $546,700 for the third quarter of 2011.

Other Expenses

Net other expenses for the third quarter of 2012 totaled $108,300, representing an increase of $1,800, or 1.7%, when compared to $106,500 for the third quarter of 2011.

Income Taxes

Provision for taxes made during the third quarter of 2012 was $900. We made no income tax provisions for the third quarter of 2011.

Net Income

Our net income for the third quarter of 2012 was $103,800, compared to $390,500 for the third quarter of 2011. After providing for a negative foreign currency translation adjustment of $74,100 during the third quarter of 2012 (as compared to a positive adjustment of $80,900 for the same period in 2011), our comprehensive income for the third quarter of 2012 was $29,700, compared to $471,400 for the same period in 2011.

Nine months ended September 30, 2012 Compared To
Nine months ended September 30, 2011

Net Sales

Our overall net sales for the first nine months of 2012 were $29,741,700, a decrease of $356,700, or 1.2%, compared to net sales of $30,098,400 for the same period in 2011.

North American Territory: Net sales for the first nine months of 2012 were $12,816,800 compared to $12,349,900 for the same period in 2011, an increase of $466,900, or 3.8%, due to higher sales volume. Our North American sales volumes increased to 65,800 barrels during the first nine months of 2012 from 62,600 barrels in the first nine months of 2011, representing an increase of 3,200 barrels, or 5.1%. Sales of MBC’s brands decreased by 800 barrels, sales of Kingfisher brands increased by 1,700 barrels and sales of contract brands increased by 2,300 barrels during the first nine months of 2012 compared to the same period in 2011.

Foreign Territory: Net sales for the first nine months of 2012 were $16,924,900, compared to $17,748,500 during the corresponding period of 2011, a decrease of $823,600, or 4.6%. KBEL increased product prices during the first quarter of 2012 due to an increase in excise duty. KBEL sold 49,000 barrels during the first nine months of 2012 compared to 52,900 barrels in the first nine months of 2011 due to fewer sales in supermarkets and chain stores in 2012 compared to 2011.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first nine months of 2012 was 72.2%, as compared to 72.0% during the corresponding period of 2011.

North American Territory: Cost of goods sold as a percentage of net sales in the North American Territory during the first nine months of 2012 was 75.0%, as compared to 72.3% during the corresponding period of 2011 mainly due to an increase in prices of malt and glass.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the first nine months of 2012 was 70.6%, as compared to 72.3% during the corresponding period in 2011 due to increases in the prices charged by the Company for its products without a corresponding increase in the cost of goods.

Gross Profit

As a result of a decrease in sales in Foreign Territory and increase in cost of goods in the North American Territory, gross profit for the first nine months of 2012 decreased to $8,281,900, from $8,425,200 during the corresponding period of 2011. As a percentage of net sales, the gross profit during the first nine months of 2012 decreased to 27.8% from 28.0% during the corresponding period in 2011.

Operating Expenses

Operating expenses for the first nine months of 2012 were $7,423,900, a decrease of $85,900, or 1.1%, as compared to $7,509,800 for the corresponding period of 2011. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the first nine months of 2012 were $4,267,600, as compared to $4,336,700 for the same period in 2011, representing a decrease of $69,100, or 1.6%.

North American Territory: Marketing and distribution related expenses for the first nine months of 2012 were $1,305,500 compared to $1,202,700 during the corresponding period of 2011, representing an increase of $102,800, or 8.5%. As a percentage of net sales in the US, these expenses increased to 10.2% during the first nine months of 2012, compared to 9.7% during the corresponding period of 2011. The increase was mainly due to higher freight and travel costs and the operational expenses of the Company’s alehouse located in Ukiah, California, which opened in June 2011.

Foreign Territory: Marketing and distribution related expenses for the first nine months of 2012 were $2,962,100 compared to $3,134,000 during the corresponding period of 2011, representing a decrease of $171,900, or 5.5%. As a percentage of net sales in the UK, marketing and distribution expenses decreased to 17.5% during the first nine months of 2012 compared to 17.7% during the corresponding period of 2011 (in each case as calculated in US dollars, after taking into account the effects of exchange rate fluctuations). The decrease in expenses was mainly due to a decrease in sales commissions paid by the Company (as a result of fewer commissionable sales), and a decrease in advertising and promotion costs in 2012 compared to 2011.

General And Administrative Expenses: Our general and administrative expenses were $3,156,300 for the first nine months of 2012, representing a decrease of $16,800, or 0.5%, from $3,173,100 for the corresponding period in 2011.

North American Territory: General and administrative expenses related to the North American Territory were $1,517,900 for the first nine months of 2012, representing an increase of $60,200, or 4.1%, from $1,457,700 for the same period in 2011 due to increase in manpower and salary costs.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $1,638,400 for the first nine months of 2012, representing a decrease of $77,000, or 4.5%, as compared to $1,715,400 for the same period in 2011 (in each case as calculated in US dollars, after taking into account the effect of exchange rate fluctuations). The decreases were mainly due to a reduction in depreciation of beer dispensing equipment and a decline in other miscellaneous administrative costs.

Other Expenses

Net other expenses for the first nine months of 2012 totaled $313,900, representing a decrease of $27,800, or 8.1%, when compared to $341,700 for the same period in 2011 due to reduced interest expenses and profit on sale of fixed assets.

Income Taxes

We have a provision for income taxes of $1,700 for the first nine months of 2012 compared to a provision of $7,100 for the corresponding period in 2011. The provision for taxes is related to the estimated amount of taxes that will be imposed on us by tax authorities in the US.

Net Income

Our net income for the first nine months of 2012 was $542,400, as compared to $566,600 for the first nine months of 2011. After providing for a negative foreign currency translation adjustment of $107,700 during the first nine months of 2012 (as compared to $32,000 for the same period in 2011), comprehensive income for the first nine months of 2012 was $434,700, compared to $534,600 for the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah, California and Saratoga Springs, New York facilities has continued to place demands on our working capital. Beginning approximately in the second quarter of 1997, the time at which our Ukiah brewery commenced operations, proceeds from our operations have not been able to provide us with sufficient working capital.

At September 30, 2012, we had cash and cash equivalents of $139,000, an accumulated deficit of $13,846,700 and a working capital deficit of $2,567,900 due to losses incurred since 2005 in connection with the operation of our indirect subsidiary, KBEL, in the UK. In response to the losses incurred in connection with KBEL’s international operations, UBHL, our indirect majority shareholder, issued a letter of financial support on KBEL’s behalf on March 2, 2012 (the “Letter of Support”) in replacement of a prior letter of support issued on February 15, 2011. Under the terms of the Letter of Support, UBHL has agreed to provide funding to KBEL on an as needed basis to enable KBEL to meet its financial obligations as they become due. There is no maximum limit on the amount of funding to be provided by UBHL to KBEL under the terms of the Letter of Support, however, such funding is subject to compliance with applicable exchange control regulations and other applicable laws and regulations regarding the transfer of funds from India to the UK. The Letter of Support issued on March 2, 2012 was issued for a twelve month minimum period. The type of financial support to be provided by UBHL and the terms of such financial support is not specified in the Letter of Support. Our Management intends to seek UBHL’s consent to keep the current Letter of Support in force beyond the minimum period, if necessary, or request that UBHL issue a new letter of support for periods after such minimum period. If UBHL were unable or unwilling to meet its current obligations under the Letter of Support or, if requested, UBHL does not agree to keep the Letter of Support in force following the minimum specified period, it could result in a material adverse effect on KBEL’s and UBIUK’s financial condition and thus on our consolidated results of operations and could affect KBEL’s, UBIUK’s and potentially our ability to continue operations. Our Chairman of the Board of Directors, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

Our Management has taken several actions to enable us to meet our working capital needs through September 30, 2013, including a policy of reducing discretionary expenditures to the extent feasible and optimizing pricing and discounts to increase margins where possible. Further, we have secured and will continue to pursue additional brewing contract opportunities in an effort to utilize a portion of our excess production capacity. We may also seek additional capital infusions to support our operations.

We have several loans, lines of credit, other credit facilities and lease agreements which are currently outstanding (collectively, “Indebtedness”). Certain of the agreements governing our Indebtedness contain cross-default provisions which may cause an event of default under one agreement to result in an event of default under a separate agreement. In addition, certain of the agreements governing our Indebtedness contain provisions pursuant to which a material adverse change in our financial condition may result in an event of default under such agreements. In case of an event of default, the agreements provide the lenders with several rights and remedies, including, but not limited to, acceleration and termination of the facility, implementation of default interest rates, and secured party rights with respect to the collateral (including the power to sell such collateral). Substantially all of our assets, including real property in Ukiah, are pledged as collateral pursuant to the terms of the agreements governing our Indebtedness. If we are in default under our secured credit facilities, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

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

UBIUK and KBEL hold the exclusive brewing and distribution rights for Kingfisher Premium Lager in the UK, Ireland, continental Europe, and Canada through a licensing agreement with United Breweries Limited, an Indian corporation (“UB”). Under its terms, this licensing agreement is currently scheduled to expire in October 2013. We are in discussions with UB to renew this agreement. If we are unable to renew this licensing agreement on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected.

In July 2001, we entered into the Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., pursuant to which we obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the US. Under its terms, this agreement is currently scheduled to expire in October 2013. If we are unable to renew this license agreement on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected.

Since 1998, UBIUK and KBEL have licensed to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the UK, Ireland, and continental Europe. This agreement will expire in October 2013. We are in discussion with Shepherd Neame and other potential parties to negotiate a new agreement. If we are unable to renew this agreement on commercially reasonable terms or enter into a new agreement for brewing for distribution in the Foreign Territory, our results of operations, cash flows and financial position may be materially adversely affected.

Cash Flow Results:

Net cash provided by operating activities for the nine months ended September 30, 2012 was $274,300, compared to $1,134,000 for the nine months ended September 30, 2011. We generally do not require significant cash on hand to meet our operating needs.

During the first nine months of 2012 improved collection in Foreign Territory increased cash flow from accounts receivable which was used to pay down accounts payable in that territory. Our inventory decreased by $104,900 between December 31, 2011 and September 30, 2012. Fluctuations in inventory are normal for our operations and industry and are typically not indicators of any material contributing cause. Our accrued liabilities consisted primarily of payroll costs, excise taxes, future payments of credits extended on our insurance premiums, estimated allowances for customer rebates, and deposits from customers to secure the return of kegs. Our accrued liabilities for the first nine months of 2012 decreased by $72,100 mainly due to decreases in future payments of credits extended on our insurance premiums, and a decrease in provisions for customer rebates associated with decreased sales.

Net cash used in investing activities totaled $534,000 for the first nine months of 2012 compared to $680,500 for the first nine months of 2011. Net cash used for investing activities consists of purchases of machinery and equipment in the North American and Foreign Territories.

Net cash provided by financing activities totaled $107,800 during the first nine months of 2012, compared to cash used in financing activities of $370,000 during the first nine months of 2011. Financing activities principally consisted of a temporary increase or decrease in the Company’s use of a revolving line of credit and borrowing on long term debt and payments on other debt and lease payments.

DESCRIPTION OF OUR INDEBTEDNESS:

Cole Taylor Facility

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Agreement”) with Cole Taylor. The Agreement provides a credit facility of up to $10,000,000 with a maturity date of June 23, 2016, consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure term loan. At the time that any applicable loan or advance is made, the Company may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan or the capital expenditure term loan, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. The Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity. The credit facility is secured by a first priority interest in all of MBC’s and Releta’s personal property and a first mortgage on our Ukiah, California property, among other MBC and Releta assets. Our obligations under the Agreement are subject to acceleration upon the occurrence of an event of default under the Agreement.

Master Line of Credit

On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000. As of September 30, 2012, UBA has made thirteen separate advances to us under the Credit Agreement and one additional advance on March 2, 2005 on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the “UBA Notes”). UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement and an amendment to the March 2, 2005 note (together, the “Extension Agreements”). The Extension Agreements, as amended, confirm UBA’s extension of the terms of the UBA Notes for a period ending on June 30, 2012, with automatic renewals after such maturity date for successive one year terms, provided that either MBC or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term. Neither the Company nor UBA issued a notice of election not to extend the term of the UBA Notes prior to June 2012 and hence the maturity dates of the UBA Notes have been automatically extended until June 30, 2013.

The aggregate outstanding principal amount of the UBA Notes as of September 30, 2012 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,468,600, for a total amount outstanding of $3,384,000.

The outstanding principal amount of the UBA Notes and the unpaid interest thereon may be converted, at UBA’s discretion, into shares of our unregistered common stock at a conversion price of approximately $1.50 per share for the UBA Notes issued pursuant to the Credit Agreement. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes issued by us up to that date.

On September 14, 2011, the Company’s Board of Directors approved the issuance (the “Issuance”) of our unregistered common stock to certain of our independent non-employee directors as compensation. The Issuance triggered an adjustment in the conversion rate of the convertible promissory note dated March 2, 2005 (the “Note”) issued by us in favor of UBA which was not covered by the Confirmation of Waiver. Prior to the Issuance, the principal and interest owed pursuant to the Note would have converted into shares of our Common Stock at a per share price of $1.50. After the Issuance, the principal and interest outstanding under the Note will convert at a per share price of approximately $1.44. As of September 30, 2012, the outstanding principal and interest on the UBA Notes was convertible into 2,272,681 shares of our common stock.

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

OTHER LOANS, CREDIT FACILITIES AND COMMITMENTS

Royal Bank of Scotland Facility

Royal Bank of Scotland (“RBS”) provided KBEL with a revolving line of credit up to a maximum of £1,750,000 on April 26, 2005 with an advance rate based on 80% of KBEL’s qualified accounts receivable. This facility originally had a maturity of twelve months, but has been automatically extended and will continue in place unless terminated by either party upon six months’ written notice.

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

Keg Management Arrangement

Effective September 1, 2009, we entered into a five-year keg management agreement with MicroStar Keg Management, LLC (“MicroStar”). Under this arrangement, MicroStar provides us with half-barrel kegs for which we pay filling and usage fees. Distributors return the kegs directly to MicroStar. MicroStar then supplies us with additional kegs. If the agreement is not extended and terminates, we are required to purchase a certain number of kegs from MicroStar. We anticipate that we would finance such purchase through debt or lease financing, if available. However, there can be no assurance that we will be able to finance the purchase of the required kegs. Our failure to purchase the required kegs from MicroStar upon termination of the agreement would likely have a material adverse effect on our operations.

Weighted Average Interest

The weighted average annual interest rate paid on our US debts was 5% for the first nine months of 2012 and 5.4% for the corresponding period in 2011. For loans primarily associated with our Foreign Territory, the weighted average annual rate paid was 3% for the first nine months of 2012 and 2011.

Current Ratio

Our ratio of current assets to current liabilities on September 30, 2012 was 0.75 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0. Our ratio of current assets to current liabilities on September 30, 2011 was 0.76 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0.

Restricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, has undistributed losses of $2,622,800 as of September 30, 2012. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,613,200.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.         Controls and Procedures

Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the quarter ended September 30, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending September 30, 2012) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.         Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

 ______________________

* Filed herewith.

** Furnished herewith.

† Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: November 13, 2012	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2012	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

