Form 10-K
period 2012-12-31
MENDOCINO BREWING CO INC
filed 2013-04-01
CIK 919134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

(707) 463-2627

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated Filer [  ]        Accelerated Filer [  ]         Non-accelerated Filer [  ]         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average of the closing bid and asked prices for such stock as reported by the OTC Markets Bulletin Board on June 30, 2012 was approximately $355,600.

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2013 was 12,611,133.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this Annual Report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our Management. Unless the context otherwise requires, references in this Annual Report to “we,” “us,” “our,” or the “Company” refer to Mendocino Brewing Company, Inc. together with its subsidiaries. When we make forward-looking statements, we are basing them on our Management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this Annual Report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.” If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Annual Report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this Annual Report or to conform these statements to actual results.

In addition, such statements could be affected by general industry and market conditions and growth rates, and by general economic and political conditions in the markets in which we compete. Readers are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1.	BUSINESS.

OVERVIEW

Mendocino Brewing Company, Inc., a California corporation, was founded in 1983 as a limited partnership and converted to a corporation in 1993. We were one of the first modern craft brewers, having opened the first new brewpub in California and the second in the United States following the repeal of Prohibition. We have been recognized for our innovations in the brewpub concept, our craft brew style and our distinctive labels. In this Annual Report, the term “the Company” and its variants and the terms “we,” “us,” and “our” and their variants are generally used to refer to Mendocino Brewing Company, Inc. together with its subsidiaries, while the term “MBC” is used to refer to Mendocino Brewing Company, Inc. as an individual entity.

We operate in two geographic markets, (i) the United States and Canada (referred to in this Annual Report as the “North American Territory”) and (ii) Europe (including Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) (referred to in this Annual Report as the “Foreign Territory”). Our European operations are primarily in the United Kingdom.

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

Our operations in the Foreign Territory, which are conducted through our wholly-owned subsidiary, United Breweries International (U.K.) Limited (“UBIUK”) and UBIUK’s wholly-owned subsidiary, Kingfisher Beer Europe Limited (“KBEL”), which was formerly known as UBSN Limited, consist primarily of the marketing and distribution of Kingfisher Premium Lager through Indian restaurants, chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). We hold an exclusive license, expiring in October 2018, from United Breweries Limited, an Indian public limited company (“UB Limited”) to brew and distribute Kingfisher Premium Lager in certain areas of the Foreign Territory. The Chairman of our Board of Directors, Dr. Vijay Mallya, is also the Chairman of the board of directors of UB Limited.

All of our beers sold in the Foreign Territory are brewed in England under a contract with Shepherd Neame, Ltd. (“Shepherd Neame”), an English brewer. This contract expires in October 2013. We are in discussion with another brewer to brew and package products for sale in the Foreign Territory. KBEL is the sole distributor of Kingfisher Premium Lager in the United Kingdom, Ireland, and continental Europe, but does not physically distribute our products to our ultimate trade customers. KBEL relies on specialty restaurant trade distributors in the United Kingdom and on Shepherd Neame, acting as KBEL’s agent, on a commission basis, for distribution to the supermarket, liquor and convenience store trade.

COMPANY BACKGROUND

We first bottled our flagship brand, Red Tail Ale, in December 1983, and conducted our initial public offering in February 1995. We completed construction of our brewery in Ukiah, California in May 1997. This facility, which has a current annual packaging capacity of 100,000 brewers’ barrels (“bbl.”) assuming one eight hour shift per day, was designed to enable our production capacity at such facility to be expanded to 200,000 bbl. per year with additional equipment.

Our New York subsidiary, Releta Brewing Company, LLC, d/b/a Ten Springs Brewery (“Releta”), which is located in Saratoga Springs, New York, commenced production in our leased facilities in February 1998. This facility, which has a current annual packaging capacity of 90,000 bbl. assuming one eight hour shift per day, was also designed to enable our production at such facility to be expanded to 200,000 bbl. per year with additional equipment.

In 1998, we purchased certain assets from Carmel Brewing Company, Inc., a California corporation (“Carmel Brewing”). We continue to bottle and sell beer under the Carmel Brewing name.

In 2001, we acquired UBIUK together with UBIUK’s wholly-owned subsidiary, KBEL, from Inversiones Mirabel, S.A., a Panamanian corporation, (“Inversiones”) in exchange for MBC stock then valued at approximately $5,500,000 (the “UBIUK Acquisition”). UBIUK and KBEL primarily market, sell, and distribute Kingfisher Premium Lager in the Foreign Territory. Kingfisher Premium Lager, which is the flagship brand of UB Limited, is a recognized international brand, with widespread distribution outside our geographic markets.

We also acquired the United States brewing and distribution rights for Kingfisher Premium Lager as a result of the UBIUK Acquisition. We brew Kingfisher Premium Lager in our Saratoga Springs, New York and Ukiah, California facilities. We have a contract with Shepherd Neame to brew Kingfisher Premium Lager for distribution in the Foreign Territory which expires in October 2013.

In 2005, United Breweries of America, BVI, a British Virgin Islands corporation (“UBA-BVI”), an indirect beneficial owner of a majority of our outstanding shares, merged into United Breweries Holdings, Ltd., an Indian public limited company (“UBHL”). As a result of the merger of UBA-BVI into UBHL, UBHL acquired indirect control over approximately 78% of our then outstanding shares. Dr. Vijay Mallya, our Chairman of the Board, is also the Chairman of the board of directors of UBHL.

 In 2010, we purchased certain brand-related assets from Golden West Brewing Company, a California corporation and Beautiful Brews Inc., a Florida corporation, including trademarks, trade names, and other brand-related assets related to the Butte Creek brands of organic ales and Honey Amber Rose ale, respectively. MBC pays royalties based on sales of such assets.

INDUSTRY OVERVIEW

NORTH AMERICAN MARKET

We are a brewer in the craft brewing segment of the United States beer industry. The United States domestic beer market consists of a number of market categories, some of which include low-priced, premium, super premium, lite, import, and specialty/craft beers. In the North American Territory, we compete in the specialty/craft category which the Brewers Association estimated produced approximately 11.5 million barrels in the year 2011. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews. The domestic beer market is dominated by large domestic and international brewers. The craft brewing segment is growing, but is relatively small. Recently, the United States beer market has seen two trends, the number of craft brewers has increased in number and the large domestic brewers have merged or been acquired by other large domestic and international brewers (e.g. InBev S.A.’s acquisition of Anheuser-Busch Companies, Inc.). Since our formation in the 1980s, the rate at which the craft beer segment has grown has fluctuated over the years. The large domestic brewers produce their own fuller-flavored products to compete against craft beers. The introduction of flavored malt beverages starting in 2001 has also increased competition in the beer market. Additionally, the wine and spirits market has seen an increase in recent years, attributable to competitive pricing, television advertising, increased merchandising and resurgent consumer interest in wine and spirits.

EUROPEAN MARKET

The vast majority of our sales in the European Union are made in the United Kingdom. During fiscal years 2012 and 2011 our sales in the United Kingdom constituted approximately 89% of our total sales in the Foreign Territory. Sales in the Foreign Territory primarily consist of sales of Kingfisher Premium Lager. We have production and distribution rights for Kingfisher Premium Lager in the United Kingdom and the other European Union countries.

Within the European Union, we primarily distribute our products through Indian restaurants using restaurant trade distributors. In addition, we distribute our products through other retail outlets such as supermarkets, liquor stores, and licensed shops and convenience stores.

OUR BUSINESS

We are a pioneering brewer in the specialty craft brewing segment in the United States. We produce high quality ales and lagers in our own breweries in the United States. Through our subsidiary in the United Kingdom, we have production and distribution rights to Kingfisher Premium Lager in the European Union, Canada and, until October 2013, the United States. Generally sales are made through distributors. We are negotiating arrangements to maintain production and distribution rights in the United States after October 2013.

PRODUCTS

We produce a variety of flavorful craft beers by using high quality ingredients in our brewing process. For distribution in the North American Territory, we brew ten ales, one wheat beer, three lagers, two pilsners, two stouts and a root beer, all on a year-round basis, and three seasonal brews. All of these products are brewed at our production facilities in Ukiah, California, and Saratoga Springs, New York. The locations of the breweries are well positioned to serve the large markets on the East and West coasts.

In the Foreign Territory, we currently distribute Kingfisher Premium Lager. Kingfisher Premium Lager is the leading Indian beer by sales volume in India and abroad.

Our principal products are as follows:

RED TAIL ALE, a full flavored amber ale, is our flagship brand. It is available in 12 oz. six-packs and twelve-packs, half-barrel kegs, and 5 gallon kegs.

BLUE HERON PALE ALE is a golden ale with a full body and a distinctive hoppy character. It is available in 12 oz. six-packs and twelve-packs, half-barrel kegs, and 5 gallon kegs.

BLACK HAWK STOUT is a rich bodied stout with big traditional flavors. It is available in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

EYE OF THE HAWK SELECT ALE is a rich-bodied amber ale. It is available year-round in 12 oz. six-packs, half-barrel kegs, and 5 gallon kegs.

WHITE HAWK ORIGINAL IPA is a heavily hopped ale with a distinctive hoppy character and bold malt flavor. It is available in 12 oz. six-packs and half-barrel kegs.

KINGFISHER PREMIUM LAGER is a conventionally fermented specialty lager with a smooth crisp taste. In the United States, Kingfisher Premium Lager is available in 12 oz. six-packs, 22 oz. bottles, half-barrel kegs, and 5 gallon as well as on tap in a few pubs and Indian restaurants. In Canada, Kingfisher Premium Lager is available in 12 oz. six-packs and 22 oz. bottles. Kingfisher Premium Lager is available year-round in 330ml and 660ml bottles in multi-packs as well as in a variety of keg sizes in the United Kingdom, Ireland, and continental Europe. In the United Kingdom, it is also available on tap in Indian restaurants.

DISTRIBUTION METHODS

In the North American Territory, our products are sold through wholesale distributors to consumers at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants, and convenience stores.

Our products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer, and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Together with our distributors, we market our products to retail outlets and rely on our distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. We also offer a variety of ales and lagers directly to consumers at a tasting room attached to the Saratoga Springs brewery in New York and at our ale house in Ukiah, California (formerly located in Hopland, California).

In the Foreign Territory, our products are distributed primarily through Indian restaurants by restaurant trade distributors. Such points of sale represent approximately 90% of our total sales volume in the Foreign Territory, with the remaining 10% of sales volume attributed to sales in supermarkets, liquor stores, and licensed shops and convenience stores. The majority of our restaurant sales are through our on-tap draft installations. KBEL exports Kingfisher Premium Lager to many European markets outside of the United Kingdom, and our sales growth in those markets typically correlates with the establishment and proliferation of Indian restaurants in such locations.

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

The lager market in the United Kingdom is dominated by major international brands such as Stella Artois, Carling, Heineken, Budweiser, and Becks, in the restaurant and pub sectors and in sales through supermarkets and other retail outlets. Our products are marketed through Indian and other restaurants, major supermarket chains, smaller chains, and individual stores. In all of these sectors, we face competition from other ethnic and international brands produced by local and large international brewers. We promote Kingfisher Premium Lager as the worldwide No. 1 selling premium Indian lager. We promote the brand through our significant participation in events directed at the Indian restaurant trade and volume-driven promotions in supermarkets and Cash & Carry stores, a retail chain in the United Kingdom.

In recent years, the larger domestic and international brewers have introduced fuller-flavored beers meant to compete with our craft beer offerings. The participation by larger domestic and international brewers increases competition and price sensitivity within the craft beer segment. Craft brewers compete primarily on product quality, taste profile, and consistency.

We face tough competition in the North American Territory as well as in the Foreign Territory. We compete with other beer and beverage companies not only for consumer acceptance and loyalty but also for shelf and tap space in retail establishments. We must also vie for marketing focus by our distributors and their customers, all of which also distribute and sell other beer and alcoholic beverage products. Many of our competitors’ financial and marketing resources and distribution networks are substantially greater than ours. Moreover, the introduction of new products by competitors that compete directly with our products, or that diminish the importance of our products to retailers or distributors, may have a material adverse effect on our results of operations, cash flows and financial position.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Production of our beverages requires various processed agricultural products, including malt and hops. We fulfill our commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. In the Foreign Territory, these purchases have historically been made directly by Shepherd Neame, which brews our products on a contract basis pursuant to a contract due to expire in October 2013. We are in the process of negotiating a new brewing contract with a different brewer. If we are unable to enter into a new brewing contract on reasonable terms pursuant to which the new contract brewer acquires the raw materials necessary to brew our products in the Foreign Territory, our results of operations, cash flows and financial position are likely to be materially adversely affected. In 2008, MBC and Releta each entered into long term contracts to purchase hops. These contracts expire in 2015. If we are unable to enter into new contracts to purchase hops on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected. The price of malt has increased substantially since the beginning of 2012. We believe that the commodity markets will continue to experience price, availability and demand fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture.

Our major suppliers in North America are Great Western Malting Co., Yakima, WA, and Canada Malting Company, Montreal, Canada (malt); Hop Union LLC, Yakima, WA and S.S. Steiner Inc., New York, NY (hops); Gamer Packaging Inc., Minneapolis, MN (bottles and crowns); Alliance Packaging, Seattle, WA, and International Paper Co. Pittsburg, PA (cartons); Rose City Printing and Packaging, Vancouver, WA and Keystone Paper and Box Company, Inc., South Windsor, CT (carriers); and DWS Printing Associates, Bay Shore, NY (labels).

Our major supplier for the Foreign Territory is Shepherd Neame, which brews on a contract basis all of our products that are sold in the Foreign Territory. We do not directly purchase any agricultural commodities or other products for use in the Foreign Territory. We are currently in the process of negotiating an arrangement with a new brewer. If we do not come to an agreement with such new brewer on commercially reasonable terms for the period after expiration of our agreement with Shepherd Neame in October 2013, our results of operations, cash flows and financial position may be materially adversely affected.

DEPENDENCE ON MAJOR CUSTOMERS

Sales to our top five customers in 2012 totaled $9,245,700 (approximately 23% of our sales), as compared to sales to our top five customers in 2011 which totaled $10,576,900 (approximately 26% of our sales).

Sales to our principal European customer, Shepherd Neame, during 2012 represented approximately 15% of our Foreign Territory sales (or approximately 9% of our total sales), as compared to approximately 21% of Foreign Territory sales (or approximately 12% of total sales) in 2011. In 2012, we increased our distribution network and had decreased sales to Shepherd Neame compared to 2011. No other individual customer accounted for more than 5% of our total sales during 2012 or 2011. Our European sales may be affected by the terms of any new brewing and distribution contract entered into for the period beginning October 2013.

Seasonality

Our product sales are seasonal, with the first and fourth quarters historically being the slowest and the rest of the year typically having stronger sales. Sales volume may be affected by weather. Accordingly, our results for any individual quarter may not be indicative of the results that may be achieved for the full fiscal year.

Sales and Marketing

We market our products through various promotional programs with our distributors and wholesalers. The sales and marketing staff offer support to the wholesalers and retailers by educating them about our products. Our products are promoted at local art, music and food festivals, and restaurants and pubs. We operate a tasting room at our Saratoga Springs brewery and our ale house in Ukiah, California. We utilize signs, tap handles, coasters, logo glassware and posters to promote our products in bars, pubs and restaurants.

We participate in various consumer promotion programs, primarily price discounts. We occasionally advertise our products in print media.

TRADEMARKS

We have United States federal trademark registrations on the principal register of the United States Patent and Trademark Office for the following marks: MENDOCINO BREWING COMPANY word mark (Reg. No. 2,441,141), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL design mark (Reg. No. 2,011,817), BLUE HERON PALE ALE design mark (Reg. No. 2,011,816), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), YULETIDE PORTER word mark (Reg. No. 1,666,891), BREWSLETTER word mark (Reg. No. 1,768,639), PEREGRINE GOLDEN ALE word mark (Reg. No. 2,475,522), HOPLAND BREWERY word mark (Reg. No. 2,509,464), BLACK EYE ALE word mark (Reg. No. 2,667,078), BLACK HAWK STOUT word mark (Reg. No. 3,205,652), BLUE HERON word mark (Reg. No. 3,818,385), HONEY AMBER ROSE design mark (Reg. No. 3,276,229), TWIN SISTERS (Reg. No. 3,589,090), REVOLUTION X (Reg. No. 3,237,471); ROCK HARD TEN (Reg. No. 3,585,772), ORGANIC PIONEERS (Reg. No. 3,339,179), THE OFFICIAL BEER OF PLANET EARTH (Reg. No. 3,339,151), YOSEMITE (Reg. No. 4,064,887), and CATCH 22 (Reg. No. 3,814,885).

We have United States federal trademark registrations on the supplemental register of the United States Patent and Trademark Office for the following marks: BEER DIVA word mark (Reg. No. 3,350,568).

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

LICENSE AGREEMENTS

UBIUK and KBEL hold the exclusive brewing and distribution rights for Kingfisher Premium Lager in the United Kingdom, Ireland, continental Europe, and Canada through a licensing agreement with UB Limited which is currently scheduled to expire in October 2018.

In July 2001, we entered into the Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., (“KFA”) pursuant to which we obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. The Company plans to negotiate arrangements to continue to brew and distribute beer using the Kingfisher trademark.

Since 1998, UBIUK and KBEL have licensed to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, Ireland, and continental Europe. The price KBEL pays to Shepherd Neame for brewing Kingfisher Premium Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Premium Lager and other factors. (For additional information see “Item 13. — Certain Relationships and Related Transactions - Brewing Agreement”.) Under its terms, this agreement will expire in October 2013. We are in discussion with another brewer to brew and package products for sale in the Foreign Territory. If we are unable to enter into a new agreement for brewing for distribution in the Foreign Territory, our results of operations, cash flows and financial position may be materially adversely affected.

GOVERNMENTAL REGULATION

Our North American Territory operations are subject to licensing by local, state and federal governments, as well as to regulation by a variety of state and local agencies. We are licensed to manufacture and sell beer by the Departments of Alcoholic Beverage Control in California and New York. A federal permit from the United States Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (the “TTB”) (formerly the Bureau of Alcohol, Tobacco, and Firearms) allows us to manufacture fermented malt beverages. To keep these licenses and permits in force we must pay annual fees and submit timely production reports and excise tax returns. We must give these regulatory agencies prompt notice of any changes in the operations, ownership, or company structure. The TTB must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities totaling in the aggregate 10% or more of our outstanding securities be investigated as to their suitability of character. Our production operations must also comply with the Occupational Safety and Health Administration’s workplace safety and worker health regulations and comparable state laws. Management believes that we are presently in compliance with the aforementioned laws and regulations. In addition, we have implemented our own voluntary safety program. Our Ukiah ale house is regulated by the Mendocino County Health Department, which requires an annual permit and conducts spot inspections to monitor compliance with applicable health codes. In Canada, provincial governments regulate the beer industry, particularly the pricing, mark-up, container management, sale, distribution and advertising of beer. Distribution and retailing of products in Canada involves a wide range and varied degree of government control through provincial liquor boards. We distribute our products through provincial liquor control boards or independent distributors, as per the applicable regulation for each province.

In the United States, for brewers producing less than 2,000,000 barrels per year, the federal excise tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. The California excise tax rate is $6.20 per bbl. The State of New York presently imposes on brewers an excise tax of $3.88 per bbl. for production in excess of 100,000 bbl. per year.

Our operations in the Foreign Territory are subject to regulation by United Kingdom and European laws, as well as by the laws of various individual countries in which UBIUK distributes our products. Due to the current contract brewing arrangement in the Foreign Territory, Shepherd Neame, rather than the Company, is subject to various laws of the European countries regarding production, bottling, packaging, and labeling.

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

Ukiah. We built our own wastewater treatment plant for the Ukiah facility. As a result, we have reduced our sewer hook-up fees at that location. If our discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., we may be required to pay additional fees. The approximate operating costs of the plant are between $6,000 and $10,000 per month, which may increase with increased production. We have contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility at a cost of between $4,500 and $5,500 per month. We obtained a Mendocino County Air Quality Control Permit to operate a natural gas fired boiler in Ukiah; this permit is valid until August 30, 2013. Management expects this permit to be renewed each year.

Saratoga Springs. Our solid waste materials consist of spent grain, cardboard, glass, and liquid waste. We have instituted a recycling program for cardboard, office paper and glass at minimal cost to us. Spent grain is given away to local cattle dairy farms free of charge. We pay approximately $2,500 per month in sewer fees for liquid waste. We follow and operate under the rules and regulations of the New York Department of Environmental Conservation for Air Pollution Control.

Various states in which we sell our products, including California and New York, have adopted certain restrictive packaging laws and regulations for beverages. These laws require deposit on packages. Such laws have not had a significant effect on our sales. The adoption of similar legislation by Congress, a substantial number of states or additional local jurisdictions might require us to incur significant capital expenditures for compliance. We believe we are in compliance with all applicable Canadian laws and regulations.

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

EMPLOYEES

As of December 31, 2012, MBC employed 63 full-time and 14 part-time individuals in the United States, including 13 in management and administration, 45 in brewing and production operations, 4 in retail and tavern operations and 15 in sales and marketing positions. In England, UBIUK and KBEL together employed 19 full-time and 2 part-time individuals including 14 in sales and marketing and 7 in managerial and administrative positions. Management believes that our relationship with our employees is generally good.

Approximately 14 employees currently engaged in brewing, bottling, warehousing, and shipping at the Ukiah brewery are represented by Teamsters Local No. 896, International Brotherhood of Teamsters, AFL-CIO (the “Union”). Under our collective bargaining agreement with the Union, all of such 14 employees’ positions must be held and filled by members of the Union. The collective bargaining agreement will expire on July 31, 2013. A failure to renew such agreement may have a material adverse effect on our results of operations, cash flows and financial position.

RESEARCH AND DEVELOPMENT

We have not spent a material amount during the last two fiscal years on research and development activities or on customer-sponsored research activities relating to the development of new products, services or techniques, or the improvement of existing products, services or techniques.

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

LACK OF PROFITABLE OPERATIONS: We incurred a net loss in the North American Territory for 2012. From 2005 to 2011, operations in the Foreign Territory have resulted in a net loss. We did not incur a net loss in the Foreign Territory for 2012. We believe our losses are attributable to low sales volume and higher operating expenses. Our business is also subject to certain fixed and semi-variable operating costs, which, when combined with the difference between current levels of production and maximum production capacity, may cause our gross margins to be sensitive to small increases or decreases in sales volume in the North American Territory. We may not be able to offset such increased expenses with comparable price increases in our products, which could also impact our gross margins. We may not be successful in our efforts to increase sales volume and utilization rates. Moreover, it is uncertain when, if at all, our operations will become profitable once again. Future operating losses may have a material adverse effect on our cash flows and financial position.

LIQUIDITY: Low utilization of the production capacity at our Ukiah and Saratoga Springs facilities and losses from our European operations continued to place demands on our working capital. We have loans, lines of credit, other credit facilities, and lease obligations with various creditors. We may find it difficult to continue our operations, at least in the short term, if any of the following occur: a breach of any loan provision by us that leads to our default, an inability of any lender to continue to offer credit facilities, our inability to refinance credit facilities when and as they become due, or an attempt by one of our creditors to exercise its rights to certain of our tangible or intangible assets which have been used as collateral or which have been pledged as security for our obligations.

We rely on short and long-term debt to meet our working capital needs. As described in the “Description of Our Indebtedness” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms of the Company’s loan agreement with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”), require that we meet certain financial covenants. We may not be able to generate financial results sufficient to meet one or more financial covenants, which would cause us to be in violation of the loan agreement. Failure to meet the covenants is an event of default under the loan agreement. Following an event of default, Cole Taylor could deny a request for a waiver, and the entire outstanding loan balance would be immediately due and payable. In such a case, we would seek to refinance the loan with one or more lenders, potentially at less desirable terms. Given the current economic environment and the tightening of lending standards by many financial institutions, there can be no guarantee that additional financing would be available at commercially reasonable terms, if at all.

On March 22, 2013, United Breweries (Holdings) Limited (“UBHL”) issued a letter of financial support on behalf of KBEL ( “Letter of Support”), to KBEL’s accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to KBEL to ensure that KBEL is able to meet its financial obligations as and when they fall due. The Letter of Support confirms that such support will be available, at a minimum, until one year from March 22, 2013. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Support and UBHL is either unable or unwilling to fulfill its commitment to KBEL, or to extend the time period of such commitment, it may result in a material adverse effect on KBEL’s, UBIUK’s and our financial position and on our ability to continue operations.

If we are in default under our secured credit facilities, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, fixed assets and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

Rates of interest on our credit facilities are variable based on the prime lending rates in the United States and the United Kingdom. Any increase in the prime lending rates would increase our interest expense and could have a material adverse effect on our financial position and results of operations.

Our credit agreement has covenants that limit our near-term capital expenditures. Maintaining our facilities or introducing new products or packaging may require incremental capital expenditures; however, per the terms of our loan agreement, our capital expenditures will be limited to specified amounts (based on a formula). If the capital expenditures necessary to maintain our facilities or bring new products or packaging to market are greater than the amounts to which we are limited by this arrangement, our ability to maintain or increase sales growth could be impaired, which could materially adversely affect our business.

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

RAW MATERIALS: We are dependent on a limited number of suppliers, and in some instances on a sole supplier, for the majority of the raw materials and packaging materials used in our operations. As a result, an interruption in the supply chain might have an adverse effect on our operations if we were unable to find an alternative supplier at a comparable price. Unfavorable weather conditions might impact the output of crops necessary to brew our products which might, in turn, affect our supply chain. The price of malt increased significantly in the first quarter of 2012 due to limited supply and higher demand (See Part 1, Item 1, “Sources And Availability of Raw Materials”). We may not be in a position to pass the entire amount of any cost increase to our customers which may have an adverse effect on our operations.

DEPENDENCY ON CONTRACT BREWING ARRANGEMENTS: We have entered into short term non-binding arrangements with several brewers to brew and package their brands at our brewing facilities, predominantly at our Saratoga Springs, New York facility. Approximately 33% of our sales volume in the North American Territory for fiscal year 2012 was comprised of sales made under such contract brewing arrangements. There is no certainty that such existing arrangements will be extended in the future or that we will be able to enter into new arrangements. Any significant variation in these arrangements could have a material adverse effect on our results of operations, cash flows and financial position.

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

ARRANGEMENT WITH SHEPHERD NEAME: UBIUK and KBEL entered into a brewing agreement that grants Shepherd Neame the exclusive right to brew and package all beers sold under the Kingfisher trademark in the United Kingdom, and to distribute such products elsewhere in the Foreign Territory. Continued losses in the European Territory have diminished our ability to timely settle our liabilities. Any interruption of the brewing, packaging or distribution of our products by Shepherd Neame for any reason is likely to have a material adverse effect on our results of operations, cash flows and financial position. The agreement with Shepherd Neame expires in October 2013. We are in discussion with another brewer to brew and package our products for sale in the Foreign Territory. If we are unable to enter into a new agreement for brewing for distribution in the Foreign Territory, our results of operations, cash flows and financial position may be materially adversely affected.

GROSS MARGINS: Our gross margins may fluctuate while our expenses remain constant. We anticipate that our future gross margins will fluctuate and may even decline as a result of many factors, including disproportionate depreciation and other fixed and semi-variable operating costs, and the level of production at our breweries in relation to current production capacity. Our sales volume is much lower than our brewing and packaging capacities, leading to under utilization (See “Item 2 – Properties” below). Both of our brewing facilities incur maintenance and other costs on a level consistent with their maximum capacity rather than with their current utilization levels. Our high level of fixed and semi-variable operating costs causes gross margin to be especially sensitive to relatively small increases or decreases in sales volume. Other factors that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, and federal or state excise taxes and levies. Our inability to align costs and utilization rates affects our capital, liquidity, and management resources. Failure to adequately align such costs and utilization rates may have a material adverse effect on our business, financial condition, and results of operations.

MATERIAL CONTRACT FOR THE SUPPLY OF KEGS: We have entered into an exclusive Keg Management Agreement with MicroStar Keg Management LLC (“MicroStar”) which expires in September 2014. Under the terms of the agreement with MicroStar, we receive our entire supply of kegs exclusively from MicroStar. If the agreement is terminated, we are required to purchase from MicroStar four times the average monthly keg usage for the preceding six-month period. We may need additional funds to purchase those kegs. An interruption in the supply of kegs or, in the case of termination of the agreement, our failure to obtain the necessary funding to facilitate such purchases could have a material adverse effect on our business, results of operations, cash flows or financial position.

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

ECONOMIC DOWNTURN: There is a concern over current economic conditions and its impact on consumer spending. Such economic conditions may adversely affect the sale of our products. In the past few years, the United States, the United Kingdom and other countries have experienced periods of deteriorated economic conditions. Such economic challenges may continue or reoccur. These conditions make it difficult for us to accurately forecast and plan future business activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financings or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in the United States, or in our industry. These and other economic factors could have a material adverse effect on our financial condition and operating results.

REGULATION AND TAXATION: The manufacture and sale of alcoholic beverages is a business that is highly regulated and taxed at the federal, state and local levels. Our operations may be subject to more restrictive regulations and increased taxation than those of non-alcohol related businesses. For instance, brewery and wholesale operations require various federal, state and local licenses, permits and approvals. In addition, some states prohibit wholesalers and retailers from holding an interest in any supplier such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer and/or supplier. The loss or revocation of any existing licenses, permits or approvals, failure to obtain any necessary additional or new licenses, permits or approvals, or the failure to obtain approval for the transfer of any existing permits or licenses, could have a material adverse effect on our ability to conduct our business. Because of the many and various licensing and permitting requirements, there is a risk that one or more regulatory authorities could determine that we have not complied with applicable licensing or permitting regulations, paid the appropriate excise taxes, or maintained the approvals necessary to conduct business within their respective jurisdictions. There can be no assurance that any such regulatory action would not have a material adverse effect upon us or our operating results.

Various jurisdictions frequently propose increasing the federal and/or state excise tax on alcoholic beverages, or certain types of alcoholic beverages such as flavored malt beverages, either to increase revenues, or discourage purchase by underage drinkers. If adopted, these measures could affect some or all of our products. If federal or state excise taxes are increased, we may have to raise prices to maintain present profit margins which may have an impact on our sales volume. Higher taxes on beer may reduce the overall demand, thus negatively impacting sales of our products. Recently, states have been reviewing the state tax treatment for flavored malt beverages, which could result in increased costs for the Company and decreased sales.

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

ADVERTISING AND MARKETING EFFORTS: The sales and marketing programs used to generate demand for our products may be unsuccessful. In the future this could lead us to lower the prices that we charge for our products, depending on competitive factors in our various markets. To increase demand for our products, we have participated in price promotions with our wholesalers and retail customers in most of our markets. The number of markets in which we participate in price promotions and the frequency of such promotions may change depending upon market conditions. There can be no assurance that our price promotions will be successful in increasing demand for our products. If consumers were unwilling to accept our products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. If the flavored alcohol beverage market, the wine market, or the spirits market continues to grow, this could draw consumers away from our products and have an adverse effect on sales and results of operations. Furthermore, if beer consumption in general were to fall out of favor among consumers, or if the beer industry were subjected to significant additional governmental regulation, our operations could be adversely affected.

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

We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies to secure the transmission and storage of data. We rely on security measures implemented by third party vendors to protect our PII. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management or other irregularities, and result in persons obtaining unauthorized access to our data or accounts.

We are not aware of any material cyber attack on our information technology systems. The costs to timely detect and eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, or cessation of service, and may harm our business operations. Moreover, if a computer security breach affects our systems or results in the unauthorized release of PII, our reputation and brand could be materially damaged and use of our products and services could decrease. We would also be exposed to risks of loss, litigation and potential liability, which could result in a material adverse effect on our business, results of operations and financial condition. We do not have specific insurance coverage against risks related to cyber incidents.

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

COMMON STOCK PRICE: The market for our Common Stock is limited, sporadic and highly volatile. Since our shares do not qualify to trade on any national securities exchange, the only market currently available, to the extent any trading occurs, is the “bulletin boards/pink sheets”. It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk of never being able to sell their shares or selling at a depressed price. Our Common Stock price could be subject to significant fluctuations and/or may decline. Factors that could affect our stock price include, but are not limited to:

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

BREWING FACILITIES

We own nine acres of land in Ukiah, California on which our Ukiah brewery is located. Management believes that this facility is adequate for our current capacity and also provides space for future expansion. Cole Taylor Bank currently holds a deed of trust on this property in connection with a loan advanced to us. (See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of our Indebtedness – Cole Taylor Facility”). The principal amount outstanding on the loan as of December 31, 2012 was $2,885,600.

We have estimated the life of the Ukiah brewery at 40 years and depreciate the cost of the building on a straight-line method over its anticipated life. We do not depreciate the cost of the land. Our assessed value on the Ukiah facility is approximately $10,165,200. Various other assets incorporated in this facility are being depreciated, on a straight-line basis, at rates of between 10 and 20 years. Property taxes are currently assessed on the Ukiah property (including machinery and equipment) at a rate of 1.144%, for an annual tax of $116,300.

We also lease 3.66 acres in Saratoga Springs, New York, on which the Ten Springs brewery facilities are located. In 2009, we leased additional warehouse space and entered into a new lease. The current term of this lease expires on July 2014, with an option to extend the lease for three successive terms of five years each, provided that the lease is not in default.

Based on current product mix, the brewery in Ukiah, California has a current annual cellar capacity of approximately 55,000 bbl, and the brewery at Saratoga Springs, New York currently has an annual cellar capacity of approximately 45,000 bbl. per year. Cellar capacity can be expanded by addition of tanks of desired size and quantity. We installed additional tanks at both breweries during early 2012 to increase the cellar capacity by approximately 5,000 barrels at each brewery. The Ukiah and Saratoga Springs breweries have annual packaging capacity of 100,000 bbl. and 90,000 bbl. respectively on a single shift basis, and each brewery has annual brewing capacity of 200,000 bbl. (See “Item 1A – Risk Factors – Gross Margins” above.)

ALE HOUSE

We have leased a 2,500 square foot building in Ukiah, California where our ale house and merchandise store is located.

MACHINERY AND EQUIPMENT

We lease certain equipment and vehicles under capital and operating leases which expire at varying times. Additionally, we lease equipment and vehicles under various other leases. As these leases expire, it is anticipated that, in accordance with our current practices, the equipment will be acquired, the vehicles will be surrendered, and we will enter into new vehicle leases.

KBEL has leased approximately 2,000 square feet of office space in Maidstone, Kent, in England. We do not own or lease any other material properties in Europe.

We consider our land, buildings, improvements, and equipment to be well maintained, in good condition, and adequate to meet the operating demands placed upon them. In the opinion of Management, all of these properties are adequately covered by insurance.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is involved from time to time in claims, proceedings and litigation arising in the normal course of business. The Company believes that, to the extent that any pending or threatened litigation involving the Company or its properties exists, such litigation will not likely have any material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our Common Stock is quoted for trading on the OTCQB tier of the OTC Markets under the symbol “MENB”. The market for our Common Stock is limited, sporadic and highly volatile. Since our shares do not qualify to trade on any national securities exchange, the only market currently available, to the extent any trading occurs, will continue to be the “bulletin boards”. It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk of never being able to sell their shares.

The table below sets forth, for the fiscal quarters indicated, the quoted high and low bid prices for our Common Stock, as reported on the OTCQB tier of the OTC Markets. The information listed below reflects inter-dealer bids, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

2012	High	Low
First Quarter	$0.23	$0.13
Second Quarter	$0.17	$0.15
Third Quarter	$0.25	$0.16
Fourth Quarter	$0.24	$0.20

2011	High	Low
First Quarter	$0.20	$0.11
Second Quarter	$0.20	$0.02
Third Quarter	$0.28	$0.20
Fourth Quarter	$0.29	$0.02

We had approximately 2,234 holders of our Common Stock of record as of March 5, 2013.

Dividends

Historically, we have not paid any dividends. We anticipate that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of our business and that we will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of MBC’s Board of Directors, which we refer to in this Annual Report as the Board, and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions. Our credit agreements provide that we may not declare or pay any dividend or other distribution on our Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without the lender’s prior written consent. Management anticipates that similar restrictions will remain in effect for as long as we have significant bank financing.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Effective as of January 1, 2012, the Board adopted an amendment to the directors compensation plan (as amended, the “Amended and Restated Directors’ Compensation Plan”) with respect to the compensation of Non-Employee (as defined therein) members of the Board for their services as directors. The Amended and Restated Directors’ Compensation Plan was subsequently approved by the shareholders. Under the terms of the Amended and Restated Directors’ Compensation Plan, each Non-Employee director receives a fixed annual retainer of $15,000 as well as additional fees of $1,250 per meeting of the Board and $1,250 per committee meeting attended. The chairs of the Compensation Committee and the Audit/Finance Committee each receive $4,500 in fees for acting as chairpersons of such committees. In addition, each Non-Employee Director on January 1 of each calendar year during the five year period commencing January 1, 2012 and ending December 31, 2016 shall receive an addition $2,000 per year.

Prior to January 1, 2012, under the terms of the earlier plan (“Directors’ Compensation Plan”), Non-Employee directors received a fixed annual retainer of $12,000 as well as additional fees of $1,000 per meeting of the Board and $1,000 per committee meeting attended. The chairs of the Compensation Committee and the Audit/Finance Committee each received $4,000 in fees for acting as chairpersons of such committees. In addition to the above fixed compensation, each Non-Employee director of MBC serving in office on January 1st of any applicable year was eligible to receive a discretionary amount of Common Stock, up to an additional 25,000 shares. Determinations as to when such shares were to be issued were based upon MBC’s performance, each director’s performance for the immediately preceding year, and such factors as determined in the sole discretion of the Board. We last issued shares under a predecessor of the Directors’ Compensation Plan on September 14, 2011 as compensation for Board service in 2009.

Dr. Vijay Mallya, Chairman of the Board, receives fixed remuneration as described in “Item 11-Executive Compensation – Directors’ Compensation for the Year 2012”.

Currently there are no equity compensation plans, therefore, no equity compensation plan information has been provided in chart form.

RECENT SALES OF UNREGISTERED SECURITIES

None.

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

OVERVIEW

Since our formation in 1983, we have been brewing and selling our craft beers in the United States. Effective upon our acquisition of UBIUK in 2001, we have produced and distributed Kingfisher Premium Lager in the United States, Europe (primarily the United Kingdom) and Canada.

Our operations for fiscal years 2012 and 2011 resulted in income from operations of $935,200 and $492,400, respectively. After providing for interest, other income and taxes, the net income in 2012 and 2011 was $558,400 and $49,400 respectively. Even though sales decreased, net income increased in the year 2012, mainly due to a reduction in operating expenses.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011

The following table sets forth, for the periods indicated, a comparison of certain items from our Consolidated Statements of Operations:

	2012	2011	Increase/ (Decrease)	% Change
Gross sales	$40,335,900	$41,211,100	$(875,200)	(2.1)%
Excise taxes	1,091,300	1,057,300	34,000	3.2%
Net sales	39,244,600	40,153,800	(909,200)	(2.3)%
Cost of goods sold	28,442,100	29,276,800	(834,700)	(2.9)%
Gross profit	10,802,500	10,877,000	(74,500)	(0.7)%
Operating expenses	9,867,300	10,384,600	(517,300)	(5.0)%
Income from operations	935,200	492,400	442,800	89.9%
Interest expense	(450,000)	(470,100)	(20,100)	4.3%
Other income	75,900	34,200	41,700	121.9%
Income before income taxes	561,100	56,500	504,600	893.1%
Provision for income taxes	2,700	7,100	(4,400)	(62.0)%
Net Income	$558,400	$49,400	$509,000	1030.4%

NET SALES

As used herein, the term “net sales” refers to gross sales less excise taxes. Overall net sales for fiscal year 2012 were $39,244,600, a decrease of $909,200 or 2.3% as compared to $40,153,800 in fiscal year 2011 which we consider to be a minor year-to-year fluctuation.

NORTH AMERICAN TERRITORY OPERATIONS: Net sales in the North American Territory totaled $16,228,300 in fiscal year 2012, compared to $16,138,400 for fiscal year 2011, representing an increase in 2012 of $89,900 or 1%. Sales of beer for fiscal year 2012 increased by 1,000 barrels to 83,600 barrels, an increase of 1%, as compared to 82,600 barrels in fiscal year 2011. This increase was due to an increase in sales of contract brands. We continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah and Releta brewing facilities and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the North American Territory.

FOREIGN TERRITORY OPERATIONS: Net sales in the Foreign Territory totaled $23,016,300 in fiscal year 2012, compared to $24,015,400 during fiscal year 2011, a decrease of $999,100 or 4%. The decrease was due to lower sales volume partially offset by a higher selling price. The lower sales volume was caused by a continued decline in the beer market and general economic conditions. We have experienced reduced sales volume on certain channels which generated low or negative margin mostly due to management action to reduce low margin sales in channels managed by Shepherd Neame.

Inflation did not have a significant impact on net sales.

COST OF GOODS SOLD

Overall cost of goods sold during fiscal year 2012 was $28,442,100, as compared to $29,276,800 during fiscal year 2011, a decrease of $834,700, or 2.9%. As a percentage of net sales, costs of goods sold remained between 72% and 73% in fiscal years 2012 and 2011.

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

NORTH AMERICAN TERRITORY OPERATIONS: Cost of goods sold as a percentage of net sales in the North American Territory increased to 76% during the fiscal years 2012 compared to 75% in 2011 due to a slight increase in price of raw materials.

FOREIGN TERRITORY OPERATIONS: As a percentage of net sales, cost of goods sold in the United Kingdom during fiscal year 2012 decreased to 70%, as compared to 72% during fiscal year 2011, mainly due to an increase in sales prices with no corresponding increase in the purchase cost to us of several products.

GROSS PROFIT

As a result of decreased sales offset by decreased cost of goods, gross profit for fiscal year 2012 (expressed in United States dollars) was $10,802,500, a decrease of $74,500, or 1%, as compared to gross profit of $10,877,000 in fiscal year 2011. As a percentage of net sales, our overall gross profit during fiscal year 2012 and 2011 remained between 27% and 28%.

OPERATING EXPENSES

Operating expenses consist of marketing and distribution expenses, and general and administrative expenses. Operating expenses for fiscal year 2012 totaled $9,867,300, a decrease of $517,300, or 5%, as compared to $10,384,600 for fiscal year 2011. The decrease is generally attributable to the restructuring and reduced depreciation expenses in the Foreign Territory, as described below. As a percentage of net sales, operating expenses decreased to 25% during fiscal year 2012 compared to 26% in fiscal year 2011.

MARKETING AND DISTRIBUTION EXPENSES: Our marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and retail operating expenses. For fiscal year 2012, such expenses equaled $5,631,000, a decrease of $272,600 or 5%, as compared to $5,903,600 in fiscal year 2011. As a percentage of net sales, our marketing and distribution expenses decreased to 14% in fiscal year 2012, as compared to 15% in fiscal year 2011.

NORTH AMERICAN TERRITORY OPERATIONS: Marketing and distribution expenses for the North American Territory in fiscal year 2012 equaled $1,754,500, an increase of $56,100, or 3%, as compared to $1,698,400 in marketing and distribution expenses incurred during fiscal year 2011. Such increase in expenses is mainly due to an increase in the operational expenses of the Company’s Ukiah alehouse which opened in June 2011. Marketing and distribution expenses remained at 11% of North American Territory net sales during fiscal years 2012 and 2011.

FOREIGN TERRITORY OPERATIONS: Marketing and distribution expenses in the Foreign Territory during fiscal year 2012 equaled $3,876,500, a decrease of $328,700, or 8%, as compared to $4,205,200 during fiscal year 2011. Such decrease is mainly due to (i) a restructuring of manpower, delays in replacing sales personnel and associated costs, (ii) reductions in sales commissions due to lower commissionable sales volume and (iii) a decreased marketing agency fee. As a percentage of net sales in the United Kingdom, such expenses decreased to 17% during 2012 compared to 18% in the year 2011.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses include all expenses not characterized as sales and marketing expenses. Our general and administrative expenses totaled $4,236,300 for fiscal year 2012, representing a decrease of $244,700, or 5%, as compared to $4,481,000 for fiscal year 2011. General and administrative expenses equaled 11% of net sales for fiscal years 2012 and 2011.

NORTH AMERICAN TERRITORY OPERATIONS: General and administrative expenses for our North American Territory equaled $1,984,600 for fiscal year 2012, representing an increase of $72,500, or 4%, as compared to $1,912,100 for fiscal year 2011. The increase in general and administrative expenses was primarily due to an increase in salary and benefits to administrative staff.

FOREIGN TERRITORY OPERATIONS: General and administrative expenses for our Foreign Territory equaled $2,251,700 in fiscal year 2012, representing a decrease of $317,200, or 12%, as compared to $2,568,900 for fiscal year 2011 mainly due to reduced depreciation expenses caused by a reduction in the value of depreciable assets.

OTHER EXPENSES

Other expenses, including interest expenses, totaled $374,100 in fiscal year 2012, representing a decrease of $61,800, or 14%, as compared to $435,900 in fiscal year 2011. Such decrease was partly due to a reduction in interest and increased profit from sale of assets.

INCOME TAXES

We incurred an income tax expense of $2,700, related to United States operations, for fiscal year 2012, as compared to expense of $7,100 for fiscal year 2011.

NET INCOME

Due to factors described above, our net income for fiscal year 2012 prior to accounting for foreign currency translation adjustments was $558,400, an increase of $509,000 as compared to $49,400 for fiscal year 2011. After taking into account a negative foreign currency translation adjustment of $117,200 for fiscal year 2012, compared to a negative adjustment of $8,100 for fiscal year 2011, our comprehensive income in fiscal year 2012 was $441,200, as compared to $41,300 in fiscal year 2011.

RETAIL OPERATIONS

We operate a tasting room and merchandise store where we serve our brews on tap. We also sell various items of apparel and memorabilia bearing the Company’s trademarks, which creates further awareness of our beers and reinforces our branding. Although sales revenues from retail operations are not significant ($256,600 in 2012 and $207,700 in 2011), we view them as a marketing opportunity for our products.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah and Saratoga Springs facilities has continued to place demands on our working capital. Since we commenced operations at our Ukiah brewery, proceeds from our operations have not been able to provide us with sufficient working capital.

On December 31, 2012, we had cash and cash equivalents of $198,500, an accumulated deficit of $13,830,700, and a working capital deficit of $2,913,000 as the result of prior losses from the operations of UBIUK and KBEL, primarily in the United Kingdom. During 2012, we operated profitably, generating $468,100 in cash flow from operations. In response to the losses incurred in connection with our international operations, UBHL, our indirect majority shareholder, issued a letter of financial support on KBEL’s behalf on February 15, 2011, on March 2, 2012 and on March 22, 2013 (each, a “Letter of Support”). Under the terms of the Letters of Support, UBHL agreed to provide funding to KBEL on an as needed basis to enable KBEL to meet its financial obligations as they fall due. There is no maximum limit on the amount of funding to be provided by UBHL to KBEL under the terms of the Letters of Support, however, such funding is subject to compliance with applicable exchange control regulations and other applicable laws and regulations regarding the transfer of funds from India to the United Kingdom. The Letter of Support dated March 22, 2013 was issued for a twelve month minimum period. The type of financial support to be provided by UBHL and the terms of such financial support is not specified in the Letters of Support. Our Management intends to seek UBHL’s consent to keep the current Letter of Support in force beyond the minimum period, if necessary, or request that UBHL issue a new letter of support for the period after such minimum period. If UBHL does not agree to keep the Letter of Support in force following the minimum specified period or is unwilling to meet its obligations under the Letter of Support, it could result in a material adverse effect on KBEL and UBIUK’s financial condition and thus on our consolidated results of operations and could affect KBEL, UBIUK’s and potentially our ability to continue operations. Our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

Our Management has taken several actions to enable us to meet our working capital needs through March 31, 2014, including reductions in discretionary expenditures, optimization of pricing and discounts to increase margins, and the expansion of our business in new territories. In addition, we continue to seek additional brewing contracts in an effort to utilize a portion of our excess production capacity. We may also seek additional capital infusions to support our operations.

We have several loans, lines of credit, other credit facilities and lease agreements which are currently outstanding (collectively, “Indebtedness”). Certain of the agreements governing our Indebtedness contain cross-default provisions which may cause an event of default under one agreement to result in an event of default under a separate agreement. In addition, under certain of the agreements governing our Indebtedness, a material adverse change in our financial condition may result in an event of default. In case of an event of default, the agreements provide the lenders with several rights and remedies, including, but not limited to, acceleration and termination of the facility, implementation of default interest rates, and secured party rights with respect to the collateral (including the power to sell such collateral). Substantially all of our assets, including the real property in Ukiah, are pledged as collateral pursuant to the terms of the agreements governing our Indebtedness. If we are in default under our secured credit facilities, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

We are currently making timely payments of principal and interest relating to our Indebtedness as such Indebtedness becomes due, and anticipate that we will continue to make such timely payments in the immediate future. However, if we fail to maintain any of the financial covenants under the various agreements governing our Indebtedness, fail to make timely payments of amounts due under our Indebtedness, or commit any other breach resulting in an event of default, such events of default (including cross-defaults) could have a material adverse effect on our financial condition. In case of the acceleration and termination of our existing Indebtedness, we would likely need to obtain replacement financing. If we are unable to obtain such replacement financing, it may result in a material adverse effect on our financial condition and our ability to continue operations. In addition, remedies available to secured parties relating to our assets that have been pledged as collateral could have a material adverse effect on our financial conditions and operations.

We have significantly revamped our operations in the Foreign Territory including, but not limited to, improvements in organizational structure, changes in customer pricing policy to increase sales realization, and stricter control on costs and receivables to improve operational results. We continue to explore new contract brewing opportunities to increase revenue. However, there can be no assurance that we will be able to increase sales to provide cash for operating activities. Our future working capital requirements will depend on many factors, including the rates of our revenue growth, our introduction of new products and our expansion of sales and marketing activities. To the extent our available cash is insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements, or public or private equity or debt financings. We may also need to raise additional funds in the event we determine in the future to acquire businesses or significant assets. We may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

Cash Flow Results:

Historically, we have funded our operations primarily with proceeds from issuances of preferred stock, Common Stock, debt financing, lease financing, and cash flows from operations.

Net cash provided by operations was $468,100 and $1,412,600 for 2012 and 2011 respectively. During the year ended December 31, 2012, the primary factors contributing to our calculation of net cash provided by operating activities were non cash expenses consisting primarily of depreciation expense of $1,090,000, net decrease in accounts payable and accrued liabilities of $1,223,300 and net income of $558,400.

During the year 2012, the value of our inventory increased by $110,900 compared to increase of $42,900 during the year 2011. Fluctuations in inventory are normal for our operations and industry and are typically not indicators of any material contributing cause. The decrease in accounts payable for the year 2012 compared to 2011 was attributable to payments made to Shepherd Neame to bring down amounts owed.

Increases and decreases in inventories, prepaid accounts, deposits and accrued liabilities over the course of the year are due to normal operational fluctuations during the year.

Net cash used in investing activities was $1,490,900 and $1,009,100, respectively, for 2012 and 2011. Such funds were used primarily for purchases of brewing, production and packaging equipment in the United States and beer dispensing equipment in the Foreign Territory.

Net cash provided by financing activities was $928,600 for 2012 compared to net cash used in financing activities of $173,900 in 2011. During 2012, we utilized the line of credit to purchase equipment in the United States and for working capital in the United Kingdom. Financing activities also include borrowing on long term debt, debt payments and lease installments.

DESCRIPTION OF OUR INDEBTEDNESS:

Cole Taylor Facility

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Agreement”) with Cole Taylor. The Agreement provides a credit facility, with a maturity date of June 23, 2016, of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery & equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. At the time that a loan or advance is made, the Company may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan or the capital expenditure term loan, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. The Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority security interest in all of MBC’s and Releta’s personal property and a first mortgage on our Ukiah, California property, among other assets of MBC and Releta. Our obligations under the Agreement are subject to acceleration upon the occurrence of an event of default under the Agreement.

On March 29, 2013, MBC and Releta entered into a First Amendment (the “Amendment”) to the Agreement.

The Amendment clarifies the method by which the fixed charge coverage ratio shall be calculated. To the extent MBC and Releta may have been in breach of the covenants related to the fixed charge coverage ratio for certain periods, Cole Taylor Bank has agreed in the Amendment that such breach is waived and that no event of default has occurred by reason of such breach. The Amendment is attached to this Annual Report as Exhibit 10.112.

Master Line of Credit. On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide us with a line of credit with a principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen (13) separate advances to us under the Credit Agreement and one additional advance on March 2, 2005 on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the “UBA Notes”). UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement (the “Extension Agreement”). The Extension Agreement confirms UBA’s extension of the terms of the UBA Notes for a period ending on June 30, 2012 with automatic renewals after such maturity date for successive one year terms, provided that either MBC or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. MBC did not receive or deliver a notice of election not to extend the term prior to the expiration of the period ending June 30, 2012, so the current term has been extended until June 30, 2013.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA’s discretion, into shares of our unregistered Common Stock at a conversion rate of approximately $1.50 per share for the notes issued pursuant to the Credit Agreement. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to all conversion rate protection as set forth in the UBA Notes issued by us up to that date. In 2011, the principal and interest owed pursuant to the convertible promissory note dated March 2, 2005, which was not covered by the Confirmation of Waiver, was adjusted to $1.44 per share.

As of December 31, 2012, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,288,102 shares of our Common Stock. However, the current market price of our Common Stock is substantially less than the conversion rate, and it is likely that any conversion would occur at market prices at the time of conversion.

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

During the fiscal years 2012 and 2011, the greatest aggregate amount of principal outstanding on the UBA Notes was $1,915,400. No principal or interest was paid during fiscal years 2012 or 2011. As of February 28, 2013, the aggregate outstanding principal amount of the UBA Notes was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,506,500, for a total amount outstanding of $3,421,900, convertible in to 2,298,159 shares of our Common Stock. As of February 28, 2013, UBA beneficially owned approximately 24.5% of our outstanding Common Stock (excluding any shares issuable upon conversion of the UBA Notes). Our Chairman, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBA.

OTHER LOANS AND CREDIT FACILITIES

ROYAL BANK OF SCOTLAND FACILITY: On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided KBEL with an approximately $2.8 million (£1,750,000) maximum revolving line of credit with an advance rate based on 80% of KBEL’s qualified accounts receivable. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon six months’ written notice.

SHEPHERD NEAME LOAN: Shepherd Neame has a contract with KBEL to brew Kingfisher Premium Lager for our European Territory. Shepherd Neame had advanced a loan of £600,000, or approximately $960,000, to KBEL, which was repaid in annual installments of £60,000, or approximately $96,000 per year, ending in June 2012. The loan, which is now fully repaid, carried a fixed interest rate of 5% per year. (For more information about this loan see “Item 13. - Certain Relationships and Related Transactions, and Director Independence — Loan Agreement”.)

WEIGHTED AVERAGE INTEREST: The weighted average interest rates paid on our debts incurred in connection with the North American Territory were 4.9% for fiscal year 2012 compared to 5.3% for fiscal year 2011. For loans primarily associated with our Foreign Territory, the weighted average interest rate paid was 3% for fiscal years 2012 and 2011.

KEG MANAGEMENT ARRANGEMENT: We entered into a keg management agreement (the “Keg Agreement”) with MicroStar Keg Management LLC (“MicroStar”) for a five year term effective September 1, 2009. Under this arrangement, MicroStar provides us with half-barrel kegs for which we pay a filling and use fee. Distributors return empty kegs to MicroStar instead of to us. MicroStar then supplies us with additional kegs. In case of a change of control of MBC during the term of the Keg Agreement, MicroStar shall have an option to terminate the Keg Agreement by providing the Company with written notice within 45 days following the effective date of the change of control. If the Keg Agreement is terminated, MicroStar shall have an option to require the Company to purchase four (4) times the average monthly quantity of MicroStar kegs delivered to the Company during the six month period preceding the effective date of the termination of the Keg Agreement. We anticipate financing the purchase of such kegs through debt or lease financing, if available. However, there can be no assurance that we will be able to finance the purchase of such kegs. Failure to purchase the necessary kegs from MicroStar upon the termination of the Keg Agreement is likely to have a material adverse effect on both our business (if we are unable to find a comparable supplier) as well as on our working capital (if we are required to purchase the kegs upon early termination and are unable to obtain adequate financing).

CURRENT RATIO: Our ratio of current assets to current liabilities on each of December 31, 2012 and December 31, 2011 was 0.7 to 1.0 and our ratio of total assets to total liabilities as of those dates was 1.1 to 1.0.

RESTRICTED NET ASSETS. Our wholly-owned subsidiary, UBIUK, had cumulative losses of approximately $2,339,000 as of December 31, 2012. Under KBEL’s line of credit agreement with Royal Bank of Scotland, distributions and other payments from our subsidiaries to us are not permitted if the retained earnings drop below approximately $1,600,000.

RELATED PARTY TRANSACTIONS: Over the last several years, MBC and our subsidiaries have entered into or amended several agreements with affiliated and related entities. Among such agreements have been a Brewing Agreement and a Loan Agreement between KBEL and Shepherd Neame; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and KBEL; a Distribution Agreement between UBIUK and KBEL; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBIUK and UB Limited. (For more information on these agreements please see “Item 13. — Certain Relationships and Related Transactions, and Director Independence”.)

OFF-BALANCE SHEET ARRANGEMENTS

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following chart sets forth our contractual obligations as of December 31, 2012.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Secured line of credit	$3,159,700	$3,159,700	-	-	-
Long Term Debt Obligations	4,432,400	450,000	900,000	3,082,400	-
Capital Lease Obligations	3,200	3,200	-	-	-
Operating Lease Obligations	668,300	320,400	313,100	34,800	-
Purchase Obligations	2,472,800	2,155,800	252,400	64,600	-
Notes to Related Parties	3,407,000	-	-	3,407,000	-
Total	$14,143,400	$6,089,100	$1,465,500	$6,588,800	$-

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 1 to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. The Company recognizes revenue from the brewing and distribution operations in accordance with Accounting Standards Codification (“ASC”) 605 of the Financial Accounting Standards Board (“FASB”). The Company recognizes revenue from product sales, net of discounts.

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

Cash at UBIUK was translated at exchange rates in effect on December 31, 2012 and 2011, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax benefits for the years ending December 31, 2012 and 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes. The standard is effective for fiscal years beginning after December 15, 2012. The Company does not believe that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements. The Company plans to adopt this guidance beginning in the first quarter of 2013.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) which simplifies the impairment test for indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amounts as a basis for determining whether it is necessary to perform a quantitative valuation test. ASU No. 2012-02 is effective for fiscal years and interim periods beginning on or after September 15, 2012. The Company conducted its annual impairment assessment as of October 1, which included adoption of this guidance. The adoption of this guidance on October 1, 2012 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the Securities and Exchange Commission (“SEC”) did not or are not believed by Management to have a material impact on the Company’s present or future financial statements.

ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is set forth on Pages F-1 through F-25 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Management team, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the last day of the fiscal period covered by this Annual Report, December 31, 2012. The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

●	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of Management and directors of the issuer; and

●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with existing policies or procedures may deteriorate.

In accordance with the internal control reporting requirements of the SEC, Management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2012. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the SEC’s guide entitled “Sarbanes-Oxley Section 404: A Guide for Small Business”. As a result of this assessment and based on the criteria in the COSO framework and SEC guidance, Management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

We are not required to provide an attestation report on our internal control over financial reporting because we are not an accelerated filer or a large accelerated filer.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred in the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages as of February 28, 2013, and certain information regarding each of our current directors and executive officers:

Name	Age	Position(s)	Director Since**
Scott R. Heldfond *+	68	Director	2005
Michael Laybourn+	74	Director	1993
Vijay Mallya, Ph.D.	57	Director and Chairman of the Board	1997
Jerome G. Merchant*	51	Director	1997
Mahadevan Narayanan	55	Chief Financial Officer and Secretary	N/A
Sury Rao Palamand, Ph.D.	82	Director	1998
Kent D. Price*+	69	Director	1998
Yashpal Singh	67	Director, President and Chief Executive Officer	1997

**	All directors are elected by our shareholders at the Annual Meeting to serve until the following Annual Meeting. Currently, there are no arrangements or understandings between (i) any of the directors and any other person pursuant to which any director was or is to be selected as a director or (ii) any of the executive officers and any other person pursuant to which any executive officer was or is to be selected as an executive officer. We have entered into an employment agreement with our Chief Executive Officer pursuant to which his term of employment has been extended until September 30, 2015. Our Chief Financial Officer does not have any set date for the expiration of his term of office.

*	Member of the Audit/Finance Committee.

+	Member of the Compensation Committee.

Mr. Scott Heldfond joined the Board in January 2005. He was a Director of NASDAQ Insurance Group, LLC, a national insurance brokerage and consulting firm owned by the NASDAQ Stock Market prior to the firm’s sale to Aon Risk Services in 2009. Mr. Heldfond currently services as a Director at Aon Risk Services. Mr. Heldfond has also served as the Managing Partner of eSEED Capital, LLC, a technology-focused merchant banking firm since 1999. He also served as President and Chief Executive Officer of Frank Crystal & Co. of California, a New York-based insurance brokerage firm from 1995 to 1999, as Chairman of Hales Capital LLC, an investment banking firm from 1994 to February 1997 and as President of AON Real Estate & Investments. Mr. Heldfond also served as a Director of HomeGain, Inc. (later sold to Classified Ventures), a private venture backed company and currently serves as a Director of UBICS Inc., a NASDAQ traded firm that provides information technology staffing and solutions for domestic and international businesses. Mr. Heldfond also served as a Director of Galoob Toys, which was the third largest toy manufacturer before its sale to Hasbro. Mr. Heldfond holds an undergraduate degree from the University of California, Berkeley and a J.D. from the University of San Francisco Law School. He is a Mayoral appointed Commissioner of the Health Services Commission of the City and County of San Francisco. In addition, he serves as an advisor to or on the board of directors of a number of local, statewide, and national charitable and community service organizations. Mr. Heldfond is the retired Honorary Consul General to the United States for the Republic of Rwanda. Mr. Heldfond’s expertise in risk management and insurance matters, in particular, led to his selection as a member of the Board.

H. Michael Laybourn, co-founder of the Company, served as the Company’s President from its inception in 1983 through December 1999, and as its Chief Executive Officer from inception through October 1997. Mr. Laybourn was elected as a Director in November 1993 when the Company began the process of converting from a limited partnership to a corporation and served as Chairman of the Board from June 1994 through October 1997. Mr. Laybourn is a former Vice President of the California Small Brewers Association and a former Chairman of the board of directors of the Brewers Association of America. Mr. Laybourn holds a Bachelor of Fine Arts degree from Arizona State University. Mr. Laybourn’s expertise in craft brewing, in particular, led to his selection as a member of the Board.

Dr. Vijay Mallya, Ph.D., became Chairman of the Board in October 1997 and was MBC’s Chief Executive Officer until January 2005. Dr. Mallya is a well known industrialist and the Chairman of UBICS, Inc., United Breweries Limited, United Spirits Limited, Whyte & Makay Limited, United Breweries (Holdings) Limited (which is the indirect beneficial owner of two of MBC’s largest shareholders (United Breweries of America, Inc. and Inversiones Mirabel S.A.)), Kingfisher Airlines Limited, UB Engineering Limited, Mangalore Chemicals and Fertilizers Ltd., and other affiliated companies (collectively the “UB Group”). The UB Group is comprised of businesses in the following sectors: alcoholic beverages, life sciences, engineering, agrochemicals, information technology, fertilizers, print media, civil aviation and infrastructure development. United Breweries Limited and United Spirits Limited are two of Asia’s leading beer and spirits companies. Dr. Mallya is also a keen sportsman and an ardent aviator and yachtsman. He participates and supports several sporting activities worldwide, including the Force India F1 Formula One Motor Racing Team, the United East Bengal Football Team and the United Mohun Bagan Football Team. He also sits on the boards and committees of several foreign companies and organizations including companies comprising the UB Group, The Institute of Economic Studies (India), the Federation of the Indian Chamber of Commerce and Industries and Motorsports Association of India. Dr. Mallya has been the recipient of many prestigious awards and accolades, including being nominated to the Global Leaders of Tomorrow by the World Economic Forum, receiving the Légion d’ Honneur from the Government of France in 2008 and the Outstanding Business Leader Award from the Associated Chambers of Commerce and Industry of India in 2009. Dr. Mallya was recently elected to serve as a member of the Upper House of the Indian Parliament for the second time. Dr. Mallya holds a Bachelor of Commerce degree from the University of Calcutta in India and an honorary Doctorate in Business Administration from California Southern University, Santa Ana. Dr. Mallya’s knowledge and expertise in the global alcoholic beverage industry were significant in his selection as a member of the Board as well as his appointment as Chairman.

Jerome G. Merchant became a director in October 1997 and was Chief Financial Officer of the Company from November 1997 to October 1998. Mr. Merchant served as the Strategic Planning Consultant to the Chairman’s Office of the Company from July 1996 until January 2007. Mr. Merchant is a Managing Director with Kinetic Advisors, LLC, a boutique mid-market investment advisory company. He has over 20 years of experience in investment banking and capital raising transactions. Previously, he held executive positions at McGladrey Capital Markets, Citigroup and MetLife Investors. Mr. Merchant has advised the investment division and clients of Citibank and Smith Barney, amongst others. In executive and strategic planning capacities, he has advised public and private companies and institutional and high-net worth investors. Between April 1993 and December 2003, Mr. Merchant served in various senior capacities for Cal Fed Investments, a wholly owned subsidiary of Cal Fed Bank. Previously, Mr. Merchant directed the west coast capital raising for a private equity group focused on equity oriented management buyouts and strategic acquisitions. He received his B.S. degree in Managerial Economics-Finance from the University of California, Davis. Mr. Merchant’s expertise in capital raising and financial markets contributed to his selection as a member of the Board.

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

Sury Rao Palamand became a director of MBC in January 1998. Dr. Palamand is a director and partner of Summit Products, Inc., a beverage development and consulting company serving the food and beverage industry. He is also a director and partner in the Historic Lemp Brewery and is involved in the development of microbreweries and brewpubs, and in the restoration of historic buildings. Dr. Palamand has over 40 years of experience in the brewing industry and has published numerous scientific and technical papers on beer and other fermented beverages in various technical journals in the United States and abroad. He is an associate member of the Institute of Brewing, London and is a member of several brewing organizations in the United States. In addition, Dr. Palamand possesses technical and technological expertise in wine making as well as in the development of soft drinks. Prior to joining the Company as a director, Dr. Palamand served as Director of Beer and New Beverage Development at Anheuser-Busch Companies, Inc. Dr. Palamand holds a Bachelor of Science degree from the University of Mysore, India, a Master of Science degree in Applied Chemistry from the University of Bombay, India and a Masters degree in Food Microbiology and a Ph.D. degree in Food and Flavor technology from Ohio State University, Columbus, Ohio. Dr. Palamand is listed in the MARQUIS WHO’S WHO in America and in the WHO’S WHO in the Midwest. In particular, Mr. Palamand’s technical expertise in fermented beverages was an important criteria in his selection as a member of the Board.

Kent D. Price became a director in January 1998. Kent Price is a founder and President of Parker Price Venture Capital. Mr. Price was a Rhodes Scholar at Oxford University, attended the University of Montana, the University of California, Los Angeles and Harvard Business School. Mr. Price is a member of the board of directors of the University of Montana and a member of its Investment Committee. Mr. Price is the chairman of Fluid Inc., a technology enhanced service company that is a leader in the development of eCommerce sites. Mr. Price has extensive operational experience, including as Chief Executive Officer of The Chloride Group, a global battery company, Chief Executive Officer of the Bank of San Francisco, General Manager of Banking, Finance and Securities Group at IBM, Chief Financial Officer at the Bank of New England, Executive Vice President of the Bank of America and a senior officer at Citibank. He has lived and worked in England, Germany, Ireland, Nigeria, Ivory Coast, Taiwan, Hong Kong, Japan and Singapore as well as the United States. He has served on various boards of directors of companies based in the UK, India, South Africa, Hong Kong, Taiwan, China and the United States. Mr. Price currently serves on the board of directors of UBICS (a NASDAQ listed company). Mr. Price served as a Captain in the United States Air Force. Mr. Price’s banking and financial expertise was important in his selection as a member of the Board.

Yashpal Singh became a director of MBC in October 1997 and served as the Company’s Executive Vice President and Chief Operating Officer beginning in April 1998. Mr. Singh became the Company’s President in January 2000 and its Chief Executive Officer in January 2005. From May 1997 to March 1998, Mr. Singh served as Executive Vice-President- Operations for UBA, one of MBC’s major shareholders. Between 1964 and 1990, Mr. Singh served in various capacities including as Head Brewer and Chief Executive Officer of a large alcoholic beverage corporation in India. Between 1990 and 1997, Mr. Singh also served as Senior Vice President-Operations for United Breweries Ltd., an Indian Corporation, where he was responsible for the operations of 12 breweries, the establishment of new green-field projects, and technical and operational evaluations of potential acquisition opportunities worldwide. Mr. Singh holds a Bachelor’s degree in Science from Punjab University in India, a Diploma in Brewing from the Institute of Brewing and Distilling in London and has extensive training in the fields of Brewing, Malting, and Mineral Water Technology. Mr. Singh is an Associate member of the Institute of Brewing, London, a member of the Master Brewers Association of America, and was a former executive member of the Managing Committee of the All India Brewer’s Association. Mr. Singh has over 47 years of varied experience in the brewing industry. Mr. Singh’s long standing technical and management expertise in brewing led to his selection as a member of the Board.

FAMILY RELATIONSHIPS

There are no family relationships among any of the directors and executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of the Forms 3, 4 and 5 furnished to us during and with respect to fiscal year 2012, we are not aware of any untimely filing by a director, officer, or greater than 10% beneficial owner of the reports required by Section 16(a) of the Exchange Act during our most recent fiscal year.

AUDIT COMMITTEE

We have a separately-designated standing Audit/Finance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Jerome G. Merchant, Scott R. Heldfond and Kent D. Price serve as the committee members of the Audit/Finance Committee.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board has determined that Mr. Kent D. Price, a member of our Audit/Finance Committee, is both an independent Director and qualifies as an “audit committee financial expert” as that term is defined in the Exchange Act, and pursuant to the rules and regulations promulgated by the SEC.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our Chief Executive Officer (principal executive officer), Chief Financial Officer (chief financial officer), and principal accounting officer. The Code of Ethics is posted on our website at www.mendobrew.com. We intend to disclose future amendments to certain provisions of our Code of Ethics, or waivers of such provisions granted to executive officers and directors on our website within four (4) business days following the date of such amendment or waiver. Any person desiring a free copy of the Code of Ethics should send a written request to our Secretary, Mahadevan Narayanan, at our principal executive office located at 1601 Airport Road, Ukiah, CA 95482.

DIRECTORS’ NOMINATIONS

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board.

Corporate Governance

Director Independence

The Board has determined that the following directors qualify as “independent” in accordance with the published listing requirements of NASDAQ: Mr. Heldfond, Mr. Laybourn, Mr. Palamand, Mr. Merchant and Mr. Price. Mr. Singh is not “independent” because he is an employee of MBC. Dr. Mallya is not independent since he has received payments in excess of the applicable threshold from the Company during the last three (3) years. Prior to 2007, Mr. Merchant provided certain consulting services to the Company, however, given the timing and nature of such services as well as the amount of compensation provided in relation thereto, the Board has determined that Mr. Merchant meets the criteria for being an “independent director”.

The NASDAQ rules contain both objective tests and a subjective test for determining who is an “independent director.” The objective tests provide that a director is not considered independent if he (i) is an employee of the Company (or a parent or subsidiary) (or has been in the past three (3) years); (ii) has accepted (or a family member has accepted) compensation from the Company in excess of $120,000 during any period of twelve (12) consecutive months within the preceding three (3) year period (subject to certain exceptions); (iii) has a family member that was employed as an executive officer of the Company (or a parent or subsidiary) during the past three (3) years; (iv) is (or a family member is) a controlling shareholder or an executive officer of an organization to which the Company made or received payments in the current year or at any time during the past three (3) years that exceed the greater of (a) five percent (5%) of the recipient’s consolidated gross revenues or (b) $200,000 for that year; (v) is (or has a family member who is) employed as an executive officer of another entity where at anytime during the past three (3) years any of the executive officers of the Company serve on the compensation committee of such other entity; or (vi) is (or has a family member who is) a current partner of the Company’s outside auditor who worked on the Company’s audit at anytime during any of the past three (3) years. The subjective test is based on the standard that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Leadership Structure

Since January 2005, the Company has separated the roles of Chairman of the Board and Chief Executive Officer. From 1997 until January 2005, Dr. Vijay Mallya served as both the Chief Executive Officer as well as Chairman of the Board of Directors of MBC. The Board of Directors believes that the separation of the roles of Chief Executive Officer and Chairman of the Board provides the Company with additional processes, controls and oversights that facilitate the functioning of the Board of Directors and its decision-making in the best interests of MBC and its shareholders. In addition, the separation of the roles of Chairman and Chief Executive Officer permit the holders of such offices to focus on the fundamental duties and specialized nature of the respective office. MBC’s Chairman, Dr. Vijay Mallya, and the Board of Directors works together with the Chief Executive Officer to develop MBC’s strategic goals. Dr. Mallya also acts as an international brand ambassador and presides over the Board of Directors meetings at which he is present. MBC’s Chief Executive Officer, Yashpal Singh, is responsible for the day-to-day oversight of the MBC’s performance and the brewing operations. Mr. Singh is also responsible for the implementation of MBC’s strategic goals. The Board of Directors may review its leadership structure from time to time and implement any changes that it deems appropriate to respond to the needs of the Company.

Risk Oversight

The Audit/Finance Committee and Compensation Committee play key roles in the Board of Director’s risk oversight function as such committee members are all Non-Employee Directors. The Committee system provides an independent level of protection with regards to MBC’s decision-making processes and an additional mechanism for the oversight of MBC’s risk management controls and procedures. The Board of Directors as a whole will continue to monitor MBC’s general and specific risks and take action to manage such risk as it deems appropriate or necessary.

Board of Directors’ and Committee Meetings

During the fiscal year ended December 31, 2012, the Board of Directors held one meeting, the Audit/Finance Committee held four meetings and the Compensation Committee held one meeting. No director attended fewer than 75% of the aggregate of the total number of meetings of the Board of Directors and any committees of which such Director was a member.

Listed below are the committees of the Board of Directors, along with the names of the Directors who served as members of each committee during 2012.

Audit/Finance Committee. The Board of Directors has a standing Audit/Finance Committee.

Messrs. Merchant, Price, and Heldfond serve as the members of the Audit/Finance Committee (established in accordance with Section 3(a)(58)(A) of the Exchange Act). This committee met four times during fiscal year 2012. The Audit/Finance Committee reviews, acts on, and reports to the Board of Directors with respect to various auditing, accounting and finance matters, including the selection of the Company’s auditors, the scope of the annual audits, the fees to be paid to the auditors, the performance of the Company’s auditors, and the accounting practices of the Company. In the judgment of MBC’s Board of Directors, the members of the Committee are “independent,” as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules and also meet the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

Nominating Committee. Due to its limited size, the Board of Directors does not have a nominating committee or a committee performing similar functions. Instead, all of the Directors participate in the director nomination process. A few of MBC’s Directors may not meet the criteria to qualify as “independent” under the rules of NASDAQ or under the applicable rules of the other national securities exchanges.

Compensation Committee. Messrs. Heldfond (Chair), Price, and Laybourn served on MBC’s Compensation Committee for the fiscal year ended December 31, 2012. The Compensation Committee considers all matters of compensation with respect to the chief executive officer, president, any vice president, and any other senior executive, and makes recommendations to the Board of Directors regarding the compensation of such persons. The Compensation Committee also makes determinations with respect to the granting of stock awards to directors who are also employees of MBC. The Compensation Committee Chair held two meetings during the year 2012.

ITEM 11.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the annual compensation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), who are the only MBC employees whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2012.

Neither of these executive officers has been issued equity shares or stock options as compensation to date.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)*	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Yashpal Singh President and Chief Executive Officer	2012	304,000	27,500	-	-	-	-	17,000	348,500
	2011	264,400	26,500	-	-	-	-	19,500	310,400

Mahadevan Narayanan Chief Financial Officer and Corporate Secretary	2012	181,100	16,500	-	-	-	-	22,400	220,000
	2011	157,500	15,900	-	-	-	-	22,200	195,500

*	Other compensation includes use of company vehicle, health care reimbursement for the executive and his immediate family and vacation reimbursement.

Compensation Narrative

The Compensation Committee of the Board determines and administers the compensation for our executive officers. The Compensation Committee reviews and determines all components of the executive officers’ compensation, including making individual compensation decisions and reviewing and revising compensation guidelines as appropriate. The Compensation Committee also consults with the Chief Executive Officer regarding revisions to the compensation of the Chief Financial Officer and other non-executive employees, as appropriate.

We have entered into an Employment Agreement with our Chief Executive Officer that sets forth the terms of his employment and provides for certain benefits. The term of the agreement was extended to September 30, 2015. We do not currently have an employment agreement in place with our Chief Financial Officer. We do not have any severance payment arrangements other than with the Chief Executive Officer. We have agreed to reimburse travel expenses for the Chief Executive Officer and his family to return to their home country upon the termination of the Chief Executive Officer’s employment with us. In addition, if the Chief Executive Officer is terminated either with or without cause without 12 months’ notice, he is entitled to be paid an amount equal to twelve months of his base salary. We do not have any payment arrangements that would be triggered by a “change in control” of MBC.

Total compensation for the Chief Executive Officer and Chief Financial Officer consists of base salary, annual cash bonus payments, health benefits for the executive officer and his immediate dependent family members, use of company vehicle, vacation reimbursement and, with respect to the Chief Executive Officer only, life insurance.

Elements of Compensation

MBC selected elements of compensation to provide incentives for its executive officers to relocate to the United States from India. In so doing, MBC reviewed the compensation packages of its executive officers at their prior positions in India, so that comparable packages could be provided.

Base Salary

The Compensation Committee establishes executive officers’ base salaries on an annual basis. Given our stock performance and financial situation, there is currently no salary component directly tied to our stock price or to our financial performance. Effective as of January 1, 2012, the Compensation Committee increased the annual base salary of the Chief Executive Officer and the Chief Financial Officer to $304,000 and $181,100 respectively.

Annual Cash Bonus

The compensation packages for the Chief Executive Officer and the Chief Financial Officer also contain a component providing for payment of annual cash bonuses. Given MBC’s past working capital constraints, the Compensation Committee historically determined that a percentage of the cash compensation of the executive officers would be in the form of annual cash bonuses that could be disbursed following the completion of the applicable fiscal year. In the past few years. approximately 10% of the cash compensation paid to each of the Chief Executive Officer and the Chief Financial Officer was paid in the form of a bonus rather than as salary.

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

Retirement Plans

On August 27, 2009, we entered into a certain Separation and Severance Agreement (the “Agreement”) with Mr. Yashpal Singh, our President and Chief Executive Officer.

Pursuant to the terms of the Agreement, upon Mr. Singh’s (i) termination of employment for Good Reason (as defined in the Agreement), (ii) termination of employment at the end of the employment term, (iii) death, (iv) disability or (v) termination by us without Cause (as defined in the Agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of (x) 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by (y) the number of years (on a pro rated basis) he had been employed by the us at the Termination Date (as defined in the Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Singh’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). In addition, we agreed to pay COBRA premiums for Mr. Singh and his spouse until the earlier of (i) the effective date on which he obtains comparable health insurance from a subsequent employer or (ii) eighteen (18) months following his Termination Date. Mr. Singh shall also be entitled to accrued salary, vacation time and benefits as set forth in Mr. Singh’s employment agreement.

If Mr. Singh’s employment is terminated without Cause, in addition to the severance payment described above, he shall also receive either (i) 365 days prior written notice or (ii) a lump sum payment equal to twelve (12) months of his base salary at the rate in place at the Termination Date (the “Notice Payment”).

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

For purposes of illustrating the potential amounts payable to Mr. Singh under the Severance Agreement, assuming a termination date of December 31, 2012, Mr. Singh would have received the following approximate amounts of compensation for the applicable triggering event: termination by the Company for Cause - $304,000; completion of term of Employment Agreement - $760,100 plus COBRA payments; termination due to disability or death - $760,100 plus COBRA payments; termination by Mr. Singh for Good Reason - $760,100 plus COBRA payments; or termination by the Company without Cause - $1,064,100 plus COBRA payments.

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

DIRECTORS’ COMPENSATION FOR THE YEAR 2012

Dr. Vijay Mallya, Chairman of the Board, is paid $120,000 per year by MBC for services rendered as Chairman, and £89,600 per year (approximately $143,700 in United States dollars at the average exchange rate for the year 2012) by UBIUK for promoting our products in the Foreign Territory outside the United Kingdom.

Effective as of January 1, 2012, the Board adopted an amendment to the directors compensation plan (as amended, the “Amended and Restated Directors’ Compensation Plan”) with respect to the compensation of Non-Employee (as defined therein) members of the Board for their services as directors. The Amended and Restated Directors’ Compensation Plan was subsequently approved by the shareholders in January 2013. Under the terms of the Amended and Restated Directors’ Compensation Plan, each Non-Employee director receives a fixed annual retainer of $15,000 as well as additional fees of $1,250 per meeting of the Board and $1,250 per committee meeting attended. The chairs of the Compensation Committee and the Audit/Finance Committee each receive $4,500 in fees for acting as chairpersons of such committees. In addition, each Non-Employee Director on January 1 of each calendar year during the five year period commencing January 1, 2012 and ending December 31, 2016 shall receive an addition $2,000 per year.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Dr. Vijay Mallya	263,700		-	-	-		-	263,700
Kent Price	27,750	*	-	-	-		-	27,750
Sury Rao Palamand	17,000	+	-	-	-		-	17,000
Jerome Merchant	23,250	#	-	-	-		-	23,250
Scott Heldfond	29,000	##	-	-	-		-	29,000
Michael Laybourn	17,000	^	-	-	-		-	17,000

*	Fee for attending one Board meeting and four committee meetings calculated at $1,250 per meeting, $15,000 fixed annual retainer, $2,000 additional fixed retainer and $4,500 for acting as Chairman of Audit Committee. $6,750 of such fee was paid in the first quarter of 2013.

+	Fixed annual retainer of $15,000 and $2,000 additional fixed retainer. $5,000 of such fee was paid in the first quarter of 2013.

#

Fee for attending one Board meeting and four committee meetings calculated at $1,250 per meeting, $15,000 fixed annual retainer and $2,000 additional fixed retainer. $6,250 of such fee was paid in the first quarter of 2013.

##	Fee for attending one Board meeting and five committee meetings calculated at $1,250 per meeting, $15,000 fixed annual retainer, $2,000 additional fixed retainer and $4,500 for acting as Chairman of Compensation Committee. $7,000 of such fee was paid in the first quarter of 2013.

^	Fixed annual retainer of $15,000 and $2,000 additional fixed retainer. $5,000 of such fee was paid in the first quarter of 2013.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Heldfond (Chair), Price and Laybourn served on MBC’s Compensation Committee for the fiscal year ended December 31, 2012. Mr. Laybourn served as MBC’s President from inception in 1983 through December 1999 and its Chief Executive Officer from inception until October 1997. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Compensation Committee REPORT

The Compensation Committee has reviewed and discussed with Management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on the Compensation Committee’s review of and discussions with Management with respect to the Compensation Discussion and Analysis, our Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in MBC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The Compensation Committee

Scott R. Heldfond (Chair)

Kent D. Price

Michael Laybourn

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is provided in Item 5 above.

The following table sets forth certain information known to the Company regarding the beneficial ownership of MBC’s Common Stock and Series A Preferred Stock as of February 28, 2013, for each shareholder known by us to own beneficially 5% or more of the outstanding shares of our Common Stock or Series A Preferred Stock:

Security Ownership of Certain Beneficial Owners
Name and Address	Amount and Nature of Beneficial Ownership (1)		Percent of Class
COMMON STOCK
United Breweries of America, Inc. 1050 Bridgeway, Sausalito, CA 94965	3,087,818	(2)	24.5%
Inversiones Mirabel S.A. Hong Kong Bank Building 6th Floor, Samuel Lewis Avenue P O Box 6-4298, El Dorado Panama City, Panama	5,500,000		43.6%
United Breweries (Holdings) Limited. 100/1, Richmond Road, Bangalore - 560 025, India	8,587,818	(2),(3)	68.1%
Vijay Mallya United Breweries of America, Inc. 1050 Bridgeway, Sausalito, CA 94965	8,587,818	(4)	68.1%

(1) Applicable percentages of ownership are based on 12,611,133 shares of Common Stock outstanding as of February 28, 2013.

(2) Does not include 2,298,159 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement (For additional information, see “Item 13. Certain Relationships and Related Transactions”). UBHL is the ultimate beneficiary of substantially all of the shares owned by both UBA and Inversiones.

(3) Includes all shares held by our two largest shareholders, UBA and Inversiones. UBHL is the beneficial owner of UBA and Inversiones because they are both controlled by Rigby International Corp., a company registered in the British Virgin Island, with primary offices at Vanterpool Plaza, 2nd Floor, Wickhams Cay I, Road Town, Tortola, British Virgin Island 2 and a mailing address c/o CAS SA, 12-14 Avenue, Riverdil, CH-1260, Lyon, Switzerland, (“Rigby”). Rigby is a wholly-owned subsidiary of UBHL.

(4) Includes all shares indirectly held by UBHL. Does not include 2,298,159 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnote (2) above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

The following table sets forth certain information known to the Company regarding the beneficial ownership of MBC’s Common Stock and Series A Preferred Stock as of February 28, 2013, for each director, each executive officer, and all directors and executive officers of MBC as a group. Except as otherwise noted, we believe that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Security Ownership of Management
COMMON STOCK	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Vijay Mallya	8,587,818	(2)	68.1%
H. Michael Laybourn	492,221		3.9%
Kent D. Price	428,401		3.4%
Sury Rao Palamand (3)	332,110		2.6%
Jerome G. Merchant	290,530		2.3%
Yashpal Singh	—		—
Scott R. Heldfond	257,275		2.0%
Mahadevan Narayanan	—		—
All Directors and executive officers as a group (8 persons)	10,388,355		82.4%

SERIES A PREFERRED STOCK
H. Michael Laybourn	6,100		2.7%
All Directors and executive officers as a group (8 persons)	6,100		2.7%

*Amount represents less than 1% of the outstanding securities of the class.

(1) Applicable percentages of ownership are based on (i) 12,611,133 shares of Common Stock outstanding as of December 31, 2012 and (ii) 227,600 shares of Series A Preferred Stock outstanding as of February 28, 2013.

(2) Includes all shares indirectly held by UBHL. Does not include 2,298,159 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnote (2) of Table 1 above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(3) Shares are held by a revocable trust for the benefit of Mr. Palamand’s immediate family and lineal descendants. Mr. Palamand serves as the trustee of the trust.

CHANGES IN CONTROL

There are no arrangements currently known to us which may result in a change in control of our Company at a future date.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During fiscal year 2012, we were a participant in the following transactions in which (i) the amount involved exceeded the lesser of (A) $120,000, or (B) one percent of the average of our total assets at year end for the last two completed fiscal years and (ii) a related person had or will have a direct or indirect material interest:

UBA Line of Credit

On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide us with a line of credit in a principal amount of up to $1,600,000. We have executed an Extension of Term of Notes under the Master Line of Credit Agreement (the “Extension Agreement”) with UBA. The UBA Notes have been extended until June 2012 with automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. No notice of election not to extend the term was received prior to the expiration of the period ending June 30, 2012, so the current term has been extended until June 30, 2013.

We have issued thirteen (13) promissory notes to UBA pursuant to the Credit Agreement between the Company and UBA and one note on substantially similar terms to UBA, but unrelated to the Credit Agreement, between September 1999 and March 2005. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to the conversion rate protection set forth in the UBA Notes then outstanding. Such waiver does not apply to the single note issued to UBA that was not related to the Credit Agreement on March 2, 2005. The aggregate outstanding principal amount of the UBA Notes as of December 31, 2012 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,491,600, for a total amount due of $3,407,000.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA’s discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share for the notes issued pursuant to the Credit Agreement and $1.44 for the note issued on March 2, 2005. As of December 31, 2012, the outstanding principal and interest on the UBA Notes was convertible into 2,288,102 shares of our Common Stock.

As of February 28, 2013, the aggregate outstanding principal amount of the UBA Notes was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,506,500. As of February 28, 2013, the entire amount of the outstanding principal and accrued but unpaid interest owed with respect to the UBA Notes was convertible into 2,298,159 shares of our Common Stock. As of February 28, 2013, UBA beneficially owns approximately 24.5% of our outstanding Common Stock (excluding any shares issuable upon the conversion of the notes issued to UBA). Our Chairman, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBA. During each of fiscal years 2012 and 2011, the largest aggregate amount of principal outstanding was $1,915,400. No principal or interest was paid during fiscal year 2012 or 2011.

License Agreement

In July 2001, we entered into a Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., a Delaware corporation affiliated with UB Limited, pursuant to which we obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. This agreement will remain in effect for as long as the Distribution Agreement (described below) between UBIUK and KBEL remains in effect. The Distribution Agreement is scheduled to expire in October 2018 but, pursuant to its amended terms, will no longer provide brewing and distribution rights in the United States. The Company plans to negotiate arrangements to continue to brew and distribute beer using the Kingfisher trademark. If the Company cannot obtain the right to brew and distribute beer using the Kingfisher trademark on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected.

Because our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UB Limited, the transactions represented by this license agreement may be deemed to be related party transactions.

The dollar value of the license agreement cannot be accurately estimated.

Shepherd Neame, Ltd.

As described more fully below, our principal European subsidiary, KBEL, is a party to a Brewing Agreement and a Loan Agreement with Shepherd Neame. Shepherd Neame and the Company may be deemed to be related parties with respect to the Brewing Agreement and the Loan Agreement because Mr. R.H.B. Neame (the Chairman of the board of directors of Shepherd Neame) was also our director at the time when the Brewing Agreement and the Loan Agreement were entered into and when the Brewing Agreement was subsequently amended. Further, Mr. David Townshend (a senior Shepherd Neame employee) was serving as the President of KBEL (pursuant to an agreement between KBEL and Shepherd Neame) and was also our director at the time when the Brewing Agreement and the Loan Agreement were entered into and when the Brewing Agreement was subsequently amended.

Brewing Agreement

On October 9, 1998, UBIUK and KBEL originally entered into a Brewing Agreement with Shepherd Neame, and on October 24, 2001, this agreement was amended by a Supplemental Agreement (together, the “Brewing Agreement”).

The Brewing Agreement, which was entered into (and amended) in conjunction with the Loan Agreement described below, grants to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, and distribute such products elsewhere in the Foreign Territory. UBIUK and KBEL further agreed that they would require any other distributor of such products (subject to applicable laws and regulations) to obtain such products directly from a company related to UBIUK or our subsidiaries and to refrain from seeking customers, or establishing a distribution network for such products, in the United Kingdom. In exchange, Shepherd Neame agreed to brew and/or supply Kingfisher Premium Lager and related products to KBEL for destinations within (and, with the consent of Shepherd Neame, outside) the United Kingdom. The price KBEL pays to Shepherd Neame for brewing Kingfisher Premium Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Premium Lager and other factors. Purchases from Shepherd Neame by KBEL equaled approximately $16,192,200 and $17,310,000 during the years 2012 and 2011 at the average exchange rate in effect during 2012 and 2011 respectively. Our Brewing Agreement with Shepherd Neame expires in October 2013.

The dollar value of the Brewing Agreement cannot be accurately estimated.

Loan Agreement

Concurrently with the Brewing Agreement described above, KBEL and Shepherd Neame entered into a Loan Agreement, under which on or about October 24, 2001, Shepherd Neame advanced to KBEL £600,000 (the full amount available under the Loan Agreement), at a fixed interest rate of 5%, for general corporate purposes. This loan was paid in ten annual installments of £60,000 each, commencing on June 30, 2003 and ending on June 2012, and is now fully paid. The aggregate amount of principal paid during each of 2012 and 2011 was £60,000 in each year, or $95,100 and $96,300 at the annual average exchange rate during 2012 and 2011, respectively. The largest amount of principal outstanding was £60,000, or $95,100 at the average annual exchange rate, in fiscal year 2012, and £120,000, or $192,500 at the average annual exchange rate, in fiscal year 2011. The interest paid on such loan was $2,400 in 2012 and $7,200 in 2011.

Distribution Agreement

UBIUK entered into a Distribution Agreement with its wholly-owned subsidiary KBEL on October 9, 1998. Under this agreement, which was subsequently amended by a Supplemental Agreement dated as of October 24, 2001 and a deed of variation dated March 11, 2013 and effective October 9, 2013 (together, the “Distribution Agreement”), UBIUK granted KBEL an exclusive sublicense for the distribution of all lager and other beer products brewed or prepared for sale in the United States and the Foreign Territory, and a sublicense to use the Kingfisher trademark and trade name, to manufacture, package, market, distribute, and sell beer and other products using the Kingfisher trademark and logo, and to enter into a Brewing License Agreement described below. The Distribution Agreement, which also requires KBEL to pay UBIUK a royalty fee of 50 British pence (approximately $0.80 at the average exchange rates in effect during fiscal year 2012) for every 100 liters (26 gallons) of beer brewed for sale in the Foreign Territory, will expire, with respect to the Foreign Territory sublicense, in October 2018. The sublicense with respect to the United States expires in October 2013. The royalty due to UBIUK for the year 2012 was approximately $61,700 and for the year 2011 was approximately $67,500.

Brewing License Agreement

Effective October 26, 2001, MBC entered into a Brewing License Agreement with KBEL, under the terms of which KBEL granted us an exclusive license to brew and distribute Kingfisher Premium Lager, in exchange for a royalty, payable to KBEL, of eighty cents ($0.80) for each case of Kingfisher Premium Lager sold by us under this agreement. The Brewing License Agreement expires pursuant to its terms in October 2018. Prior to October 9, 2013, the Brewing License Agreement covers the United States. Pursuant to a deed of variation, after October 9, 2013, the territories covered by the Brewing License Agreement are Canada and the Caribbean Islands. MBC plans to make arrangements to continue to brew and distribute Kingfisher Premium Lager in the United States after October 9, 2013. If MBC cannot make such arrangements on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected. The royalty due to KBEL pursuant to the Brewing License Agreement for the year 2012 was approximately $134,000 and for the year 2011 was approximately $124,700.

Market Development Agreement

Concurrently with the Brewing Licenses Agreement described above, MBC and KBEL entered into a Market Development, General and Administrative Services Agreement (the “Market Development Agreement”), under the terms of which KBEL engaged MBC to perform a variety of advertising, promotional, and other market development activities in the United States in connection with Kingfisher beer and related consumer products (the “Products”), provide certain legal and business management support services to KBEL, and provide assistance with the establishment and management of distribution channels for the Products in the United States. In consideration for the services received under this agreement, KBEL agreed to pay service fees to MBC amounting in the aggregate to $1,500,000 over the period from 2001 through 2003. Such payments have been made in full and no additional payments are anticipated to be made in the future. The Market Development Agreement expires pursuant to its terms in 2013.

MBC’s two largest shareholders are UBA, which owns 24.5% of MBC’s Common Stock, and Inversiones, which owns 43.6% of MBC’s Common Stock. UBHL is the ultimate beneficial owner of UBA and Inversiones because both UBA and Inversiones are controlled by Rigby International Corp, a wholly-owned subsidiary of UBHL.

DIRECTOR INDEPENDENCE

The Board has determined that the following directors qualify as “independent” in accordance with the published listing requirements of NASDAQ: Mr. Heldfond, Mr. Laybourn, Mr. Palamand, Mr. Merchant and Mr. Price. Mr. Singh is not “independent” because he is our employee. Dr. Mallya is not independent since he has received payments in excess of $100,000 from us during a consecutive twelve (12) months within the preceding three (3) year period.

The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director”. The objective tests provide that a director is not considered independent if he (i) is an employee of the Company (or has been in the past three (3) years); (ii) has accepted (or a family member has accepted) compensation from the Company in excess of $100,000 during any twelve (12) consecutive months within the preceding three (3) year period (subject to certain exceptions); (iii) has a family member that was employed as an executive officer of the Company during the past three (3) years; (iv) is (or a family member is) a controlling shareholder or an executive officer of an organization to which we made or received payments that exceed the greater of (a) five percent (5%) of the recipient’s consolidated gross revenues for that year or (b) $200,000 for the current year or the preceding three (3) years. The subjective test is based on the standard that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board of Directors does not have a nominating committee or a committee performing similar functions. Instead, all of the Directors participate in the director nomination process. As discussed above, Mr. Singh and Dr. Mallya are not “independent” directors under the NASDAQ standards for independence.

COMPANY RELATIONSHIPS

UBA and Inversiones own 24.5% and 43.6% of the outstanding shares of our Common Stock, respectively, as of February 28, 2013. UBA has also advanced us the principal amount of $1,915,400 under separate convertible notes. As of February 28, 2013 the principal amount outstanding on the notes together with the accrued interest was convertible into approximately 2,298,200 shares of our Common Stock. Because UBHL is the ultimate parent of both UBA and Inversiones, UBHL is the ultimate beneficiary of 68.1% the shares of our Common Stock. Refer to “Item 12 - Security ownership of certain beneficial owners and management and related stockholder matters” above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has appointed RBSM, LLP (“RBSM”), as our independent auditors to perform the audit of our financial statements for the year 2012.

PMB Helin Donovan, L.L.P. (“PMB”), our previously appointed independent auditors, performed the audit of our financial statements for the year 2011.

AUDIT FEES. The aggregate fees billed by PMB during the year 2012 for the audit of our annual consolidated financial statements was $97,000; fees of an additional $45,000 were billed to us during 2012 in connection with PMB’s review of interim financial statements in connection with our Quarterly Reports on Form 10-Q for that year. The fees described in this paragraph represented approximately 89% of the total fees for services billed to us by PMB during 2012.

The aggregate fees billed by PMB during the year 2011 for the audit of our annual consolidated financial statements was $93,000; fees of an additional $45,000 were billed to us during 2011 in connection with PMB’s review of interim financial statements in connection with our Quarterly Reports on Form 10-Q for that year. The fees described in this paragraph represented approximately 89% of the total fees for services billed to us by PMB during 2011.

AUDIT RELATED FEES. PMB did not bill us any amount in fees for assurance or related services in 2012 or 2011.

TAX FEES. The aggregate fees billed by PMB during 2012 for tax products and services related to the preparation of our tax returns other than those described in the foregoing paragraphs, was $17,500. Such fees represented approximately 11% of the total fees for services rendered to us by PMB during 2012.

The aggregate fees billed by PMB during 2011 for tax products and services related to the preparation of our tax returns, other than those described in the foregoing paragraphs, was $17,500. Such fees represented approximately 11% of the total fees for services rendered to us by PMB during 2011.

ALL OTHER FEES. PMB did not bill us for any amount towards fees for services other than those mentioned above during the years 2012 and 2011.

All audit and other services performed by RBSM and PMB on our behalf are approved in advance by our Audit Committee.

We are not aware that any significant amount of the work done during the course of the audit of our 2012 and 2011 Financial Statements was performed by persons other than full-time, permanent, employees of RBSM and PMB as applicable.

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:

(1)	Audited financial statements and financial statement schedules

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flow for the Years Ended December 31, 2012 and 2011

Notes to Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULES. The financial statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K are listed above. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

(3)	LIST OF EXHIBITS.

Exhibit Number		Description of Document
3.1	(T)	Articles of Incorporation of Mendocino Brewing Company, Inc. as amended.
3.2	(T)	Bylaws of Mendocino Brewing Company, Inc., as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between Mendocino Brewing Company, Inc. and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart’s Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15	(I)	Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21	(K)	Registration Rights Agreement Among Mendocino Brewing Company, Inc., United Breweries of America, Inc., H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.

10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited. and KBEL, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and KBEL, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and KBEL, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and KBEL, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and KBEL, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and KBEL, Ltd.
10.60	(T)	Brewing License Agreement between KBEL, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.

10.67		[Intentionally omitted]
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between KBEL, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and KBEL Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	Loan Agreement by and between Mendocino Brewing Company, Inc. and Grand Pacific Financing Corporation dated June 28, 2006.
10.80	(EE)	Promissory Note of Mendocino Brewing Company, Inc. in favor of Grand Pacific Financing Corporation, dated June 28, 2006.
10.81		[Intentionally omitted]
10.82	(FF)	Loan and Security Agreement by and among Marquette Business Credit Inc. and Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC, dated November 16, 2006.
10.83	(FF)	Revolving Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.84	(FF)	Term Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.85	(FF)	CAPEX Note of Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC in favor of Marquette Business Credit Inc., dated November 16, 2006.
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007.
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007.
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract).
10.92	(II)	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors’ Compensation Plan, as amended (Management Contract).
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009
10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009†.
10.99	(NN)	Commercial Lease dated August 1, 2009 between Stewart’s Shop Corp. and Releta Brewing Company LLC.

10.100	(OO)	Tenth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2010.
10.101	(OO)	Sixth Amendment to Convertible Promissory Notes, effective June 30, 2010.
10.102	(OO)	Employment Agreement with Damon Swarbrick (Management Contract).
10.103	(PP)	Letter of Support issued on behalf of KBEL by United Breweries (Holdings) Limited, dated March 25, 2010.
10.104	(QQ)	Letter of Support issued on behalf of KBEL by United Breweries (Holdings) Limited, dated February 15, 2011.
10.105	(RR)	Waiver and First Amendment to Loan and Security Agreement dated as of April 29, 2011 by Marquette Business Credit, Inc., Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
10.106	(SS)	Credit and Security Agreement dated as of June 23, 2011 between Cole Taylor Bank, Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
10.107	(SS)	Seventh Amendment to Convertible Promissory Note effective June 30, 2011.
10.108	(SS)	Eleventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2011.
10.109	(TT)	Amended and Restated Directors’ Compensation Plan (Management Contract).
10.110	(UU)	Letter of Support issued on behalf of Kingfisher Beer Europe Limited by United Breweries (Holdings) Limited, dated March 2, 2012.
10.111	(VV)	Amended and Restated Directors’ Compensation Plan (Management Contract).
10.112		First Amendment to Credit and Security Agreement effective March 29, 2013 by and among Cole Taylor Bank, Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
14.1	(V)	Code of Ethics
21.1		Subsidiaries of the Registrant
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification of Chief Executive Officer Pursuant to U.S.C. 1350.
32.2		Certification of Chief Financial Officer Pursuant to U.S.C. 1350.
99.1		Letter of Support issued on behalf of Kingfisher Beer Europe Limited by United Breweries (Holdings) Limited, dated March 22, 2013.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

† Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	MBC’s Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.
(B)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 1995.
(C)	MBC’s Quarterly Report on Form 10-QSB for the period ended March 31, 1995.
(D)	MBC’s Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.
(F)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 1996.
(G)	MBC’s Quarterly Report on Form 10-QSB for the period ended September 30, 1995.

(I)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 1997.
(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.
(L)	MBC’s Quarterly Report on Form 10-QSB for the period ended June 30, 1998.
(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.
(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.
(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.
(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.
(S)	MBC’s Current Report on Form 8-K filed as of February 19, 2002.
(T)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 2001.
(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.
(V)	MBC’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.
(Z)	MBC’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(BB)	MBC’s Current Report on Form 8-K filed as of March 8, 2005.
(DD)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(EE)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(FF)	MBC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(GG)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(HH)	MBC’s Annual Report on Form 10-K for the period ended December 31, 2007.
(II)	MBC’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(JJ)	MBC’s Annual Report on Form 10-K for the period ended December 31, 2008.
(KK)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(LL)	MBC’s Current Report on Form 8-K filed as of August 31, 2009.
(MM)	MBC’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
(NN)	MBC’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(OO)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(PP)	MBC’s Quarterly Report on Form 10-Q/A No. 1 for the period ended September 30, 2010.
(QQ)	MBC’s Annual Report on Form 10-K for the year ended December 31, 2010.
(RR)	MBC’s Quarterly Report on Form 10-Q for the period ended March 31. 2011.
(SS)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(TT)	MBC’s Schedule 14A filed September 1, 2010.
(UU)	MBC’s Annual Report on Form 10-K for the year ended December 31, 2011.
(VV)	MBC’s Schedule 14A filed December 19, 2012.

(b)	Exhibit Attached The following Exhibits are attached to this Annual Report on Form 10-K:

10.112	First Amendment to Credit and Security Agreement effective March 29, 2013 by and among Cole Taylor Bank, Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
21.1	Subsidiaries of the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.**
32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.**
99.1	Letter of Support issued on behalf of Kingfisher Beer Europe Limited by United Breweries (Holdings) Limited, dated March 22, 2013.*

101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

(c)	Excluded Financial Statements. None.

____________________

*	Filed herewith
**	Furnished herewith
†	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:	/s/ Vijay Mallya
Dr. Vijay Mallya
Director and Chairman of the Board
Date: April 1, 2013

By:	/s/ Yashpal Singh
Yashpal Singh
President, Director and Chief Executive Officer (Principal Executive Officer) Date: April 1, 2013

By:	/s/ Scott R. Heldfond
Scott R. Heldfond, Director
Date: April 1, 2013

By:	/s/ Jerome G. Merchant
Jerome G. Merchant, Director
Date: April 1, 2013

By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Secretary and Chief Financial Officer (Principal Financial Officer)
Date: April 1, 2013

By:	/s/ H. Michael Laybourn
H. Michael Laybourn, Director
Date: April 1, 2013

By:	/s/ Kent Price
Kent Price, Director
Date: April 1, 2013

By:	/s/ Sury Rao Palamand
Sury Rao Palamand, Director
Date: April 1, 2013

Mendocino Brewing Company, Inc.

Consolidated Financial Statements

For the Years Ended

December 31, 2012 and 2011

Mendocino Brewing Company, Inc.

Consolidated Financial Statements

For the Years Ended

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Mendocino Brewing Company, Inc. and Subsidiaries

Ukiah, California

We have audited the accompanying consolidated balance sheet of Mendocino Brewing Company, Inc. and subsidiaries (“MBC”) as of December 31, 2012, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the MBC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBC as of December 31, 2012 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
Larkspur, California
April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Mendocino Brewing Company, Inc. and Subsidiaries

Ukiah, California

We have audited the accompanying consolidated balance sheet of Mendocino Brewing Company, Inc. and subsidiaries (“MBC”) as of December 31, 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the MBC’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MBC as of December 31, 2011 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB HELIN DONOVAN, LLP
San Francisco, California
April 1, 2013

Mendocino Brewing Company, Inc.

Consolidated Balance Sheets

As of December 31, 2012 and 2011

	2012	2011
ASSETS
Current Assets
Cash	$198,500	$312,200
Accounts receivable, net	5,421,600	5,338,700
Inventories	1,910,500	1,799,600
Prepaid expenses	514,900	412,800

Total Current Assets	8,045,500	7,863,300

Property and Equipment, net	11,937,200	11,391,900

Other Assets
Deposits and other assets	238,800	432,500
Intangibles	30,000	30,000

Total Other Assets	268,800	462,500

Total Assets	$20,251,500	$19,717,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$3,159,700	$1,749,800
Accounts payable	5,693,600	6,705,900
Accrued liabilities	1,652,100	1,618,700
Current maturities of notes to related parties	-	93,200
Current maturities of long-term debt	450,000	423,600
Current maturities of capital leases	3,100	67,500

Total Current Liabilities	10,958,500	10,658,700

Long-Term Liabilities
Notes to related parties less current maturities	3,407,000	3,315,700
Long term debt, less current maturities	3,982,400	4,280,900

Total Long-Term Liabilities	7,389,400	7,596,600

Total Liabilities	18,347,900	18,255,300

Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated other comprehensive income	406,400	523,600
Accumulated deficit	(13,830,700)	(14,389,100)

Total Stockholders’ Equity	1,903,600	1,462,400

Total Liabilities and Stockholders’ Equity	$20,251,500	$19,717,700

The accompanying notes are an integral part of these consolidated financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Operations and Comprehensive Income

For the Years Ending December 31, 2012 and 2011

	2012	2011
Sales	$40,335,900	$41,211,100
Less excise tax	1,091,300	1,057,300

Net Sales	39,244,600	40,153,800

Cost of Goods Sold	28,442,100	29,276,800

Gross Profit	10,802,500	10,877,000

Operating Expenses
Marketing	5,631,000	5,903,600
General and administrative	4,236,300	4,481,000

Total Operating Expenses	9,867,300	10,384,600

Income from Operations	935,200	492,400

Other Income (Expense)
Miscellaneous income	66,500	33,700
Gain on sale of assets	9,400	500
Interest expense	(450,000)	(470,100)

Total Other Expense, net	(374,100)	(435,900)

Income before Income Taxes	561,100	56,500

Provision for Income Taxes	2,700	7,100

Net Income	558,400	49,400

Other Comprehensive Income (Loss) -
Foreign currency translation adjustment	(117,200)	(8,100)

Comprehensive Income	$441,200	$41,300

Net income per common share –
Basic	0.04	0.00
Diluted	0.04	0.00

Weighted average common shares outstanding –
Basic	12,611,133	12,481,913
Diluted	14,899,235	12,481,913

The accompanying notes are an integral part of these consolidated financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ending December 31, 2012 and 2011

	Series A				Accumulated Other
	Preferred		Common		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income	Deficit	Equity

Balance December 31, 2010	227,600	$227,600	12,427,262	$15,043,300	$531,700	$(14,438,500)	$1,364,100

Stock issued for compensation			183,871	57,000			57,000
Net income	-	-	-	-	-	49,400	49,400
Currency translation adjustment	-	-	-	-	(8,100)	-	(8,100)
Balance December 31, 2011	227,600	$227,600	12,611,133	$15,100,300	$523,600	$(14,389,100)	$1,462,400

Net income	-	-	-	-	-	558,400	558,400
Currency translation adjustment	-	-	-	-	(117,200)	-	(117,200)

Balance December 31, 2012	227,600	$227,600	12,611,133	$15,100,300	$406,400	$(13,830,700)	$1,903,600

The accompanying notes are an integral part of these consolidated financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Cash Flows

For the Years Ending December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$558,400	$49,400
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,048,100	1,488,000
Provision for doubtful accounts	(40,000)	(80,300)
Gain on the sale of assets	(9,400)	(500)
Interest accrued on related party notes	91,300	90,900
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	164,000	(926,100)
(Increase) decrease in inventories	(110,900)	(42,900)
(Increase) decrease in prepaid expenses	(86,100)	38,100
(Increase) decrease in deposits and other assets	76,000	(370,400)
Increase (decrease) in accounts payable	(1,221,300)	1,039,900
Increase (decrease) in accrued liabilities	(2,000)	126,500

Net cash provided by operating activities	468,100	1,412,600

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(1,503,100)	(1,025,900)
Proceeds from sale of fixed assets	12,200	16,800

Net cash used in investing activities:	(1,490,900)	(1,009,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing (repayment) on lines of credit	1,360,500	(1,175,100)
Borrowing on long term debts	184,700	4,881,000
Repayment on long-term notes	(456,800)	(3,694,200)
Repayment on related party notes	(95,100)	(96,300)
Payments on obligations under capital leases	(64,700)	(89,300)

Net cash provided by (used in) financing activities:	928,600	(173,900)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19,500)	13,400

Net Change in Cash	(113,700)	243,000

Cash at beginning of period	312,200	69,200

Cash at end of period	$198,500	$312,200

NON CASH FINANCING INFORMATION
Common stock issued to satisfy liabilities	$-	$57,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$358,700	$379,200
Income taxes	$2,700	$7,100

The accompanying notes are an integral part of these consolidated financial statements.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

1.     Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., (“the Company” or “MBC”), was formed in 1983 in California, and has two operating subsidiaries: Releta Brewing Company, LLC, (“Releta”), and United Breweries International (UK) Limited (“UBIUK”). In the United States (“US”), MBC and its subsidiary, Releta, operate two breweries that produce beer and malt beverages for the specialty “craft” segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The majority of sales for Mendocino Brewing Company in the US are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Lager Beer in the US and Canada. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws.

The Company’s United Kingdom (“UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe Limited (“KBEL”) which, prior to March 30, 2011, was known as UBSN Limited (“UBSN”). KBEL is a distributor of alcoholic beverages, mainly Kingfisher Lager Beer, in the United Kingdom and Europe. The distributorship is located in Maidstone, Kent in the UK.

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

Basis of Presentation and Organization

The financial statements for the years ended December 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Reclassifications

Certain items in the financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2012 and 2011, the Company maintained a reserve of $207,800 and $240,200 of potentially doubtful accounts receivable, respectively.

Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value). The Company regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality and quality. Inventories that are considered obsolete are written off or adjusted to carrying value.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets generally consist of deposits, other receivables, and prepayments for future services. Prepayments are expensed when the services are received.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Property and Equipment

Property and equipment are stated at cost and depreciated or amortized using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the life of the improvement or the life of the related lease. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in the statement of operations.

Estimated useful lives of property and equipment are as follows:

Building	40 years
Machinery and equipment	3 - 40 years
Equipment under capital lease	3 - 10 years
Leasehold improvements	5 - 10 years
Vehicles	3 - 5 years
Furniture and fixtures	5 - 10 years

Assets Held under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Impairment of Long-Lived Assets

The Company assesses the impairment of its long-lived assets periodically in accordance with the provisions of Accounting Standards Codification (ASC) 360, (Accounting for the Impairment and Disposal of Long-Lived Assets). The Company reviews the carrying value of property and equipment and any other long-lived assets for impairment annually or whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Long-lived assets that management commits to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2012, the Company recorded no impairment losses and during the year ended December 31, 2011 the Company recorded impairment losses of $17,600 related to long-lived assets.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs of $311,300 related to loans repaid in June 2011 were fully amortized as of June 30, 2011. Deferred financing costs related to new borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $45,000 and $55,200 for the years ended December 31, 2012 and 2011, respectively.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Income Taxes

The Company accounts for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce the deferred tax asset if it is more likely than not that the related tax benefits will not be realized.

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax benefits for the years ending December 31, 2012 and 2011.

Revenue Recognition

The Company recognizes revenue from the brewing and distribution operations in accordance with ASC 605. The Company recognizes revenue from product sales, net of discounts.

The Company recognizes revenue only when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services have been rendered;
●	The fee for the arrangement is fixed or determinable; and
●	Collectibility is reasonably assured.

“Persuasive Evidence of an Arrangement” – The Company documents all terms of an arrangement in a written contract or purchase order signed by the customer prior to recognizing revenue.

“Delivery Has Occurred or Services Have Been Performed” – The Company delivers the products prior to recognizing revenue or performs services as per contractual terms. Product is considered delivered upon delivery to a customer’s designated location and services considered performed upon completion of Company’s contractual obligations.

“The Fee for the Arrangement is Fixed or Determinable” – Prior to recognizing revenue, an amount is either fixed or determinable under the terms of the written contract. The price is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

“Collectibility is Reasonably Assured” – The Company determines that collectibility is reasonably assured prior to recognizing revenue. Collectibility is assessed on a customer-by-customer basis based on criteria outlined by management. The Company does not enter into arrangements unless collectibility is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectibility is not reasonably assured, revenue is recognized on a cash basis.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

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

Discounts

To further promote retail sales of its products and in response to local competitive conditions, the Company regularly offers price discounts to distributors and retailers in most of its markets. Sales for the years 2012 and 2011, as presented in the Company’s statements of operations, are reduced by $1,330,800 and $1,523,000 respectively, related to such discounts.

Chargebacks and Sales Reserves

The Company has estimated reserves for chargebacks for promotional expenses by distributors. The Company estimates its reserves by utilizing historical information and current contracts. In estimating chargeback reserves, the Company analyzes actual chargeback amounts and applies historical chargeback rates to estimates potential chargeback. The Company routinely assesses its experience with distributors and adjusts the reserves accordingly. If actual chargebacks and other rebates are greater than the Company’s estimates, additional reserves may be required. Revisions to estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Taxes Collected From Customers

Taxes collected from customers and remitted to tax authorities are sales tax collected from our retail customers. State and federal excise taxes on beer shipments are the responsibility of the company and included in our selling price. Excise taxes on shipments are shown in a separate line item in the consolidated statement of operations as reduction of gross sales. Sales taxes collected from customers are recognized as a liability, with the liability subsequently reduced when the taxes are remitted to the tax authority. Total sales taxes collected from customers and remitted to tax authorities were not material in 2012 and 2011.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Delivery Costs

In accordance with ASC 605, (Shipping and Handling Fees and Costs) the company reports pass-through freight costs on beer shipped to independent beer wholesalers in cost of sales. Reimbursements of these costs by wholesalers are reported in sales.

Non-pass-through costs incurred by the Company to deliver beer to wholesalers are included in marketing, distribution and administrative expenses. These costs are considered marketing related because in addition to product delivery, wholesalers provide marketing and other customer service functions to customers including product display, shelf space management, distribution of promotional materials, and product rotation. Shipping costs included in marketing expense totaled $914,200 and $854,800, for the years ended December 31, 2012 and 2011, respectively.

Basic and Diluted Income per Share

The basic earnings per share is computed by dividing the earnings attributable to common stockholders by the weighted average number of common shares outstanding during the period. In 2011, the effect of any potentially dilutive securities would have been anti-dilutive. Therefore, the conversion of the related party notes has been excluded from the calculation of net earnings per share for the year ended December 31, 2011. Basic net earnings per share exclude the dilutive effect of stock options or warrants and convertible notes. The computations of basic and dilutive net earnings per share are as follows:

	Year Ended December 31
	2012	2011
Net income	$558,400	49,400
Weighted average common shares outstanding	12,611,133	12,481,913
Basic net income per share	$0.04	0.00
Interest expense on convertible notes	$91,300	-
Income for purpose of computing diluted net income per share	$649,700	-
Incremental shares from assumed exercise of dilutive securities	2,288,102	-
Dilutive potential common shares	14,899,235	12,481,913
Diluted net earnings per share	$0.04	0.00

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Cash at UBIUK was translated at exchange rates in effect at December 31, 2012 and 2011, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

Advertising

Advertising costs are expensed as incurred and were $900,700 and $1,116,300 for the years ended December 31, 2012 and 2011, respectively.

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

Level 3 – unobservable inputs.

At December 31, 2012 and 2011, the Company had no financial assets or liabilities that required periodic re-measurement at fair value.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at December 31, 2012 and December 31, 2011 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

Comprehensive Income

Comprehensive income is composed of the Company’s net income and changes in equity from all other non-stockholder sources. The changes from these non-stockholder sources are reflected as a separate item in the statements of operations and comprehensive income.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Reportable Segments

The Company manages its operations through two business segments: (i) brewing operations, tavern and tasting room operations in the US and Canada (the “North American Territory”) and (ii) distributor operations in Europe (including Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) (the “Foreign Territory”). The Company evaluates performance based on net operating profit. Where applicable, portions of the administrative function expenses are allocated between the operating segments. The operating segments do not share manufacturing or distribution facilities. In the event any materials and/or services are provided to one operating segment by the other, the transaction is valued according to the Company’s transfer policy, which approximates market price. The costs of operating the manufacturing plants are captured discretely within each segment. The Company’s property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

Recent Accounting Pronouncements

In December 2011, the FASB amended its guidance related to the disclosure of offsetting assets and liabilities. The amended guidance will require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting arrangement. The provisions of the amended guidance will be effective for the Company beginning in the first quarter of 2013. The Company does not expect its adoption will have a material impact on the Company’s results of operations, financial position or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) which simplifies the impairment test for indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amounts as a basis for determining whether it is necessary to perform a quantitative valuation test. ASU No. 2012-02 is effective for fiscal years and interim periods beginning on or after September 15, 2012. The Company conducted its annual impairment assessment as of October 1, which included adoption of this guidance. The adoption of this guidance on October 1, 2012 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes. The standard is effective for fiscal years beginning after December 15, 2012. The Company does not believe that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements. The Company plans to adopt this guidance beginning in the first quarter of 2013.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

2.     Liquidity and Management Plans

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). The Agreement provides a credit facility of up to $10,000,000 with a maturity date of June 23, 2016 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery & equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. The proceeds were used to repay credit facilities provided by Marquette Business Credit, Inc. and Grand Pacific Financing Corporation. Convertible promissory notes issued to UBA are subordinated to Cole Taylor.

At December 31, 2012, MBC had cash and cash equivalents of $198,500, an accumulated deficit of $13,830,700 and a working capital deficit of $2,913,000 due to past losses incurred in connection with KBEL’s operations in the UK.

We have had a history of past losses in our domestic operations in the US as substantial infrastructure costs were incurred in advance of obtaining customers and generating revenue.

On March 22, 2013, United Breweries (Holdings) Limited (“UBHL”) issued a letter of financial support on behalf of KBEL (the “Letter of Support”), to KBEL’s accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to KBEL to ensure that KBEL is able to meet its financial obligations as and when they fall due. There is no maximum dollar limit on the amount of funds which UBHL will provide to KBEL specified in the Letter of Support. The type of financial support provided by UBHL and the terms of such financial support are not specified in the Letter of Support. UBHL’s financial support to KBEL is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India to the UK. The Letter of Support was issued for at least a one year minimum period which runs through March 22, 2014. MBC’s management intends to request that UBHL continue to keep the Letter of Support in force beyond the minimum specified period, if necessary. UBHL controls our two largest shareholders, UBA and Inversiones Mirabel S.A., respectively, and as such UBHL is the Company’s indirect majority shareholder. UBHL represented in the Letter of Support that it has the requisite financial resources to meet its commitment to KBEL under the Letter of Support. The Chairman of MBC’s Board of Directors, Dr. Vijay Mallya, is also the Chairman of the Board of Directors of UBHL.

Our Management has taken several actions to enable us to meet our working capital needs through March 31, 2014, including reductions in discretionary expenditures, expansion of our business in new territories and securing additional brewing contracts in an effort to utilize a portion of our excess production capacity. We may also seek additional capital infusions to support our operations.

If it becomes necessary to seek UBHL’s financial assistance under the Letter of Support and UBHL is either unable or unwilling to fulfill its commitment to KBEL under the Letter of Support or to extend the time period of such commitment if necessary, it may result in a material adverse effect on the Company’s financial position and on its ability to continue operations. In addition, if the Company is in default under its secured credit facilities, its lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include its real property and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on the Company’s financial position and results of operations.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

3.     Inventories

Inventories, consisting of materials, materials overhead, labor, and manufacturing overhead, are stated at the lower of average cost or market (net realizable value) and consist of the following at December 31:

	2012	2011
Raw materials	$807,000	$851,000
Work-in-progress	323,600	325,100
Finished goods	732,300	582,200
Merchandise	47,600	41,300
	$1,910,500	$1,799,600

4.     Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2012	2011
Machinery and equipment	$11,772,000	$12,357,500
Buildings	7,222,100	7,222,100
Equipment under capital lease	183,700	183,700
Land	810,900	810,900
Leasehold improvements	1,459,600	1,443,900
Vehicles	190,000	235,100
Furniture and fixtures	359,600	358,500
Equipment in progress	663,500	377,400
	22,661,400	22,989,100
Accumulated depreciation and amortization	(10,724,200)	(11,597,200)
	$11,937,200	$11,391,900

The total depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $1,048,100 and $1,488,000, respectively.

5.     Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2016. The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility carries interest at a rate of either LIBOR plus 3.5% or prime plus 1% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of December 31, 2012 was approximately $1,887,700. Included in the Company’s balance sheet as accounts receivable at December 31, 2012, are account balances totaling $2,531,700 of accounts receivables and $1,910,500 of inventory collateralized to Cole Taylor under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an invoice discounting facility to KBEL for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party with six months notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of December 31, 2012 was approximately $1,272,000.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

6.     Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	Year ended December 31,
	2012	2011
Loan from Cole Taylor, payable in monthly installments of $12,300, plus interest at prime plus 2% with a balloon payment of approximately $2,210,300 in June 2016; secured by real property at Ukiah.	$2,718,300	$2,885,600

Loan from Cole Taylor, payable in monthly installments of $25,200 including interest at prime plus 1.5% with a balloon payment of approximately $552,600 in June 2016; secured by all assets of Releta and MBC, excluding real property at Ukiah.	1,714,100	1,818,900
	4,432,400	4,704,500
Less current maturities	450,000	423,600
	$3,982,400	$4,280,900

Principal payments due during Year Ending December 31,
2013	$450,000
2014	450,000
2015	450,000
2016	3,082,400
$4,432,400

MBC and Releta have a series of loans with Cole Taylor Bank. On March 29, 2013, MBC, Releta and Cole Taylor Bank entered into an amendment to the loan documents which clarified the method by which the fixed charge coverage ratio shall be calculated. To the extent MBC and Releta may have been in breach of the covenants related to the fixed charge coverage ratio for certain periods, Cole Taylor Bank has agreed in the amendment that such breach is waived and that no event of default has occurred by reason of such breach

 7.     Capital Lease Obligations

The Company leases certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases. The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2012, are as follows:

Year Ending December 31, 2013	$3,200
3,200
Less amounts representing interest	(100)
Present value of minimum lease payments	3,100
Less current maturities	3,100
Non-current leases payable	$-

Depreciation expense related to capital leases was $18,400 and $43,100 for the years ended December 31, 2012 and 2011, respectively.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

8.     Notes to Related Party

Subordinated Convertible Notes Payable

Notes payable to related parties includes unsecured convertible notes to UBA for a total value including interest (at the prime rate plus 1.5%, but not to exceed 10% per year) of $3,407,000 and $3,315,700 as of December 31, 2012 and 2011. Thirteen of the UBA notes are convertible into common stock at $1.50 per share and one UBA note is convertible at a rate of $1.44 per share. The UBA notes have been extended until June 2013 but have automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Cole Taylor maturing in June 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the Cole Taylor facilities are repaid. The UBA notes included $1,491,600 and $1,400,300 of accrued interest at December 31, 2012 and December 31, 2011, respectively.

9.     Commitments and Contingencies

Purchase of raw materials

Production of the Company’s beverages requires quantities of various processed agricultural products, including malt and hops for beer. The Company fulfills its commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. Future payments under existing contractual arrangements are as follows:

Year Ending December 31,
2013	$2,155,800
2014	126,200
2015	126,200
2016	64,600
$2,472,800

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations

Operating Leases

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

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Ukiah, California; land at its Saratoga Springs, New York, facility; a building in the UK; and certain equipment. The New York lease includes renewal options for three additional five-year periods beginning in 2014, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index. Rent expense charged to operations was $324,400 and $304,600 for the years ended December 31, 2012 and 2011.

Future minimum lease payments under these agreements are as follows:

Year Ending December 31,
2013	$320,400
2014	226,900
2015	86,200
2016	24,900
2017	9,900
Thereafter	-
$668,300

Keg Management Agreement

In September 2009, the Company renewed the keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee depending on the applicable territory. The agreement is effective for five years ending in September 2014. If the agreement is terminated, the Company is required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar. The Company expects to continue this relationship. Rental expense associated with this agreement was $82,100 and $59,100 for the years ended December 31, 2012 and 2011, respectively. This annual fee is not included in the above future minimum lease payments.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

10.     Related-Party Transactions

The Company conducts business with United Breweries of America (UBA), which owns approximately 25% of the Company’s common stock. Additionally, KBEL has significant transactions with Shepherd Neame, Ltd., which is a related party to a former Board member. The following table reflects balances outstanding as of December 31, 2012 and 2011 and the value of the transactions with these related parties for the years ended December 31, 2012 and 2011:

	2012	2011
TRANSACTIONS
Gross sales to Shepherd Neame Ltd.	$3,527,000	$5,063,000
Purchases from Shepherd Neame Ltd.	16,192,200	17,310,000
Expenses reimbursement to Shepherd Neame Ltd.	1,030,900	1,167,200
Interest expenses associated with UBA notes	91,300	90,900
Interest paid to Shepherd Neame Ltd.	2,400	7,200
ACCOUNT BALANCES
Accounts payable and accrued liabilities to Shepherd Neame Ltd.	3,894,900	4,856,900
Accounts receivable and prepayments to Shepherd Neame Ltd.	356,300	344,700

Independent outside members of the Board of Directors are compensated for their services. Expenses related to this compensation totaled $114,000 and $91,000 for the years ended December 31, 2012 and 2011 and are included in general and administrative expenses on the statements of operations and comprehensive income.

11.     Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are deposited with commercial banks that have minimal credit risk, in the US and the UK. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $75,300 in cash deposits and $2,889,900 of accounts receivable due from customers located in the UK as of December 31, 2012.

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect it. As of December 31, 2012, union represented approximately 18% of the Company’s US-based workforce. On that date, the Company had approximately fourteen employees at its California (“CA”) facility who were working under a collective bargaining agreement. The agreement covering the CA facility expires on July 31, 2013.

Gross sales to the top five customers totaled $9,245,700 and $10,576,900 for the years ended December 31, 2012 and 2011, which represents 23% and 26% of sales for the years ended December 31, 2012 and 2011, respectively. Gross sales to Shepherd Neame for the years ended December 31, 2012 and 2011 was $3,527,000 and $5,063,000, which represented 9% and 12% of sales for those years respectively. No other customer individually represented greater than 5% of revenue.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

12.     Stockholders’ Equity

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

13.     Income Taxes

The large accumulated losses from past operations have resulted in the Company determining that the deferred tax assets associated with net operating loss carryforwards may expire prior to utilization. Although the Company had net income in 2012 and 2011, it had net losses in previous years. Because of the uncertainty of realization of any tax assets, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2012 and 2011. Consequently, no benefit for deferred tax assets appears on the Company’s financial statements.

The Company’s income tax expense is summarized as follows:

	2012	2011
Provision for income taxes
US Federal	$-	$-
US States	2,700	7,100
Current provision	2,700	7,100
Change in deferred income taxes	-	-
Total provision for income taxes	$2,700	$7,100

 The difference between the actual income tax provision and the tax provision computed by applying the statutory US federal and United Kingdom income tax rates to earnings before taxes is attributable to the following:

	2012	2011
US Federal income tax expense (benefit) at 34%	$(26,600)	$88,400
US State income tax expense (benefit)	21,800	1,900
United Kingdom income tax expense (benefit) at 20%	127,900	(42,100)
Non deductible expenses	17,400	22,600
Change in tax assumptions and other tax items	1,800	1,334,300
Change in valuation allowance	(139,600)	(1,398,000)
Total	$2,700	$7,100

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

In order to clearly reflect its tax and economic position, the Company changed its assumptions in 2011 regarding the tax effects of utilizing net operating losses, its investment in its subsidiary in the United Kingdom, and the timing of repatriation of any future profits from that subsidiary. These changes in assumptions reduced the Company’s gross tax assets in 2011.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	2012	2011
Benefit of net operating loss carryforwards	$5,282,300	$5,299,100
Depreciation and amortization	(1,827,900)	(1,677,000)
Other	103,600	75,500
Subtotal	3,558,000	3,697,600
Less valuation allowance	(3,558,000)	(3,697,600)
Total	$-	$-

Change in valuation allowance	$(139,600)	$(1,398,000)

The Company has net operating losses available for carry forward. The US Federal net operating losses total approximately $13,487,000 and expire beginning 2017 and ending in 2032. The US state operating losses total approximately $926,000 and expire beginning in 2014 and ending 2029. The Company’s UK operating losses total approximately $3,073,000 and they do not expire.

Tax years that remain open for examination by the Internal Revenue Service and the US states include 2009, 2010, and 2011; the Company expects to file its 2012 returns in the summer of 2013. California may still examine 2008 because of its longer statute of limitations. Additional years may be examined in the event of criminal tax fraud, and any year may be subject to examination to the extent that the Company utilizes the net operating losses from those years in its current or future tax returns.

14.     Segment Information

The Company’s business presently consists of two segments – the North American Territory and the Foreign Territory.

The Company’s operations in the North American Territory consist primarily of brewing and marketing proprietary craft beers. For distribution in the North American Territory, the Company brews its brands in its own facilities, which are located in Ukiah, California and Saratoga Springs, New York. This segment accounted for approximately 43% and 42% of the Company’s gross sales during the years 2012 and 2011, respectively.

The Company’s operations in the Foreign Territory, which are conducted through its wholly-owned subsidiary UBIUK and UBIUK’s wholly-owned subsidiary KBEL, consist primarily of the marketing and distribution of Kingfisher Premium Lager in the Foreign Territory through Indian restaurants, chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). This segment accounted for approximately 57% and 58% of the Company’s gross sales during 2012 and 2011 respectively.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

A summary of each segment is as follows:

	Year Ended December 31, 2012
	Brewing Operations	Distributor Operations	Corporate and Other	Total
Sales	$17,319,600	$23,016,300		$40,335,900
Operating income	239,300	695,900		935,200
Identifiable assets	12,775,100	4,440,800	3,035,600	20,251,500
Depreciation and amortization	616,000	432,100		1,048,100
Capital expenditures	1,086,600	416,500		1,503,100

	Year Ended December 31,2011
	Brewing Operations	Distributor Operations	Corporate and Other	Total
Sales	$17,195,700	$24,015,400		$41,211,100
Operating income (loss)	615,300	(122,900)		492,400
Identifiable assets	12,148,600	4,484,200	3,084,900	19,717,700
Depreciation and amortization	632,300	855,700		1,488,000
Capital expenditures	506,800	519,100		1,025,900

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

15.     Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, has cumulative losses of approximately £1,428,000 ($2,322,200) as of December 31, 2012. Under KBEL’s line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the subsidiary’s retained earnings drop below £1,000,000 ($1,626,200). Condensed financial information of the United States operations is as follows:

Balance Sheets	2012	2011

Assets
Cash and cash equivalents	$123,200	$187,200
Accounts receivable, net	2,531,700	2,308,400
Inventories	1,910,500	1,799,600
Other current assets	111,900	126,800
Total current assets	4,677,300	4,422,000

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	10,864,600	10,349,000
Intercompany receivable	471,400	231,400
Other assets	268,800	462,500
Total assets	$17,507,100	$16,689,900

Liabilities
Line of credit	$1,887,700	$895,300
Accounts payable	1,584,300	1,511,400
Accrued liabilities	884,300	824,300
Current maturities of debt and capital leases	453,100	473,100
Total current liabilities	4,809,400	3,704,100

Long-term debt and capital leases	3,982,400	4,280,900
Notes to related parties	3,407,000	3,315,700
Total liabilities	12,198,800	11,300,700

Stockholders’ equity
Common stock	15,100,300	15,100,300
Preferred stock	227,600	227,600
Accumulated deficit	(10,019,600)	(9,938,700)
Total stockholders’ equity	5,308,300	5,389,200
Total liabilities and stockholders’ equity	$17,507,100	$16,689,900

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

15.     Unrestricted Net Assets (continued)

Statement of Operations	2012	2011

Net sales	$16,228,300	$16,138,400
Cost of goods sold	12,383,900	12,037,300
Selling, marketing, and retail expenses	1,754,500	1,698,400
General and administrative expenses	1,984,600	1,912,100
Income from operations	105,300	490,600

Other income and (expense)
Interest expenses	(380,000)	(382,200)
Other income	196,500	158,700
Provision for taxes	(2,700)	(7,100)
	(186,200)	(230,600)
Net income (loss)	$(80,900)	$260,000

Statements of Cash Flows	2012	2011

Cash flows from operating activities	$583,700	$464,800
Cash used in investing activities
Purchase of property and equipment	(1,086,600)	(506,800)
Proceeds from sale of equipment	5,000	-
Net cash flows used in investing	(1,081,600)	(506,800)
Cash flow from financing activities
Net borrowings (repayments) on line of credit	992,400	(725,900)
Borrowings on long term debt	184,700	4,881,000
Repayment of long-term debt	(456,800)	(3,694,200)
Payment on obligations under capital leases	(46,400)	(47,300)
Net change in intercompany payable	(240,000)	(249,300)
Net cash flows from financing activities	433,900	164,300
Cash, beginning of year	187,200	64,900
Cash, end of year	$123,200	$187,200

