Form 10-Q
period 2013-03-31
MENDOCINO BREWING CO INC
filed 2013-05-14
CIK 919134

United states

securities and exchange commission

WASHINGTON, D.C. 20549

Form 10-q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                              to

Commission file number 1-13636

Mendocino Brewing Company, Inc.

(Exact Name of Registrant as Specified in Its Charter)

California	68-0318293
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 Airport Road, Ukiah, California	95482
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Mendocino Brewing Company, Inc.’s common stock outstanding as of May 7, 2013 was 12,611,133.

2

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$111,600	$198,500
Accounts receivable, net	4,430,200	5,421,600
Inventories	2,096,200	1,910,500
Prepaid expenses	439,500	514,900

Total Current Assets	7,077,500	8,045,500

Property and Equipment, net	11,902,700	11,937,200
Deposits and other assets	307,100	268,800

Total Assets	$19,287,300	$20,251,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$2,555,400	$3,159,700
Accounts payable	5,149,200	5,693,600
Accrued liabilities	1,602,300	1,652,100
Current maturities of long-term debt	4,849,000	450,000
Current maturities of obligations under capital leases	-	3,100
Total Current Liabilities	14,155,900	10,958,500

Long-Term Liabilities
Notes to related parties	3,429,400	3,407,000
Long term debts, less current maturities	-	3,982,400
Total Long-Term Liabilities	3,429,400	7,389,400

Total Liabilities	17,585,300	18,347,900

Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	559,000	406,400
Accumulated deficit	(14,184,900)	(13,830,700)

Total Stockholders’ Equity	1,702,000	1,903,600

Total Liabilities and Stockholders’ Equity	$19,287,300	$20,251,500

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Sales	$8,397,400	$9,640,300
Less excise taxes	162,600	210,400
Net Sales	8,234,800	9,429,900
Cost of goods sold	5,967,900	6,805,100
Gross Profit	2,266,900	2,624,800
Operating Expense
Marketing	1,241,000	1,481,100
General and administrative	1,267,200	1,081,200
Total Operating Expense	2,508,200	2,562,300
Income (loss) from operations	(241,300)	62,500

Other income (expense):
Other income	3,300	3,500
Profit on sale of asset	-	4,300
Interest expense	(111,200)	(116,300)
Total Other Expense	(107,900)	(108,500)

Loss before income taxes	(349,200)	(46,000)
Provision for income taxes	5,000	800
Net loss	(354,200)	(46,800)

Foreign currency translation gain (loss)	152,600	(94,600)
Comprehensive Loss	($201,600)	($141,400)

Net loss per common share (basic and diluted)	($0.03)	($0.00)

Weighted average common shares outstanding
Basic and diluted	12,611,133	12,611,133

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(354,200)	$(46,800)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	259,500	259,300
Allowance for doubtful accounts	(22,300)	16,100
Profit on sale of assets	-	(4,300)
Interest accrued on related party debt	22,400	22,700
Changes in:
Accounts receivable	834,700	360,800
Inventories	(185,700)	(139,000)
Prepaid expenses	49,200	120,100
Deposits and other assets	(46,800)	(28,400)
Accounts payable	(279,500)	(683,600)
Accrued liabilities	1,000	(138,700)
Net cash provided by (used in) operating activities	278,300	(261,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and leasehold improvements	(284,200)	(128,800)
Proceeds from sale of assets	-	7,200
Net cash used in investing activities	(284,200)	(121,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on line of credit	(529,900)	371,300
Borrowing on long term debt	539,700	-
Repayment on long-term debt	(123,100)	(105,900)
Payments on obligations under long term leases	(3,100)	(17,900)
Net cash provided by (used in) financing activities	(116,400)	247,500

EFFECT OF EXCHANGE RATE CHANGES ON CASH	35,400	(20,700)

NET CHANGE IN CASH	(86,900)	(156,600)

CASH, beginning of period	198,500	312,200

CASH, end of period	$111,600	$155,600

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$5,000	$800
Interest	$88,800	$93,600

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc. (the “Company” or “MBC”), was formed in 1983 in California, and has two operating subsidiaries: Releta Brewing Company, LLC (“Releta”), and United Breweries International (UK) Limited (“UBIUK”). In the United States (the “US”), MBC and Releta operate two breweries that produce beer and malt beverages for the specialty “craft” segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The majority of sales for MBC in the US are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws.

The Company’s United Kingdom (the “UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe Limited (“KBEL”). KBEL is a distributor of alcoholic beverages, mainly Kingfisher Lager Beer, in the UK and Europe. The distributorship is located in Maidstone, Kent in the UK. In addition, through UBIUK, the Company has production and distribution rights to Kingfisher Premium Lager in the Canada and, until October 2013, the United States. Generally sales are made through distributors. The Company is negotiating arrangements to maintain production and distribution rights in the United States after October 2013.

Subsequent Events

The Company evaluates events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date on which the Company’s financial statements are electronically prepared for filing with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements present the accounts of MBC and its wholly-owned subsidiaries, Releta and UBIUK. All material intracompany and inter-company balances, profits and transactions have been eliminated.

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the US. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K, as filed with the SEC, which contains additional financial and operating information and information concerning significant accounting policies followed by the Company. The financial statements and notes are representations of the Company’s management (“Management”) and its board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

Operating results from the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period.

Reclassifications

Certain items in the financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2013 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue from the brewing and distribution operations in accordance with Accounting Standards Codification 605 of the Financial Accounting Standards Board. The Company recognizes revenue from product sales, net of discounts.

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

“Delivery Has Occurred or Services Have Been Performed” – The Company delivers the products prior to recognizing revenue or performs services as per contractual terms. Product is considered delivered upon delivery to a customer’s designated location and services are considered performed upon completion of the Company’s contractual obligations.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to a borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $11,300 for the three months ended March 31, 2013 and 2012.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are deposited with commercial banks in the US and the UK that have minimal credit risk. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $13,400 in cash deposits and $2,025,500 of accounts receivable due from customers located in the UK as of March 31, 2013.

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect it. As of March 31, 2013, union members represented approximately 18% of the Company’s US-based workforce. On that date, the Company had approximately fourteen employees at its Ukiah, California facility who were working under a collective bargaining agreement. The agreement covering the Ukiah, California facility expires on July 31, 2013.

Income Taxes

The Company accounts for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. The Company evaluated its tax positions and determined that there were no uncertain tax benefits as of March 31, 2013 and December 31, 2012.

Basic and Diluted Earnings (Loss) per Share

The basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net earnings (loss) per share exclude the dilutive effect of stock options or warrants and convertible notes. If the Company’s operations result in net loss for any period, diluted net loss per share would be the same as basic net loss per share, since the effect of any potentially dilutive securities would be anti-dilutive. Therefore, the conversion of the related party notes has been excluded from the Company’s calculation of net loss per share. The computations of basic and dilutive net loss per share are as follows:

	Three months ended March 31
	2013	2012
Net loss	$(354,200)	(46,800)
Weighted average shares of common stock outstanding	12,611,133	12,611,133
Basic net loss per share	$(0.03)	(0.00)
Interest expense on convertible notes	$--	--
Loss for purpose of computing diluted net earnings per share	$(354,200)	(46,800)
Incremental shares from assumed exercise of dilutive securities	--	--
Dilutive potential of shares of common stock	12,611,133	12,611,133
Diluted net earnings per share	$(0.03)	(0.00)

Foreign Currency Translation

The Company has subsidiaries located in the UK, where the local currency, the UK Pound Sterling, is the functional currency. Financial statements of these subsidiaries are translated into US dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation adjustments associated with net assets or liabilities are reported in non-owner changes in equity. Any exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred, in the same financial statement caption as the underlying transaction, and are not material for any year shown. Cash flows were translated at the average exchange rates for the three months then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of the Company’s net loss and changes in equity from non-stockholder sources. The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

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

2. Liquidity and Management Plans

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). The Agreement provides a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. A significant portion of the proceeds received under the Agreement were used to repay credit facilities provided by Marquette Business Credit, Inc. and Grand Pacific Financing Corporation. Convertible promissory notes issued to United Breweries of America, Inc. (“UBA”), one of the Company’s principal shareholders, are subordinated to the Cole Taylor facility.

On March 29, 2013, MBC and Releta entered into a First Amendment (the “Amendment”) to the Agreement. The Amendment clarifies the method by which the fixed charge coverage ratio shall be calculated. To the extent MBC and Releta may have been in breach of the covenants related to the fixed charge coverage ratio for certain periods, all of which ended on or before December 31, 2012, Cole Taylor has agreed in the Amendment that such breach is waived and that no event of default has occurred by reason of such breach.

The Agreement requires the Company and Releta to maintain certain financial covenants, including a minimum fixed charge coverage ratio for the trailing twelve month period ended March 31, 2013 of 1.05 to 1.00. As previously reported, on April 29, 2013, the Company determined that the fixed charge coverage ratio for the trailing twelve month period ended March 31, 2013 fell short and was 0.90 to 1.00. The Agreement provides that the failure of the Company and Releta to observe any financial covenant will constitute an event of default under the Agreement. Under the Agreement, upon the occurrence of an event of default, all of the Company’s and Releta’s obligations under the Agreement will immediately and automatically become due and payable, without notice of any kind. The event of default shall be deemed continuing until waived in writing by Cole Taylor. In a letter received from Cole Taylor on May 8, 2013 (the “Letter”), Cole Taylor acknowledged the Company’s default of the fixed charge coverage ratio as of March 31, 2013, but stated that Cole Taylor has not exercised any default rights or remedies under the Agreement as a result of such default. The Letter further provides that Cole Taylor will continue to monitor the situation and the Company’s performance, and reserves all rights and remedies available to it in connection with such default.

The Company has several loans, lines of credit, other credit facilities and lease agreements which are currently outstanding (collectively, “Indebtedness”). The Company currently makes timely payments of principal and interest relating to the Indebtedness as they fall due and anticipates that it will continue to make such timely payments in the immediate future. However, if the Company fails to maintain any of the financial covenants under the various agreements governing Indebtedness such as the default under the Agreement described above, fails to make timely payments of amounts due under the Indebtedness, or commits any other breach resulting in an event of default under the agreements governing Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on the Company’s financial condition. In case of the acceleration and termination of the Company’s existing debt, it may need to obtain replacement financing, the lack of which may have a material adverse effect on the Company’s financial condition and ability to continue operations. In addition, actions taken by secured parties against the Company’s assets which have been pledged as collateral could have a material adverse effect on the Company’s financial condition and operations.

At March 31, 2013, the Company had cash and cash equivalents of $111,600, an accumulated deficit of $14,184,900 and a working capital deficit of $7,078,400 due to losses incurred since 2005 in connection with KBEL’s operations in the UK and reclassification of debts owing to Cole Taylor as a result of the event of default under the Agreement described above.

On March 22, 2013, United Breweries (Holdings) Limited (“UBHL”), MBC’s indirect majority shareholder, issued a letter of financial support on behalf of KBEL (the “Letter of Support”), to KBEL’s accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to KBEL to ensure that KBEL is able to meet its financial obligations as and when they fall due. There is no maximum dollar limit on the amount of funds which UBHL will provide to KBEL specified in the Letter of Support. The type of financial support provided by UBHL and the terms of such financial support are not specified in the Letter of Support. UBHL’s financial support to KBEL is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India to the UK. The Letter of Support was issued for a twelve month minimum period. Management intends to seek UBHL’s consent to keep the current Letter of Support in force beyond the minimum period, if necessary, or request that UBHL issue a new letter of support for the period after such minimum period. UBHL controls the Company’s two largest shareholders, UBA and Inversiones Mirabel S.A., and as such, UBHL is the Company’s indirect majority shareholder. UBHL represented in the Letter of Support that it has the requisite financial resources to meet its commitment to KBEL under the Letter of Support. The Chairman of the Company’s Board of Directors, Dr. Vijay Mallya, is also the chairman of the board of directors of UBHL.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided KBEL with an approximately $2.8 million (£1,750,000) maximum revolving line of credit with an advance rate based on 80% of KBEL’s qualified accounts receivable. This facility has a minimum maturity of twelve months, but is automatically extended unless terminated by either party upon six months’ written notice.

As previously reported, on April 18, 2013, KBEL entered into a Loan Agreement with Heineken pursuant to which Heineken UK Limited (“Heineken”) agreed to provide KBEL with a secured term loan facility of £1,000,000 to be made available, subject to the fulfillment of certain conditions precedent, on October 9, 2013 and to be repaid in full by October 9, 2016. The Loan Agreement with Heineken is described under the section captioned “Description Of Our Indebtedness” below.

Management has taken several actions to enable the Company to meet its working capital needs through March 31, 2014, including reducing discretionary expenditures, expanding business in new territories and securing additional brewing contracts in an effort to utilize a portion of excess production capacity. The Company may also seek additional capital infusions to support its operations.

If it becomes necessary to seek UBHL’s financial assistance under the current Letter of Support and UBHL is either unable or unwilling to fulfill its commitment to KBEL under the current Letter of Support, or to extend the time period of such commitment if necessary, it may result in a material adverse effect on KBEL’s, UBIUK’s and the Company’s financial position and on their and its respective ability to continue operations. In addition, due to an event of default under secured credit facilities, the Company’s lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include the Company’s real property and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on the Company’s financial position and results of operations.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	March 31, 2013	December 31, 2012
Raw Materials	$850,700	$807,000
Beer-in-process	346,400	323,600
Finished Goods	847,100	732,300
Merchandise	52,000	47,600
TOTAL	$2,096,200	$1,910,500

4. Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit, from which may be drawn up to 85% of eligible receivables and 60% of eligible inventory for a period expiring in June 2016. The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility carries interest at a rate of either LIBOR plus 3.5% or prime plus 1% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of March 31, 2013 was approximately $1,817,800. Included in the Company’s balance sheet as at March 31, 2013 are account balances totaling $2,404,700 of accounts receivable and $2,096,200 of inventory collateralized to Cole Taylor under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an invoice discounting facility to KBEL based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of March 31, 2013 was approximately $737,600. Included in the Company’s balance sheet at March 31, 2013 are account balances totaling $2,025,500 of accounts receivable collateralized to RBS under this facility.

5. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	March 31, 2013	December 31, 2012
Loan from Cole Taylor, payable in monthly installments of $12,300, plus interest at prime plus 2% with a balloon payment of approximately $2,202,500 in June 2016; secured by substantially all assets of Releta and MBC.	$2,681,400	$2,718,300

Loans from Cole Taylor, payable in monthly installments of $32,300 plus interest at prime plus 1.5% with a balloon payment of approximately $908,700 in June 2016; secured by substantially all assets of Releta and MBC.	2,167,600	1,714,100
	4,849,000	4,432,400

Less current maturities	4,849,000	450,000
	$-	$3,982,400

6. Notes to Related Parties

Subordinated Convertible Notes Payable

Notes payable to related parties include unsecured convertible notes to UBA (the “UBA Notes”) for a total value of $3,429,400 as of March 31, 2013, including interest at the prime rate plus 1.5% per year, but not to exceed 10%. Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. The UBA Notes have been extended until June 2013 but have automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term. Under the terms of the UBA Notes, UBA may demand payment within 60 days following the end of the extension period but UBA has agreed to subordinate the UBA Notes to the Company’s long-term debt agreements with Cole Taylor, which mature in June 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA Notes until the Cole Taylor facilities are repaid. The UBA Notes include $1,514,000 and $1,491,600 of accrued interest at March 31, 2013 and December 31, 2012, respectively.

7. Commitments and Contingencies

Purchase of raw materials

Production of the Company’s beverages requires quantities of various processed agricultural products, including malt and hops for beer. The Company fulfills its commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market.

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. Management and the Company’s legal counsel assess such contingent liabilities, and such assessment inherently involves the exercise of judgment.

The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Operating Leases

The Company leases some of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2015 and provide for renewal options ranging from month-to-month to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on similar properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay certain costs, including real estate taxes, insurance and repairs.

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

Keg Management Agreement

In September 2009, the Company renewed the keg management agreement with MicroStar Keg Management LLC (“MicroStar”). Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee depending on the applicable territory. The agreement is effective for five years ending in September 2014. Upon termination of this agreement, the Company is required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar. The Company expects to continue this relationship.

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

As previously reported, on March 11, 2013, UBIUK entered into an amendment (the “UBIUK License Amendment”) of that certain License Agreement between UBIUK and United Breweries Limited, an Indian corporation (“UB”), dated as of October 8, 1998, as amended (the “UBIUK License”). The UBIUK License grants UBIUK the exclusive license to use certain trademarks and do all things necessary to manufacture, package, market, distribute and sell Kingfisher beer in a defined territory. Also as previously reported, on March 11, 2013, UBIUK entered into an amendment (the “KBEL Amendment”) of that certain Distribution Agreement between UBIUK and KBEL dated October 9, 1998, as amended (the “KBEL License”). The KBEL License grants KBEL exclusive distribution rights with respect to Kingfisher beer, and sub-licenses to KBEL rights granted to UBIUK pursuant to the UBIUK License, in each case, within a defined territory. The KBEL Amendment, together with the UBIUK License Amendment, are referred to in this report as the “Subsidiary Amendments”.

Both Subsidiary Amendments shall be effective October 9, 2013. When effective, the Subsidiary Amendments will: (i) acknowledge that the brewing agreement among UBIUK, KBEL and Shepherd Neame will be replaced with a new contract brewing agreement between KBEL and Heineken; (ii) authorize KBEL to enter into loan and sub-license agreements with Heineken; (iii) expand the territory covered by the UBIUK License and the KBEL License to cover Canada, additional countries in eastern Europe, and the Caribbean Islands; (iv) delete the United States from the list of territories covered by the UBIUK License and the KBEL License; and (v) extend the term of the UBIUK License and the KBEL License until October 9, 2018.

Also as previously reported, on March 11, 2013, KBEL entered into an amendment (the “Company Amendment”) of that certain Brewing License Agreement between KBEL and the Company dated October 26, 2001 as amended (the “Company License”). The Company License currently grants the Company rights to distribute Kingfisher beer in the United States. When effective, the Company Amendment will change the territory covered by the Company License from the United States to Canada and the Caribbean Islands.

Although, when effective, the Subsidiary Amendments and the Company Amendment will not provide license and distribution rights in the United States, the Company plans to negotiate the continued right to use Kingfisher trademarks and distribute Kingfisher beer in the United States pursuant to a separate arrangement. Also, as previously disclosed in the Company’s filings with the Securities and Exchange Commission, the Chairman of the Company’s board of directors, Dr. Vijay Mallya, is also the Chairman of UB.

Additional information about these transactions may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and Current Reports on Form 8-K.

The following table reflects the value of the transactions during the quarters ended March 31, 2013 and 2012 and the balances outstanding as of March 31, 2013 and 2012.

TRANSACTIONS	2013	2012

Sales to Shepherd Neame	$704,800	$930,100
Purchases from Shepherd Neame	$3,213,600	$3,898,400
Expense reimbursement to Shepherd Neame	$252,500	$267,800
Interest expense related to UBA convertible notes	$22,400	$22,700

ACCOUNT BALANCES	Mar 31, 2013	Dec 31, 2012

Accounts payable to Shepherd Neame	$3,388,700	$3,894,900
Accounts receivable and prepayments - Shepherd Neame	$312,200	$356,300

9. Segment Information

The Company’s business presently consists of two segments – the North American Territory and the Foreign Territory. The Company’s operations in the North American Territory consist primarily of brewing and marketing proprietary craft beers. For distribution in the North American Territory, the Company brews its brands in its own facilities, which are located in Ukiah, California and Saratoga Springs, New York. The Company’s operations in the Foreign Territory, which are conducted through its wholly-owned subsidiary UBIUK and UBIUK’s wholly-owned subsidiary KBEL, consist primarily of the marketing and distribution of Kingfisher Premium Lager in the Foreign Territory.

A summary of each segment is as follows:

	Three months ended March 31, 2013
	North American Territory	Foreign Territory	Corporate and Others	Total

Net Sales	$3,584,400	$4,650,400	$-	$8,234,800
Operating (Loss)	$(93,000)	$(148,300)	$-	$(241,300)
Identifiable Assets	$12,995,600	$3,403,900	$2,887,800	$19,287,300
Depreciation & Amortization	$161,700	$97,800	$-	$259,500
Capital Expenditures	$185,200	$99,000	$-	$284,200

	Three months ended March 31, 2012
	North American Territory	Foreign Territory	Corporate and Others	Total

Net Sales	$3,941,600	$5,488,300	$-	$9,429,900
Operating Income (Loss)	$100,000	$(37,500)	$-	$62,500
Identifiable Assets	$12,175,800	$4,024,500	$3,014,900	$19,215,200
Depreciation & Amortization	$162,200	$97,100	$-	$259,300
Capital Expenditures	$39,100	$89,700	$-	$128,800

10. Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $2,333,900 as of March 31, 2013. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,519,300. Condensed financial information of MBC, together with its other subsidiary, Releta is as follows:

Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash	$98,200	$123,200
Accounts receivable, net	2,404,700	2,531,700
Inventories	2,096,200	1,910,500
Prepaid expenses	77,800	111,900
Total current assets	4,676,900	4,677,300

Investment in UBIUK	1,225,000	1,225,000
Property and equipment	10,899,400	10,864,600
Intercompany receivable	536,600	471,400
Other assets	307,100	268,800
Total assets	$17,645,000	$17,507,100

Liabilities and Stockholders’ Equity
Line of credit	$1,817,800	$1,887,700
Accounts payable	1,566,100	1,584,300
Accrued liabilities	864,300	884,300
Current maturities of debt	4,849,000	453,100
Total current liabilities	9,097,200	4,809,400

Long-term debt and capital leases	-	3,982,400
Notes to related parties	3,429,400	3,407,000
Total liabilities	$12,526,600	$12,198,800

Stockholders’ equity
Preferred stock	227,600	227,600
Common stock	15,100,300	15,100,300
Accumulated deficit	(10,209,500)	(10,019,600)
Total stockholders’ equity	5,118,400	5,308,300
Total liabilities and stockholders’ equity	$17,645,000	$17,507,100

10. Unrestricted Net Assets (continued)

Statements of Operations	Quarter ended March 31
	2013	2012
	(unaudited)	(unaudited)
Net sales	$3,584,400	$3,941,600
Cost of goods sold	2,782,600	2,938,600
Selling, marketing, and retail expenses	384,400	428,600
General and administrative expenses	538,700	506,300
Income (loss) from operations	(121,300)	68,100

Other (income) and expense	(34,600)	(34,700)
Interest expense	98,200	96,800
Provision for taxes	5,000	800
Net income (loss)	$(189,900)	$5,200

	Quarter ended March 31
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities	$(118,200)	$47,600
Purchase of property and equipment	(185,200)	(39,100)
Net borrowing (repayment) on line of credit	(69,900)	74,800
Borrowing on long term debt	539,700	--
Repayment on long term debt	(123,100)	(105,900)
Payment on obligation under capital lease	(3,100)	(12,400)
Net change in payable to UBIUK	(65,200)	(61,600)
Decrease in cash	(25,000)	(96,600)
Cash, beginning of period	123,200	187,200
Cash, end of period	$98,200	$90,600

11. Income Taxes

 In the three months ended March 31, 2013 and 2012, the Company recorded tax expenses related to state franchise taxes only, and did not record income tax expenses due to the availability of deferred tax assets to offset any taxable income in the US (at the federal and state level to the extent applicable) and the UK. The Company has established a full valuation allowance against the Company’s deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized has not yet been met. During the three months ended March 31, 2013 and 2012, the Company’s effective tax rates were de minimus. The difference between the Company’s effective tax rates, the 35% US federal statutory tax rate and the UK’s statutory tax rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance.

The Company’s major tax jurisdictions are (i) US (federal), (ii) California (state), (iii) New York (state) and (iv) UK. Tax returns remain open to examination by the applicable governmental authorities for tax years 2008 through 2011. The federal and state taxing authorities may choose to audit tax returns for prior years due to significant tax attribute carryforwards for those prior years. However, such audits will be limited to adjustments to such carryforward tax attributes. The Company is not currently being audited in any tax jurisdiction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the rest of this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, and “the Company” and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term “MBC” is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including but not limited to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, Management’s beliefs, and assumptions made by Management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company’s future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available as of the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to, changes in the pricing environment for the Company’s products, changes in demand for malt beverage products in different Company markets changes in distributor relationships or performance, changes in customer preference for the Company’s malt beverage products, regulatory or legislative changes, the impact of competition, changes in the prices of raw materials, availability of financing for operations, changes in interest rates, changes in the Company’s European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report on Form 10-Q and from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic, Canadian and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revisions to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Segment Information

Prior to 2001, the Company’s business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With the Company’s acquisition of United Breweries International (UK), Ltd. (“UBIUK”) in August 2001, the Company gained a new business segment ― distribution of beer outside the US, primarily in the United Kingdom (the “UK”) and continental Europe (collectively, the “Foreign Territory”). This segment accounted for 55% and 57% of the Company’s gross sales during the first quarter of 2013 and 2012, respectively, with the US and Canada (the “North American Territory”) accounting for the remaining 45% and 43% during the first quarter of 2013 and 2012, respectively.

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

Summary of Financial Results

The Company ended the first quarter of 2013 with a net loss of $354,200, as compared to a net loss of $46,800 for the same period in 2012. As set forth more fully under the section captioned “Results of Operations” below, during the first quarter of 2013, the Company experienced a decrease in net sales of $1,195,100 compared to the first quarter of 2012. Compared to the first quarter of 2012, costs of goods sold decreased by $837,200, operating expenses decreased by $54,100, and net other expenses decreased by $600 in the first quarter of 2013, all of which contributed to the Company’s results for the period.

RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to Three Months ended March 31, 2012

Net Sales

Overall net sales for the first quarter of 2013 were $8,234,800, a decrease of $1,195,100, or 13%, compared to $9,429,900 for the first quarter of 2012.

North American Territory: Net sales in the North American Territory for the first quarter of 2013 were $3,584,400, compared to $3,941,600 for the same period in 2012, a decrease of $357,200, or 9%. The sales volume decreased to 17,400 barrels in the first quarter of 2013 from 20,400 barrels in the first quarter of 2012, representing a decrease of 3,000 barrels, or 15%. Of the numerical barrel decrease, sales of our brands decreased by 1,800 barrels, and sales of contract brands decreased by 1,200 barrels. We continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah, California and Saratoga Springs, New York brewing facilities, and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the North American Territory.

Foreign Territory: Net sales in the Foreign Territory for the first quarter of 2013 were $4,650,400, compared to $5,488,300 during the corresponding period of 2012, a decrease of $837,900, or 15%. The decrease was due to lower sales volume caused by a continued decline in the beer market and general economic conditions partially offset by a higher selling price. Part of the decrease was due to Management action to reduce or eliminate sales to low margin channels managed by Shepherd Neame.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first quarter of 2013 and 2012 remained between 73% and 72%.

North American Territory: Cost of goods sold as a percentage of net sales in the North American Territory during the first quarter of 2013 was 78%, as compared to 75% during the corresponding period of 2012, due to increase in prices of malt and glass. Utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. Our production capacity is currently underutilized. In addition to capacity utilization, other factors that could affect cost of sales include unanticipated increases in material and shipping costs, the availability and prices of raw materials and packaging materials, and the availability of contract brewing arrangements.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the first quarter of 2013 and 2012 were 69% and 71%, respectively. The reduction was due to an increase in selling price.

Gross Profit

As a result of the decrease in net sales described above, gross profit for the first quarter of 2013 decreased to $2,266,900, compared to $2,624,800 during the corresponding period of 2012. As a percentage of net sales, gross profit during the first quarters of 2013 and 2012 remained at 28%.

Operating Expenses

Operating expenses for the first quarter of 2013 were $2,508,200, a decrease of $54,100, or 2%, as compared to $2,562,300 for the first quarter of 2012. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses

The Company’s marketing and distribution expenses for the first quarter of 2013 were $1,241,000, as compared to $1,481,100 for the first quarter of 2012, representing a decrease of $240,100, or 16%. These expenses remained between 15% and 16% of net sales for the first quarter of 2013 and 2012, respectively.

North American Territory: Marketing and distribution expenses in the North American Territory for the first quarter of 2013 were $384,400, compared to $428,600 during first quarter of 2012, representing a decrease of $44,200, or 10%. As a percentage of net sales in the North American Territory, marketing and distribution expenses remained at 11% during the first quarters of 2013 and 2012.

Foreign Territory: Marketing and distribution expenses in the Foreign Territory for the first quarter of 2013 were $856,600, compared to $1,052,500 during the first quarter of 2012, representing a decrease of $195,900, or 19%. As a percentage of net sales in the UK, marketing and distribution expenses during the first quarter of 2013 and 2012 remained between 18% and 19%. The reduction was mainly due marketing agency fees paid during 2012 that were eliminated as the Company handled this function in-house during the first quarter of 2013.

General and Administrative Expenses

The Company’s general and administrative expenses were $1,267,200 for the first quarter of 2013, compared to $1,081,200 for the first quarter of 2012, representing an increase of $186,000, or 17%. As a percentage of net sales, these expenses increased to 15% during the first quarter of 2013 compared to 12% during the first quarter of 2012.

North American Territory: General and administrative expenses related to the North American Territory were $538,700 during the first quarter of 2013, compared to $506,300 for the corresponding period of 2012, representing an increase of $32,400, or 6%. As a percentage of net sales in the North American Territory, expenses increased to 15% during the first quarter of 2013, compared to 13% during the first quarter of 2012.

Foreign Territory: General and administrative expenses related to the Foreign Territory increased to $728,500 for the first quarter of 2013, representing an increase of $153,600, or 27%, compared to $574,900 for the first quarter of 2012. As a percentage of net sales in the Foreign Territory, expenses increased to 16% during the first quarter of 2013, compared to 10% during the first quarter of 2012. The increase was mainly due to one-time increase in legal, professional and travel expenses associated with new contract brewing and loan agreements, as well as recruitment of marketing personnel.

Other Expenses

Other expenses for the first quarter of 2013 totaled $107,900, representing a decrease of $600 when compared to other expenses of $108,500 for the first quarter of 2012.

Income Taxes

The Company recorded provisions of $5,000 and $800 for income taxes associated with operations in the North American Territory during the first quarter of 2013 and 2012, respectively.

Net Loss

The Company’s net loss for the first quarter of 2013 was $354,200, as compared to a net loss of $46,800 for the first quarter of 2012. After providing for a positive foreign currency translation adjustment of $152,600 during the first quarter of 2013, as compared to a negative adjustment of $94,600 for the same period in 2012, the comprehensive loss for the first quarter of 2013 was $201,600, as compared to $141,400 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah, California and Saratoga Springs, New York facilities has continued to place demands on our working capital. Historically, our operations have not generated sufficient cash flows to provide us with sufficient working capital. However, we believe that the liquidity we derived from the debt financing and cash flows attributable to our operations is sufficient to fund our capital expenditures, debt maturities and other business needs for the next twelve months. We generated our liquidity and capital resources primarily through operations and available debt financing.

In response to the losses incurred in connection with our international operations, UBHL, our indirect majority shareholder, issued a letter of financial support on KBEL’s behalf on March 22, 2013 (the “Letter of Support”). Under the terms of the Letter of Support, UBHL agreed to provide funding to KBEL on an as needed basis to enable KBEL to meet its financial obligations as they become due. There is no maximum limit on the amount of funding to be provided by UBHL to KBEL under the terms of the Letter of Support, however, such funding is subject to compliance with applicable exchange control regulations and other applicable laws and regulations regarding the transfer of funds from India to the UK. The Letter of Support was issued for a twelve month minimum period. The type of financial support to be provided by UBHL and the terms of such financial support is not specified in the Letter of Support. Management intends to seek UBHL’s consent to keep the current Letter of Support in force beyond the minimum period, if necessary, or request that UBHL issue a new letter of support for periods after such minimum period. If UBHL were unable or unwilling to meet its current obligations under the Letter of Support or, if requested, UBHL does not agree to keep the Letter of Support in force following the minimum specified period, it could result in a material adverse effect on KBEL’s and UBIUK’s financial condition and thus on our consolidated results of operations and could affect KBEL’s, UBIUK’s and potentially our ability to continue operations. Our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

As previously reported, on March 29, 2013, MBC and Releta entered into a First Amendment (the “Amendment”) to the Credit and Security Agreement, dated as of June 23, 2011, by and among the Company, Releta, and Cole Taylor (as amended, the “Agreement”). The Amendment clarifies the method by which the fixed charge coverage ratio shall be calculated. To the extent MBC and Releta may have been in breach of the covenants related to the fixed charge coverage ratio for certain periods, all of which ended on or before December 31, 2012, Cole Taylor has agreed in the Amendment that such breach is waived and that no event of default has occurred by reason of such breach.

As previously reported, on April 29, 2013, the Company determined that it was in default of the fixed charge coverage ratio under the Agreement. The Agreement requires the Company and Releta to maintain certain financial covenants, including a minimum fixed charge coverage ratio for the trailing twelve month period ended March 31, 2013 of 1.05 to 1.00. Also as previously reported, on April 29, 2013, the Company determined that the fixed charge coverage ratio for the trailing twelve month period ended March 31, 2013 fell short and was 0.90 to 1.00. The Agreement provides that the failure of the Company and Releta to observe any financial covenant will constitute an event of default under the Agreement. Under the Agreement, upon the occurrence of an event of default, all of the Company’s and Releta’s obligations under the Agreement will immediately and automatically become due and payable, without notice of any kind. The event of default shall be deemed continuing until waived in writing by Cole Taylor. In a letter received from Cole Taylor on May 8, 2013 (the “Letter”), Cole Taylor acknowledged the Company’s default of the fixed charge coverage ratio as of March 31, 2013, but stated that Cole Taylor has not exercised any default rights or remedies under the Agreement as a result of such default. The Letter further provides that Cole Taylor will continue to monitor the situation and the Company’s performance, and reserves all rights and remedies available to it in connection with such default. Cole Taylor’s exercise of its rights or remedies arising from such default under the Agreement could have a material adverse effect on the Company’s financial condition. The Agreement with Cole Taylor is described under the section captioned “Description Of Our Indebtedness” below.

At March 31, 2013, the Company had cash and cash equivalents of $111,600, an accumulated deficit of $14,184,900 and a working capital deficit of $7,078,400 due to losses incurred since 2005 in connection with KBEL’s operations in the UK and reclassification of debts owing to Cole Taylor as a result of the event of default under the Agreement described above.

On April 18, 2013, KBEL entered into a Loan Agreement with Heineken pursuant to which Heineken agreed to provide KBEL with a secured term loan facility of £1,000,000 to be made available, subject to the fulfillment of certain conditions precedent, on October 9, 2013 and to be repaid in full by October 9, 2016. The Loan Agreement with Heineken is described under the section captioned “Description Of Our Indebtedness” below.

We have several loans, lines of credit, other credit facilities and lease agreements which are currently outstanding (collectively, “Indebtedness”). Certain of the agreements governing our Indebtedness contain cross-default provisions which may cause an event of default under one agreement to result in an event of default under a separate agreement. In addition, certain of the agreements governing our Indebtedness contain provisions pursuant to which a material adverse change in our financial condition may result in an event of default under such agreements. In case of an event of default, the agreements provide the lenders with several rights and remedies, including, but not limited to, acceleration and termination of the facility, implementation of default interest rates, and secured party rights with respect to the collateral (including the power to sell such collateral). Substantially all of our assets, including the real property in Ukiah, California are pledged as collateral pursuant to the terms of the agreements governing our Indebtedness. If we are in default under our secured credit facilities, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

We are currently making timely payments of principal and interest relating to our Indebtedness as such Indebtedness becomes due, and anticipate that we will continue to make such timely payments in the immediate future. However, if we fail to maintain any of the financial covenants under the various agreements governing our Indebtedness, fail to make timely payments of amounts due under our Indebtedness, or commit any other breach resulting in an event of default under the agreements governing our Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on our financial condition. In case of the acceleration and termination of our existing Indebtedness, we will need to obtain replacement financing. If we are unable to obtain such replacement financing, it will likely result in a material adverse effect on our financial condition and our ability to continue operations. In addition, remedies available to secured parties relating to our assets that have been pledged as collateral could have a material adverse effect on our financial conditions and operations.

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

Cash Flow Results

Net cash used in operating activities for the three months ended March 31, 2013 was $278,300, compared to net cash used in operations of $261,800 for the three months ended March 31, 2012. During the first quarter of 2013, accounts receivable decreased by $834,700 due to improved collections. Accounts payable during the first quarter of 2012 decreased by $279,500, mainly due to a reduction in the accounts payable in our Foreign Territory. Our inventory increased by $185,700 during the first three months of 2013 in anticipation of an increase in sales during the second quarter of 2013.

Net cash used in investing activities totaled $284,200 for the first quarter of 2013, compared to $121,600 during the corresponding period in 2012, due to purchases of production and dispensing equipment.

Net cash used in financing activities during the first quarter of 2013 totaled $116,400, compared to net cash provided by financing activities during the first quarter of 2012 of $247,500, as a result of net increase in borrowing against long term debt in the North American Territory and decreased use of revolving line of credit.

Description of Our Indebtedness

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

On March 29, 2013, MBC and Releta entered into a First Amendment (the “Amendment”) to the Agreement. The Amendment clarifies the method by which the fixed charge coverage ratio shall be calculated. To the extent MBC and Releta may have been in breach of the covenants related to the fixed charge coverage ratio for certain periods, all of which ended on or before December 31, 2012, Cole Taylor has agreed in the Amendment that such breach is waived and that no event of default has occurred by reason of such breach.

The Agreement requires the Company and Releta to maintain certain financial covenants, including a minimum fixed charge coverage ratio for the trailing twelve month period ended March 31, 2013 of 1.05 to 1.00. As previously reported, on April 29, 2013, the Company determined that the fixed charge coverage ratio for the trailing twelve month period ended March 31, 2013 fell short and was 0.90 to 1.00. The Agreement provides that the failure of the Company and Releta to observe any financial covenant will constitute an event of default under the Agreement. Under the Agreement, upon the occurrence of an event of default, all of the Company’s and Releta’s obligations under the Agreement will immediately and automatically become due and payable, without notice of any kind. The event of default shall be deemed continuing until waived in writing by Cole Taylor. In a letter received from Cole Taylor on May 8, 2013 (the “Letter”), Cole Taylor acknowledged the Company’s default of the fixed charge coverage ratio as of March 31, 2013, but stated that Cole Taylor has not exercised any default rights or remedies under the Agreement as a result of such default. The Letter further provides that Cole Taylor will continue to monitor the situation and the Company’s performance, and reserves all rights and remedies available to it in connection with such default. Cole Taylor’s exercise of its rights or remedies arising from such default under the Agreement could have a material adverse effect on the Company’s financial condition.

Master Line of Credit and UBA Notes

On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen separate advances to us under the Credit Agreement and one additional advance on March 2, 2005 on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the “UBA Notes”). Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement and an amendment to the March 2, 2005 note (together, the “Extension Agreements”). The Extension Agreements, as amended, confirm UBA’s extension of the terms of the UBA Notes for a period ending on June 30, 2013 with automatic renewals after such maturity date for successive one year terms, provided that either MBC or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term.

The UBA Notes require us to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted us to capitalize all accrued interest; therefore, we have borrowed the maximum amount available under the facility. Upon maturity of any of the UBA Notes, unless UBA has given us prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such UBA Notes may be converted, at the option of UBA, into shares of our common stock. During the extended term of the UBA Notes, UBA has the right to require us to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within 60 days.

The UBA Notes are subordinated to credit facilities extended to us by Cole Taylor pursuant to a subordination agreement executed by UBA. Per the terms of the subordination agreement, UBA is precluded from demanding repayment of the UBA Notes unless and until the Cole Taylor facilities are repaid in full.

The aggregate outstanding principal amount of the UBA Notes as of March 31, 2013 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,514,000, for a total amount outstanding of $3,429,400.

As of March 31, 2013, the outstanding principal and interest on the UBA Notes was convertible into 2,303,187 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, any conversion may occur at a lower price.

Other Loans, Credit Facilities and Commitments

Heineken Loan

On April 18, 2013, KBEL entered into a Loan Agreement with Heineken UK Limited (“Heineken”) pursuant to which Heineken agreed to provide KBEL with a secured term loan facility of £1,000,000 to be made available, subject to the fulfillment of certain conditions precedent, on October 9, 2013 and to be repaid in full by October 9, 2016. Interest on the loan is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an event of default, as defined in the Loan Agreement, if Heineken and KBEL fail to agree on a payment plan acceptable to Heineken, Heineken may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-Licence Agreement entered between Heineken, UBIUK, KBEL and United Breweries Limited.

Royal Bank of Scotland Facility

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided KBEL with an approximately $2.8 million (£1,750,000) maximum revolving line of credit with an advance rate based on 80% of KBEL’s qualified accounts receivable. This facility has a minimum maturity of twelve months, but is automatically extended unless terminated by either party upon six months’ written notice.

Keg Management Arrangement

In September 2009, we entered into a keg management agreement with MicroStar Keg Management, LLC (“MicroStar”). Under this arrangement, MicroStar provides us with half-barrel kegs for which we pay filling and usage fees. Distributors return the kegs directly to MicroStar. MicroStar then supplies us with additional kegs. The agreement is effective for five years ending in September 2014. Upon termination of this agreement, we are required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar. We anticipate that we would finance such purchase through debt or lease financing, if available. However, there can be no assurance that we will be able to finance the purchase of the required kegs. Our failure to purchase the required kegs from MicroStar upon termination of the agreement would likely have a material adverse effect on our operations.

Weighted Average Interest

The weighted average interest rates paid on our US debts was 5% for the first quarters of 2013 and 2012. For loans primarily associated with our Foreign Territory, the weighted average rate paid was 3% for the first quarters of 2013 and 2012.

Current Ratio

Our ratio of current assets to current liabilities on March 31, 2013 was 0.5 to 1.0 and the ratio of total assets to total liabilities was 1.1 to 1.0. Our ratio of current assets to current liabilities on March 31, 2012 was 0.7 to 1.0 and the ratio of total assets to total liabilities was 1.1 to 1.0.

Restricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $2,333,900 as of March 31, 2013. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below approximately $1,519,300.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the quarter ended March 31, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of March 31, 2013.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
10.1	Amendment dated as of March 11, 2013 to that certain License Agreement dated as of October 8, 1998 between United Breweries International (UK) Limited and United Breweries Limited.*
10.2	Amendment dated as of March 11, 2013 to that certain Distribution Agreement dated as of October 9, 1998 between United Breweries International (UK) Limited and Kingfisher Beer Europe Limited.*
10.3	Amendment dated as of March 11, 2013 to that certain Brewing License Agreement dated as of October 26, 2001 between Mendocino Brewing Company, Inc. and Kingfisher Beer Europe Limited.*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

_______________

*	Filed herewith.
**	Furnished herewith.
†	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: May 14, 2013	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2013	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

