Form 10-Q
period 2013-06-30
MENDOCINO BREWING CO INC
filed 2013-08-14
CIK 919134

United states

securities and exchange commission

Washington, D.C. 20549

Form 10-q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of the issuer’s common stock outstanding as of August 10, 2013 is 12,611,133.

2

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$96,900	$198,500
Accounts receivable, net	4,635,900	5,421,600
Inventories	1,942,600	1,910,500
Prepaid expenses	721,900	514,900

Total Current Assets	7,397,300	8,045,500

Property and Equipment, net	11,818,900	11,937,200
Deposits and other assets	310,700	268,800

Total Assets	$19,526,900	$20,251,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$3,155,400	$3,159,700
Accounts payable	5,088,600	5,693,600
Accrued liabilities	1,486,800	1,652,100
Current maturities of long-term debt	4,715,300	450,000
Current maturities of obligations under capital leases	-	3,100
Total Current Liabilities	14,446,100	10,958,500

Long-Term Liabilities
Notes to related parties	3,452,100	3,407,000
Long term debts, less current maturities	-	3,982,400
Total Long-Term Liabilities	3,452,100	7,389,400

Total Liabilities	17,898,200	18,347,900

Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	554,800	406,400
Accumulated deficit	(14,254,000)	(13,830,700)

Total Stockholders’ Equity	1,628,700	1,903,600

Total Liabilities and Stockholders’ Equity	$19,526,900	$20,251,500

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED June 30		SIX MONTHS ENDED June 30
	2013	2012	2013	2012
Sales	$9,715,800	$10,577,500	$18,113,200	$20,217,800
Excise taxes	204,200	307,300	366,800	517,700
Net sales	9,511,600	10,270,200	17,746,400	19,700,100
Cost of goods sold	6,954,200	7,339,500	12,922,100	14,144,600
Gross profit	2,557,400	2,930,700	4,824,300	5,555,500
Operating expenses
Marketing	1,410,300	1,361,300	2,651,300	2,842,400
General and administrative	1,104,700	986,900	2,371,900	2,068,100
Total operating expenses	2,515,000	2,348,200	5,023,200	4,910,500
Income (loss) from operations	42,400	582,500	(198,900)	645,000
Other income (expense)
Other income	8,600	6,600	11,900	10,100
Profit on sale of asset	-	5,100	-	9,400
Interest expense	(120,100)	(108,800)	(231,300)	(225,100)
Total other expenses	(111,500)	(97,100)	(219,400)	(205,600)
Income (loss) before income taxes	(69,100)	485,400	(418,300)	439,400
Provision for income taxes	-	-	5,000	800
Net income (loss)	$(69,100)	$485,400	$(423,300)	$438,600
Foreign currency translation income (loss)	(4,200)	61,000	148,400	(33,600)
Comprehensive income (loss)	$(73,300)	$546,400	$(274,900)	$405,000
Net income (loss) per common share –
Basic	$(0.01)	$0.04	$(0.03)	$0.03
Diluted	$(0.01)	$0.03	$(0.03)	$0.03
Weighted average common shares outstanding –
Basic	12,611,133	12,611,133	12,611,133	12,611,133
Diluted	12,611,133	14,868,393	12,611,133	14,868,393

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(423,300)	$438,600
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	523,400	512,300
Provision for doubtful accounts	(40,200)	(9,700)
Interest accrued on related party debt	45,100	45,400
(Profit) on sale of assets	-	(9,400)
Changes in:
Accounts receivable	660,400	152,800
Inventories	(32,900)	(33,300)
Prepaid expenses	(233,900)	(184,400)
Deposits and other assets	(77,600)	(62,900)
Accounts payable	(346,700)	(1,242,500)
Accrued liabilities	(119,100)	250,600
Net cash used in operating activities	(44,800)	(142,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(451,500)	(303,100)
Proceeds from sale of fixed assets	-	12,200
Net cash used in investing activities	(451,500)	(290,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing on line of credit	78,000	419,300
Borrowing on long-term debt	539,700	184,700
Repayment on long-term debt	(256,800)	(306,400)
Payments on obligations under long term leases	(3,100)	(36,100)
Net cash provided by financing activities	357,800	261,500

EFFECT OF EXCHANGE RATE CHANGES ON CASH	36,900	(6,300)

NET CHANGE IN CASH	(101,600)	(178,200)

CASH, beginning of period	198,500	312,200

CASH, end of period	$96,900	$134,000

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$5,000	$800
Interest	$186,200	$179,700

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc. was formed in 1983 in California, and has two operating subsidiaries: Releta Brewing Company, LLC (“Releta”), and United Breweries International (UK) Limited (“UBIUK”). The terms “we”, “us”, “our”, and the “Company” and its variants are generally used to refer to Mendocino Brewing Company, Inc. together with its subsidiaries, while the term “MBC” is used to refer to Mendocino Brewing Company, Inc. standing alone. In the United States (the “US”), MBC and Releta operate two breweries that produce beer and malt beverages for the specialty “craft” segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The majority of sales for MBC in the US are in California. We brew several brands, of which Red Tail Ale is the flagship brand. In addition, we perform contract brewing for several other brands. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws.

MBC’s United Kingdom (the “UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe Limited (“KBEL”). KBEL is a distributor of alcoholic beverages, mainly Kingfisher Lager Beer, in the UK and Europe. The distributorship is located in Maidstone, Kent in the UK. In addition, through UBIUK, the Company has production and distribution rights to Kingfisher Premium Lager in the Canada and, until October 2013, the United States. Generally sales are made through distributors. We are arranging to maintain production and distribution rights for Kingfisher in the United States after October 2013.

Subsequent Events

We evaluate events that occur subsequent to the balance sheet date of periodic reports, but before financial statements are issued for periods ending on such balance sheet dates, for possible adjustment to such financial statements or other disclosure. This evaluation generally occurs through the date on which our financial statements are electronically prepared for filing with the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The consolidated financial statements present the accounts of MBC and its wholly-owned subsidiaries, Releta and UBIUK. All material intracompany and inter-company balances, profits and transactions have been eliminated.

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the US. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our most recent Annual Report on Form 10-K, as filed with the SEC, which contains additional financial and operating information and information concerning significant accounting policies followed by the Company. The financial statements and notes are representations of our management (“Management”) and board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

Operating results from the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period.

Reclassifications

Certain items in the financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the six months ended June 30, 2013 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Cash and Cash Equivalents, Short and Long-Term Investments

For purposes of cash flows, we consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

“Persuasive Evidence of an Arrangement” – We document all terms of an arrangement in a written contract or purchase order signed by the customer prior to recognizing revenue.

“Delivery Has Occurred or Services Have Been Performed” – We deliver the products prior to recognizing revenue and we perform services as per contractual terms. Product is considered delivered upon delivery to a customer’s designated location, and services are considered performed upon completion of our contractual obligations.

“The Fee for the Arrangement is Fixed or Determinable” – Prior to recognizing revenue, an amount is either fixed or determinable under the terms of the written contract. The price is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

“Collectability is Reasonably Assured” – We determine that collectability is reasonably assured prior to recognizing revenue. Collectability is assessed on a customer-by-customer basis based on criteria outlined by Management. We do not enter into arrangements unless collectability is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

We record certain consideration paid to customers for services or placement fees as a reduction in revenue rather than as an expense. We report these items on the income statement as a reduction in revenue and as a corresponding reduction in marketing and selling expenses.

Revenues from our brewpub and gift store are recognized when sales have been completed.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Balances over 90 days past due and other higher risk amounts are reviewed individually for collectability. If the financial condition of our customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on Management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (net realizable value). We regularly review our inventories for the presence of obsolete product attributed to age, seasonality and quality. Inventories that are considered obsolete are written off or adjusted to carrying value.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to a borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $22,500 and $11,300 for the six and three months ended June 30, 2013 and 2012 respectively.

Concentrations

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of our cash and cash equivalents are deposited with commercial banks in the US and the UK that have minimal credit risk. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. As of June 30, 2013, we have approximately $2,127,100 of accounts receivable due from UK customers.

Labor disputes, work stoppages or other disruptions in production could adversely affect us. As of June 30, 2013, union members represented approximately 18% of our US-based workforce. MBC has approximately fourteen employees at its Ukiah, California facility who were working under a collective bargaining agreement that expired on July 31, 2013. The union and management are currently negotiating a new agreement.

Income Taxes

We account for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. We periodically assess uncertain tax positions that we have taken or expect to take on tax returns, including decisions whether to file returns in any particular jurisdiction. We have evaluated our tax positions and have determined that there were no uncertain tax benefits as of June 30, 2013 and December 31, 2012.

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

	Three months ended		Six months ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Net income (loss)	$(69,100)	485,400	$(423,300)	438,600
Weighted average common shares outstanding	12,611,133	12,611,133	12,611,133	12,611,133
Basic net income (loss) per share	$(0.01)	0.04	$(0.03)	0.03
Interest expense on convertible notes	$-	22,700	$-	45,400
Income (loss) for computing diluted net income per share	$(69,100)	508,100	$(423,300)	484,000
Incremental shares from assumed exercise of dilutive securities	-	2,257,260	-	2,257,260
Dilutive potential common shares	12,611,133	14,868,393	12,611,133	14,868,393
Diluted net earnings (loss) per share	$(0.01)	0.03	$(0.03)	0.03

Foreign Currency Translation

The local currency in the UK, the UK Pound Sterling, is the functional currency for our UK subsidiaries. Financial statements of these subsidiaries are translated into US dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation adjustments associated with net assets or liabilities are reported in non-owner changes in equity. Any exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred, in the same financial statement caption as the underlying transaction, and are not material for any year shown. Cash flows were translated at the average exchange rates for the three months then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is composed of our net loss and changes in equity from non-stockholder sources. The accumulated balances of these non-stockholder sources are reflected as a separate item in the equity section of the balance sheet.

Reportable Segments

Our operations are managed through two business segments: (i) brewing operations and tasting room operations in the US, and distributor operations in Canada (the “North American Territory”); and (ii) distributor operations in Europe, including the UK (the “Foreign Territory”). We evaluate performance based on net operating profit. Where applicable, portions of our administrative expenses are allocated between the operating segments. The operating segments do not share manufacturing or distribution facilities. If any materials and/or services are provided to one operating segment by the other, the transaction is valued according to our transfer policy, which approximates market price. The costs of operating the manufacturing plants are captured discretely within each segment. The Company’s property, plant and equipment, inventory, and accounts receivable are captured and reported discretely within each operating segment.

2. Liquidity and Management Plans

Cole Taylor Facility. On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). The Agreement provides a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. A significant portion of the proceeds received under the Agreement were used to repay credit facilities provided by Marquette Business Credit, Inc. and Grand Pacific Financing Corporation. Convertible promissory notes issued to United Breweries of America, Inc. (“UBA”), one of the Company’s principal shareholders, are subordinated to the Cole Taylor facility.

On March 29, 2013, MBC, Releta, and Cole Taylor entered into a First Amendment (the “Amendment”) to the Agreement to clarify the method by which the fixed charge coverage ratio is calculated. The Amendment also provided that to the extent MBC and Releta may have been in breach of the covenants related to the fixed charge coverage ratio for certain periods before December 31, 2012, such breach is waived and no event of default has occurred by reason of such breach.

The Agreement requires MBC and Releta to maintain certain financial covenants, including a minimum fixed charge coverage ratio of 1.05 to 1.00 as of the end of each month for the trailing twelve month period. As previously reported, on April 29, 2013, we determined that the fixed charge coverage ratio for the trailing twelve month period ended March 31, 2013 fell short and was 0.90 to 1.00. The Agreement provides that the failure to observe any financial covenant will constitute an event of default, causing all of our obligations under the Agreement to immediately and automatically become due and payable, without notice. The event of default is deemed continuing until waived in writing by Cole Taylor. In a letter received from Cole Taylor on May 8, 2013 (the “Letter”), Cole Taylor acknowledged the Company’s shortfall as of March 31, 2013, but stated that Cole Taylor has not exercised any default rights or remedies under the Agreement as a result of such default. The Letter further provides that Cole Taylor will continue to monitor the situation and the Company’s performance, and reserves all rights and remedies available to it in connection with such default. The fixed charge coverage ratio for the trailing twelve month period had continued to fall, and as of June 30, 2013, was 0.28 to 1.00. Cole Taylor is aware that we are not in compliance with the required ratio.

Royal Bank of Scotland Facility. On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided KBEL with an approximately $2.8 million (£1,750,000) maximum revolving line of credit with an advance rate based on 80% of KBEL’s qualified accounts receivable. This facility has a minimum maturity of twelve months, but is automatically extended unless terminated by either party upon six months’ written notice.

Heineken Facility. As previously reported, on April 18, 2013, KBEL entered into a Loan Agreement pursuant to which Heineken UK Limited (“Heineken”) agreed to provide KBEL with a secured term loan facility of £1,000,000 to be made available, subject to the fulfillment of certain conditions precedent, on October 9, 2013 and to be repaid in full by October 9, 2016. The Loan Agreement with Heineken is described under the section captioned “Description Of Our Indebtedness” below.

Additional Debt. We have several loans, lines of credit, other credit facilities and lease agreements which are currently outstanding (collectively, “Indebtedness”). We currently make timely payments of principal and interest relating to the Indebtedness as they fall due and anticipate that we will continue to make such timely payments in the immediate future. However, if we fail to maintain any of the financial covenants under the various agreements governing Indebtedness (such as the default under the Agreement described above), fail to make timely payments of amounts due under the Indebtedness, or commit any other breach resulting in an event of default under the agreements governing Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on our financial condition. If our existing debt were accelerated and terminated, we would need to obtain replacement financing, the lack of which would have a material adverse effect on our financial condition and ability to continue operations. In addition, actions taken by secured parties against the Company’s assets which have been pledged as collateral could have a material adverse effect on our financial condition and operations.

At June 30, 2013, we had cash and cash equivalents of $96,900, an accumulated deficit of $14,254,000, and a working capital deficit of $7,048,800 due to losses incurred and reclassification of debts owing to Cole Taylor as a result of the event of default under the Agreement described above.

UBHL Support. On March 22, 2013, United Breweries (Holdings) Limited (“UBHL”), MBC’s indirect majority shareholder, issued a letter of financial support on behalf of KBEL (the “Letter of Support”) to KBEL’s accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to KBEL to ensure that KBEL is able to meet its financial obligations as and when they fall due. The Letter of Support does not specify either the terms of UBHL’s support, or a maximum dollar limit. UBHL’s financial support to KBEL is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India to the UK. The Letter of Support was issued for a twelve month minimum period, but, if necessary, Management intends to seek UBHL’s consent to extend the stated support. UBHL controls the Company’s two largest shareholders, UBA and Inversiones Mirabel S.A., and as such, UBHL is the Company’s indirect majority shareholder. The Chairman of the Company’s Board of Directors, Dr. Vijay Mallya, is also the chairman of the board of directors of UBHL.

Summary. Management has taken several actions to enable us to meet our working capital needs through June 30, 2014, including reducing discretionary expenditures, expanding business in new territories, and securing additional brewing contracts in an effort to utilize a portion of excess production capacity. We may also seek additional capital infusions to support our operations.

If it becomes necessary to seek UBHL’s financial assistance under the Letter of Support and UBHL does not fulfill its commitment to KBEL, it may result in a material adverse effect on our financial position and on our ability to continue operations. In addition, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

3. Inventories

Inventory is stated at the lower of cost or market using the average-cost method. Cost includes the acquisition cost of raw materials and components, direct labor, and manufacturing overhead.

Inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw Materials	$852,900	$807,000
Beer-in-process	299,600	323,600
Finished Goods	689,600	732,300
Merchandise	100,500	47,600
TOTAL	$1,942,600	$1,910,500

4. Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit, from which may be drawn up to 85% of eligible receivables and 60% of eligible inventory during the period ending June 2016. The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility carries interest at a rate of prime plus 1% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of June 30, 2013 was $1,963,400. We have included as accounts receivable on our June 30, 2013 balance sheet, $2,508,800 of accounts receivables and $1,887,400 of inventory collateralized to Cole Taylor under this facility.

On April 26, 2005, RBS provided an invoice discounting facility to KBEL for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of June 30, 2013 was $1,192,000. Account balances totaling $2,127,100 of accounts receivables collateralized to RBS under this facility are included in our balance sheet as accounts receivable at June 30, 2013.

5. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	June 30, 2013	December 31, 2012
Loan from Cole Taylor, payable in monthly installments of $12,300, plus interest at prime plus 2% with a balloon payment of approximately $2,202,500 in June 2016; secured by substantially all assets of Releta and MBC.	$2,644,600	$2,718,300

Loans from Cole Taylor, payable in monthly installments of $32,300 plus interest at prime plus 1.5% with a balloon payment of approximately $908,700 in June 2016; secured by substantially all assets of Releta and MBC.	2,070,700	1,714,100
	4,715,300	4,432,400

Less current maturities	4,715,300	450,000
	$-	$3,982,400

6. Notes to Related Parties

Subordinated Convertible Notes Payable

Notes payable to related parties includes unsecured convertible notes to UBA (the “UBA Notes”) for a total value of $3,452,100 as of June 30, 2013, including annual interest at the prime rate plus 1.5%, but not to exceed 10%. Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. The UBA Notes have been extended until June 2014 and have automatic renewals after such maturity date for successive one year terms, provided that either we or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term. Under the terms of the UBA Notes, UBA may demand payment within 60 days following the end of the extension period, but UBA has agreed to subordinate the UBA Notes to our long-term debt agreements with Cole Taylor, which mature in June 2016. Therefore, we will not require the use of working capital to repay any of the UBA Notes until the Cole Taylor facilities are repaid. The UBA Notes include $1,536,700 and $1,491,600 of accrued interest at June 30, 2013 and December 31, 2012, respectively.

7. Commitments and Contingencies

Purchase of raw materials

Production of our beverages requires quantities of various processed agricultural products, including malt and hops for beer. We fulfill our commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market.

Legal

We are periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. Management, together with our legal counsel, assesses the resulting contingent liabilities, and such assessment inherently involves the exercise of judgment.

We are not currently aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our financial position or results of operations.

Operating Leases

We lease some operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2015 and provide for renewal options ranging from month-to-month to five years. In the normal course of business, we expect that these leases will be renewed or replaced by leases on similar properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require us to pay certain costs, including real estate taxes, insurance and repairs.

We have various lease agreements for the brewpub and gift store in Ukiah, California, the brewery at Releta’s Saratoga Springs, New York facility, a building in the UK, and certain equipment. The New York lease includes a renewal option for three additional five-year periods, which Releta intends to exercise, and some leases are adjusted annually for changes in the Consumer Price Index. The leases begin expiring in 2014.

Keg Management Agreement

MicroStar Keg Management LLC (“MicroStar”), provides all of our kegs, for which we pay a service fee depending on the applicable territory. We are required to purchase four times the average monthly keg usage for the preceding six-months upon the termination of our agreement with MicroStar. Although our agreement currently terminates in September, 2014, we expect to continue this relationship.

8. Related-Party Transactions

We have entered into several agreements with affiliated and related entities, including, but not limited to, a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and KBEL; a Distribution Agreement between UBIUK and KBEL; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBIUK and UBHL. KBEL is a party to a brewing agreement and a loan agreement with Shepherd Neame Limited (“Shepherd Neame”).

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

Also as previously reported, on March 11, 2013, KBEL entered into an amendment (the “Company Amendment”) of that certain Brewing License Agreement between KBEL and the Company dated October 26, 2001 as amended (the “Company License”). The Company License currently grants us rights to distribute Kingfisher beer in the United States. When effective, the Company Amendment will change the territory covered by the Company License from the United States to Canada and the Caribbean Islands.

Although, when effective, the Subsidiary Amendments and the Company Amendment will not provide license and distribution rights in the United States, we plan to negotiate the continued right to use Kingfisher trademarks and distribute Kingfisher beer in the United States pursuant to a separate arrangement. Also, as previously disclosed, the Chairman of the Company’s board of directors, Dr. Vijay Mallya, is also the Chairman of UB.

The following tables reflect the value of the transactions during the six months ended June 30, 2013 and 2012 and the balances outstanding as of June 30, 2013 and December 31, 2012.

TRANSACTIONS	June 30, 2013	June 30, 2012
Sales to Shepherd Neame	$1,667,100	$1,842,800
Purchases from Shepherd Neame	$7,044,200	$7,856,800
Expense reimbursement to Shepherd Neame	$515,300	$512,900
Interest expense related to UBA convertible notes	$45,100	$45,400

ACCOUNT BALANCES	June 30, 2013	Dec 31, 2012
Accounts payable to Shepherd Neame	$2,841,800	$3,894,900
Accounts receivable from Shepherd Neame	$282,900	$356,300

9. Segment Information

Our business presently consists of two segments – the North American Territory and the Foreign Territory. The Company’s operations in the North American Territory consist primarily of brewing and marketing proprietary craft beers. For distribution in the North American Territory, we brew our brands in our own facilities, which are located in Ukiah, California and Saratoga Springs, New York. Our operations in the Foreign Territory, which are conducted through UBIUK and KBEL, consist primarily of the marketing and distribution of Kingfisher Premium Lager in the Foreign Territory.

A summary of each segment is as follows:

Six months ended June 30, 2013
	North American Territory	Foreign Territory	Corporate & Others	Total

Net Sales	$7,374,700	$10,371,700	$-	$17,746,400
Operating Income (loss)	$(249,400)	$50,500	$-	$(198,900)
Identifiable Assets	$12,734,300	$3,587,200	$3,205,400	$19,526,900
Depreciation & Amortization	$323,200	$200,200	$-	$523,400
Capital Expenditures	$283,000	$168,500	$-	$451,500

Six months ended June 30, 2012
	North American Territory	Foreign Territory	Corporate & Others	Total

Net Sales	$8,569,100	$11,131,000	$-	$19,700,100
Operating Income	$440,600	$204.400	$-	$645,000
Identifiable Assets	$11,979,700	$3,697,800	$3,833,200	$19,510,700
Depreciation & Amortization	$309,200	$203,100	$-	$512,300
Capital Expenditures	$84,500	$218,600	$-	$303,100

10. Unrestricted Net Assets

Our wholly-owned subsidiary, UBIUK, has undistributed losses of $2,155,900 as of June 30, 2013. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,521,000. Condensed financial information of MBC together with its other subsidiary, Releta is as follows:

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash	$94,900	$123,200
Accounts receivable, net	2,508,800	2,531,700
Inventories	1,887,400	1,910,500
Prepaid expenses	291,000	111,900
Total current assets	4,782,100	4,677,300

Investment in UBIUK	1,225,000	1,225,000
Property and equipment	10,846,900	10,864,600
Intercompany receivable	599,400	471,400
Other assets	310,700	268,800
Total assets	$17,764,100	$17,507,100

Liabilities and Stockholders’ Equity
Line of credit	$1,963,400	$1,887,700
Accounts payable	1,759,400	1,584,300
Accrued liabilities	1,005,000	884,300
Current maturities of debts and lease	4,715,300	453,100
Total current liabilities	9,443,100	4,809,400

Long-term debts and capital lease	-	3,982,400
Notes to related parties	3,452,100	3,407,000
Total liabilities	$12,895,200	$12,198,800

Stockholders’ equity
Preferred stock	227,600	227,600
Common stock	15,100,300	15,100,300
Accumulated deficit	(10,459,000)	(10,019,600)
Total stockholders’ equity	4,868,900	5,308,300
Total liabilities and stockholders’ equity	$17,764,100	$17,507,100

Statements of Operations	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,790,300	$4,627,500	$7,374,700	$8,569,100
Cost of goods sold	(3,061,800)	(3,419,100)	(5,844,400)	(6,357,700)
Sales, marketing, and retail expenses	(430,200)	(443,500)	(814,600)	(872,100)
General and administrative expenses	(485,400)	(462,300)	(1,024,100)	(968,600)
Income (loss) from operations	(187,100)	302,600	(308,400)	370,700

Other income	39,800	42,900	74,400	77,600
Interest expense	(102,200)	(92,300)	(200,400)	(189,100)
Provision for taxes	--	--	(5,000)	(800)
Net income (loss)	$(249,500)	$253,200	$(439,400)	$258,400

Statements of Cash Flows	Six months ended June 30
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities	$27,200	$227,300
Purchase of property and equipment	(283,000)	(84,500)
Proceed from sale of assets	-	5,000
Net borrowing (repayment) on line of credit	75,700	(46,300)
Borrowing on long term debt	539,700	184,700
Repayment on long term debt	(256,800)	(211,800)
Payment on obligation under capital lease	(3,100)	(25,000)
Net change in payable to UBI	(128,000)	(117,100)
Decrease in cash	(28,300)	(67,700)
Cash, beginning of period	123,200	187,200
Cash, end of period	$94,900	$119,500

11. Income Taxes

In the six months ended June 30, 2013 and 2012, we recorded tax expenses related to state franchise taxes only, and did not record income tax expenses due to the availability of deferred tax assets to offset any taxable income in the US (at the federal and state level to the extent applicable) and the UK. We have established a full valuation allowance against our deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized has not yet been met. During the three months ended March 31, 2013 and 2012, our effective tax rates were de minimis. The difference between our effective tax rates, the 35% US federal statutory tax rate, and the UK’s statutory tax rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance.

Our major tax jurisdictions are (i) US (federal), (ii) California (state), (iii) New York (state) and (iv) UK. Tax returns remain open to examination by the applicable governmental authorities for tax years 2009 through 2012. The federal and state taxing authorities may choose to audit tax returns for prior years due to significant tax attribute carryforwards for those prior years. However, such audits will be limited to adjustments to such carryforward tax attributes. The Company is not currently being audited in any tax jurisdiction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition and cash flows for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In this Report, the terms “we”, “us”, “our”, and “the Company” and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term “MBC” is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including but not limited to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, Management’s beliefs, and assumptions made by Management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of those and similar words are intended to identify such forward-looking information. Our forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available as of the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to, changes in the pricing environment for our products, changes in demand for malt beverage products in different markets, changes in distributor relationships or performance, changes in customer preference for our products, regulatory or legislative changes, the impact of competition, changes in the prices of raw materials, availability of financing for operations, changes in interest rates, changes in our foreign business, and other risks discussed elsewhere in this Quarterly Report on Form 10-Q and from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic, Canadian and European economic and political conditions. We undertake no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revisions to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Segment Information

Prior to 2001, our business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With our acquisition of United Breweries International (UK), Ltd. (“UBIUK”) in August 2001, however, we gained a new business segment - distribution of beer outside the US, primarily in the UK and continental Europe, (collectively, the “Foreign Territory”). This segment accounted for 57% and 55% of our gross sales during the first six months of the years 2013 and 2012 respectively, with the US and Canada (the “North American Territory”) accounting for the remaining 43% and 45% during the first six months of the years 2013 and 2012 respectively.

Seasonality

Sales of our products are somewhat seasonal. Historically, our sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both the North American and Foreign Territories. In the North American Territory, our sales volumes have generally been higher during the second and third quarters and slower during the fourth quarter. In the Foreign Territory the fourth quarter has generally generated a higher sales volume for us compared to the other three quarters. The volume of our sales in any given area may also be affected by local weather conditions. Because of the seasonality of our business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Labor Relations

As of June 30, 2013, union members represented approximately 18% of our US-based workforce. MBC has approximately fourteen employees at its Ukiah, California facility who were working under a collective bargaining agreement that expired on July 31, 2013. The union and the Company’s management are currently negotiating a new collective bargaining agreement. Any labor dispute, work stoppage or other disruption in production as a result of the expiration of the collective bargaining agreement could adversely affect us.

Summary of Financial Results

We ended the first six months of the year 2013 with a net loss of $423,300, as compared to a net income of $438,600 for the same period in 2012. As set forth more fully under “Results of Operations,” below, the net loss during the first six months of the year 2013 was attributable to a reduction in US sales revenues, mainly because our largest contract brand decreased its requirements and we experienced production problems in New York.

Results of Operations

Three Months Ended June 30, 2013 Compared To Three Months Ended June 30, 2012

Net Sales

Our overall net sales for the second quarter of 2013 were $9,511,600, a decrease of $758,600, or 7.4%, compared to $10,270,200 for the second quarter of 2012. The decrease was due to decreases in sales of our brands and contract brands in the North American Territory.

North American Territory: Our net sales for the second quarter of 2013 were $3,790,300 compared to $4,627,500 for the same period in 2012, a decrease of $837,200, or 18.1%, mainly due to decreased sales volume. The sales volume decreased to 19,100 barrels in the second quarter of 2012 from 23,900 barrels in the second quarter of 2012; a net decrease of 4,800 barrels, or 19.9%. Sales of contract brands decreased by 3,600 barrels because our largest contract brand has constructed its own brewing facility. Although they continue to use us for contract brewing, their requirements are now much lower than their previous needs. Sales of MBC’s brands decreased by 500 barrels, and Kingfisher sales decreased by 700 barrels. We had maintenance issues in our facility in New York that prevented us from brewing at full capacity. Those issues have since been resolved.

Foreign Territory: Net sales for the second quarter of 2013 were $5,721,300 compared to $5,642,700 during the corresponding period of 2012, an increase of $78,600, or 1.4% when measured in US Dollars.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the second quarter of 2013 was 73.1%, as compared to 71.5% during the corresponding period of 2012.

North American Territory: Cost of goods sold as a percentage of net sales in the US during the second quarter of 2013 was 80.8%, compared to 73.9% during the corresponding period of 2012. Utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. Our production capacity is currently under-utilized, and the lower sales volume in 2013 caused further decreases in productivity.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the second quarter of 2013 was 68.6%, as compared to 70.2% during the corresponding period in 2012. In the UK, the purchase price of our products includes an excise duty. The amount of this excise duty decreased, therefore the purchase price of the products decreased accordingly.

Gross Profit

Due to reduction in sales revenue and higher cost of goods in North American Territory, gross profit for the second quarter of 2013 was $2,557,400 compared to $2,930,700 during the corresponding period of 2012 (a decrease of $373,300 or 12.7%). As a percentage of net sales, gross profit during the second quarter of 2013 decreased to 26.9% from 28.5% for the second quarter of 2012.

Operating Expenses

Operating expenses for the second quarter of 2013 were $2,515,000, an increase of $166,800, or 7.1%, as compared to $2,348,200 for the corresponding period of 2012. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the second quarter of 2013 were $1,410,300, as compared to $1,361,300 for the second quarter of 2012, representing an increase of $49,000 or 3.6%.

North American Territory: Marketing and distribution related expenses for the second quarter of 2013 were $430,200 compared to $443,500 during the corresponding period of 2012, representing a decrease of $13,300 or 3.1%. As a percentage of net sales in the US, such expenses increased to 11.4% during the second quarter of 2013, compared to 9.6% during the corresponding period of 2012.

Foreign Territory: Marketing and distribution related expenses for the second quarter of 2013 were $980,100 compared to $917,800 during the corresponding period of 2012, representing an increase of $62,300, or 6.8%. This increase is mainly due to repairs of beer dispensing equipment and increases in advertising and sales commissions. As a percentage of net sales in the UK, marketing and distribution related expenses increased to 17.1% during the second quarter of 2013 compared to 16.3% during the corresponding period of 2012.

General and Administrative Expenses: Our general and administrative expenses were $1,104,700 for the second quarter of 2013, representing an increase of $117,800 or 11.9%, from $986,900 for the corresponding period in 2012.

North American Territory: Domestic general and administrative expenses were $485,400 for the second quarter of 2013, representing an increase of $23,100, or 5%, compared to $462,300 for the second quarter of 2012 due to increase in various miscellaneous expenses.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $619,300 for the second quarter of the year 2013, representing an increase of $94,700 or 18.1%, when compared to $524,600 for the second quarter of 2012. The increase was mainly due legal expenses in connection with the negotiation of the Heineken contracts, a new employee, and miscellaneous administrative expenses.

Other Expenses

Net other expenses for the second quarter of 2013 totaled $111,500, representing an increase of $14,400, or 14.8%, when compared to $97,100 for the second quarter of 2012. Our interest expenses increased in accordance with our greater amounts of debt.

Income Taxes

We made no income tax provisions for the second quarters of 2013 and 2012.

Net Profit / Loss

Our net loss for the second quarter of 2013 was $69,100, compared to net income of $485,400 for the second quarter of 2012. After providing for a negative foreign currency translation adjustment of $4,200 during the second quarter of 2013 (as compared to positive adjustment of $61,000 for the same period in 2012), our comprehensive loss for the second quarter of 2013 was $73,300, compared to comprehensive income of $546,400 for the same period in 2012. As discussed above, the primary reason for the loss was the drop in our sales revenue.

Six Months Ended June 30, 2013 Compared To Six Months Ended June 30, 2012

Net Sales

Our overall net sales for the first six months of 2013 were $17,746,400, a decrease of $1,953,700, or 9.9%, compared to net sales of $19,700,100 for the same period in 2012.

North American Territory: North American net sales for the first six months of 2013 were $7,374,700 compared to $8,569,100 for the same period in 2012, a decrease of $1,194,400 or 13.9%. Our domestic sales volumes decreased to 36,500 barrels during the first six months of 2013 from 44,300 barrels in the first six months of 2012, representing a decrease of 7,800 barrels or 17.5%. Sales of MBC’s brands decreased by 2,200 barrels, sales of Kingfisher brands decreased by 900 barrels and sales of contract brands decreased by 4,700 barrels during the first six months of 2013 compared to the same period in 2012. As previously discussed, we experienced productivity issues in New York and our biggest contract brand reduced its production at our facility.

Foreign Territory: Net sales for the first six months of 2013 were $10,371,700 compared to $11,131,000 during the corresponding period of 2012, a decrease of $759,300 or 6.8%. due to reduction in sales volume.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first six months of 2013 was 72.8%, as compared to 71.8% during the corresponding period of 2012.

North American Territory: Cost of goods sold as a percentage of net sales in the US during the first six months of 2013 was 79.3%, as compared to 74.2%, during the corresponding period of 2012. Our production capacity is currently under-utilized. Generally, when facilities are operating at higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. However, our production has decreased because of the lower demand for our products, causing the fixed and semi-variable costs to have a greater effect.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the first six months of 2013 was 68.8%, as compared to 70.1% during the corresponding period in 2012. In the UK, the purchase price that we pay for our products includes an excise duty. That duty has decreased, resulting in a corresponding decrease in our cost of goods.

Gross Profit

As a result of a decrease in sales revenue and increase in cost of goods, gross profit for the first six months of 2013 decreased to $4,824,300, from $5,555,500 during the corresponding period of 2012. As a percentage of net sales, the gross profit during the first six months of 2013 decreased to 27.2% from 28.2% during the corresponding period in 2012, mainly due to the decreases in sales revenues described above.

Operating Expenses

Operating expenses for the first six months of 2013 were $5,023,200, an increase of $112,700, or 2.3%, as compared to $4,910,500 for the corresponding period of the year 2012. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the first six months of the year 2013 were $2,651,300, as compared to $2,842,400 for the same period in 2012, representing a decrease of $191,100 or 6.7%.

North American Territory: Marketing and distribution related expenses for the first six months of 2013 were $814,600 compared to $872,100 during the corresponding period of 2012, representing a decrease of $57,500 or 6.6%. The decrease was mainly due to decreases in freight and miscellaneous operational expenses due to reduced sales volume. However, because net sales decreased at an even greater rate, these expenses equaled 11% of net sales in the US during the first six months of the year 2013, compared to 10.2% during the corresponding period of 2012.

Foreign Territory: Marketing and distribution related expenses for the first six months of 2013 were $1,836,700 compared to $1,970,300 during the corresponding period of 2012, representing a decrease of $133,600 or 6.8%. As a percentage of net sales in the UK, marketing and distribution expenses remained at 17.7% during the first six months of 2013 and 2012. The decrease in expenses was mainly due to a decrease in advertising and promotional expenses.

General and Administrative Expenses: Our general and administrative expenses were $2,371,900 for the first six months of the year 2013, representing an increase of $303,800 or 14.7%, from $2,068,100 for the corresponding period in 2012.

North American Territory: Domestic general and administrative expenses were $1,024,100 for the first six months of 2013, representing an increase of $55,500, or 5.7%, from $968,600 for the same period in 2012 due to small increases in various miscellaneous administrative expenses.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $1,347,800 for the first six months of 2013, representing an increase of $248,300 or 22.6%, as compared to $1,099,500 for the same period in 2012. The increases were mainly due to a new employee and legal expenses associated with changes being made in the brewing arrangement with Heineken.

Other Expenses

Net other expenses for the first six months of 2013 totaled $219,400 representing an increase of $13,800 or 6.7% when compared to $205,600 for the same period in 2012. The additional expense is caused by greater interest expenses associated with our increased debt.

Income Taxes

We have a provision for income taxes of $5,000 for the first six months of 2013 compared to a provision of $800 for the corresponding period in 2012. The provision for taxes is related to the estimated amount of taxes that will be imposed on us by tax authorities in the US, and is based upon the previous year’s results.

Net Income / Loss

Our net loss for the first six months of 2013 was $423,300, as compared to net income of $438,600 for the first six months of 2012. After providing for a positive foreign currency translation adjustment of $148,400 during the first six months of 2013 (as compared to a negative foreign currency translation adjustment of $33,600 for the same period in 2012), comprehensive loss for the first six months of 2013 was $274,900, compared to comprehensive income of $405,000 for the same period in 2012. As stated above, the primary reason for the loss was the drop in sales revenues during the period.

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

UBHL Support. In response to the losses incurred in connection with our international operations, UBHL, our indirect majority shareholder, issued a letter of financial support on KBEL’s behalf on March 22, 2013 (the “Letter of Support”). Under the terms of the Letter of Support, UBHL agreed to provide funding to KBEL on an as needed basis to enable KBEL to meet its financial obligations as they become due. There is no maximum limit on the amount of funding to be provided by UBHL to KBEL under the terms of the Letter of Support, however, such funding is subject to compliance with applicable exchange control regulations and other applicable laws and regulations regarding the transfer of funds from India to the UK. The Letter of Support was issued for a twelve month minimum period. The type of financial support to be provided by UBHL and the terms of such financial support is not specified in the Letter of Support. Management intends to seek UBHL’s consent to keep the current Letter of Support in force beyond the minimum period, if necessary, or request that UBHL issue a new letter of support for periods after such minimum period. If UBHL were unable or unwilling to meet its current obligations under the Letter of Support or, if requested, UBHL does not agree to keep the Letter of Support in force following the minimum specified period, it could result in a material adverse effect on our financial condition and could affect our ability to continue operations. Our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

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

On April 29, 2013, we determined that we were not in compliance with fixed charge coverage ratio under the Agreement. The Agreement requires us to maintain certain financial covenants, including a minimum fixed charge coverage ratio of 1.05 to 1.00 for trailing twelve month periods. We determined that the fixed charge coverage ratio for the trailing twelve month period ended March 31, 2013 fell short of the requirement, resulting in an event of default under the Agreement. Under the Agreement, upon the occurrence of an event of default, all of our obligations under the Agreement will immediately and automatically become due and payable, without notice of any kind. The event of default shall be deemed continuing until waived in writing by Cole Taylor. In a letter received from Cole Taylor on May 8, 2013 (the “Letter”), Cole Taylor acknowledged the violation of the fixed charge coverage ratio as of March 31, 2013, but stated that Cole Taylor has not exercised any default rights or remedies under the Agreement as a result of such default. The Letter further provides that Cole Taylor will continue to monitor the situation and our performance, and reserves all rights and remedies available to it in connection with such default. Cole Taylor is aware that as of June 30, 2013, we continued to be out of compliance with the minimum fixed charge coverage ratio. Cole Taylor’s exercise of its rights or remedies arising from any default under the Agreement could have a material adverse effect on the Company’s financial condition. The Agreement with Cole Taylor is described under the section captioned “Description Of Our Indebtedness” below.

Heineken Facility. On April 18, 2013, KBEL entered into a Loan Agreement with Heineken pursuant to which Heineken agreed to provide KBEL with a secured term loan facility of £1,000,000 to be made available, subject to the fulfillment of certain conditions precedent, on October 9, 2013, and to be repaid in full by October 9, 2016. The Loan Agreement with Heineken is described under the section captioned “Description Of Our Indebtedness” below.

Summary. As of June 30, 2013, we had cash and cash equivalents of $96,900, an accumulated deficit of $14,254,000 and a working capital deficit of $7,048,800 due to losses incurred and reclassification of debts owing to Cole Taylor as a result of the event of default under the Agreement described above.

We have several loans, lines of credit, other credit facilities and lease agreements which are currently outstanding (collectively, “Indebtedness”). Certain of the agreements governing our Indebtedness contain cross-default provisions which may cause an event of default under one agreement to result in an event of default under a separate agreement. In addition, certain of the agreements governing our Indebtedness contain provisions pursuant to which a material adverse change in our financial condition may result in an event of default under such agreements. In case of an event of default, the agreements provide the lenders with several rights and remedies, including, but not limited to, acceleration and termination of the facility, implementation of default interest rates, and secured party rights with respect to the collateral (including the power to sell such collateral). Substantially all of our assets, including the real property in Ukiah, California, are pledged as collateral pursuant to the terms of the agreements governing our Indebtedness. If we are in default under our secured credit facilities, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

We are currently making timely payments of principal and interest relating to our Indebtedness as such Indebtedness becomes due, and anticipate that we will continue to make such timely payments in the immediate future. However, if we fail to maintain any of the financial covenants under the various agreements governing our Indebtedness, fail to make timely payments of amounts due under our Indebtedness, or commit any other breach resulting in an event of default under the agreements governing our Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on our financial condition. If our existing Indebtedness is accelerated or terminated, we will need to obtain replacement financing. If we are unable to obtain such replacement financing, it will likely result in a material adverse effect on our financial condition and our ability to continue operations. In addition, remedies available to secured parties relating to our assets that have been pledged as collateral could have a material adverse effect on our financial conditions and operations.

Management has taken several actions to enable us to meet our working capital needs through June 30, 2014, including reductions in discretionary expenditures, optimization of pricing and discounts to increase margins, expansion of our business in new territories and exporting our brands outside United States. In addition, we continue to seek additional brewing contracts in an effort to increase revenue and utilize a portion of our excess production capacity. We have significantly revamped our operations in the Foreign Territory including, but not limited to, improvements in organizational structure, changes in customer pricing policy to increase sales realization, and stricter control on costs and receivables to improve operational results. The proposed brewing arrangement with Heineken is expected to improve our margins significantly in the Foreign Territory.

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

Cash Flow Results:

Net cash used in operating activities for the six months ended June 30, 2013 was $44,800, compared to $142,500 for the six months ended June 30, 2012. We generally do not require significant cash on hand to meet our operating needs.

During the first six months of 2013, increases in collections from debtors resulted in increases in cash flow of $660,400 which was used to pay down accounts payable and accrued liabilities. Our inventory increased by $32,900 between December 31, 2012 and June 30, 2013. Fluctuations in inventory are normal for our operations and industry and are typically not indicators of any material contributing cause. Prepaid expenses increased by $233,900, mainly due to renewal of our insurance policies in June 2013.

Net cash used in investing activities totaled $451,500 for the first six months of 2013 compared to $290,900 for the first six months of 2012. Net cash used for investing activities consists of purchases of machinery and equipment. Some of the new equipment and machinery replaced older items, and in the North American Territory, some was installed to upgrade the facility for increased production.

Net cash provided by financing activities totaled $357,800 during the first six months of 2013, compared to $261,500 during the first six months of 2012. Net cash provided by financing activities principally consisted of a temporary increase in the Company’s use of a revolving line of credit and borrowing on long term debt, offset by payments on loan and lease payments.

DESCRIPTION OF OUR INDEBTEDNESS:

Cole Taylor Facility

On June 23, 2011, MBC and Releta entered into the Agreement with Cole Taylor (as described in “Liquidity and Capital Resources”). The Agreement provides a credit facility of up to $10,000,000 with a maturity date of June 23, 2016, consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. At the time that the applicable loan or advance is made, we may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan or the capital expenditure line of credit, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. The Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority interest in all of MBC’s and Releta’s personal property and a first mortgage on our Ukiah, California property, among other items of MBC and Releta assets.

On March 29, 2013, MBC and Releta entered into the Amendment to the Agreement (as described in “Liquidity and Capital Resources”). The Amendment clarifies the method by which the fixed charge coverage ratio shall be calculated. To the extent we may have been in breach of the covenants related to the fixed charge coverage ratio before December 31, 2012, Cole Taylor has agreed in the Amendment that such breach is waived and that no event of default had occurred by reason of such breach on or before December 31, 2012.

The Agreement requires us to maintain certain financial covenants, including a minimum fixed charge coverage ratio of 1.05 to 1.00 for the trailing twelve month period. As discussed in “Liquidity and Capital Resources”, we determined that the fixed charge coverage ratio for the trailing twelve month period ended March 31, 2013 fell short of the requirement resulting in an event of default under the Agreement, and Cole Taylor acknowledged the Company’s default of the fixed charge coverage ratio as of March 31, 2013, but stated that Cole Taylor has not exercised any default rights or remedies under the Agreement as a result of such default. The fixed charge coverage ratio for the trailing twelve month period has continued to fall, and as of June 30, 2013, was 0.28 to 1.00. Cole Taylor is aware that we are not in compliance with the fixed charge coverage ratio requirement. Cole Taylor’s exercise of its rights or remedies under the Agreement could have a material adverse effect on the Company’s financial condition.

Master Line of Credit and UBA Notes

On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen separate advances to us under the Credit Agreement and one additional advance on March 2, 2005 on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the “UBA Notes”). Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement and an amendment to the March 2, 2005 note (together, the “Extension Agreements”). The Extension Agreements, as amended, confirm UBA’s extension of the terms of the UBA Notes for a period ending on June 30, 2013 with automatic renewals after such maturity date for successive one year terms, provided that either MBC or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term. Since no such notice was given by either party, UBA Notes have been automatically extended up to June 30, 2014.

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

The aggregate outstanding principal amount of the UBA Notes as of June 30, 2013 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,536,700, for a total amount outstanding of $3,452,100. As of June 30, 2013, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,318,400 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, any conversion may occur at a lower price.

Other Loans, Credit Facilities and Commitments

Heineken Loan

On April 18, 2013, KBEL entered into a Loan Agreement with Heineken UK Limited (“Heineken”) pursuant to which Heineken agreed to provide KBEL with a secured term loan facility of £1,000,000 to be made available, subject to the fulfillment of certain conditions precedent, on October 9, 2013, and to be repaid in full by October 9, 2016. Interest on the loan is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an event of default, if Heineken and KBEL fail to agree on a payment plan acceptable to Heineken, Heineken may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-Licence Agreement entered between Heineken, UBIUK, KBEL and United Breweries Limited.

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

Keg Management Arrangement

In September 2009, we entered into a keg management agreement with MicroStar Keg Management, LLC (“MicroStar”). Under this arrangement, MicroStar provides us with half-barrel kegs for which we pay filling and usage fees. Distributors return the kegs directly to MicroStar. MicroStar then supplies us with additional kegs. The agreement is effective for five years ending in September 2014. Upon termination of this agreement, we are required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar. We anticipate that we would either extend this agreement prior to termination, or finance the required purchase through debt or lease financing, if available. However, there can be no assurance that we will be able to extend the agreement or finance the purchase of the required kegs. Our failure to purchase the required kegs from MicroStar upon termination of the agreement would likely have a material adverse effect on our operations.

Weighted Average Interest

The weighted average annual interest rates paid on our US debts was 5% for the first six months of 2013 and 2012. For loans primarily associated with our Foreign Territory, the weighted average annual rate paid was 3% for the first six months of 2013 and 2012.

Current Ratio

Our ratio of current assets to current liabilities on June 30, 2012 was 0.51 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0. Our ratio of current assets to current liabilities on June 30, 2012 was 0.78 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0.

Restricted Net Assets

UBIUK has undistributed losses of $2,155,900 as of June 30, 2013. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,521,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the quarter ended June 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of June 30, 2013.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending June 30, 2013) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The discussions under the subheadings “Cole Taylor Facility”, one of which is under “Description of Our Indebtedness”, and the other of which is under “Liquidity and Capital Resources”, both set forth in Item 2 of PART I of this report, are hereby incorporated by reference in their entirety.

Item 6. Exhibits

Exhibit Number	Description
10.1	Contract Brewing and Distribution Agreement between Heineken UK Limited and Kingfisher Beer Europe Limited, dated April 18, 2013. (1)
10.2	Heineken Sub-License Agreement by and among Heineken UK Limited, United Breweries International (UK) Limited, Kingfisher Beer Europe Limited, and United Breweries Limited, dated April 18, 2013. (1)
10.3	Loan Agreement between Heineken UK Limited and Kingfisher Beer Europe Limited, dated April 18, 2013. (1)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Exchange Act. The omitted material has been separately filed with the Securities and Exchange Commission.

*	Filed herewith.

**	Furnished herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: August 14, 2013	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2013	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary
(Principal Financial Officer)

