Form 10-Q
period 2013-09-30
MENDOCINO BREWING CO INC
filed 2013-11-14
CIK 919134

United states

securities and exchange commission

Washington, D.C. 20549

Form 10-q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                          to

Commission file number 1-13636

Mendocino Brewing Company, Inc.

(Exact name of Registrant as Specified in its Charter)

California	68-0318293
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1601 Airport Road, Ukiah, CA	95482
(Address of principal executive offices	(Zip Code)

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

The number of shares of the issuer’s common stock outstanding as of November 13, 2013 is 12,611,133.

2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$40,700	$198,500
Accounts receivable, net	4,393,600	5,421,600
Inventories	2,144,200	1,910,500
Prepaid expenses	611,100	514,900

Total Current Assets	7,189,600	8,045,500

Property and Equipment, net	11,834,000	11,937,200
Deposits and other assets	325,700	268,800

Total Assets	$19,349,300	$20,251,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$3,099,900	$3,159,700
Accounts payable	5,101,800	5,693,600
Accrued liabilities	1,600,900	1,652,100
Current maturities of long-term debt	4,581,600	450,000
Current maturities of obligations under capital leases	-	3,100
Total Current Liabilities	14,384,200	10,958,500

Long-Term Liabilities
Notes to related parties	3,475,000	3,407,000
Long term debts, less current maturities	-	3,982,400
Total Long-Term Liabilities	3,475,000	7,389,400

Total Liabilities	17,859,200	18,347,900

Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	435,900	406,400
Accumulated deficit	(14,273,700)	(13,830,700)

Total Stockholders’ Equity	1,490,100	1,903,600

Total Liabilities and Stockholders’ Equity	$19,349,300	$20,251,500

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED September 30		NINE MONTHS ENDED September 30
	2013	2012	2013	2012

Sales	$9,415,500	$10,277,700	$27,528,700	$30,495,500
Excise taxes	224,500	236,100	591,300	753,800
Net sales	9,191,000	10,041,600	26,937,400	29,741,700
Cost of goods sold	6,595,700	7,315,200	19,517,800	21,459,800
Gross profit	2,595,300	2,726,400	7,419,600	8,281,900
Operating expenses
Marketing	1,409,400	1,425,200	4,060,700	4,267,600
General and administrative	1,076,500	1,088,200	3,448,400	3,156,300
Total operating expenses	2,485,900	2,513,400	7,509,100	7,423,900
Income from operations	109,400	213,000	(89,500)	858,000
Other income (expense)
Other income	6,400	3,900	18,300	14,000
Profit on sale of asset	-	—	-	9,400
Interest expense	(135,500)	(112,200)	(366,800)	(337,300)
Total other expenses	(129,100)	(108,300)	(348,500)	(313,900)
Income (loss) before income taxes	(19,700)	104,700	(438,000)	544,100
Provision for income taxes	-	900	5,000	1,700
Net income (loss)	$(19,700)	$103,800	$(443,000)	$542,400
Foreign currency translation income (loss)	(118,900)	(74,100)	29,500	(107,700)
Comprehensive income (loss)	$(138,600)	$29,700	$(413,500)	$434,700
Net income (loss) per common share – Basic and Diluted	$(0.00)	$0.01	$(0.04)	$0.04
Weighted average common shares outstanding –
Basic	12,611,133	12,611,133	12,611,133	12,611,133
Diluted	12,611,133	14,883,814	12,611,133	14,883,814

See accompanying notes to these condensed financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(443,000)	$542,400
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	797,700	771,200
Provision for doubtful accounts	(48,800)	(32,200)
Interest accrued on related party debt	68,000	68,300
(Profit) on sale of assets	-	(9,400)
Changes in:
Accounts receivable	1,033,700	330,400
Inventories	(233,000)	104,900
Prepaid expenses	(98,500)	(155,600)
Deposits and other assets	(89,700)	(296,600)
Accounts payable	(531,800)	(977,000)
Accrued liabilities	(37,400)	(72,100)
Net cash used in operating activities	417,200	274,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(665,100)	(546,200)
Proceeds from sale of fixed assets	-	12,200
Net cash used in investing activities	(665,100)	(534,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing on line of credit	(56,200)	415,900
Borrowing on long-term debt	539,700	184,700
Repayment on long-term debt	(390,500)	(439,000)
Payments on obligations under long term leases	(3,100)	(53,800)
Net cash provided by financing activities	89,900	107,800

EFFECT OF EXCHANGE RATE CHANGES ON CASH	200	(21,300)

NET CHANGE IN CASH	(157,800)	(173,200)

CASH, beginning of period	198,500	312,200

CASH, end of period	$40,700	$139,000

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$5,000	$1,700
Interest	$298,800	$269,000

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

MBC’s United Kingdom (the “UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe Limited (“KBEL”). KBEL is a distributor of alcoholic beverages, mainly Kingfisher Lager Beer, in the UK and Europe. The distributorship is located in Maidstone, Kent in the UK. In addition, during the period covered by this report, through UBIUK, the Company had production and distribution rights to Kingfisher Premium Lager in Canada and the United States. The Company has the right to use the Kingfisher mark and the name “Kingfisher Brewing Company” in connection with the brewing and distribution of the assorted beers in the United States pursuant to an agreement with Kingfisher America, Inc. Generally sales are made through distributors.

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

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the US. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our most recent Annual Report on Form 10-K, as filed with the SEC, which contains additional financial and operating information and information concerning significant accounting policies followed by the Company. The financial statements and notes are representations of our management (“Management”) and board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

Operating results from the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period.

Reclassifications

Certain items in the financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2013 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

We recognize revenue only when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services have been rendered;
●	The fee for the arrangement is fixed or determinable; and
●	Collectability is reasonably assured

.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to a borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $33,800 and $11,300 for the nine and three months ended September 30, 2013 and 2012 respectively.

Concentration of Credit Risks

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of our cash and cash equivalents are deposited with commercial banks in the US and the UK that have minimal credit risk. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. As of September 30, 2013, we have approximately $2,260,200 of accounts receivable due from UK customers.

Labor disputes, work stoppages or other disruptions in production could adversely affect us. As of September 30, 2013, union members represented approximately 18% of our US-based workforce. MBC has approximately fourteen employees at its Ukiah, California facility who were working under a collective bargaining agreement that expired on July 31, 2013. The union and management are currently negotiating a new agreement.

Income Taxes

We account for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. We periodically assess uncertain tax positions that we have taken or expect to take on tax returns, including decisions whether to file returns in any particular jurisdiction. We have evaluated our tax positions and have determined that there were no uncertain tax benefits as of September 30, 2013 and December 31, 2012.

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

	Three months ended		Nine months ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Net income (loss)	$(19,700)	103,800	$(443,000)	542,400
Weighted average common shares outstanding	12,611,133	12,611,133	12,611,133	12,611,133
Basic net income (loss) per share	$(0.00)	0.01	$(0.04)	0.04
Interest expense on convertible notes	$-	22,900	$-	68,300
Income (loss) for computing diluted net income per share	$(19,700)	126,700	$(443,000)	610,700
Incremental shares from assumed exercise of dilutive securities	-	2,272,681	-	2,272,681
Dilutive potential common shares	12,611,133	14,883,814	12,611,133	14,883,814
Diluted net earnings (loss) per share	$(0.00)	0.01	$(0.04)	0.04

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

On March 29, 2013, MBC, Releta, and Cole Taylor entered into a First Amendment (the “Amendment”) to the Agreement to clarify the method by which the fixed charge coverage ratio is calculated. The Amendment also provided that to the extent MBC and Releta may have been in breach of the covenants related to the fixed charge coverage ratio for certain periods before December 31, 2012, such breach was waived and no event of default occurred by reason of such breach.

The Agreement requires MBC and Releta to maintain certain minimum fixed charge coverage ratios for trailing twelve month periods and minimum tangible net worth. The minimum tangible net worth MBC and Releta are required to maintain is subject to increase based on the net income of MBC and Releta. As previously disclosed in the Company’s current report on Form 8-K filed on May 3, 2013, quarterly report on Form 10-Q filed on August 14, 2013 and current report on Form 8-K filed on September 24, 2013, the Company has been in default of the fixed charge coverage ratio.

On September 18, 2013, MBC and Releta received a notice (the “Default Notice”) from Cole Taylor regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. The Default Notice lists the following defaults:

The required fixed charge coverage ratio for the trailing twelve month periods ending March 31, April 30, May 31, June 30 and July 31, 2013 fell short of the required ratio.

The tangible net worth fell short of the required amount for the period beginning June 1, 2013 through July 31, 2013.

MBC and Releta failed to deliver to the Lender the financial projections required by the Agreement for fiscal year 2013.

As of July 31, 2013, the fixed charge coverage ratio was required to be 1.10 to 1. The Company calculated that the fixed charge coverage ratio as of July 31, 2013 was 0.20 to 1 and as of September 30, 2013 to be 0.15 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of July 31, 2013 and the actual tangible net worth on such date was $5,877,300. As of September 30, 2013, the Company calculated the required tangible net worth to be $6,181,400 and the actual tangible net worth to be $5,737,600. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

The Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at the option of Cole Taylor, be declared, and immediately shall become, due and payable, without notice of any kind. The event of default shall be deemed continuing until waived in writing by Cole Taylor. The Default Notice states that Cole Taylor has elected to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement effective September 1, 2013. The Company estimates that the increased interest rate will result in the payment by the Company to Cole Taylor of an additional amount of approximately $120,000 for the first year. Cole Taylor has not waived the events of default described in the Default Notice and has reserved all other available rights and remedies under the Agreement, certain other related documents and applicable law. Cole Taylor could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason. The Company has not received any notice or other communication from Cole Taylor that it intends to exercise any of the remedies available to it under the Agreement in connection with the events of default. The exercise of additional remedies by Cole Taylor may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

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

Heineken Facility. KBEL entered into a Loan Agreement pursuant to which Heineken UK Limited (“Heineken”) agreed to provide KBEL with a secured term loan facility of £1,000,000 to be made available, subject to the fulfillment of certain conditions precedent, on October 9, 2013 and to be repaid in full by October 9, 2016. KBEL availed itself of the loan on October 9, 2013. The Loan Agreement with Heineken is described under the section captioned “Description Of Our Indebtedness” below.

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

At September 30, 2013, we had cash and cash equivalents of $40,700, an accumulated deficit of $14,273,700, and a working capital deficit of $7,194,600 due to losses incurred and reclassification of debts owing to Cole Taylor as a result of the event of default under the Agreement described above.

UBHL Support. On March 22, 2013, United Breweries (Holdings) Limited (“UBHL”), MBC’s indirect majority shareholder, issued a letter of financial support on behalf of KBEL (the “KBEL Letter of Support”) to KBEL’s accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that KBEL is able to meet its financial obligations as and when they fall due. On November 8, 2013, UBHL issued a letter of financial support on behalf of MBC (the “MBC Letter of Support”, and, together with the KBEL Letter of Support, the “Letters of Support”) to MBC’s accountants to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that MBC is able to meet its financial obligations when they fall due. The Letters of Support do not specify either the terms of UBHL’s support, or a maximum dollar limit. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India. The KBEL Letter of Support was issued for a twelve month minimum period and the MBC Letter of Support was issued for a period through December 31, 2014, but, if necessary, Management intends to seek UBHL’s consent to extend the stated support. UBHL controls the Company’s two largest shareholders, UBA and Inversiones Mirabel S.A., and as such, UBHL is the Company’s indirect majority shareholder. The Chairman of the Company’s Board of Directors, Dr. Vijay Mallya, is also the chairman of the board of directors of UBHL.

Summary. Management has taken several actions to enable us to meet our working capital needs through September 30, 2014, including reducing discretionary expenditures, expanding business in new territories, and securing additional brewing contracts in an effort to utilize a portion of excess production capacity.

If it becomes necessary to seek UBHL’s financial assistance under the Letters of Support and UBHL does not fulfill its commitment to KBEL or MBC, as applicable, it may result in a material adverse effect on our financial position and on our ability to continue operations. In addition, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

3. Inventories

Inventory is stated at the lower of cost or market using the average-cost method. Cost includes the acquisition cost of raw materials and components, direct labor, and manufacturing overhead.

Inventories consist of the following:

	September 30, 2013	December 31, 2012
Raw Materials	$896,800	$807,000
Beer-in-process	365,600	323,600
Finished Goods	780,800	732,300
Merchandise	101,000	47,600
TOTAL	$2,144,200	$1,910,500

4. Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit, from which may be drawn up to 85% of eligible receivables and 60% of eligible inventory during the period ending June 2016. The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility carries interest at a rate of prime plus 1% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of September 30, 2013 was $1,771,200. We have included as accounts receivable on our September 30, 2013 balance sheet, $2,133,400 of accounts receivables and $2,128,700 of inventory collateralized to Cole Taylor under this facility.

On April 26, 2005, RBS provided an invoice discounting facility to KBEL for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of September 30, 2013 was $1,328,700. Account balances totaling $2,260,200 of accounts receivables collateralized to RBS under this facility are included in our balance sheet as accounts receivable at September 30, 2013.

5. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	September 30, 2013	December 31, 2012
Loan from Cole Taylor, payable in monthly installments of $12,300, plus interest at prime plus 2% with a balloon payment of approximately $2,202,500 in June 2016; secured by substantially all assets of Releta and MBC.	$2,607,700	$2,718,300

Loans from Cole Taylor, payable in monthly installments of $32,300 plus interest at prime plus 1.5% with a balloon payment of approximately $908,700 in June 2016; secured by substantially all assets of Releta and MBC.	1,973,900	1,714,100
	4,581,600	4,432,400

Less current maturities	4,581,600	450,000
	$-	$3,982,400

6. Notes to Related Parties

Subordinated Convertible Notes Payable

Notes payable to related parties includes unsecured convertible notes to UBA (the “UBA Notes”) for a total value of $3,475,000 as of September 30, 2013, including annual interest at the prime rate plus 1.5%, but not to exceed 10%. Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. The UBA Notes have been extended until June 2014 and have automatic renewals after such maturity date for successive one year terms, provided that either we or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term. Under the terms of the UBA Notes, UBA may demand payment within 60 days following the end of the extension period, but UBA has agreed to subordinate the UBA Notes to our long-term debt agreements with Cole Taylor, which mature in June 2016. Therefore, we will not require the use of working capital to repay any of the UBA Notes until the Cole Taylor facilities are repaid. The UBA Notes include $1,559,600 and $1,491,600 of accrued interest at September 30, 2013 and December 31, 2012, respectively.

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

Operating Leases

We lease some operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases begin expiring in 2014 and provide for renewal options ranging from month-to-month to five years. In the normal course of business, we expect that these leases will be renewed or replaced by leases on similar properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require us to pay certain costs, including real estate taxes, insurance and repairs.

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

Keg Management Agreement

MicroStar Keg Management LLC (“MicroStar”), provides all of our kegs, for which we pay a service fee which varies depending on the applicable territory. We are required to purchase four times the average monthly keg usage for the preceding six-months upon the termination of our agreement with MicroStar. Although our agreement currently terminates in September, 2014, we plan to negotiate with MicroStar to continue this relationship. There is, however, no assurance that we will be able to successfully negotiate the continuation of such relationship.

8. Related-Party Transactions

We have entered into several agreements with affiliated and related entities, including, but not limited to, a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and KBEL; a Distribution Agreement between UBIUK and KBEL; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; and a License Agreement between UBIUK and UBHL. During the period covered by this report, KBEL was a party to a brewing agreement and a loan agreement with Shepherd Neame Limited (“Shepherd Neame”).

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

Both Subsidiary Amendments became effective October 9, 2013. The Subsidiary Amendments (i) acknowledge that the brewing agreement among UBIUK, KBEL and Shepherd Neame are replaced with a new contract brewing agreement between KBEL and Heineken; (ii) authorize KBEL to enter into loan and sub-license agreements with Heineken; (iii) expand the territory covered by the UBIUK License and the KBEL License to cover Canada, additional countries in eastern Europe, and the Caribbean Islands; (iv) delete the United States from the list of territories covered by the UBIUK License and the KBEL License; and (v) extend the term of the UBIUK License and the KBEL License until October 9, 2018.

Also as previously reported, on March 11, 2013, KBEL entered into an amendment (the “Company Amendment”) of that certain Brewing License Agreement between KBEL and the Company dated October 26, 2001 as amended (the “Company License”). The Company License currently grants us rights to distribute Kingfisher beer in the United States. Effective October 9, 2013, the Company Amendment changes the territory covered by the Company License from the United States to Canada and the Caribbean Islands. The Company has the right to use the Kingfisher mark and the name “Kingfisher Brewing Company” in connection with the brewing and distribution of the assorted beers in the US pursuant to an agreement with Kingfisher America, Inc.

The following tables reflect the value of transactions with Shepherd Neame and UBA during the nine months ended September 30, 2013 and 2012 and the balances outstanding as of September 30, 2013 and December 31, 2012.

TRANSACTIONS	September 30, 2013	September 30, 2012
Sales to Shepherd Neame	$2,286,700	$2,846,100
Purchases from Shepherd Neame	$10,827,700	$11,953,000
Expense reimbursement to Shepherd Neame	$788,000	$797,500
Interest expense related to UBA convertible notes	$68,000	$68,300

ACCOUNT BALANCES	September 30, 2013	Dec 31, 2012
Accounts payable to Shepherd Neame	$2,704,800	$3,894,900
Accounts receivable from Shepherd Neame	$158,500	$356,300

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

A summary of each segment is as follows:

Nine months ended September 30, 2013
	North American Territory	Foreign Territory	Corporate & Others	Total

Net Sales	$11,057,400	$15,880,000	$-	$26,937,400
Operating Income (loss)	$(321,100)	$231,600	$-	$(89,500)
Identifiable Assets	$12,872,000	$3,764,000	$2,713,300	$19,349,300
Depreciation & Amortization	$488,500	$309,200	$-	$797,700
Capital Expenditures	$333,400	$331,700	$-	$665,100

Nine months ended September 30, 2012
	North American Territory	Foreign Territory	Corporate & Others	Total

Net Sales	$12,816,800	$16,924,900	$-	$29,741,700
Operating Income	$486,600	$371,400	$-	$858,000
Identifiable Assets	$11,843,700	$3,984,400	$3,692,700	$19,520,800
Depreciation & Amortization	$457,500	$313,700	$-	$771,200
Capital Expenditures	$223,700	$322,500	$-	$546,200

10. Unrestricted Net Assets

Our wholly-owned subsidiary, UBIUK, has undistributed losses of $2,128,200 as of September 30, 2013. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,617,900 (£1,000,000). Condensed financial information of MBC together with its other subsidiary, Releta is as follows:

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash	$40,400	$123,200
Accounts receivable, net	2,133,400	2,531,700
Inventories	2,128,700	1,910,500
Prepaid expenses	213,800	111,900
Total current assets	4,516,300	4,677,300

Investment in UBIUK	1,225,000	1,225,000
Property and equipment	10,743,300	10,864,600
Intercompany receivable	655,900	471,400
Other assets	325,700	268,800
Total assets	$17,466,200	$17,507,100

Liabilities and Stockholders’ Equity
Line of credit	$1,771,200	$1,887,700
Accounts payable	1,895,700	1,584,300
Accrued liabilities	1,059,700	884,300
Current maturities of debts and lease	4,581,600	453,100
Total current liabilities	9,308,200	4,809,400

Long-term debts and capital lease	-	3,982,400
Notes to related parties	3,475,000	3,407,000
Total liabilities	$12,783,200	$12,198,800

Stockholders’ equity
Preferred stock	227,600	227,600
Common stock	15,100,300	15,100,300
Accumulated deficit	(10,644,900)	(10,019,600)
Total stockholders’ equity	4,683,000	5,308,300
Total liabilities and stockholders’ equity	$17,466,200	$17,507,100

Statements of Operations	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,682,700	$4,247,700	$11,057,400	$12,816,800
Cost of goods sold	(2,849,800)	(3,252,000)	(8,694,200)	(9,609,700)
Sales, marketing, and retail expenses	(464,100)	(433,400)	(1,278,700)	(1,305,500)
General and administrative expenses	(477,500)	(549,300)	(1,501,600)	(1,517,900)
Income (loss) from operations	(108,700)	13,000	(417,100)	383,700

Other income	37,700	35,100	112,100	112,700
Interest expense	(114,900)	(94,700)	(315,300)	(283,800)
Provision for taxes	—	(900)	(5,000)	(1,700)
Net income (loss)	$(185,900)	$(47,500)	$(625,300)	$210,900

Statements of Cash Flows	Nine months ended September 30
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities	$405,500	$295,000
Purchase of property and equipment	(333,400)	(223,700)
Proceed from sale of assets	-	5,000
Net borrowing (repayment) on line of credit	(116,500)	235,700
Borrowing on long term debt	539,700	184,700
Repayment on long term debt	(390,500)	(344,300)
Payment on obligation under capital lease	(3,100)	(37,800)
Net change in payable to UBIUK	(184,500)	(177,700)
Decrease in cash	(82,800)	(63,100)
Cash, beginning of period	123,200	187,200
Cash, end of period	$40,400	$124,100

11. Income Taxes

In the nine months ended September 30, 2013 and 2012, we recorded tax expenses related to state franchise taxes only, and did not record income tax expenses due to the availability of deferred tax assets to offset any taxable income in the US (at the federal and state level to the extent applicable) and the UK. We have established a full valuation allowance against our deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized has not yet been met. During the nine months ended September 30, 2013 and 2012, our effective tax rates were de minimis. The difference between our effective tax rates, the 35% US federal statutory tax rate, and the UK’s statutory tax rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition and cash flows for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In this Report, the terms “we”, “us”, “our”, and “the Company” and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term “MBC” is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including but not limited to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, the beliefs of our management (“Management”), and assumptions made by Management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of those and similar words are intended to identify such forward-looking information. Our forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available as of the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to, changes in the pricing environment for our products, changes in demand for malt beverage products in different markets, changes in distributor relationships or performance, changes in customer preference for our products, regulatory or legislative changes, the impact of competition, changes in the prices of raw materials, availability of financing for operations, changes in interest rates, changes in our foreign business, and other risks discussed elsewhere in this Quarterly Report on Form 10-Q and from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic, Canadian and European economic and political conditions. We undertake no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revisions to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Segment Information

Prior to 2001, our business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With our acquisition of United Breweries International (UK), Ltd. (“UBIUK”) in August 2001, however, we gained a new business segment - distribution of beer outside the US, primarily in the UK and continental Europe, (collectively, the “Foreign Territory”). This segment accounted for 58% and 55% of our gross sales during the first nine months of the years 2013 and 2012 respectively, with the US and Canada (the “North American Territory”) accounting for the remaining 42% and 45% during the first nine months of the years 2013 and 2012 respectively.

Seasonality

Sales of our products are somewhat seasonal. Historically, our sales volumes in all geographic areas have been comparatively low during the first quarter of the calendar year in both the North American and Foreign Territories. In the North American Territory, our sales volumes have generally been higher during the second and third quarters and slower during the fourth quarter. In the Foreign Territory the fourth quarter has generally generated a higher sales volume compared to the other three quarters. The volume of our sales in any given area may also be affected by local weather conditions. Because of the seasonality of our business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Summary of Financial Results

We ended the first nine months of the year 2013 with a net loss of $443,000, as compared to a net income of $542,400 for the same period in 2012. As set forth more fully under “Results of Operations,” below, the net loss during the first nine months of the year 2013 was attributable to a reduction in US sales revenues, mainly because our largest contract brand decreased its requirements and we experienced production problems in New York.

Results of Operations

Three Months Ended September 30, 2013 Compared To Three Months Ended September 30, 2012

Net Sales

Our overall net sales for the third quarter of 2013 were $9,191,000, a decrease of $850,600, or 8.5%, compared to $10,041,600 for the third quarter of 2012. The decrease was due to decreases in sales of our brands and contract brands in the North American Territory.

North American Territory: Our net sales for the third quarter of 2013 were $3,682,700 compared to $4,247,700 for the same period in 2012, a decrease of $565,000, or 13.3%, mainly due to decreased sales volume. The sales volume decreased to 18,400 barrels in the third quarter of 2013 from 21,500 barrels in the third quarter of 2012; a net decrease of 3,100 barrels, or 14.4%. Sales of contract brands decreased by 2,800 barrels because our largest contract brand has constructed its own brewing facility. Sales of MBC’s brands decreased by 700 barrels, and Kingfisher sales increased by 400 barrels.

Foreign Territory: Net sales for the third quarter of 2013 were $5,508,300 compared to $5,793,900 during the corresponding period of 2012, a decrease of $285,600, or 4.9% when measured in US Dollars. The decrease in sales was due to lower demand for our products.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the third quarter of 2013 was 71.8%, as compared to 72.8% during the corresponding period of 2012.

North American Territory: Cost of goods sold as a percentage of net sales in the US during the third quarter of 2013 was 77.4%, compared to 76.6% during the corresponding period of 2012. Utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. Our production capacity is currently under-utilized, and the lower sales volume in 2013 caused further decreases in productivity.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the third quarter of 2013 was 68.7%, as compared to 70.7% during the corresponding period in 2012. In the UK, the purchase price of our products includes an excise duty. The amount of this excise duty decreased, therefore the purchase price of the products decreased accordingly.

Gross Profit

Due to the reduction in sales revenue and the higher cost of goods in the North American Territory offset by the lower cost of goods in Foreign Territory, gross profit for the third quarter of 2013 was $2,595,300 compared to $2,726,400 during the corresponding period of 2012 (a decrease of $131,100 or 4.8%). As a percentage of net sales, gross profit during the third quarter of 2013 increased to 28.2% from 27.2% for the third quarter of 2012.

Operating Expenses

Operating expenses for the third quarter of 2013 were $2,485,900, a decrease of $27,500, or 1.1%, as compared to $2,513,400 for the corresponding period of 2012. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the third quarter of 2013 were $1,409,400, as compared to $1,425,200 for the third quarter of 2012, representing a decrease of $15,800 or 1.1%.

North American Territory: Marketing and distribution related expenses for the third quarter of 2013 were $464,100 compared to $433,400 during the corresponding period of 2012, representing an increase of $30,700 or 7.1%. Such increase is primarily attributable to increased purchase of point of sales promotional items. Also, because net sales decreased, marketing and distribution expenses increased to 12.6% as a percentage of net sales in the US, during the third quarter of 2013, compared to 10.2% during the corresponding period of 2012.

Foreign Territory: Marketing and distribution related expenses for the third quarter of 2013 were $945,300 compared to $991,800 during the corresponding period of 2012, representing a decrease of $46,500, or 4.7%. This decrease is mainly due to a decrease in advertising and sales commissions. As a percentage of net sales in the UK, marketing and distribution related expenses increased slightly to 17.2% during the third quarter of 2013 compared to 17.1% during the corresponding period of 2012.

General And Administrative Expenses: Our general and administrative expenses were $1,076,500 for the third quarter of 2013, representing a decrease of $11,700 or 1.1%, from $1,088,200 for the corresponding period in 2012.

North American Territory: Domestic general and administrative expenses were $477,500 for the third quarter of 2013, representing a decrease of $71,800, or 13.1%, compared to $549,300 for the third quarter of 2012. Such decrease was mainly due to lower rates for professional fees, such as accounting and consulting fees, negotiated by the Company, a reduction in office supplies and fluctuations in the loan fee payable to Cole Taylor Bank (“Cole Taylor”).

Foreign Territory: General and administrative expenses related to the Foreign Territory were $599,000 for the third quarter of the year 2013, representing an increase of $60,100 or 11.2%, when compared to $538,900 for the third quarter of 2012. The increase was mainly related to increased legal expenses in connection with the negotiation of contracts with Heineken UK Limited (“Heineken”), costs associated with hiring a new employee, and miscellaneous administrative expenses.

Other Expenses

Net other expenses for the third quarter of 2013 totaled $129,100, representing an increase of $20,800, or 19.2%, when compared to $108,300 for the third quarter of 2012. Our interest expenses increased in accordance with our greater amounts of debt to Cole Taylor and the default interest rate levied by Cole Taylor.

Income Taxes

We made no income tax provision for the third quarter of 2013 and a provision of $900 for the third quarter of 2012.

Net Profit / Loss

Our net loss for the third quarter of 2013 was $19,700, compared to net income of $103,800 for the third quarter of 2012. After providing for a negative foreign currency translation adjustment of $118,900 during the third quarter of 2013 (as compared to a negative foreign currency adjustment of $74,100 for the same period in 2012), our comprehensive loss for the third quarter of 2013 was $138,600, compared to comprehensive income of $29,700 for the same period in 2012. As discussed above, the primary reason for the loss was the drop in our sales revenue.

Nine Months Ended September 30, 2013 Compared To Nine Months Ended September 30, 2012

Net Sales

Our overall net sales for the first nine months of 2013 were $26,937,400, a decrease of $2,804,300, or 9.4%, compared to net sales of $29,741,700 for the same period in 2012.

North American Territory: North American net sales for the first nine months of 2013 were $11,057,400 compared to $12,816,800 for the same period in 2012, a decrease of $1,759,400 or 13.7%. Our domestic sales volumes decreased to 54,900 barrels during the first nine months of 2013 from 65,800 barrels in the first nine months of 2012, representing a decrease of 10,900 barrels or 16.6%. Sales of MBC’s brands decreased by 2,800 barrels, sales of Kingfisher brands decreased by 600 barrels and sales of contract brands decreased by 7,500 barrels during the first nine months of 2013 compared to the same period in 2012. As previously discussed, our biggest contract brand reduced its production at our facility and we experienced productivity issues in New York facility.

Foreign Territory: Net sales for the first nine months of 2013 were $15,880,000 compared to $16,924,900 during the corresponding period of 2012, a decrease of $1,044,900 or 6.2%. The decrease was caused by a reduction in demand for our products.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first nine months of 2013 was 72.5%, as compared to 72.2% during the corresponding period of 2012.

North American Territory: Cost of goods sold as a percentage of net sales in the US during the first nine months of 2013 was 78.6%, as compared to 75%, during the corresponding period of 2012. Our production capacity is currently under-utilized. Generally, when facilities are operating at a higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. However, our production has decreased because of the lower demand and the reduced production of one of our contract brands, causing the fixed and semi-variable costs to have an adverse effect on our cost of goods sold.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the first nine months of 2013 was 68.8%, as compared to 70.6% during the corresponding period in 2012. In the UK, the purchase price that we pay for our products includes an excise duty. That duty decreased, resulting in a corresponding decrease in our cost of goods.

Gross Profit

As a result of a decrease in sales revenue and increase in cost of goods, gross profit for the first nine months of 2013 decreased to $7,419,600, from $8,281,900 during the corresponding period of 2012. As a percentage of net sales, the gross profit during the first nine months of 2013 decreased to 27.5% from 27.8% during the corresponding period in 2012, due to the factors described above.

Operating Expenses

Operating expenses for the first nine months of 2013 were $7,509,100, an increase of $85,200, or 1.1%, as compared to $7,423,900 for the corresponding period of the year 2012. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the first nine months of 2013 were $4,060,700, as compared to $4,267,600 for the same period in 2012, representing a decrease of $206,900 or 4.8%.

North American Territory: Marketing and distribution related expenses for the first nine months of 2013 were $1,278,700 compared to $1,305,500 during the corresponding period of 2012, representing a decrease of $26,800 or 2.1%. However, because net sales decreased at an even greater rate, these expenses equaled 11.6% of net sales in the US during the first nine months of the year 2013, compared to 10.2% during the corresponding period of 2012.

Foreign Territory: Marketing and distribution related expenses for the first nine months of 2013 were $2,782,000 compared to $2,962,100 during the corresponding period of 2012, representing a decrease of $180,100 or 6.1%. As a percentage of net sales in the UK, marketing and distribution expenses remained at 17.5% for the first nine months of 2013 and 2012. The decrease in expenses was mainly due to a decrease in advertising and promotional spending.

General And Administrative Expenses: Our general and administrative expenses were $3,448,400 for the first nine months of the year 2013, representing an increase of $292,100 or 9.3%, from $3,156,300 for the corresponding period in 2012.

North American Territory: Domestic general and administrative expenses were $1,501,600 for the first nine months of 2013, representing a decrease of $16,300, or 1.1%, from $1,517,900 for the same period in 2012.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $1,946,800 for the first nine months of 2013, representing an increase of $308,400 or 18.8%, as compared to $1,638,400 for the same period in 2012. The increases were mainly related to the hiring process for a new employee and legal expenses associated with the negotiation of our brewing arrangement with Heineken.

Other Expenses

Net other expenses for the first nine months of 2013 totaled $348,500 representing an increase of $34,600 or 11% when compared to $313,900 for the same period in 2012. The additional expense is caused by our increased debt to Cole Taylor and the default interest rate levied by Cole Taylor.

Income Taxes

We have a provision for income taxes of $5,000 for the first nine months of 2013 compared to a provision of $1,700 for the corresponding period in 2012. The provision for taxes is related to the estimated amount of taxes that will be imposed on us by tax authorities in the US, and is based upon the previous year’s results.

Net Income / Loss

Our net loss for the first nine months of 2013 was $443,000, as compared to net income of $542,400 for the first nine months of 2012. After providing for a positive foreign currency translation adjustment of $29,500 during the first nine months of 2013 (as compared to a negative foreign currency translation adjustment of $107,700 for the same period in 2012), comprehensive loss for the first nine months of 2013 was $413,500, compared to comprehensive income of $434,700 for the same period in 2012. As stated above, the primary reason for the loss in 2013 was the drop in sales revenues during the period.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah, California and Saratoga Springs, New York facilities has continued to place demands on our working capital. Historically, our operations have not generated sufficient cash flow to provide us with sufficient working capital. However, we believe that the liquidity we derive from debt financing and cash flow attributable to our operations is sufficient to fund our capital expenditures, debt payments and other business needs for the next twelve months.

UBHL Support. In response to the losses incurred in connection with our international operations, United Breweries (Holdings) Limited (“UBHL”), our indirect majority shareholder, issued a letter of financial support on behalf of Kingfisher Beer Europe Limited (“KBEL”) on March 22, 2013 (the “KBEL Letter of Support”). On November 8, 2013, UBHL issued a letter of financial support on behalf of MBC (the “MBC Letter of Support”, together with the KBEL Letter of Support, the “Letters of Support”). Under the terms of the Letters of Support, UBHL agreed to provide funding to KBEL and MBC, respectively, on an as needed basis to enable KBEL and MBC, respectively, to meet their respective financial obligations when they become due. There is no maximum limit on the amount of funding to be provided by UBHL under the terms of the Letters of Support, however, such funding is subject to compliance with applicable exchange control regulations and other applicable laws and regulations regarding the transfer of funds from India. The KBEL Letter of Support was issued for a twelve month minimum period and the MBC Letter of Support was issued for a period through December 31, 2014. The type of financial support to be provided by UBHL and the terms of such financial support is not specified in the Letters of Support. Management intends to seek UBHL’s consent to keep the current stated support in force beyond the periods stated in the Letters of Support, if necessary, or request that UBHL issue a new letter or letters of support for periods after such periods. If UBHL were unable or unwilling to meet its current obligations under the Letters of Support or, if requested, UBHL does not agree to keep the Letters of Support in force following the minimum specified period, it could result in a material adverse effect on our financial condition and could affect our ability to continue operations. Our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

Cole Taylor Facility. On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Agreement”) with Cole Taylor The Agreement provides a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit.

On March 29, 2013, MBC and Releta entered into a First Amendment (the “Amendment”) to the Agreement. The Amendment clarifies the method by which the fixed charge coverage ratio shall be calculated. To the extent MBC and Releta may have been in breach of the covenants related to the fixed charge coverage ratio for certain periods, all of which ended on or before December 31, 2012, Cole Taylor agreed in the Amendment that such breach was waived and that no event of default occurred by reason of such breach.

The Agreement requires MBC and Releta to maintain certain minimum fixed charge coverage ratios for trailing twelve month periods and a minimum tangible net worth. The minimum tangible net worth MBC and Releta are required to maintain is subject to increase based on the net income of MBC and Releta. As previously disclosed in the Company’s current report on Form 8-K filed on May 3, 2013, the quarterly report on Form 10-Q filed on August 14, 2013 and the current report on Form 8-K filed on September 24, 2013, the Company has been in default of the fixed charge coverage ratio.

On September 18, 2013, MBC and Releta received a notice (the “Default Notice”) from Cole Taylor regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. The Default Notice lists the following defaults:

The required fixed charge coverage ratio for the trailing twelve month periods ending March 31, April 30, May 31, June 30 and July 31, 2013 fell short of the required ratio.

The tangible net worth fell short of the required amount for the period beginning June 1, 2013 through July 31, 2013.

MBC and Releta failed to deliver to the Lender the financial projections required by the Agreement for fiscal year 2013.

As of July 31, 2013, the fixed charge coverage ratio was required to be 1.10 to 1. The Company calculated that the fixed charge coverage ratio was 0.20 to 1 as of July 31, 2013 and 0.15 to 1 as of September 30, 2013. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of July 31, 2013 and the actual tangible net worth on such date was $5,877,300. As of September 30, 2013, the Company calculated the required tangible net worth to be $6,181,400 and the actual tangible net worth to be $ 5,737,600. The Company does not anticipate that MBC and Releta will be able to regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

The Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Agreement. Under the Agreement, upon the occurrence of an event of default, all of the MBC’s and Releta’s obligations under the Agreement may, at Cole Taylor’s option, be declared, and immediately shall become, due and payable, without notice of any kind. The event of default shall be deemed continuing until waived in writing by Cole Taylor. The Default Notice states that Cole Taylor has elected to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement effective September 1, 2013. The Company estimates that the increased interest rate will result in the payment by the Company to Cole Taylor of an additional amount of approximately $120,000 for the first year. Cole Taylor has not waived the events of default described in the Default Notice and has reserved the right to all other available rights and remedies under the Agreement, certain other related documents and applicable law. Cole Taylor could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason. The Company has not received any notice or other communication from Cole Taylor that it intends to exercise any of the remedies available to it under the Agreement in connection with the events of default. The exercise of additional remedies by Cole Taylor may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for the MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

Heineken Facility. On April 18, 2013, KBEL entered into a Loan Agreement with Heineken pursuant to which Heineken agreed to provide KBEL with a secured term loan facility of £1,000,000 to be made available, subject to the fulfillment of certain conditions precedent, on October 9, 2013, and to be repaid in full by October 9, 2016. KBEL availed itself of the loan on October 9, 2013. The Loan Agreement with Heineken is described under the section captioned “Description Of Our Indebtedness” below.

Summary. As of September 30, 2013, we had cash and cash equivalents of $40,700, an accumulated deficit of $14,273,700 and a working capital deficit of $7,194,600 due to losses incurred and the reclassification of debts owing to Cole Taylor as a result of the event of default under the Agreement described above.

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

We are currently making timely payments of principal and interest relating to our Indebtedness as such Indebtedness becomes due, and anticipate that we will continue to make such timely payments in the immediate future. However, if we fail to maintain any of the financial covenants under the various agreements governing our Indebtedness, fail to make timely payments of amounts due under our Indebtedness, or commit any other breach resulting in an event of default under the agreements governing our Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on our financial condition. If our existing Indebtedness is accelerated or terminated, we will need to obtain replacement financing. If we are unable to obtain such replacement financing, it will likely result in a material adverse effect on our financial condition and our ability to continue operations. In addition, the exercise of remedies available to secured parties relating to our assets that have been pledged as collateral could have a material adverse effect on our financial conditions and operations.

Management has taken several actions to enable us to meet our working capital needs through September 30, 2014, including reductions in discretionary expenditures, optimization of pricing and discounts to increase margins, expansion of our business in new territories and exporting our brands outside the US. In addition, we continue to seek additional brewing contracts in an effort to increase revenue and utilize a portion of our excess production capacity. We have significantly revamped our operations in the Foreign Territory including, but not limited to, improvements in organizational structure, changes in customer pricing policy to increase sales realization, and stricter control on costs and receivables to improve operational results. The brewing arrangement with Heineken may improve our margins in the Foreign Territory, but we cannot be certain that the arrangement will have such effect.

Our ability to meet future working capital requirements will depend on many factors, including the rate of our revenue growth, whether we successfully introduce new products and expansion of sales and marketing activities. There can be no assurance that we will be able to increase sales to provide cash for operating activities. To the extent our available cash is insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements, or public or private equity or debt financings. We may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

Cash Flow Results:

Net cash provided by operating activities for the nine months ended September 30, 2013 was $417,200, compared to $274,300 for the nine months ended September 30, 2012. We generally do not require significant cash on hand to meet our operating needs.

During the first nine months of 2013, increases in collections from debtors resulted in increases in cash flow of $1,033,700 which was used to pay down accounts payable and accrued liabilities. Our inventory increased by $233,000 between December 31, 2012 and September 30, 2013. Fluctuations in inventory are normal for our operations and industry and are typically not indicators of any material contributing cause. Prepaid expenses increased by $98,500, mainly due to renewal of our insurance policies in June 2013.

Net cash used in investing activities totaled $665,100 for the first nine months of 2013 compared to $534,000 for the first nine months of 2012. Net cash used for investing activities consists of purchases of machinery and equipment. Some new equipment and machinery replaced older items. In the North American Territory, some new equipment was installed to upgrade our Ukiah, California and Saratoga Springs, New York facilities for increased productivity.

Net cash provided by financing activities totaled $89,900 during the first nine months of 2013, compared to $107,800 during the first nine months of 2012. Net cash provided by financing activities principally consisted of a temporary changes in the Company’s use of a revolving line of credit and borrowing on long term debt, offset by payments of loan and lease installments.

DESCRIPTION OF OUR INDEBTEDNESS:

Cole Taylor Facility

On June 23, 2011, MBC and Releta entered into the Agreement with Cole Taylor (as described in “Liquidity and Capital Resources”). The Agreement provides a credit facility of up to $10,000,000 with a maturity date of June 23, 2016, consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. At the time that the applicable loan or advance is made, we may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan or the capital expenditure term loan, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. The Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. The minimum tangible net worth MBC and Releta are required to maintain is subject to increase based on the net income of MBC and Releta. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority interest in all of MBC’s and Releta’s personal property and a first mortgage on our Ukiah, California real property, among other items of MBC and Releta assets.

On March 29, 2013, MBC and Releta entered into the Amendment to the Agreement (as described in “Liquidity and Capital Resources”). The Amendment clarifies the method by which the fixed charge coverage ratio shall be calculated. To the extent we may have been in breach of the covenants related to the fixed charge coverage ratio before December 31, 2012, Cole Taylor has agreed in the Amendment that such breach was waived and that no event of default occurred by reason of such breach on or before December 31, 2012.

As previously disclosed in the Company’s current report on Form 8-K filed on May 3, 2013, the quarterly report on Form 10-Q filed on August 14, 2013 and the current report on Form 8-K filed on September 24, 2013, the Company has been in default of the fixed charge coverage ratio among other covenants contained in the Agreement. For more details on this default, please refer to “Item 2 Liquidity and Capital Resources” above.

Master Line of Credit and UBA Notes

On August 31, 1999, MBC and United Breweries of America, Inc. (“UBA”), one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen separate advances to us under the Credit Agreement and one additional advance on March 2, 2005 on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the “UBA Notes”). Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement and an amendment to the March 2, 2005 note (together, the “Extension Agreements”). The Extension Agreements, as amended, confirm UBA’s extension of the terms of the UBA Notes for a period ending on June 30, 2014 with automatic renewals after such maturity date for successive one year terms, provided that either MBC or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term.

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

The aggregate outstanding principal amount of the UBA Notes as of September 30, 2013 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,559,600, for a total amount outstanding of $3,475,000. As of September 30, 2013, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,333,900 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, any conversion may occur at a lower price.

Other Loans, Credit Facilities and Commitments

Heineken Loan

On April 18, 2013, KBEL entered into a Loan Agreement with Heineken pursuant to which Heineken agreed to provide KBEL with a secured term loan facility of £1,000,000 to be made available, subject to the fulfillment of certain conditions precedent, on October 9, 2013, and to be repaid in full by October 9, 2016. KBEL availed itself of the loan on October 9, 2013. Interest on the loan is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an event of default, if Heineken and KBEL fail to agree on a payment plan acceptable to Heineken, Heineken may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-Licence Agreement entered into between Heineken, UBIUK, KBEL and United Breweries Limited.

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

Weighted Average Interest

The weighted average annual interest rates paid on our US debts was 5% for the first nine months of 2013 and 2012. For loans primarily associated with our Foreign Territory, the weighted average annual rate paid was 3% for the first nine months of 2013 and 2012.

Current Ratio

Our ratio of current assets to current liabilities on September 30, 2013 was 0.5 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0. Our ratio of current assets to current liabilities on September 30, 2012 was 0.75 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0.

Restricted Net Assets

UBIUK has undistributed losses of $2,128,100 as of September 30, 2013. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,671,900 (£1,000,000).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the quarter ended September 30, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of September 30, 2013.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending September 30, 2013) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The discussions provided under the subheadings “Cole Taylor Facility,” one of which is under the heading “Description of Our Indebtedness,” and the other of which is under the heading “Liquidity and Capital Resources,” both set forth in Item 2 of PART I of this Report, are hereby incorporated by reference in their entirety.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company, as amended .
3.2	Bylaws of the Company, as amended.
NOTE:	Each Exhibit listed above is incorporated by reference from MBC’s Annual Report on Form 10-KSB for the period ended December 31, 2001.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
99.1	Letter of Support issued on behalf of Mendocino Brewing Company, Inc., dated November 8, 2013.*

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

* Filed herewith.

** Furnished herewith.

*** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: November 14, 2013	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer

Dated: November 14, 2013	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary

