Form 10-K
period 2013-12-31
MENDOCINO BREWING CO INC
filed 2014-03-31
CIK 919134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

 Large accelerated Filer [  ]     Accelerated Filer [  ]     Non-accelerated Filer [  ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average of the closing bid and asked prices for such stock as reported by the OTC Markets Bulletin Board on June 30, 2013 was approximately $711,300.

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2014 was 12,611,133.

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

We operate in two geographic markets, (i) the United States and Canada (referred to in this Annual Report as the “North American Territory”) and (ii) Europe (including Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) (referred to in this Annual Report as the “Foreign Territory”). Our European operations are primarily in the United Kingdom, which is also referred to in this Annual Report as the “UK”.

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

All of our beers sold in the Foreign Territory (except for beers sold in Germany) are procured under a contract with Heineken UK Limited (“HUK”). This contract expires in October 2018. KBEL is the distributor of Kingfisher Premium Lager to specialty restaurant trade distributors, liquor and convenience stores in the United Kingdom, Ireland, and continental Europe, but does not physically distribute our products to customers. KBEL relies on HUK for distribution of the product in the Foreign Territory in exchange for a fee paid to HUK, except for in Germany where beers are manufactured and distributed pursuant to a separate contract with a different entity. In addition, HUK has the exclusive right to sell Kingfisher Premium Lager, for a royalty fee, to certain large retail customers, including, but not limited to, Sainsbury’s, Asda, and Tesco.

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

We also acquired the United States brewing and distribution rights for Kingfisher Premium Lager as a result of the UBIUK Acquisition. We brew Kingfisher Premium Lager in our Saratoga Springs, New York and Ukiah, California facilities. We have a contract with HUK to procure Kingfisher Premium Lager for distribution in the Foreign Territory which expires in October 2018.

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

 In 2010, we purchased certain brand-related assets from Golden West Brewing Company, a California corporation and Beautiful Brews Inc., a Florida corporation, including trademarks, trade names, and other brand-related assets related to the Butte Creek brands of organic ales and Honey Amber Rose ale, respectively. MBC pays royalties based on sales of products which use such assets.

INDUSTRY OVERVIEW

NORTH AMERICAN MARKET

We are a brewer in the craft brewing segment of the United States beer industry. The United States domestic beer market consists of a number of market categories, some of which include low-priced, premium, super premium, lite, import, and specialty/craft beers. In the North American Territory, we compete in the specialty/craft category which the Brewers Association estimated produced approximately 13.2 million barrels in the year 2012. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews. The domestic beer market is dominated by large domestic and international brewers. The craft brewing segment is growing, but is relatively small. Recently, the United States beer market has seen two trends, the number of craft brewers has increased and the large domestic brewers have merged or been acquired by other large domestic and international brewers (e.g. InBev S.A.’s acquisition of Anheuser-Busch Companies, Inc.). Since our formation in the 1980s, the rate at which the craft beer segment has grown has fluctuated over the years. The large domestic brewers produce their own fuller-flavored products to compete against craft beers. The introduction of flavored malt beverages starting in 2001 has also increased competition in the beer market. Additionally, the wine and spirits market has seen an increase in recent years, attributable to competitive pricing, television advertising, increased merchandising and resurgent consumer interest in wine and spirits.

EUROPEAN MARKET

The vast majority of our sales in the European Union are made in the United Kingdom. During fiscal years 2013 and 2012 our sales in the United Kingdom constituted approximately 87% and 89% of our total sales in the Foreign Territory, respectively. Sales in the Foreign Territory primarily consist of sales of Kingfisher Premium Lager. KBEL has production and distribution rights for Kingfisher Premium Lager in the United Kingdom and the other European Union countries pursuant to an agreement with UB Limited.

Within the European Union, our products are primarily distributed through Indian restaurants using restaurant trade distributors. In addition, our products are distributed through other retail outlets such as supermarkets, liquor stores, and licensed shops and convenience stores. For more information on our distribution methods and our relationship with HUK, please refer to the discussion under the “Overview” heading above.

OUR BUSINESS

We are a pioneering brewer in the specialty craft brewing segment in the United States. We produce high quality ales and lagers in our own breweries in the United States. We have production and distribution rights to Kingfisher Premium Lager in the European Union, Canada and, the United States. Generally sales are made through distributors.

PRODUCTS

We produce a variety of flavorful craft beers by using high quality ingredients in our brewing process. For distribution in the North American Territory, we brew eleven ales, one wheat beer, two lagers, two pilsners and four stouts, all on a year-round basis, and four seasonal brews and one anniversary brew. All of these products are brewed at our production facilities in Ukiah, California, and Saratoga Springs, New York. The locations of the breweries are well positioned to serve the large markets on the East and West coasts.

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

KINGFISHER PREMIUM LAGER is a conventionally fermented specialty lager with a smooth crisp taste. In the United States, Kingfisher Premium Lager is available in 12 oz. six-packs, 22 oz. bottles, half-barrel kegs, and 5 gallon kegs as well as on tap in a few pubs and Indian restaurants. In Canada, Kingfisher Premium Lager is available in 12 oz. six-packs and 22 oz. bottles. Kingfisher Premium Lager is available year-round in 330ml and 660ml bottles in multi-packs as well as in a variety of keg sizes in the United Kingdom, Ireland, and continental Europe. In the United Kingdom, it is also available on tap in Indian restaurants.

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

In the Foreign Territory, our products are distributed primarily through Indian restaurants by restaurant trade distributors. Such points of sale represent approximately 90% of our total sales volume in the Foreign Territory, with the remaining 10% of sales volume attributed to sales in supermarkets, liquor stores, and licensed shops and convenience stores. The majority of our restaurant sales are through our on-tap draft installations. KBEL exports Kingfisher Premium Lager, for the most part pursuant to our distribution agreement with HUK, to many European markets outside of the United Kingdom, and our sales growth in those markets typically correlates with the establishment and proliferation of Indian restaurants in such locations.

Distribution and retailing of products in Canada involves a wide range and varied degree of government control through provincial liquor boards. We distribute our products through provincial liquor control boards or independent distributors, as required in each province.

COMPETITION

In the North American Territory, we compete against a variety of brewers in the craft beer segment, including brewpubs, microbrewers, regional craft brewers, and craft beer products of major national breweries. There has been a significant increase in the number of craft brewers in the last two years. Additionally, the entire craft beer segment competes to some extent with other segments of the United States beer market, including major national brands like Budweiser and Miller and imported beers such as Heineken and Becks.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

Production of our beverages requires various processed agricultural products, including malt and hops. We fulfill our commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. In the Foreign Territory, purchases of commodities were made in the past directly by Shepherd Neame, which brewed our products on a contract basis pursuant to a contract that expired in October 2013 and are currently made by HUK, which has been brewing our products on contract basis beginning October 2013. In 2008, MBC and Releta each entered into long term contracts to purchase hops. These contracts expire in 2015. If we are unable to enter into new contracts to purchase hops on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected. The price of malt has increased substantially since the beginning of 2012. We believe that the commodity markets will continue to experience price, availability and demand fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture.

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

Our major supplier for the Foreign Territory is HUK, which supplies on a contract basis all of our products that are sold in the Foreign Territory. We do not directly purchase any agricultural commodities or other products for use in the Foreign Territory.

DEPENDENCE ON MAJOR CUSTOMERS

Sales to our top five customers in 2013 totaled $7,575,900 (approximately 21% of our sales), as compared to sales to our top five customers in 2012 which totaled $9,245,700 (approximately 23% of our sales).

Sales to our European customer, Shepherd Neame, during 2013 represented approximately 11% of our Foreign Territory sales (or approximately 7% of our total sales), as compared to approximately 15% of Foreign Territory sales (or approximately 9% of total sales) in 2012. No other individual customer accounted for more than 5% of our total sales during 2013 or 2012. Our agreement with Shepherd Neame ended as of October 2013 and we have entered into a new agreement with HUK to sell our product to select large retailers on royalty basis.

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

TRADEMARKS

We have United States federal trademark registrations on the principal register of the United States Patent and Trademark Office for the following marks: MENDOCINO BREWING COMPANY word mark (Reg. No. 2,441,141), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL design mark (Reg. No. 2,011,817), BLUE HERON PALE ALE design mark (Reg. No. 2,011,816), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), YULETIDE PORTER word mark (Reg. No. 1,666,891), PEREGRINE GOLDEN ALE word mark (Reg. No. 2,475,522), HOPLAND BREWERY word mark (Reg. No. 2,509,464), BLACK EYE ALE word mark (Reg. No. 2,667,078), BLACK HAWK STOUT word mark (Reg. No. 3,205,652), BLUE HERON word mark (Reg. No. 3,818,385), HONEY AMBER ROSE design mark (Reg. No. 3,276,229), TWIN SISTERS (Reg. No. 3,589,090), REVOLUTION X (Reg. No. 3,237,471); ROCK HARD TEN (Reg. No. 3,585,772), ORGANIC PIONEERS (Reg. No. 3,339,179), THE OFFICIAL BEER OF PLANET EARTH (Reg. No. 3,339,151), YOSEMITE (Reg. No. 4,064,887), and CATCH 22 (Reg. No. 3,814,885).

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

We acquired the trademark CARMEL BREWING COMPANY and any other variation of the same as previously used by Carmel Brewing Company and claim common law trademark rights in and to all such marks.

LICENSE AND ROYALTY AGREEMENTS

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

Since October 2013, KBEL has licensed to HUK the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, Ireland, and continental Europe. In exchange for certain exclusive resale rights, HUK pays a royalty fee to KBEL for certain sales. The price KBEL pays to HUK for brewing Kingfisher Premium Lager for distribution in the United Kingdom is set by a formula which varies according to the applicable duty on Kingfisher Premium Lager and other factors. (For additional information see “Item 13. — Certain Relationships and Related Transactions - Brewing Agreement”.) Under its terms, this agreement will expire in October 2018.

GOVERNMENTAL REGULATION

Our North American Territory operations are subject to licensing by local, state and federal governments, as well as to regulation by a variety of state and local agencies. We are licensed to manufacture and sell beer by the Departments of Alcoholic Beverage Control in California and New York. A federal permit from the United States Treasury Department, Alcohol and Tobacco Tax and Trade Bureau (the “TTB”) (formerly the Bureau of Alcohol, Tobacco, and Firearms) allows us to manufacture fermented malt beverages. To keep these licenses and permits in force we must pay annual fees and submit timely production reports and excise tax returns. We must give these regulatory agencies prompt notice of any changes in our operations, ownership, or company structure. The TTB must also approve all product labels, which must include an alcohol use warning. These agencies require that individuals owning equity securities totaling in the aggregate 10% or more of our outstanding securities be investigated as to their suitability of character. Our production operations must also comply with the Occupational Safety and Health Administration’s workplace safety and worker health regulations and comparable state laws. Management believes that we are presently in compliance with the aforementioned laws and regulations. In addition, we have implemented our own voluntary safety program. Our Ukiah ale house is regulated by the Mendocino County Health Department, which requires an annual permit and conducts spot inspections to monitor compliance with applicable health codes. In Canada, provincial governments regulate the beer industry, particularly the pricing, mark-up, container management, sale, distribution and advertising of beer. Distribution and retailing of products in Canada involves a wide range and varied degree of government control through provincial liquor boards. We distribute our products in Canada through provincial liquor control boards or independent distributors, as per the applicable regulation for each province.

In the United States, for brewers producing less than 2,000,000 barrels (or bbl.) per year, the federal excise tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. The California excise tax rate is $6.20 per bbl. The State of New York presently imposes on brewers an excise tax of $3.88 per bbl. for production in excess of 100,000 bbl. per year.

Our operations in the Foreign Territory are subject to regulation by United Kingdom and European laws, as well as by the laws of various individual countries in which our products are distributed. Due to the current contract brewing arrangement in the Foreign Territory, HUK, rather than the Company, is subject to various laws of the European countries (other than Germany) regarding production, bottling, packaging, and labeling. Our products in Germany are manufactured and distributed by contractual partners in Germany who are subject to such laws in Germany.

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

Ukiah. We built our own wastewater treatment plant for the Ukiah facility. As a result, we have reduced our sewer hook-up fees at that location. If our discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., we may be required to pay additional fees. The approximate operating costs of the plant are between $6,000 and $10,000 per month, which may increase with increased production. We have contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility at a cost of between $4,500 and $5,500 per month. We obtained a Mendocino County Air Quality Control Permit to operate a natural gas fired boiler in Ukiah; this permit is valid until August 30, 2014. Management expects this permit to be renewed each year.

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

EMPLOYEES

As of December 31, 2013, MBC had 62 full-time and 11 part-time employees in the United States, including 12 in management and administration, 41 in brewing and production operations, 5 in retail and tavern operations and 15 in sales and marketing positions. In England, UBIUK and KBEL together had 21 full-time and 2 part-time employees as of December 31, 2013, including 14 in sales and marketing and 9 in managerial and administrative positions. Management believes that our relationship with our employees is generally good.

Approximately 14 employees currently engaged in brewing, bottling, warehousing, and shipping at the Ukiah brewery are represented by Teamsters Local No. 896, International Brotherhood of Teamsters, AFL-CIO (the “Union”). Under our previous collective bargaining agreement with the Union, all of such 14 employees’ positions must be held and filled by members of the Union. The collective bargaining agreement expired on July 31, 2013. We are in discussion with the union to negotiate a new agreement. If we are unable to reach a new agreement, we may face production interruption at our Ukiah brewery resulting in adverse material impact on our operations, financial results and cash flow.

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

LACK OF PROFITABLE OPERATIONS: We incurred a net loss in the North American Territory for 2013 and 2012. From 2005 to 2011, operations in the Foreign Territory resulted in a net loss. We did not incur a net loss in the Foreign Territory in 2012 or 2013. We believe our losses in both the North American Territory and the Foreign Territory are attributable to low sales volume and high operating expenses. Our business is also subject to certain fixed and semi-variable operating costs, which, when combined with the difference between current levels of production and maximum production capacity in the North American Territory, may cause our gross margins to be sensitive to small increases or decreases in sales volume. We may not be able to offset such increased expenses with comparable price increases in our products, which could also impact our gross margins. We may not be successful in our efforts to increase sales volume and utilization rates. It is uncertain when, if at all, our operations in the North American Territory will become profitable once again. Future operating losses may have a material adverse effect on our cash flows and financial position.

LIQUIDITY: Low utilization of the production capacity at our Ukiah and Saratoga Springs facilities and losses from our North American operations continued to place demands on our working capital. We have loans, lines of credit, other credit facilities, and lease obligations with various creditors. We may find it difficult to continue our operations, at least in the short term, if any of the following occur: a breach of any loan provision by us that leads to our default, an inability of any lender to continue to offer credit facilities, our inability to refinance credit facilities when and as they become due, or an attempt by one of our creditors to exercise its rights to certain of our tangible or intangible assets which have been used as collateral or which have been pledged as security for our obligations.

We rely on short and long-term debt to meet our working capital needs. As described in the “Description of Our Indebtedness” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms of the Company’s loan agreement (“Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”), require that we meet certain financial covenants. Failure to meet the covenants is an event of default under the Agreement. On September 18, 2013, MBC and Releta received a notice (the “Default Notice”) from Cole Taylor regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at the option of Cole Taylor, be declared, and immediately shall become, due and payable, without notice of any kind. The Default Notice states that Cole Taylor has elected to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement effective September 1, 2013. Cole Taylor has not waived the events of default described in the Default Notice and has reserved all other available rights and remedies under the Agreement, certain other related documents and applicable law. Cole Taylor could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason. The Company has not received any notice or other communication from Cole Taylor that it intends to exercise any of the remedies available to it under the Agreement in connection with the events of default. The exercise of additional remedies by Cole Taylor may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

Rates of interest on our credit facilities are variable based on the prime lending rates in the United States and the United Kingdom. Any increase in the prime lending rates would increase our interest expense and could have a material adverse effect on our financial position and results of operations.

The Agreement contains covenants that limit our near-term capital expenditures. Maintaining our facilities or introducing new products or packaging may require incremental capital expenditures; however, per the terms of the Agreement, our capital expenditures will be limited to specified amounts (based on a formula). If the capital expenditures necessary to maintain our facilities or bring new products or packaging to market are greater than the amounts to which we are limited by this arrangement, our ability to maintain or increase sales growth could be impaired, which could materially adversely affect our business.

On November 8, 2013, United Breweries (Holdings) Limited (“UBHL”), MBC’s indirect majority shareholder, issued a letter of financial support (the “Letter of Support”) to MBC, to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that the company is able to meet its financial obligations as and when they fall due. The Letter of Support does not specify either the terms of UBHL’s support, or a maximum dollar limit. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India. The Letter of Support was issued for a period up to December 31, 2014, but, if necessary, Management intends to seek UBHL’s consent to extend the stated support. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Support and UBHL is either unable or unwilling to fulfill its commitment to MBC, or to extend the time period of such commitment, it may result in a material adverse effect on our financial position and on our ability to continue operations.

The Company received a letter dated November 11, 2013 from UBHL expressing its willingness to commit to invest $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment, but stated that UBHL would prefer to receive “ordinary voting stock” as compensation for such investment. UBHL will consider additional investment based on a business plan to be provided by the Company. If we are unable to come to a final agreement with UBHL on the terms of the proposed investment or are unable to find another source of funds, it may result in a material adverse effect on our ability to continue operations. For example, Cole Taylor may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, fixed assets and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

COMPETITION: We face intense competition in both our North American Territory and in our Foreign Territory from competitors in the beer market and producers of wine and spirits. Certain of our competitors have substantially greater financial and marketing resources and more extensive distribution networks than we do. In addition, the introduction of new products by existing competitors or new entrants into the market may impact our market share. Moreover, consumer preference and consumer trends may result in a decrease in demand for our products which could also have an impact on our results of operations.

RAW MATERIALS: We are dependent on a limited number of suppliers, and in some instances on a sole supplier, for the majority of the raw materials and packaging materials used in our North American operations. As a result, an interruption in the supply chain might have an adverse effect on our operations if we were unable to find an alternative supplier at a comparable price. Unfavorable weather conditions might impact the output of crops necessary to brew our products which might, in turn, affect our supply chain. The price of malt increased significantly in the first quarter of 2012 due to limited supply and higher demand and has remained at such increased price level (See Part 1, Item 1, “Sources And Availability of Raw Materials”). We may not be in a position to pass the entire amount of any cost increase to our customers which may have an adverse effect on our operations.

WATER: Our brewing operations use significant amount of water. Due to drought conditions in California, there may be a shortage of water. Any shortage or restricted supply of water will have a material adverse impact on our ability to brew the product and an adverse effect on our results of operations, cash flows and financial position.

DEPENDENCY ON CONTRACT BREWING ARRANGEMENTS: We have entered into short term non-binding arrangements with several brewers to brew and package their brands at our brewing facilities, predominantly at our Saratoga Springs, New York facility. Approximately 33% of our sales volume in the North American Territory for fiscal year 2012 was comprised of sales made under such contract brewing arrangements. During the year 2013, our contract sales volume decreased significantly because our biggest contract brewer shifted production to their newly constructed facility. There is no certainty that our existing arrangements will be extended in the future, that we will be able to enter into a new contract for the sales volume represented by our former biggest contract brewer, or that we will be able to enter into other new arrangements. Any significant variation in contract brewing arrangements could have a material adverse effect on our results of operations, cash flows and financial position.

DEPENDENCY ON DISTRIBUTORS: We sell beer (which is physically distributed by HUK in the European Territory and by another contractual partner in Germany) to independent beer distributors for distribution to retailers. Although the Company currently has arrangements sufficient to meet our current needs with its wholesale distributors to distribute the products, any sustained growth would require us to maintain such relationships and possibly enter into agreements with additional distributors. Changes in control or ownership of the current distribution network could lead to less support of our products. No assurance can be given that we will be able to maintain or secure additional distributors on terms favorable to us. Our ability to maintain existing distribution arrangements may be adversely affected by the fact that many of our distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If our existing distribution agreements are terminated, we may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution.

ARRANGEMENT WITH HUK: KBEL entered into a brewing agreement that grants HUK the exclusive right to brew and package all beers sold under the Kingfisher trademark in the United Kingdom, and to distribute such products elsewhere in the Foreign Territory. Any interruption of the brewing, packaging or distribution of our products by HUK for any reason is likely to have a material adverse effect on our results of operations, cash flows and financial position. In addition, any failure of HUK to comply with any applicable laws or regulations may have an adverse impact on us.

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

MATERIAL CONTRACT FOR THE SUPPLY OF KEGS: We have entered into an exclusive Keg Management Agreement with MicroStar Keg Management LLC (“MicroStar”) which expires in September 2014. There is no guarantee that we will be able to renew our agreement with MicroStar or enter into a new agreement for the supply of kegs on terms favorable to the Company or at all. Under the terms of the agreement with MicroStar, we receive our entire supply of kegs exclusively from MicroStar. If the agreement is terminated, we are required to purchase from MicroStar four times the average monthly keg usage for the preceding six-month period. We may need additional funds to purchase those kegs. An interruption in the supply of kegs or, in the case of termination of the agreement, our failure to obtain the necessary funding to facilitate such purchases could have a material adverse effect on our business, results of operations, cash flows or financial position.

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

REGULATION AND TAXATION: The manufacture and sale of alcoholic beverages is a business that is highly regulated and taxed at the federal, state and local levels. Our operations may be subject to more restrictive regulations and higher taxation compared to non-alcohol related businesses. For instance, brewery and wholesale operations require various federal, state and local licenses, permits and approvals. In addition, some states prohibit wholesalers and retailers from holding an interest in any supplier such as the Company. Violation of such regulations can result in the loss or revocation of existing licenses by the wholesaler, retailer and/or supplier. The loss or revocation of any existing licenses, permits or approvals, failure to obtain any necessary additional or new licenses, permits or approvals, or the failure to obtain approval for the transfer of any existing permits or licenses, could have a material adverse effect on our ability to conduct our business. Because of the many and various licensing and permitting requirements and the complexity of complying with all such requirements, there is a risk that one or more regulatory authorities could determine that we have not complied with applicable licensing or permitting regulations, paid the appropriate excise taxes, or maintained the approvals necessary to conduct business within their respective jurisdictions. There can be no assurance that any such regulatory action would not have a material adverse effect upon us or our operating results.

Various jurisdictions frequently propose increasing the federal and/or state excise tax on alcoholic beverages, or certain types of alcoholic beverages such as flavored malt beverages, either to increase revenues, or discourage purchase by underage drinkers. If adopted, these measures could affect some or all of our products. If federal or state excise taxes are increased, we may have to raise prices to maintain present profit margins which may have an impact on our sales volume. Higher taxes on beer may reduce the overall demand, thus negatively impacting sales of our products. Recently, states have been reviewing the tax treatment for flavored malt beverages. A change in such treatment could result in increased costs for the Company and decreased sales.

Further federal or state regulation may be forthcoming that could limit distribution and sales of alcohol products. Such regulation might reduce our ability to sell our products at retail and at wholesale and could severely impact our business.

CHANGE IN PUBLIC ATTITUDE AND DRINKING PREFERENCES: There is public concern over alcohol-related social problems, including drunk driving, underage drinking and health consequences from the misuse of alcohol, including alcoholism. This may adversely affect consumption of alcoholic beverages. Consumer drinking preferences may also change due to the availability of an increasing variety of products in the craft brew segment. Any change in government regulation or shift in consumer preference may have an adverse impact on our operations. Consumer demand for luxury items, including craft beer, is sensitive to downturns in the economy and the corresponding impact on discretionary spending. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions, job losses and the resultant rising unemployment rate, perceived or actual decreases in disposable consumer income and wealth and changes in consumer confidence in the economy could significantly reduce customer demand for craft beer in general, and our products, specifically. Furthermore, any of these factors may cause consumers to substitute our products with the fuller-flavored national brands or other more affordable alternatives. In either event, decreased consumer demand would likely have a significant negative impact on our operating results.

ADVERTISING AND MARKETING EFFORTS: The sales and marketing programs we use to generate demand for our products may be unsuccessful. In the future this could lead us to lower the prices that we charge for our products, depending on competitive factors in our various markets. To increase demand for our products, we have participated in price promotions with our wholesalers and retail customers in most of our markets. The number of markets in which we participate in price promotions and the frequency of such promotions may change depending upon market conditions. There can be no assurance that our price promotions will be successful in increasing demand for our products. If consumers were unwilling to accept our products or if general consumer trends caused a decrease in the demand for beer, including craft beer, it would adversely impact our sales and results of operations. If the flavored alcohol beverage market, the wine market, or the spirits market continues to grow, this could draw consumers away from our products and have an adverse effect on sales and results of operations. Furthermore, if beer consumption in general were to fall out of favor among consumers, or if the beer industry were subjected to significant additional governmental regulation, our operations could be adversely affected.

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

Information technology helps us operate efficiently and produce our financial statements. If we do not allocate and effectively manage the resources necessary to sustain our technology infrastructure, we could be subject to transaction errors, processing inefficiencies, business disruptions or the loss of or damage to intellectual property through security breach. Any inefficiency in our data management systems could materially impair our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations. We also face the challenge of supporting our older systems and implementing upgrades when necessary. Any such impairment could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

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

COMMON STOCK PRICE: The market for our Common Stock is limited, sporadic and highly volatile. Since our shares do not qualify to trade on any national securities exchange, the only market currently available, to the extent any trading occurs, is the “bulletin boards/pink sheets”. It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk of never being able to sell their shares or selling at a depressed price. Our Common Stock price could be subject to significant fluctuations and/or may decline. Factors that could affect our stock price include, but are not limited to:

–	the entry into, or termination of, key agreements;
–	the introduction of new products by us or our competitors;
–	future sales of our Common Stock;
–	variations in our operating results;
–	changes in the market values of public companies that operate in our business segment;
–	general market conditions; and
–	domestic and international economic factors unrelated to our specific performance.

DIVIDENDS: We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we will likely retain future earnings for reinvestment in our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not required for smaller reporting companies.

ITEM 2. PROPERTIES.

BREWING FACILITIES

We own nine acres of land in Ukiah, California on which our Ukiah brewery is located. Management believes that this facility is adequate for our current capacity and also provides space for future expansion. Cole Taylor Bank currently holds a deed of trust on this property in connection with a loan advanced to us. (See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of our Indebtedness – Cole Taylor Facility”). The principal amount outstanding on the loan as of December 31, 2013 was $2,570,900.

We have estimated the life of the Ukiah brewery at 40 years and depreciate the cost of the building on a straight-line method over its anticipated life. We do not depreciate the cost of the land. Our assessed value on the Ukiah facility is approximately $10,257,900. Various other assets incorporated in this facility are being depreciated, on a straight-line basis, at rates of between 10 and 20 years. Property taxes are currently assessed on the Ukiah property (including machinery and equipment) at a rate of 1.157%, for an annual tax of $118,700.

We also lease 3.66 acres in Saratoga Springs, New York, on which the Ten Springs brewery facilities are located. In 2009, we leased additional warehouse space and entered into a new lease. The current term of this lease expires on July 2014, with an option to extend the lease for three successive terms of five years each, provided that the lease is not in default. We have notified the landlord that we intend to exercise this option.

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

OFFICE SPACE

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

2013	High	Low
First Quarter	$0.26	$0.20
Second Quarter	$0.27	$0.23
Third Quarter	$0.29	$0.23
Fourth Quarter	$0.28	$0.25

2012	High	Low
First Quarter	$0.23	$0.13
Second Quarter	$0.17	$0.15
Third Quarter	$0.25	$0.16
Fourth Quarter	$0.24	$0.20

We had approximately 2,186 holders of our Common Stock of record as of March 28, 2014.

Dividends

Historically, we have not paid any dividends. We anticipate that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of our business and that we will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of MBC’s board of directors, which we refer to in this Annual Report as the Board, and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions. Our Agreement with Cole Taylor provides that we may not declare or pay any dividend or other distribution on our Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without the lender’s prior written consent. Management anticipates that similar restrictions will remain in effect for as long as we have significant bank financing.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Effective as of January 1, 2012, the Board adopted a directors compensation plan (the “Directors’ Compensation Plan”) with respect to the compensation of Non-Employee (as defined therein) members of the Board for their services as directors. The Directors’ Compensation Plan was subsequently approved by the shareholders. Under the terms of the Directors’ Compensation Plan, each Non-Employee director receives a fixed annual retainer of $15,000 as well as additional fees of $1,250 per meeting of the Board and $1,250 per committee meeting attended. The chairs of the Compensation Committee and the Audit/Finance Committee each receive $4,500 in fees for acting as chairpersons of such committees. In addition, each Non-Employee Director on January 1 of each calendar year during the five year period commencing January 1, 2012 and ending December 31, 2016 shall receive an addition $2,000 per year.

Dr. Vijay Mallya, Chairman of the Board, receives fixed remuneration as described in “Item 11-Executive Compensation – Directors’ Compensation for the Year 2013”.

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

Our operations for fiscal years 2013 and 2012 resulted in loss from operations of $265,600 and income from operations of $935,200, respectively. After providing for interest, other income and taxes, the net loss in 2013 was $876,900 due to reduction in sales compared to net income in 2012 of $558,400.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2013 COMPARED TO YEAR ENDED DECEMBER 31, 2012

The following table sets forth, for the periods indicated, a comparison of certain items from our Consolidated Statements of Operations:

	2013	2012	Increase/ (Decrease)	% Change

Gross sales	$36,418,200	$40,335,900	$(3,917,700)	(10%)
Excise taxes	782,300	1,091,300	(309,000)	(28%)
Net sales	35,635,900	39,244,600	(3,608,700)	(9%)
Cost of goods sold	25,770,300	28,442,100	(2,671,800)	(9%)
Gross profit	9,865,600	10,802,500	(936,900)	(9%)
Operating expenses	10,131,200	9,867,300	263,900	3%
Income (loss) from operations	(265,600)	935,200	(1,200,800)	(128%)
Interest expense	(577,100)	(450,000)	127,100	28%
Other income (expenses) net	(30,100)	75,900	(106,000)	(140%)
Income (loss) before income taxes	(872,800)	561,100	(1,433,900)	(256%)
Provision for income taxes	4,100	2,700	1,400	52%
Net Income (loss)	($876,900)	$558,400	($1,435,300)	(257%)

NET SALES

As used herein, the term “net sales” refers to gross sales less excise taxes. Overall net sales for fiscal year 2013 were $35,635,900 a decrease of $3,608,700 or 9% as compared to $39,244,600 in fiscal year 2012 due to lower sales volume.

NORTH AMERICAN TERRITORY OPERATIONS: Net sales in the North American Territory totaled $14,024,400 in fiscal year 2013, compared to $16,228,300 for fiscal year 2012, representing a decrease of $2,203,900 or 14%. Sales of beer for fiscal year 2013 decreased by 14,600 barrels to 69,000 barrels, a decrease of 18%, as compared to 83,600 barrels in fiscal year 2012. This decrease was due to (i) a decrease in sales of contract brands by 10,300 barrels because our largest contract brand has constructed its own brewing facility and (ii) a decrease in sales of brands we own by 4,300 barrels due to increased competition. We continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah and Saratoga Springs brewing facilities and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the North American Territory.

FOREIGN TERRITORY OPERATIONS: Net sales in the Foreign Territory totaled $21,611,500 in fiscal year 2013, compared to $23,016,300 during fiscal year 2012, a decrease of $1,404,800 or 6%. The decrease was due to lower sales volume partially offset by a higher selling price. The lower sales volume was caused by a continued decline in the beer market and general economic conditions. We have experienced reduced sales volume in certain channels which generated low or negative margin mostly due to management action to reduce low margin sales in channels managed by Shepherd Neame. Certain retail channel customers were also transferred to HUK from October 2013 forward under a license agreement. Hence, KBEL would not sell directly to these customers from October 2013 forward but would receive a royalty from HUK. We expect our gross sales number to be lower from October 2013 on, due to the relationship between KBEL and HUK, because HUK will now be selling beer to certain large retail customers to which KBEL previously sold directly.

Inflation did not have a significant impact on net sales.

COST OF GOODS SOLD

Overall cost of goods sold during fiscal year 2013 was $25,770,300, as compared to $28,442,100 during fiscal year 2012, a decrease of $2,671,800, or 9%. As a percentage of net sales, costs of goods sold remained between 72% and 73% in fiscal years 2013 and 2012.

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

NORTH AMERICAN TERRITORY OPERATIONS: Cost of goods sold as a percentage of net sales in the North American Territory increased to 81% during the fiscal years 2013 compared to 76% in 2012. Underutilization of our production capacity, as described above, was a factor in costs of goods sold in North America in 2013. The lower sales volume in 2013 caused further decreases in productivity. There was also a slight increase in the price of raw materials.

FOREIGN TERRITORY OPERATIONS: As a percentage of net sales, cost of goods sold in the United Kingdom during fiscal year 2013 decreased to 67%, as compared to 70% during fiscal year 2012. In the UK, the purchase price of our products includes an excise duty. The amount of this excise duty decreased, therefore the purchase price of the products decreased accordingly. Further, there was an increase in our sales prices with no corresponding increase in the purchase cost to us of several products.

GROSS PROFIT

As a result of decreased sales offset by decreased cost of goods, gross profit for fiscal year 2013 (expressed in United States dollars) was $9,865,600, a decrease of $936,900, or 9%, as compared to gross profit of $10,802,500 in fiscal year 2012. As a percentage of net sales, our overall gross profit during fiscal year 2013 and 2012 remained between 28% and 27%.

OPERATING EXPENSES

Operating expenses consist of marketing and distribution expenses, and general and administrative expenses. Operating expenses for fiscal year 2013 totaled $10,131,200, an increase of $263,900, or 3%, as compared to $9,867,300 for fiscal year 2012. As a percentage of net sales, operating expenses increased to 28% during fiscal year 2013 compared to 25% in fiscal year 2012.

MARKETING AND DISTRIBUTION EXPENSES: Our marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and retail operating expenses. For fiscal year 2013, such expenses equaled $5,432,000, a decrease of $199,000 or 4%, as compared to $5,631,000 in fiscal year 2012. As a percentage of net sales, our marketing and distribution expenses increased to 15% in fiscal year 2013, as compared to 14% in fiscal year 2012.

NORTH AMERICAN TERRITORY OPERATIONS: Marketing and distribution expenses for the North American Territory in fiscal year 2013 equaled $1,710,600, a decrease of $43,900, or 3%, as compared to $1,754,500 in marketing and distribution expenses incurred during fiscal year 2012. Due to a decrease in net sales, marketing and distribution expenses increased to 12% of North American Territory net sales during fiscal year 2013 compared to 11% in fiscal year 2012.

FOREIGN TERRITORY OPERATIONS: Marketing and distribution expenses in the Foreign Territory during fiscal year 2013 equaled $3,721,400, a decrease of $155,100, or 4%, as compared to $3,876,500 during fiscal year 2012. Such decrease is mainly due to a lower marketing agency fee and a reduction in sales commission due to lower commissionable sales revenue. As a percentage of net sales in the United Kingdom, such expenses remained at 17% during fiscal years 2013 and 2012.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses include all expenses not characterized as sales and marketing expenses. Our general and administrative expenses totaled $4,699,200 for fiscal year 2013, representing an increase of $462,900, or 11%, as compared to $4,236,300 for fiscal year 2012. General and administrative expenses equaled 13% of net sales for fiscal year 2013 and 11% of net sales for fiscal year 2012.

NORTH AMERICAN TERRITORY OPERATIONS: General and administrative expenses for our North American Territory equaled $2,094,200 for fiscal year 2013, representing an increase of $109,600, or 6%, as compared to $1,984,600 for fiscal year 2012. The increase in general and administrative expenses was due to an increase in costs of benefits for administrative staff, increase in insurance costs, increase in loan fees paid to Cole Taylor and increase in legal costs related to our efforts to raise additional capital.

FOREIGN TERRITORY OPERATIONS: General and administrative expenses for our Foreign Territory equaled $2,605,000 in fiscal year 2013, representing an increase of $353,300, or 16%, as compared to $2,251,700 for fiscal year 2012 mainly due to costs associated with the negotiation of the HUK agreements, such as travel expenses and legal fees, increases in staff training costs, increases in pay to administrative employees and increases in various miscellaneous costs.

OTHER EXPENSES

Other expenses, including interest expenses, totaled $607,200 in fiscal year 2013, representing an increase of $233,100, or 62%, as compared to $374,100 in fiscal year 2012. Such increase was due to an increase in the interest rate imposed by Cole Taylor as a result of an event of default, interest accruing on the loan from HUK and loss from sale of assets.

INCOME TAXES

We have a provision for income taxes of $4,100 for the fiscal year 2013 compared to a provision of $2,700 for the corresponding period in 2012. The provision for taxes is related to the estimated amount of taxes that will be imposed on us by tax authorities in the US, and is based upon the previous year’s results.

NET INCOME

Due to factors described above, our net loss for fiscal year 2013 prior to accounting for foreign currency translation adjustments was $876,900, representing a decrease in income of $1,435,300 as compared to net income of $558,400 for fiscal year 2012. After taking into account a positive foreign currency translation adjustment of $7,300 for fiscal year 2013, compared to a negative adjustment of $117,200 for fiscal year 2012, our comprehensive loss in fiscal year 2013 was $869,600, as compared to comprehensive income of $441,200 in fiscal year 2012.

RETAIL OPERATIONS

We operate a tasting room and merchandise store where we serve our brews on tap. We also sell various items of apparel and memorabilia bearing the Company’s trademarks, which creates further awareness of our beers and reinforces our branding. Although sales revenues from retail operations are not significant ($241,800 in 2013 and $256,600 in 2012), we view them as a marketing opportunity for our products.

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

UBHL Support. In response to the losses incurred in connection with our operations, UBHL, our indirect majority shareholder, issued a letter of financial support to the Company’s accountants on November 8, 2013 (the “Letter of Support”). Under the terms of the Letter of Support, UBHL agreed to provide funding to the company on an as needed basis to enable MBC to meet its financial obligations as they become due. There is no maximum limit on the amount of funding to be provided by UBHL under the terms of the Letter of Support, however, such funding is subject to compliance with applicable exchange control regulations and other applicable laws and regulations regarding the transfer of funds from India to the US. The Letter of Support was issued for a period up to December 31, 2014. The type of financial support to be provided by UBHL and the terms of such financial support is not specified in the Letter of Support. Management intends to seek UBHL’s consent to keep the current Letter of Support in force beyond the period, if necessary, or request that UBHL issue a new letter of support for periods after such period. If UBHL were unable or unwilling to meet its current obligations under the Letter of Support or, if requested, UBHL does not agree to keep the Letter of Support in force following the minimum specified period, it could result in a material adverse effect on our financial condition and could affect our ability to continue operations. UBHL controls the Company’s two largest shareholders, United Breweries of America, Inc. (“UBA”) and Inversiones, and as such, is the Company’s indirect majority shareholder. Our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

MBC received a letter dated November 11, 2013 from UBHL, MBC’s indirect majority shareholder, dated November 11, 2013. The chairman of MBC’s Board, Dr. Vijay Mallya, is also the chairman of the board of directors of UBHL. In the letter, UBHL sets forth its understanding that an investment in MBC will allow MBC to reach certain goals. In light of such understanding, UBHL is willing to commit to invest $2,000,000 in MBC in four installments to be paid every six months over a two year period. The letter does not state definitive terms for the proposed investment, but states that UBHL would prefer to receive “ordinary voting stock” as compensation for such investment. UBHL will consider additional investment based on a business plan to be provided by MBC.

Cole Taylor Facility. On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Agreement”) with Cole Taylor The Agreement provides a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. A significant portion of the proceeds received under the Agreement were used to repay credit facilities provided by Marquette Business Credit, Inc. and Grand Pacific Financing Corporation. Convertible promissory notes issued to UBA, one of the Company’s principal shareholders, are subordinated to the Cole Taylor facility.

On March 29, 2013, MBC and Releta entered into a First Amendment (the “Amendment”) to the Agreement. The Amendment clarified the method by which the fixed charge coverage ratio is to be calculated, with retrospective application. To the extent MBC and Releta may have been in breach of the covenants related to the fixed charge coverage ratio for certain periods, all of which ended on or before December 31, 2012, Cole Taylor agreed in the Amendment that such breach was waived and that no event of default occurred by reason of such breach.

The Agreement requires MBC and Releta to maintain certain minimum fixed charge coverage ratios for trailing twelve month periods and a minimum tangible net worth. The minimum tangible net worth MBC and Releta are required to maintain is subject to increase based on the net income of MBC and Releta. As previously disclosed in the Company’s current report on Form 8-K filed on May 3, 2013, the quarterly report on Form 10-Q filed on August 14, 2013 and the current report on Form 8-K filed on September 24, 2013, the Company has been in default pursuant to the terms of the Agreement by virtue of its failure to maintain the required fixed charge coverage ratio.

On September 18, 2013, MBC and Releta received a notice (the “Default Notice”) from Cole Taylor regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. The Default Notice listed the following defaults:

The required fixed charge coverage ratio for the trailing twelve month periods ended March 31, 2013 onwards fell short of the required ratio. The tangible net worth fell short of the required amount for the period beginning June 1, 2013 onwards.

As of December 31, 2013, the fixed charge coverage ratio was required to be 1.10 to 1. The Company calculated that the fixed charge coverage ratio as of December 31, 2013 was -0.58 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of December 31, 2013 and the actual tangible net worth on such date was $4,848,200. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

The Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at Cole Taylor’s option, be declared, and immediately shall become, due and payable, without notice of any kind. An event of default shall be deemed continuing until waived in writing by Cole Taylor. The Default Notice states that Cole Taylor has elected to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement effective September 1, 2013. The Company estimates that the increased interest rate will result in the payment by the Company to Cole Taylor of an additional amount of approximately $120,000 for the first year. Cole Taylor has not waived the events of default described in the Default Notice and has reserved the right to all other available rights and remedies under the Agreement, certain other related documents and applicable law. Cole Taylor could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason. The Company has not received any notice or other communication from Cole Taylor that it intends to exercise any of the remedies available to it under the Agreement in connection with the events of default. The exercise of additional remedies by Cole Taylor may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for the MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

HUK Facility. On April 18, 2013, KBEL entered into a Loan Agreement with HUK pursuant to which HUK agreed to provide KBEL with a secured term loan facility of £1,000,000 to be made available, subject to the fulfillment of certain conditions precedent, on October 9, 2013, and to be repaid in full by October 9, 2016. KBEL availed itself of the loan on October 9, 2013. The Loan Agreement with HUK is described under the section captioned “Description Of Our Indebtedness” below.

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

At December 31, 2013, we had cash and cash equivalents of $324,800, an accumulated deficit of $14,707,600, and a working capital deficit of $6,334,800 due to losses incurred and reclassification of debts owing to Cole Taylor as a result of the default under the Agreement described above.

Management has taken several actions to enable us to meet our working capital needs through December 31, 2014, including reducing discretionary expenditures, expanding business in new territories, reducing manpower and securing additional brewing contracts in an effort to utilize a portion of excess production capacity. We may also seek additional capital infusions to support our operations.

If it becomes necessary to seek UBHL’s financial assistance under the Letter of Support and UBHL does not fulfill its commitment to MBC, it may result in a material adverse effect on our financial position and on our ability to continue operations. In addition, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

Cash Flow Results:

Historically, we have funded our operations primarily with proceeds from issuances of preferred stock, Common Stock, debt financing, lease financing, and cash flows from operations.

Net cash provided by operations was $276,100 and $468,100 for 2013 and 2012 respectively. During the year ended December 31, 2013, the primary factors contributing to our calculation of net cash provided by operating activities were non cash expenses consisting primarily of depreciation expense of $1,105,400, net decrease in accounts receivable of $1,395,400 net decrease in accounts payable, accrued liabilities of $957,800 and net loss of $876,900.

During the year 2013, the value of our inventory increased by $330,100 compared to increase of $110,900 during the year 2012. Fluctuations in inventory are normal for our operations and industry and are typically not indicators of any material contributing cause. The decrease in accounts payable for the year 2013 and 2012 was mainly attributable to payments made to Shepherd Neame to bring down amounts owed.

Increases and decreases in inventories, prepaid accounts, deposits and accrued liabilities over the course of the year are due to normal operational fluctuations during the year.

Net cash used in investing activities was $816,000 and $1,490,900, respectively, for 2013 and 2012. Such funds were used primarily for purchases of brewing, production and packaging equipment in the United States and beer dispensing equipment in the Foreign Territory.

Net cash provided by financing activities was $669,500 and $928,600, respectively for 2013 and 2012. During 2013, we borrowed from HUK to repay amounts owed to Shepherd Neame. Financing activities also include borrowing on long term debt, debt payments and lease installment payments.

DESCRIPTION OF OUR INDEBTEDNESS:

COLE TAYLOR FACILITY: On June 23, 2011, MBC and Releta entered into the Agreement with Cole Taylor (as described in “Liquidity and Capital Resources”). The Agreement provides a credit facility of up to $10,000,000 with a maturity date of June 23, 2016, consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. At the time that the applicable loan or advance is made, we may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan or the capital expenditure term loan, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. As described below, effective September 1, 2013, Cole Taylor is charging a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement. The Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority interest in all of MBC’s and Releta’s personal property and a first mortgage on our Ukiah, California real property, among other items of MBC and Releta assets.

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

MASTER LINE OF CREDIT: On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen separate advances to us under the Credit Agreement and one additional advance on March 2, 2005 on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the “UBA Notes”). Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement and an amendment to the March 2, 2005 note (together, the “Extension Agreements”). The Extension Agreements, as amended, confirm UBA’s extension of the terms of the UBA Notes for a period ending on June 30, 2014 with automatic renewals after such maturity date for successive one year terms, provided that either MBC or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term.

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

The aggregate outstanding principal amount of the UBA Notes as of December 31, 2013 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,582,500, for a total amount outstanding of $3,497,900. As of December 31, 2013, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,349,300 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, any conversion may occur at a lower price.

During the fiscal years 2013 and 2012, the greatest aggregate amount of principal outstanding on the UBA Notes was $1,915,400. No principal or interest was paid during fiscal years 2013 or 2012. As of February 28, 2014, the aggregate outstanding principal amount of the UBA Notes was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,597,300, for a total amount outstanding of $3,512,700, convertible in to 2,359,172 shares of our Common Stock. As of February 28, 2014, UBA beneficially owned approximately 24.5% of our outstanding Common Stock (excluding any shares issuable upon conversion of the UBA Notes). Our Chairman, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBA.

HUK LOAN: On April 18, 2013, KBEL entered into a Loan Agreement with HUK pursuant to which HUK provided KBEL with a secured term loan facility of £1,000,000 on October 9, 2013, to be repaid in twelve equal quarterly installment commencing on January 9, 2014. Interest on the loan is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an event of default, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-Licence Agreement entered into between HUK, UBIUK, KBEL and UB Limited on April 18, 2013.

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

WEIGHTED AVERAGE INTEREST: The weighted average interest rates on our debts incurred in connection with the North American Territory were 5.4% for fiscal year 2013 compared to 4.9% for fiscal year 2012. For loans primarily associated with our Foreign Territory, the weighted average interest rate paid was 3.5% for fiscal years 2013 and 3% for the fiscal year 2012.

KEG MANAGEMENT ARRANGEMENT: We entered into a keg management agreement (the “Keg Agreement”) with MicroStar Keg Management LLC (“MicroStar”) for a five year term effective September 1, 2009. Under this arrangement, MicroStar provides us with half-barrel kegs for which we pay a filling and use fee. Distributors return empty kegs to MicroStar instead of to us. MicroStar then supplies us with additional kegs. In case of a change of control of MBC during the term of the Keg Agreement, MicroStar shall have an option to terminate the Keg Agreement by providing the Company with written notice within 45 days following the effective date of the change of control. If the Keg Agreement is terminated, MicroStar shall have an option to require the Company to purchase four (4) times the average monthly quantity of MicroStar kegs delivered to the Company during the six month period preceding the effective date of the termination of the Keg Agreement. We anticipate financing the purchase of such kegs through debt or lease financing, if available. However, there can be no assurance that we will be able to finance the purchase of such kegs. Failure to renew the agreement with MicroStar at the end of current term or failure to purchase the necessary kegs from MicroStar upon the termination of the Keg Agreement is likely to have a material adverse effect on both our business (if we are unable to find a comparable supplier) as well as on our working capital (if we are required to purchase the kegs upon early termination and are unable to obtain adequate financing).

CURRENT RATIO: Our ratio of current assets to current liabilities on December 31, 2013 was 0.53 to 1.0 and on December 31, 2012 was 0.73 to 1.0. Our ratio of total assets to total liabilities as of December 31, 2013 was 1.06 to 1.0 and December 31, 2012 was 1.10 to 1.0.

RESTRICTED NET ASSETS. Our wholly-owned subsidiary, UBIUK, had cumulative losses of approximately $1,717,400 as of December 31, 2013. Under KBEL’s line of credit agreement with RBS, distributions and other payments from our subsidiaries to us are not permitted if the retained earnings drop below approximately $1,657,400.

RELATED PARTY TRANSACTIONS: Over the last several years, MBC and our subsidiaries have entered into or amended several agreements with affiliated and related entities. Among such agreements have been a Brewing Agreement and a Loan Agreement between KBEL and Shepherd Neame; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and KBEL; a Distribution Agreement between UBIUK and KBEL; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; a License Agreement between UBIUK and UB Limited; a brewing agreement between KBEL, UBIUK and HUK; a loan agreement between KBEL and HUK; and a sub license agreement between KBEL, UB Limited, UBIUK and HUK . (For more information on these agreements please see “Item 13. -- Certain Relationships and Related Transactions, and Director Independence”.)

OFF-BALANCE SHEET ARRANGEMENTS

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following chart sets forth our contractual obligations as of December 31, 2013.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Secured line of credit	$2,245,000	$2,245,000	-	-	-
Long Term Debt Obligations	6,105,400	5,000,500	1,104,900	-	-
Capital Lease Obligations	25,600	6,400	12,800	6,400	-
Operating Lease Obligations	1,416,100	400,500	525,200	386,600	103,800
Purchase Obligations	1,949,700	1,949,700	-	-	-
Notes to Related Parties	3,497,900	-	-	3,497,900	-
Total	$15,239,700	$9,602,100	$1,642,900	$3,890,900	$103,800

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

Cash at UBIUK was translated at exchange rates in effect on December 31, 2013 and 2012, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax benefits for the years ending December 31, 2013 and 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes. The standard is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance beginning in the first quarter of 2013. Adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Management team, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the last day of the fiscal period covered by this Annual Report, December 31, 2013. The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

In accordance with the internal control reporting requirements of the SEC, Management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2013. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the SEC’s guide entitled “Sarbanes-Oxley Section 404: A Guide for Small Business”. As a result of this assessment and based on the criteria in the COSO framework and SEC guidance, Management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages as of February 28, 2014, and certain information regarding each of our current directors and executive officers:

Name	Age	Position(s)	Director Since**
Scott R. Heldfond *+	69	Director	2005
Michael Laybourn+	75	Director	1993
Vijay Mallya, Ph.D.	58	Director and Chairman of the Board	1997
Jerome G. Merchant*	52	Director	1997
Mahadevan Narayanan	56	Chief Financial Officer and Secretary	N/A
Sury Rao Palamand, Ph.D.	83	Director	1998
Kent D. Price*+	70	Director	1998
Yashpal Singh	68	Director, President and Chief Executive Officer	1997

**	All directors are elected by our shareholders at the Annual Meeting to serve until the following Annual Meeting. Currently, there are no arrangements or understandings between (i) any of the directors and any other person pursuant to which any director was or is to be selected as a director or (ii) any of the executive officers and any other person pursuant to which any executive officer was or is to be selected as an executive officer. We have entered into an employment agreement with our Chief Executive Officer pursuant to which his term of employment has been extended until September 30, 2015. Our Chief Financial Officer does not have any set date for the expiration of his term of office.

*	Member of the Audit/Finance Committee.

+	Member of the Compensation Committee.

Mr. Scott Heldfond joined the Board in January 2005. He was a Director of NASDAQ Insurance Group, LLC, a national insurance brokerage and consulting firm owned by the NASDAQ Stock Market prior to the firm’s sale to Aon Risk Services in 2009. Mr. Heldfond currently services as a Director at Aon Risk Services. Mr. Heldfond has also served as the Managing Partner of eSEED Capital, LLC, a technology-focused merchant banking firm since 1999. He also served as President and Chief Executive Officer of Frank Crystal & Co. of California, a New York-based insurance brokerage firm from 1995 to 1999, as Chairman of Hales Capital LLC, an investment banking firm from 1994 to February 1997 and as President of AON Real Estate & Investments . Mr. Heldfond also previously served as a Director of HomeGain, Inc. (later sold to Classified Ventures), a private venture backed company, and currently serves as a Director of UBICS Inc., a NASDAQ traded firm that provides information technology staffing and solutions for domestic and international businesses. Mr. Heldfond also served as a Director of Galoob Toys, which was the third largest toy manufacturer before its sale to Hasbro. Mr. Heldfond holds an undergraduate degree from the University of California, Berkeley and a J.D. from the University of San Francisco Law School. He is a Mayoral appointed Commissioner of the Health Services Commission of the City and County of San Francisco. In addition, he serves as an advisor to or on the board of directors of a number of local, statewide, and national charitable and community service organizations. Mr. Heldfond is the retired Honorary Consul General to the United States for the Republic of Rwanda. Mr. Heldfond’s expertise in risk management and insurance matters, in particular, led to his selection as a member of the Board.

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

Dr. Vijay Mallya, Ph.D., became Chairman of the Board in October 1997 and was MBC’s Chief Executive Officer until January 2005. Dr. Mallya is a well known industrialist and the Chairman of UBICS, Inc., United Breweries Limited, United Spirits Limited, Whyte & Makay Limited, United Breweries (Holdings) Limited (which is the indirect beneficial owner of two of MBC’s largest shareholders (United Breweries of America, Inc. and Inversiones Mirabel S.A.)), Kingfisher Airlines Limited, UB Engineering Limited, Mangalore Chemicals and Fertilizers Ltd., and other affiliated companies (collectively the “UB Group”). The UB Group is comprised of businesses in the following sectors: alcoholic beverages, life sciences, engineering, agrochemicals, information technology, fertilizers, print media, civil aviation and infrastructure development. United Breweries Limited and United Spirits Limited are two of Asia’s leading beer and spirits companies. Dr. Mallya is also a keen sportsman and an ardent aviator and yachtsman. Dr. Mallya and certain companies with which he is associated provide financial and other support for several sporting activities worldwide, including the Force India F1 Formula One Motor Racing Team, the United East Bengal Football Team and the United Mohun Bagan Football Team. He also sits on the boards and committees of several foreign companies and organizations including companies comprising the UB Group, The Institute of Economic Studies (India), the Federation of the Indian Chamber of Commerce and Industries and Motorsports Association of India. Dr. Mallya has been the recipient of many prestigious awards and accolades, including being nominated to the Global Leaders of Tomorrow by the World Economic Forum, receiving the Légion d’ Honneur from the Government of France in 2008 and the Outstanding Business Leader Award from the Associated Chambers of Commerce and Industry of India in 2009. Dr. Mallya is currently serving as a member of the Upper House of the Indian Parliament for the second time. Dr. Mallya holds a Bachelor of Commerce degree from the University of Calcutta in India and an honorary Doctorate in Business Administration from California Southern University, Santa Ana. Dr. Mallya’s knowledge and expertise in the global alcoholic beverage industry were significant in his selection as a member of the Board as well as his appointment as Chairman.

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

Mahadevan Narayanan joined the company in 2001 as Secretary and Chief Financial Officer. Before joining the Company, he served the UB Group (including affiliates of the Company) in India for 17 years as part of the management team in various financial and accounting capacities. Immediately prior to joining the Company, Mahadevan Narayanan was employed as Senior Manager of Accounting Services of Herbertsons Ltd. for six years. He holds a Bachelor of Science degree in Mathematics from Madurai Kamaraj University in India and is an Associate member of the Institute of Chartered Accountants of India.

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

Kent D. Price became a director in January 1998. Kent Price is a founder and President of Parker Price Venture Capital. Mr. Price was a Rhodes Scholar at Oxford University, attended the University of Montana, the University of California, Los Angeles and Harvard Business School. Mr. Price is a member of the board of directors of the University of Montana and a served on its Foundation and Investment Committee. Mr. Price is the chairman of Fluid Inc., a technology enhanced service company that is a leader in the development of eCommerce sites. Mr. Price has extensive operational experience, including as Chief Executive Officer of The Chloride Group, a global battery company, Chief Executive Officer of the Bank of San Francisco, General Manager of Banking, Finance and Securities Group at IBM, Chief Financial Officer at the Bank of New England, Executive Vice President of the Bank of America and a senior officer at Citibank. He has lived and worked in England, Germany, Ireland, Nigeria, Ivory Coast, Taiwan, Hong Kong, Japan and Singapore as well as the United States. He has served on various boards of directors of companies based in the UK, India, South Africa, Hong Kong, Taiwan, China and the United States. Mr. Price served on the board of directors of UBICS (a NASDAQ listed company). Mr. Price served as a Captain in the United States Air Force. Mr. Price’s banking and financial expertise was important in his selection as a member of the Board.

Yashpal Singh became a director of MBC in October 1997 and served as the Company’s Executive Vice President and Chief Operating Officer beginning in April 1998. Mr. Singh became the Company’s President in January 2000 and its Chief Executive Officer in January 2005. From May 1997 to March 1998, Mr. Singh served as Executive Vice-President- Operations for UBA, one of MBC’s major shareholders. Between 1964 and 1990, Mr. Singh served in various capacities including as Head Brewer and Chief Executive Officer of a large alcoholic beverage corporation in India. Between 1990 and 1997, Mr. Singh also served as Senior Vice President-Operations for United Breweries Ltd., an Indian Corporation, where he was responsible for the operations of 12 breweries, the establishment of new green-field projects, and technical and operational evaluations of potential acquisition opportunities worldwide. Mr. Singh holds a Bachelor’s degree in Science from Punjab University in India, a Diploma in Brewing from the Institute of Brewing and Distilling in London and has extensive training in the fields of Brewing, Malting, and Mineral Water Technology. Mr. Singh is an Associate member of the Institute of Brewing, London, a member of the Master Brewers Association of America, and was a former executive member of the Managing Committee of the All India Brewer’s Association. Mr. Singh has over 48 years of varied experience in the brewing industry. Mr. Singh’s long standing technical and management expertise in brewing led to his selection as a member of the Board.

FAMILY RELATIONSHIPS

There are no family relationships among any of the directors and executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of the Forms 3, 4 and 5 furnished to us during and with respect to fiscal year 2013, we are not aware of any untimely filing by a director, officer, or greater than 10% beneficial owner of the reports required by Section 16(a) of the Exchange Act during our most recent fiscal year.

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

DIRECTORS’ NOMINATIONS

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board. Once the date of the next annual meeting has been set, the Company will file a current report on Form 8-K disclosing the date by which a nominating shareholder or nominating shareholder group must submit a notice on Schedule 14N, which date shall be a reasonable time before we mail our proxy materials for the meeting.

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

Leadership Structure

Since January 2005, the Company has separated the roles of Chairman of the Board and Chief Executive Officer. From 1997 until January 2005, Dr. Vijay Mallya served as both the Chief Executive Officer as well as Chairman of the board of directors of MBC (the “Board of Directors” or the “Board”). The Board of Directors believes that the separation of the roles of Chief Executive Officer and Chairman of the Board provides the Company with additional processes, controls and oversights that facilitate the functioning of the Board of Directors and its decision-making in the best interests of MBC and its shareholders. In addition, the separation of the roles of Chairman and Chief Executive Officer permit the holders of such offices to focus on the fundamental duties and specialized nature of the respective office. MBC’s Chairman, Dr. Vijay Mallya, and the Board of Directors works together with the Chief Executive Officer to develop MBC’s strategic goals. Dr. Mallya also acts as an international brand ambassador and presides over the Board of Directors meetings at which he is present. MBC’s Chief Executive Officer, Yashpal Singh, is responsible for the day-to-day oversight of the MBC’s performance and the brewing operations. Mr. Singh is also responsible for the implementation of MBC’s strategic goals. The Board of Directors may review its leadership structure from time to time and implement any changes that it deems appropriate to respond to the needs of the Company.

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

Board of Directors’ and Committee Meetings

During the fiscal year ended December 31, 2013, the Board of Directors held two meetings and the Audit/Finance Committee held five meetings. Two directors did not attend one meeting of the Board of Directors and no director attended fewer than 75% of the meetings any committees of which such Director was a member.

Listed below are the committees of the Board of Directors, along with the names of the Directors who served as members of each committee during 2013.

Audit/Finance Committee. The Board of Directors has a standing Audit/Finance Committee.

Messrs. Merchant, Price, and Heldfond serve as the members of the Audit/Finance Committee (established in accordance with Section 3(a)(58)(A) of the Exchange Act). This committee met five times during fiscal year 2013. The Audit/Finance Committee reviews, acts on, and reports to the Board of Directors with respect to various auditing, accounting and finance matters, including the selection of the Company’s auditors, the scope of the annual audits, the fees to be paid to the auditors, the performance of the Company’s auditors, and the accounting practices of the Company. In the judgment of MBC’s Board of Directors, the members of the Committee are “independent,” as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules and also meet the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

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

Compensation Committee. Messrs. Heldfond (Chair), Price, and Laybourn served on MBC’s Compensation Committee for the fiscal year ended December 31, 2013. The Compensation Committee considers all matters of compensation with respect to the chief executive officer, president, any vice president, and any other senior executive, and makes recommendations to the Board of Directors regarding the compensation of such persons. The Compensation Committee also makes determinations with respect to the granting of stock awards to directors who are also employees of MBC. In the judgment of MBC’s Board of Directors, the members of the Compensation Committee are “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the annual compensation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), who are the only MBC employees whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2013.

Neither of these executive officers has been issued equity shares or stock options as compensation to date.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)*	Total ($)
(a)	(b)	(c)	(d)	(i)	(j)
Yashpal Singh President and Chief Executive Officer	2013	304,000	30,500	18,600	353,100
	2012	304,000	27,500	17,000	348,500

Mahadevan Narayanan Chief Financial Officer and Corporate Secretary	2013	181,100	18,200	22,100	221,400
	2012	181,100	16,500	22,400	220,000

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

Total compensation for the Chief Executive Officer and Chief Financial Officer consists of base salary, annual cash bonus payments, health benefits for each such officer and his immediate dependent family members, use of company vehicle, vacation reimbursement and, with respect to the Chief Executive Officer only, life insurance.

Elements of Compensation

MBC selected elements of compensation to provide incentives for its executive officers to relocate to the United States from India. In so doing, MBC reviewed the compensation packages of its executive officers at their prior positions in India, so that comparable packages could be provided.

Base Salary

The Compensation Committee establishes executive officers’ base salaries on an annual basis. Given our stock performance and financial situation, there is currently no salary component directly tied to our stock price or to our financial performance. Effective as of January 1, 2012, the Compensation Committee increased the annual base salary of the Chief Executive Officer and the Chief Financial Officer to $304,000 and $181,100 respectively. No adjustments have been made to such salaries during fiscal 2013.

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

Retirement Plans

On August 27, 2009, we entered into a certain Separation and Severance Agreement (the “Separation Agreement”) with Mr. Yashpal Singh, our President and Chief Executive Officer.

Pursuant to the terms of the Separation Agreement, upon Mr. Singh’s (i) termination of employment for Good Reason (as defined in the Separation Agreement), (ii) termination of employment at the end of the employment term, (iii) death, (iv) disability or (v) termination by us without Cause (as defined in the Separation Agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of (x) 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by (y) the number of years (on a pro rated basis) he had been employed by the us at the Termination Date (as defined in the Separation Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Singh’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). In addition, we agreed to pay COBRA premiums for Mr. Singh and his spouse until the earlier of (i) the effective date on which he obtains comparable health insurance from a subsequent employer or (ii) eighteen (18) months following his Termination Date. Mr. Singh shall also be entitled to accrued salary, vacation time and benefits as set forth in Mr. Singh’s employment agreement.

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

Payments due to Mr. Singh under the Separation Agreement shall be paid in equal installments by the Company over a 20 month period. The receipt of payments is contingent on Mr. Singh executing a release of claims for the benefit of the Company.

For purposes of illustrating the potential amounts payable to Mr. Singh under the Separation Agreement, assuming a termination date of December 31, 2013, Mr. Singh would have received the following approximate amounts of compensation for the applicable triggering event: termination by the Company for Cause - $304,000; completion of term of Employment Agreement - $760,100 plus COBRA payments; termination due to disability or death - $760,100 plus COBRA payments; termination by Mr. Singh for Good Reason - $760,100 plus COBRA payments; or termination by the Company without Cause - $1,064,100 plus COBRA payments.

Except for the Employment Agreement and Separation Agreement with Mr. Singh, MBC does not currently maintain any other retirement plans nor provide any post-retirement benefits to any employee or executive officer.

The Company does not currently have an employment agreement in place with its Chief Financial Officer, but may enter into an employment agreement with such executive officer in the future.

DIRECTORS’ COMPENSATION FOR THE YEAR 2013

Dr. Vijay Mallya, Chairman of the Board, is paid $120,000 per year by MBC for services rendered as Chairman, and £89,600 per year (approximately $140,100 in United States dollars at the average exchange rate for the year 2013) by UBIUK for promoting our products in the Foreign Territory outside the United Kingdom.

Effective as of January 1, 2012, the Board adopted a directors compensation plan ( the “Directors’ Compensation Plan”) with respect to the compensation of Non-Employee (as defined therein) members of the Board for their services as directors. The Directors’ Compensation Plan was subsequently approved by the shareholders in January 2013. Under the terms of the Directors’ Compensation Plan, each Non-Employee director receives a fixed annual retainer of $15,000 as well as additional fees of $1,250 per meeting of the Board and $1,250 per committee meeting attended. The chairs of the Compensation Committee and the Audit/Finance Committee each receive $4,500 in fees for acting as chairpersons of such committees. In addition, each Non-Employee Director on January 1 of each calendar year during the five year period commencing January 1, 2012 and ending December 31, 2016 shall receive an addition $2,000 per year.

	Fees Earned or Paid in Cash		Total
Name	($)		($)
(a)	(b)		(h)
Dr. Vijay Mallya	260,100		260,100
Kent Price	30,250	*	30,250
Sury Rao Palamand	18,250	+	18,250
Jerome Merchant	25,750	#	25,750
Scott Heldfond	30,250	##	30,250
Michael Laybourn	18,250	^	18,250

*	Fee for attending two Board meetings and five committee meetings calculated at $1,250 per meeting, $15,000 fixed annual retainer, $2,000 additional fixed retainer and $4,500 for acting as Chairman of Audit Committee. $22,875 of such fee was not paid in 2013.

+	Fixed annual retainer of $15,000 and $2,000 additional fixed retainer and fee for attending one Board meeting calculated at $1,250 per meeting. $13,250 of such fee was not paid in 2013.

#	Fee for attending two Board meeting and five committee meetings calculated at $1,250 per meeting, $15,000 fixed annual retainer and $2,000 additional fixed retainer. $19,500 of such fee was not paid in 2013..

##	Fee for attending two Board meeting and five committee meetings calculated at $1,250 per meeting, $15,000 fixed annual retainer, $2,000 additional fixed retainer and $4,500 for acting as Chairman of Compensation Committee. $22,875 of such fee was not paid in 2013.

^	Fixed annual retainer of $15,000 and $2,000 additional fixed retainer and fee for attending one Board meeting calculated at $1,250 per meeting. $15,500 of such fee was not paid in 2013.

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

Compensation Committee REPORT

The Compensation Committee has reviewed and discussed with Management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on the Compensation Committee’s review of and discussions with Management with respect to the Compensation Discussion and Analysis, our Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in MBC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The Compensation Committee

Scott R. Heldfond (Chair)

Kent D. Price

Michael Laybourn

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is provided in Item 5 above.

The following table sets forth certain information known to the Company regarding the beneficial ownership of MBC’s Common Stock and Series A Preferred Stock as of February 28, 2014, for each shareholder known by us to own beneficially 5% or more of the outstanding shares of our Common Stock or Series A Preferred Stock:

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

(1) Applicable percentages of ownership are based on 12,611,133 shares of Common Stock outstanding as of February 28, 2014.

(2) Does not include 2,359,172 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement (For additional information, see “Item 13. Certain Relationships and Related Transactions”). UBHL is the ultimate beneficiary of substantially all of the shares owned by both UBA and Inversiones.

(3) Includes all shares held by our two largest shareholders, UBA and Inversiones. UBHL is the beneficial owner of UBA and Inversiones because they are both controlled by Rigby International Corp., a company registered in the British Virgin Island, with primary offices at Vanterpool Plaza, 2nd Floor, Wickhams Cay 1, Road Town, Tortola, British Virgin Island 2 and a mailing address c/o CAS SA, 12-14 Avenue, Riverdil, CH-1260, Lyon, Switzerland, (“Rigby”). Rigby is a wholly-owned subsidiary of UBHL.

(4) Includes all shares indirectly held by UBHL. Does not include 2,359,172 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnote (2) above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

The following table sets forth certain information known to the Company regarding the beneficial ownership of MBC’s Common Stock and Series A Preferred Stock as of February 28, 2014, for each director, each executive officer, and all directors and executive officers of MBC as a group. Except as otherwise noted, we believe that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

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

(1) Applicable percentages of ownership are based on (i) 12,611,133 shares of Common Stock outstanding as of February 28, 2014 and (ii) 227,600 shares of Series A Preferred Stock outstanding as of February 28, 2014.

(2) Includes all shares indirectly held by UBHL. Does not include 2,359,172 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnote (2) of Table 1 above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(3) Shares are held by a revocable trust for the benefit of Mr. Palamand’s immediate family and lineal descendants. Mr. Palamand serves as the trustee of the trust.

CHANGES IN CONTROL

There are no arrangements currently known to us which may result in a change in control of our Company at a future date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since the beginning of fiscal year 2012, we were a participant in the following transactions in which (i) the amount involved exceeded the lesser of (A) $120,000, or (B) one percent of the average of our total assets at year end for the last two completed fiscal years and (ii) a related person had or will have a direct or indirect material interest:

UBA Line of Credit

On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide us with a line of credit in a principal amount of up to $1,600,000. We have executed an Extension of Term of Notes under the Master Line of Credit Agreement (the “Extension Agreement”) with UBA. The UBA Notes have been extended until June 2012 with automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. No notice of election not to extend the term was received prior to the expiration of the period ending June 30, 2013, so the current term has been extended until June 30, 2014.

We have issued thirteen (13) promissory notes to UBA pursuant to the Credit Agreement between the Company and UBA and one note on substantially similar terms to UBA, but unrelated to the Credit Agreement, between September 1999 and March 2005. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to the conversion rate protection set forth in the UBA Notes then outstanding. Such waiver does not apply to the single note issued to UBA on March 2, 2005 that was not related to the Credit Agreement. The aggregate outstanding principal amount of the UBA Notes as of December 31, 2013 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,582,500, for a total amount due of $3,497,900.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA’s discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share for the notes issued pursuant to the Credit Agreement and $1.44 for the note issued on March 2, 2005. As of December 31, 2013, the outstanding principal and interest on the UBA Notes was convertible into 2,349,283 shares of our Common Stock.

As of February 28, 2014, the aggregate outstanding principal amount of the UBA Notes was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,597,300. As of February 28, 2014, the entire amount of the outstanding principal and accrued but unpaid interest owed with respect to the UBA Notes was convertible into 2,359,172 shares of our Common Stock. As of February 28, 2014, UBA beneficially owns approximately 24.5% of our outstanding Common Stock (excluding any shares issuable upon the conversion of the notes issued to UBA). Our Chairman, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBA. During each of fiscal years 2013 and 2012, the largest aggregate amount of principal outstanding was $1,915,400. No principal or interest was paid during fiscal year 2013 or 2012.

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

Shepherd Neame, Ltd.

As described more fully below, our principal European subsidiary, KBEL, was a party to a Brewing Agreement and a Loan Agreement with Shepherd Neame, both of which expired in October 2013. Shepherd Neame and the Company may be deemed to be related parties with respect to the Brewing Agreement and the Loan Agreement because Mr. R.H.B. Neame (the Chairman of the board of directors of Shepherd Neame) was also our director at the time when the Brewing Agreement and the Loan Agreement were entered into and when the Brewing Agreement was subsequently amended. Further, Mr. David Townshend (a senior Shepherd Neame employee) was serving as the President of KBEL (pursuant to an agreement between KBEL and Shepherd Neame) and was also our director at the time when the Brewing Agreement and the Loan Agreement were entered into and when the Brewing Agreement was subsequently amended.

Brewing Agreement

On October 9, 1998, UBIUK and KBEL originally entered into a Brewing Agreement with Shepherd Neame, and on October 24, 2001, this agreement was amended by a Supplemental Agreement (together, the “SN Brewing Agreement”).

The SN Brewing Agreement, which was entered into (and amended) in conjunction with the Loan Agreement described below, granted to Shepherd Neame the exclusive right to brew, keg, bottle, can, label, and package all beers and related products sold under the Kingfisher trademark in the United Kingdom, and distribute such products elsewhere in the Foreign Territory. UBIUK and KBEL further agreed that they would require any other distributor of such products (subject to applicable laws and regulations) to obtain such products directly from a company related to UBIUK or our subsidiaries and to refrain from seeking customers, or establishing a distribution network for such products, in the United Kingdom. In exchange, Shepherd Neame agreed to brew and/or supply Kingfisher Premium Lager and related products to KBEL for destinations within (and, with the consent of Shepherd Neame, outside) the United Kingdom. The price KBEL paid to Shepherd Neame for brewing Kingfisher Premium Lager for distribution in the United Kingdom was set by a formula which varied according to the applicable duty on Kingfisher Premium Lager and other factors. Purchases from Shepherd Neame by KBEL equaled approximately $11,367,700 and $16,192,200 during the years 2013 and 2012 at the average exchange rate in effect during 2013 and 2012 respectively. Our SN Brewing Agreement with Shepherd Neame expired in October 2013.

The dollar value of the SN Brewing Agreement could not be accurately estimated.

Loan Agreement

Concurrently with the Brewing Agreement described above, KBEL and Shepherd Neame entered into a Loan Agreement, under which on or about October 24, 2001, Shepherd Neame advanced to KBEL £600,000 (the full amount available under the Loan Agreement), at a fixed interest rate of 5%, for general corporate purposes. This loan was paid in ten annual installments of £60,000 each, commencing on June 30, 2003 and ending on June 2012, and was fully paid.

Distribution Agreement

UBIUK entered into a Distribution Agreement with its wholly-owned subsidiary KBEL on October 9, 1998. Under this agreement, which was subsequently amended by a Supplemental Agreement dated as of October 24, 2001 and a deed of variation dated March 11, 2013 and effective October 9, 2013 (together, the “Distribution Agreement”), UBIUK granted KBEL an exclusive sublicense for the distribution of all lager and other beer products brewed or prepared for sale in the Foreign Territory, and a sublicense to use the Kingfisher trademark and trade name, to manufacture, package, market, distribute, and sell beer and other products using the Kingfisher trademark and logo, and to enter into a Brewing License Agreement described below. The Distribution Agreement, which also requires KBEL to pay UBIUK a royalty fee of 50 British pence (approximately $0.80 at the average exchange rates in effect during fiscal year 2013) for every 100 liters (26 gallons) of beer brewed for sale in the Foreign Territory, will expire, with respect to the Foreign Territory sublicense, in October 2018. The royalty due to UBIUK for the year 2013 was approximately $57,900 and for the year 2012 was approximately $61,700.

Brewing License Agreement

Effective October 26, 2001, MBC entered into a Brewing License Agreement with KBEL, under the terms of which KBEL granted us an exclusive license to brew and distribute Kingfisher Premium Lager, in exchange for a royalty, payable to KBEL, of eighty cents ($0.80) for each case of Kingfisher Premium Lager sold by us under this agreement. The Brewing License Agreement expires pursuant to its terms in October 2018. Pursuant to a deed of variation, after October 9, 2013, royalty payable to KBEL was reduced to $0.56 per US barrel. The royalty due to KBEL pursuant to the Brewing License Agreement for the year 2013 was approximately $97,400 and for the year 2012 was approximately $134,000.

Market Development Agreement

Concurrently with the Brewing Licenses Agreement described above, MBC and KBEL entered into a Market Development, General and Administrative Services Agreement (the “Market Development Agreement”), under the terms of which KBEL engaged MBC to perform a variety of advertising, promotional, and other market development activities in the United States in connection with Kingfisher beer and related consumer products (the “MDA Products”), provide certain legal and business management support services to KBEL, and provide assistance with the establishment and management of distribution channels for the MDA Products in the United States. In consideration for the services received under this agreement, KBEL agreed to pay service fees to MBC amounting in the aggregate to $1,500,000 over the period from 2001 through 2003. Such payments have been made in full and no additional payments are anticipated to be made in the future. The Market Development Agreement expired pursuant to its terms in 2013.

Brewing Agreement

On April 18, 2013, KBEL and UBIUK entered into a Contract Brewing and Distribution Agreement (the “Brewing Agreement”) with HUK. Affiliates of HUK are significant shareholders of UB Limited. In addition, UB Limited has arrangements with affiliates of HUK pursuant to which UB Limited brews Heineken beer for the Indian market. The Chairman of the board of directors of the Company, Dr. Vijay Mallya, is also the Chairman of the board of directors of UB Limited.

Commencing October 9, 2013, the Brewing Agreement granted HUK the exclusive right to manufacture, package and supply Kingfisher beer for sale in the United Kingdom and to manufacture and package Kingfisher beer for export by KBEL to Europe (excluding Germany) for a period of five years whereupon the Brewing Agreement will automatically terminate. In addition, under the Brewing Agreement, in exchange for royalty payments to KBEL, HUK received the right to be the sole and exclusive reseller of the Product (as defined in the Brewing Agreement) to certain customers. If HUK fails to sell a specified amount to such customers, KBEL will be entitled to withdraw such exclusivity upon the terms provided in the Brewing Agreement. KBEL will continue to sell the Product purchased from HUK to certain wholesale and on trade customers in the United Kingdom. HUK is entitled to terminate the Brewing Agreement on thirty days’ notice upon a change of control of KBEL, or immediately upon the occurrence, and failure to rectify within 30 days, of an Event of Default or Potential Event of Default (as such terms are defined in the HUK Loan Agreement, described below). KBEL purchased beer from HUK for an amount of $3,006,100 in 2013. Royalty fees receivable from HUK in 2013 were $9,600.

HUK Loan Agreement

On April 18, 2013, KBEL entered into a loan agreement with HUK pursuant to which HUK provided KBEL with a secured term loan facility of £1,000,000 on October 9, 2013. The loan has to be repaid in twelve equal quarterly installments commencing from January 9, 2014. Interest on the loan will accrue from day to day and is calculated on the basis of the actual number of days elapsed and a year of 365 days. Such interest is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an Event of Default, as defined in the loan agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-Licence Agreement described and defined below. The largest amount of principal outstanding under the loan agreement in 2013 was £1,000,000. The amount of principal outstanding as of March 27, 2014 was £9,016,700. No principal or interest was paid in 2013.

Sub-Licence Agreement

On April 18, 2013, HUK, UBIUK, KBEL and UB Limited entered into that certain Heineken Sub-Licence Agreement (the “Sub-Licence Agreement”) pursuant to which HUK has the option, exercisable upon a default or breach by KBEL under the Brewing Agreement or the loan agreement with HUK described above or a change of control or bankruptcy of KBEL, to acquire an exclusive license from UBIUK to produce, market and sell Kingfisher beer in the United Kingdom. Such license would expire on the earlier of the date certain debts (the “Debt”) between HUK and KBEL are settled, and October 9, 2018. As consideration for such license, HUK would reduce the Debt pursuant to the terms of the Sub-Licence Agreement. HUK may terminate the Sub-Licence Agreement upon a material breach by UBIUK, after notice and a thirty day cure period, or, immediately upon the termination of UBIUK’s license pursuant to its agreement with UB Limited. Upon termination of the Sub-Licence Agreement, the Debt shall become immediately due and payable. HUK’s aggregate liability for breaches of the Sub-Licence Agreement is capped.

The dollar value of the Sub-Licence Agreement cannot be accurately estimated.

MBC’s two largest shareholders are UBA, which owns 24.5% of MBC’s Common Stock, and Inversiones, which owns 43.6% of MBC’s Common Stock. UBHL is the ultimate beneficial owner of UBA and Inversiones because both UBA and Inversiones are controlled by Rigby International Corp, a wholly-owned subsidiary of UBHL.

MBC received a letter dated November 11, 2013 from UBHL, MBC’s indirect majority shareholder, dated November 11, 2013. The chairman of MBC’s Board, Dr. Vijay Mallya, is also the chairman of the board of directors of UBHL. In the letter, UBHL sets forth its understanding that its investment in MBC will allow MBC to reach certain goals. In light of such understanding, UBHL is willing to commit to invest $2,000,000 in MBC in four installments to be paid every six months over a two year period. The letter does not state definitive terms for the proposed investment, but states that UBHL would prefer to receive “ordinary voting stock” as compensation for such investment. UBHL will consider additional investment based on a business plan to be provided by MBC.

On January 22, 2014, MBC issued a promissory note (the “Catamaran Note”) to Catamaran Services, Inc., a Delaware corporation (“Catamaran”) in the principal amount of $500,000. Catamaran Holdings, Ltd., the sole shareholder of Catamaran, has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the board of directors of the Company is also the Chairman of the board of directors of UBHL.

Pursuant to the terms of the Catamaran Note, MBC promises to pay the principal sum of $500,000 with accrued interest, as described below, to Catamaran within six months following the date of the Catamaran Note, subject to the receipt by MBC of an equity investment by its majority shareholder (the “Shareholder Investment”) in an amount sufficient either (a) to pay the Catamaran Note through Permitted Payments, as defined below, or (b) to pay both the Catamaran Note and certain existing obligations of MBC to Cole Taylor pursuant to the Credit and Security Agreement dated as of June 23, 2011 (as amended, modified or supplemented from time to time) among MBC, Releta, and Cole Taylor (the “Agreement”) in full. “Permitted Payments” on the Catamaran Note are payments made from the portion of a Shareholder Investment that is in excess of $500,000.

If MBC is not able to satisfy its obligations on the Catamaran Note within six month following the date of the Catamaran Note, the Catamaran Note shall be automatically extended for additional six month terms. Interest shall accrue from the date of the Catamaran Note on the unpaid principal at a rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America Corporation in San Francisco, California, or (ii) ten percent (10%) per annum, until the principal is fully paid.

The Catamaran Note may be prepaid without penalty at the option of MBC; however, no payments on the Catamaran Note may be made unless such payment is a Permitted Payment or certain existing obligations of MBC to Cole Taylor pursuant to the Agreement have been satisfied in full. The Catamaran Note may not be amended without the prior written consent of Cole Taylor.

No interest has yet been paid on the Catamaran Note; the largest aggregate amount of principal outstanding under the Catamaran Note as of March 27, 2014 was $500,000.

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

Please see additional disclosure set forth under the heading “Board of Directors’ and Committee Meetings” above.

The Board of Directors does not have a nominating committee or a committee performing similar functions. Instead, all of the Directors participate in the director nomination process. As discussed above, Mr. Singh and Dr. Mallya are not “independent” directors under the NASDAQ standards for independence.

COMPANY RELATIONSHIPS

UBA and Inversiones own 24.5% and 43.6% of the outstanding shares of our Common Stock, respectively, as of February 28, 2014. UBA has also advanced us the principal amount of $1,915,400 under separate convertible notes. As of February 28, 2014 the principal amount outstanding on the notes together with the accrued interest was convertible into 2,359,172 shares of our Common Stock. Because UBHL is the ultimate parent of both UBA and Inversiones, UBHL is the ultimate beneficiary of 68.1% the shares of our Common Stock. Refer to “Item 12 - Security ownership of certain beneficial owners and management and related stockholder matters” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has appointed RBSM, LLP (“RBSM”), as our independent auditors to perform the audit of our financial statements for the year 2013 and the year 2012.

PMB Helin Donovan, L.L.P. (“PMB”), our previously appointed independent auditors, performed the audit of our financial statements for the year 2011.

AUDIT FEES. The aggregate fees billed by RBSM during the year 2013 for the audit of our annual consolidated financial statements was $75,000 and of an additional $36,000 were billed to us during 2013 in connection with RBSM’s review of interim financial statements in connection with our Quarterly Reports on Form 10-Q for that year. The fees described in this paragraph represented approximately 88% of the total fees for services billed to us by RBSM during 2012.

The aggregate fees billed by PMB during the year 2012 for the audit of our annual consolidated financial statements was $97,000; fees of an additional $45,000 were billed to us during 2012 in connection with PMB’s review of interim financial statements in connection with our Quarterly Reports on Form 10-Q for 2011. The fees described in this paragraph represented approximately 89% of the total fees for services billed to us by PMB during 2012.

AUDIT RELATED FEES. Neither RBSM nor PMB billed us any amount in fees for assurance or related services in 2013 or 2012.

TAX FEES. The aggregate fees billed by RBSM during 2013 for tax products and services related to the preparation of our tax returns other than those described in the foregoing paragraphs, was $14,500. Such fees represented approximately 12% of the total fees for services rendered to us by RBSM during 2013.

The aggregate fees billed by PMB during 2012 for tax products and services related to the preparation of our tax returns other than those described in the foregoing paragraphs, was $17,500. Such fees represented approximately 11% of the total fees for services rendered to us by PMB during 2012.

ALL OTHER FEES. RBSM did not bill us for any amount towards fees for services other than those mentioned above during the years 2013 and 2012.

PMB billed us $13,100 related to review of audit for the year 2012 and issuance of opinion for the audit of financial statements for the year 2011.

All audit and other services performed by RBSM and PMB on our behalf are approved in advance by our Audit Committee.

All of the work done during the course of the audit of our 2013 Financial Statements was performed by full-time, permanent employees of RBSM.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:

(1)	Audited financial statements and financial statement schedules

Report of RBSM, LLP, Independent Registered Auditors

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flow for the Years Ended December 31, 2013 and 2012

Notes to Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULES. The financial statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K are listed above. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

(3)	LIST OF EXHIBITS.

Exhibit Number		Description of Document

3.1	(T)	Articles of Incorporation of Mendocino Brewing Company, Inc. as amended.
3.2	(T)	Bylaws of Mendocino Brewing Company, Inc., as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between Mendocino Brewing Company, Inc. and Bay Area Distributing.
10.4		[Intentionally omitted]

10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart’s Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15	(I)	Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21	(K)	Registration Rights Agreement Among Mendocino Brewing Company, Inc., United Breweries of America, Inc., H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.

10.44	(P)	First Amendment to Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited. and KBEL, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and KBEL, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and KBEL, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and KBEL, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and KBEL, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and KBEL, Ltd.
10.60	(T)	Brewing License Agreement between KBEL, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between KBEL, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]

10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and KBEL Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	[Intentionally omitted]
10.80	(EE)	[Intentionally omitted]
10.81		[Intentionally omitted]
10.82	(FF)	[Intentionally omitted]
10.83	(FF)	[Intentionally omitted]
10.84	(FF)	[Intentionally omitted].
10.85	(FF)	[Intentionally omitted]
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007.
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007.
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract).
10.92	(II)	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors’ Compensation Plan, as amended (Management Contract).
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009
10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009†.
10.99	(NN)	Commercial Lease dated August 1, 2009 between Stewart’s Shop Corp. and Releta Brewing Company LLC.
10.100	(OO)	Tenth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2010.
10.101	(OO)	Sixth Amendment to Convertible Promissory Notes, effective June 30, 2010.
10.102	(OO)	Employment Agreement with Damon Swarbrick (Management Contract).
10.103	(PP)	[Intentionally omitted]
10.104	(QQ)	[Intentionally omitted]
10.105	(RR)	[Intentionally omitted]
10.106	(SS)	Credit and Security Agreement dated as of June 23, 2011 between Cole Taylor Bank, Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
10.107	(SS)	Seventh Amendment to Convertible Promissory Note effective June 30, 2011.
10.108	(SS)	Eleventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2011.

10.109	(TT)	Amended and Restated Directors’ Compensation Plan (Management Contract).
10.110	(UU)	Letter of Support issued on behalf of Kingfisher Beer Europe Limited by United Breweries (Holdings) Limited, dated March 2, 2012.
10.111	(VV)	Amended and Restated Directors’ Compensation Plan (Management Contract).
10.112	(WW)	Letter of Support issued on behalf of Kingfisher Beer Europe Limited by United Breweries (Holdings) Limited, dated March 22, 2013.
14.1	(V)	Code of Ethics
21.1		Subsidiaries of the Registrant
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification of Chief Executive Officer Pursuant to U.S.C. 1350.
32.2		Certification of Chief Financial Officer Pursuant to U.S.C. 1350.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
10.113	(XX)	Amendment dated as of March 11, 2013 to that certain License Agreement dated as of October 8, 1998 between United Breweries International (UK) Limited and United Breweries Limited (previously filed as Exhibit 10.1).
10.114	(XX)	Amendment dated as of March 11, 2013 to that certain Distribution Agreement dated as of October 9, 1998 between United Breweries International (UK) Limited and Kingfisher Beer Europe Limited (previously filed as Exhibit 10.2).
10.115	(XX)	Amendment dated as of March 11, 2013 to that certain Brewing License Agreement dated as of October 26, 2001 between Mendocino Brewing Company, Inc. and Kingfisher Beer Europe Limited (previously filed as Exhibit 10.3).
10.116	(YY)	Contract Brewing and Distribution Agreement between Heineken UK Limited and Kingfisher Beer Europe Limited, dated April 18, 2013.†
10.117	(YY)	Heineken Sub-License Agreement by and among Heineken UK Limited, United Breweries International (UK) Limited, Kingfisher Beer Europe Limited, and United Breweries Limited, dated April 18, 2013.†
10.118	(YY)	Loan Agreement between Heineken UK Limited and Kingfisher Beer Europe Limited, dated April 18, 2013.†

† Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	MBC’s Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.
(B)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 1995.
(C)	MBC’s Quarterly Report on Form 10-QSB for the period ended March 31, 1995.
(D)	MBC’s Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.
(F)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 1996.
(G)	MBC’s Quarterly Report on Form 10-QSB for the period ended September 30, 1995.
(I)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 1997.

(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.
(L)	MBC’s Quarterly Report on Form 10-QSB for the period ended June 30, 1998.
(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.
(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.
(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.
(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.
(S)	MBC’s Current Report on Form 8-K filed as of February 19, 2002.
(T)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 2001.
(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.
(V)	MBC’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.
(Z)	MBC’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(BB)	MBC’s Current Report on Form 8-K filed as of March 8, 2005.
(DD)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
(EE)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(FF)	MBC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
(GG)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(HH)	MBC’s Annual Report on Form 10-K for the period ended December 31, 2007.
(II)	MBC’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(JJ)	MBC’s Annual Report on Form 10-K for the period ended December 31, 2008.
(KK)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(LL)	MBC’s Current Report on Form 8-K filed as of August 31, 2009.
(MM)	MBC’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
(NN)	MBC’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(OO)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
(PP)	MBC’s Quarterly Report on Form 10-Q/A No. 1 for the period ended September 30, 2010.
(QQ)	MBC’s Annual Report on Form 10-K for the year ended December 31, 2010.
(RR)	MBC’s Quarterly Report on Form 10-Q for the period ended March 31. 2011.
(SS)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(TT)	MBC’s Schedule 14A filed September 1, 2010.
(UU)	MBC’s Annual Report on Form 10-K for the year ended December 31, 2011.
(VV)	MBC’s Schedule 14A filed December 19, 2012.
(WW)	MBC’s Annual Report on Form 10-K for the period ended December 31, 2012.
(XX)	MBC’s Quarterly Report on Form 10-Q for the period ended on March 31, 2013.
(YY)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.

(b)	Exhibit Attached The following Exhibits are attached to this Annual Report on Form 10-K:

21.1	Subsidiaries of the Registrant.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.**
32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(c)	Excluded Financial Statements. None.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:	/s/ Vijay Mallya
Dr. Vijay Mallya
Director and Chairman of the Board
Date: March 31, 2014

By:	/s/ Yashpal Singh
Yashpal Singh
President, Director and Chief Executive Officer
(Principal Executive Officer)
Date: March 31, 2014

By:	/s/ Scott R. Heldfond
Scott R. Heldfond, Director
Date: March 31, 2014

By:	/s/ Jerome G. Merchant
Jerome G. Merchant, Director
Date: March 31, 2014

By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Secretary and Chief Financial Officer
(Principal Financial Officer)
Date: March 31, 2014

By:	/s/ H. Michael Laybourn
H. Michael Laybourn, Director
Date: March 31, 2014

By:	/s/ Kent Price
Kent Price, Director
Date: March 31, 2014

By:	/s/ Sury Rao Palamand
Sury Rao Palamand, Director
Date: March 31, 2014

Mendocino Brewing Company, Inc.

Consolidated Financial Statements

For the Years Ended

December 31, 2013 and 2012

Mendocino Brewing Company, Inc.

Consolidated Financial Statements

For the Years Ended

December 31, 2013 and 2012

C O N T E N T S

54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Mendocino Brewing Company, Inc. and Subsidiaries

Ukiah, California

We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mendocino Brewing Company, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP
Larkspur, California
March 31, 2014

Mendocino Brewing Company, Inc.

Consolidated Balance Sheets

As of December 31, 2013 and 2012

	2013	2012
ASSETS
Current Assets
Cash	$324,800	$198,500
Accounts receivable, net	4,119,300	5,421,600
Inventories	2,242,000	1,910,500
Prepaid expenses	591,600	514,900
Total Current Assets	7,277,700	8,045,500

Property and Equipment, net	11,664,800	11,937,200

Other Assets
Deposits and other assets	324,500	268,800
Total Other Assets	324,500	268,800

Total Assets	$19,267,000	$20,251,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$2,245,000	$3,159,700
Accounts payable	4,893,800	5,693,600
Accrued liabilities	1,467,900	1,652,100
Current maturities of long-term debt to related party	552,500	—
Current maturities of long-term debt, others	4,448,000	450,000
Current maturities of capital leases	5,300	3,100

Total Current Liabilities	13,612,500	10,958,500

Long-Term Liabilities
Subordinated convertible notes to related party	3,497,900	3,407,000
Long term debt to related party, less current maturities	1,104,900	—
Long term debt – others	—	3,982,400
Long term lease, less current maturities	17,700

Total Long-Term Liabilities	4,620,500	7,389,400

Total Liabilities	18,233,000	18,347,900

Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	413,700	406,400
Accumulated deficit	(14,707,600)	(13,830,700)

Total Stockholders’ Equity	1,034,000	1,903,600

Total Liabilities and Stockholders’ Equity	$19,267,000	$20,251,500

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Operations and comprehensive income (loss)

For the Years Ending December 31, 2013 and 2012

	2013	2012
Sales	$36,418,200	$40,335,900
Less excise tax	782,300	1,091,300

Net Sales	35,635,900	39,244,600

Cost of Goods Sold	25,770,300	28,442,100

Gross Profit	9,865,600	10,802,500

Operating Expenses
Marketing	5,432,000	5,631,000
General and administrative	4,699,200	4,236,300

Total Operating Expenses	10,131,200	9,867,300

Income (Loss) from Operations	(265,600)	935,200

Other Income (Expense)
Miscellaneous income	44,500	66,500
Gain (loss) on disposal of assets	(74,600)	9,400
Interest expense	(577,100)	(450,000)

Total Other Expense, net	(607,200)	(374,100)

Income (Loss) before Income Taxes	(872,800)	561,100

Provision for Income Taxes	4,100	2,700

Net Income (Loss)	(876,900)	558,400

Other Comprehensive Income (Loss) - Foreign currency translation adjustment	7,300	(117,200)

Comprehensive Income (loss)	$(869,600)	$441,200

Net income (loss) per share Basic and diluted	(0.07)	0.04

Weighted average common shares outstanding –
Basic	12,611,133	12,611,133
Diluted	12,611,133	14,899,235

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ending December 31, 2013 and 2012

					Other
	Series A				Accumulated
	Preferred		Common		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income	Deficit	Equity

Balance December 31, 2011	227,600	$227,600	12,611,133	$15,100,300	$523,600	$(14,389,100)	$1,462,400

Net income	-	-	-	-	-	558,400	558,400
Currency translation adjustment	-	-	-	-	(117,200)	-	(117,200)
Balance December 31, 2012	227,600	$227,600	12,611,133	$15,100,300	$406,400	$(13,830,700)	$1,903,600

Net loss	-	-	-	-	-	(876,900)	(876,900)
Currency translation adjustment	-	-	-	-	7,300	-	7,300

Balance December 31, 2013	227,600	$227,600	12,611,133	$15,100,300	$413,700	$(14,707,600)	$1,034,000

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Cash Flows

For the Years Ending December 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(876,900)	$558,400
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,105,400	1,048,100
Provision for doubtful accounts	(49,400)	(40,000)
(Gain) loss on the disposal of assets	74,600	(9,400)
Interest accrued on related party notes	90,900	91,300
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,395,400	164,000
(Increase) decrease in inventories	(330,100)	(110,900)
(Increase) decrease in prepaid expenses	(68,100)	(86,100)
(Increase) decrease in deposits and other assets	(107,900)	76,000
Increase (decrease) in accounts payable	(776,500)	(1,221,300)
Increase (decrease) in accrued liabilities	(181,300)	(2,000)

Net cash provided by operating activities	276,100	468,100

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(819,000)	(1,503,100)
Proceeds from sale of fixed assets	3,000	12,200

Net cash used in investing activities:	(816,000)	(1,490,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowing (repayment) on lines of credit	(907,200)	1,360,500
Borrowing on long term debts, related party	1,564,200	—
Borrowing on long term debts, others	539,700	184,700
Repayment on long-term notes	(524,100)	(456,800)
Repayment on related party notes	-	(95,100)
Payments on obligations under capital leases	(3,100)	(64,700)

Net cash provided by financing activities:	669,500	928,600

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,300)	(19,500)

Net Change in Cash	126,300	(113,700)

Cash at beginning of period	198,500	312,200

Cash at end of period	$324,800	$198,500

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$486,200	$358,700
Income taxes	$4,100	$2,700
Non-cash investing and financing activities:
Seller financed equipment	$23,000	$-

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., was formed in 1983 in California, and has two operating subsidiaries: Releta Brewing Company, LLC, (“Releta”), and United Breweries International (UK) Limited (“UBIUK”). In the United States (“US”), MBC and its subsidiary, Releta, operate two breweries that produce beer for the specialty “craft” segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The majority of sales for Mendocino Brewing Company in the US are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Premium Lager Beer in the US and Canada. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws. In these notes, the term “the Company” and its variants and the terms “we,” “us,” and “our” and their variants are generally used to refer to Mendocino Brewing Company, Inc. together with its subsidiaries, while the term “MBC” is used to refer to Mendocino Brewing Company, Inc. as an individual entity.

The Company’s United Kingdom (“UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe Limited (“KBEL”). KBEL is a distributor of Kingfisher Premium Lager Beer, in the United Kingdom and Europe. The distributorship is located in Maidstone, Kent in the UK.

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

Basis of Presentation and Organization

The financial statements for the years ended December 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Reclassifications

Certain items in the financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectibility. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company had allowances of $68,200 and $207,800 for doubtful accounts receivable as of December 31, 2013 and 2012, respectively.

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

December 31, 2013 and 2012

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

Impairment of Long-Lived Assets

The Company assesses the impairment of its long-lived assets periodically in accordance with the provisions of Accounting Standards Codification (ASC) 360, (Accounting for the Impairment and Disposal of Long-Lived Assets). The Company reviews the carrying value of property and equipment and any other long-lived assets for impairment annually or whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors. Long-lived assets that management commits to sell or abandon are reported at the lower of carrying amount or fair value less cost to sell. During the year ended December 31, 2013 and 2012 the Company recorded no impairment losses related to long-lived assets.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $45,000 for the years ended December 31, 2013 and 2012.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax benefits for the years ending December 31, 2013 and 2012.

Revenue Recognition

The Company recognizes revenue from brewing and distribution operations in accordance with ASC 605. The Company recognizes revenue from product sales, net of discounts.

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

December 31, 2013 and 2012

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

Discounts

To further promote retail sales of its products and in response to local competitive conditions, the Company regularly offers price discounts to distributors and retailers in most of its markets. Sales for the years 2013 and 2012, as presented in the Company’s statements of operations, are reduced by $1,165,100 and $1,330,800 respectively, related to such discounts.

Chargebacks and Sales Reserves

The Company has estimated reserves for chargebacks for promotional expenses by distributors. The Company estimates its reserves by utilizing historical information and current contracts. In estimating chargeback reserves, the Company analyzes actual chargeback amounts and applies historical chargeback rates to estimate potential chargeback. The Company routinely assesses its experience with distributors and adjusts the reserves accordingly. If actual chargebacks and other rebates are greater than the Company’s estimates, additional reserves may be required. Revisions to estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

Taxes Collected From Customers

Taxes collected from customers and remitted to tax authorities are sales tax collected from our retail customers. State and federal excise taxes on beer shipments are the responsibility of the company and included in our selling price. Excise taxes on shipments are shown in a separate line item in the consolidated statement of operations as reduction of gross sales. Sales taxes collected from customers are recognized as a liability, with the liability subsequently reduced when the taxes are remitted to the tax authority. Total sales taxes collected from customers and remitted to tax authorities were not material in 2013 and 2012.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Delivery Costs

In accordance with ASC 605, (Shipping and Handling Fees and Costs) the company reports pass-through freight costs on beer shipped to independent beer wholesalers in cost of sales. Reimbursements of these costs by wholesalers are reported in sales.

Non-pass-through costs incurred by the Company to deliver beer to wholesalers are included in marketing, distribution and administrative expenses. These costs are considered marketing related because in addition to product delivery, wholesalers provide marketing and other customer service functions to customers including product display, shelf space management, distribution of promotional materials, and product rotation. Shipping costs included in marketing expense totaled $911,200 and $914,200, for the years ended December 31, 2013 and 2012, respectively.

Basic and Diluted Income per Share

The basic earnings per share is computed by dividing the earnings attributable to common stockholders by the weighted average number of common shares outstanding during the period. In 2013, the effect of any potentially dilutive securities would have been anti-dilutive. Therefore, the conversion of the related party notes has been excluded from the calculation of net earnings per share for the year ended December 31, 2013. Basic net earnings per share exclude the dilutive effect of stock options or warrants and convertible notes. The computations of basic and dilutive net earnings per share are as follows:

	Year Ended December 31
	2013	2012
Net income (loss)	$(876,900)	$558,400
Weighted average common shares outstanding	12,611,133	12,611,133
Basic net income (loss) per share	$(0.07)	$0.04
Interest expense on convertible notes	$—	$91,300
Income (loss) for purpose of computing diluted net income per share	$(876,900)	$649,700
Incremental shares from assumed exercise of dilutive securities	—	2,288,102
Dilutive potential common shares	12,611,133	14,899,235
Diluted net earnings (loss) per share	$(0.07)	$0.04

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Cash at UBIUK was translated at exchange rates in effect at December 31, 2013 and 2012, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

Advertising

Advertising costs are expensed as incurred and were $755,600 and $900,700 for the years ended December 31, 2013 and 2012, respectively.

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

Level 3 – unobservable inputs.

At December 31, 2013 and 2012, the Company had no financial assets or liabilities that required periodic re-measurement at fair value.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at December 31, 2013 and December 31, 2012 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

Comprehensive Income

Comprehensive income is composed of the Company’s net income and changes in equity from all other non-stockholder sources. The changes from these non-stockholder sources are reflected as a separate item in the statements of operations and comprehensive income.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU No. 2013-02 requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes. The standard is effective for fiscal years beginning after December 15, 2012. The Company adopted this guidance beginning in the first quarter of 2013. Adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

The Agreement requires MBC and Releta to maintain certain minimum fixed charge coverage ratios for trailing twelve month periods and minimum tangible net worth. The minimum tangible net worth MBC and Releta are required to maintain is subject to increase based on the net income of MBC and Releta. On March 29, 2013, MBC, Releta, and Cole Taylor entered into a First Amendment (the “Amendment”) to the Agreement to clarify the method by which the fixed charge coverage ratio is calculated, with retrospective application.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

The required fixed charge coverage ratio for the trailing twelve month periods ended March 31, 2013 onwards fell short of the required ratio. The tangible net worth fell short of the required amount for the period beginning June 1, 2013 onwards.

On September 18, 2013, MBC and Releta received a notice (the “Default Notice”) from Cole Taylor regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement.

The Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at the option of Cole Taylor, be declared, and immediately shall become, due and payable, without notice of any kind. The event of default shall be deemed continuing until waived in writing by Cole Taylor. The Default Notice states that Cole Taylor has elected to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement effective September 1, 2013. The Company estimates that the increased rate currently results in approximately $120,000 additional annual interest expense. Cole Taylor has not waived the events of default described in the Default Notice and has reserved all other available rights and remedies under the Agreement, certain other related documents and applicable law. Cole Taylor could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason. The Company has not received any notice or other communication from Cole Taylor that it intends to exercise any of the remedies available to it under the Agreement in connection with the events of default. The exercise of additional remedies by Cole Taylor may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

As of December 31, 2013, the fixed charge coverage ratio was required to be 1.10 to 1. The Company calculated that the fixed charge coverage ratio as of December 31, 2013 was -0.58 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of December 31, 2013 and the actual tangible net worth on such date was $4,848,200. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

At December 31, 2013, we had cash and cash equivalents of $324,800, an accumulated deficit of $14,707,600, and a working capital deficit of $6,334,800 due to losses incurred and reclassification of debts owing to Cole Taylor as a result of the default under the Agreement described above.

On November 8, 2013, United Breweries Holding Limited (“UBHL”), Company’s indirect majority shareholder issued a letter of financial support on behalf of MBC (the “Letter of Support”) to MBC’s accountants to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that MBC is able to meet its financial obligations when they fall due. The Letter of Support do not specify either the terms of UBHL’s support, or a maximum dollar limit. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India. The MBC Letter of Support was issued for a period through December 31, 2014, but, if necessary, management intends to seek UBHL’s consent to extend the stated support. UBHL controls the Company’s two largest shareholders, UBA and Inversiones Mirabel S.A., and as such, UBHL is the Company’s indirect majority shareholder. The Chairman of the Company’s Board of Directors, Dr. Vijay Mallya, is also the chairman of the board of directors of UBHL.

The Company received a letter dated November 11, 2013 from UBHL expressing its willingness to commit to invest $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment. UBHL would consider additional investment based on a business plan to be provided by the Company.

Management has taken several actions to enable us to meet our working capital needs through December 31, 2014, including reducing discretionary expenditures, expanding business in new territories, reducing manpower and securing additional brewing contracts in an effort to utilize a portion of excess production capacity. We may also seek additional capital infusions to support our operations.

If it becomes necessary to seek UBHL’s financial assistance under the Letter of Support and UBHL does not fulfill its commitment to MBC, it may result in a material adverse effect on our financial position and on our ability to continue operations. In addition, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

3. Inventories

Inventories, consisting of materials, materials overhead, labor, and manufacturing overhead, are stated at the lower of average cost or market (net realizable value) and consist of the following at December 31:

	2013	2012
Raw materials	$813,000	$807,000
Work-in-progress	357,700	323,600
Finished goods	967,600	732,300
Merchandise	103,700	47,600
	$2,242,000	$1,910,500

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

4. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2013	2012
Machinery and equipment	$12,468,400	$11,772,000
Buildings	7,218,900	7,222,100
Equipment under capital lease	23,000	183,700
Land	810,900	810,900
Leasehold improvements	1,397,200	1,459,600
Vehicles	111,200	190,000
Furniture and fixtures	352,500	359,600
Equipment in progress	217,800	663,500
	22,599,900	22,661,400
Accumulated depreciation and amortization	(10,935,100)	(10,724,200)
	$11,664,800	$11,937,200

The total depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $1,105,400 and $1,048,100, respectively.

5. Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2016. The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility carries interest at a rate of either LIBOR plus 3.5% or prime plus 1% and is secured by substantially all of the assets, excluding real property, of Releta and MBC. The amount outstanding on this line of credit as of December 31, 2013 was approximately $1,517,200. Included in the Company’s balance sheet as accounts receivable at December 31, 2013, are account balances totaling $1,512,300 of accounts receivables and $2,217,300 of inventory collateralized to Cole Taylor under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an invoice discounting facility to KBEL for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party with six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of December 31, 2013 was approximately $727,800.

6. Long-Term Debt

	Year ended December 31,
	2013	2012
Loan from Cole Taylor, payable in monthly installments of $12,300, plus interest at prime plus 4% with a balloon payment of approximately $2,210,300 in June 2016; secured by real property at Ukiah.	$2,570,900	$2,718,300

Loan from Cole Taylor, payable in monthly installments of $23,000 including interest at prime plus 3.5% with a balloon payment of approximately $552,600 in June 2016; secured by all assets of Releta and MBC, excluding real property at Ukiah.	1,877,100	1,714,100
	4,448,000	4,432,400
Less current maturities	4,448,000	450,000
	$-	$3,982,400

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

7. Long-Term Debt – Related Party

	Year ended December 31,
	2013	2012
Loan from Heineken UK Limited, payable in quarterly installments of $138,100, plus interest at UK prime plus 5% maturing on October 9, 2016, secured by licensing rights pursuant to the Sub-License Agreement.	1,657,400	-
	1,657,400	-
Less current maturities	552,500	-
	$1,104,900	$-

Maturities of debt for succeeding years are as follows:

Year ended December 31, 2014	$552,500
Year ended December 31, 2015	$552,500
Year ended December 31, 2016	$552,400

On April 18, 2013, KBEL entered into a Loan Agreement (the “Loan Agreement”) with Heineken UK Limited (“HUK”) pursuant to which HUK provided KBEL with a secured term loan of £1,000,000 on October 9, 2013 to be repaid in twelve quarterly installment of £83,333.33 each, commencing from January 9, 2014 along with interest at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an Event of Default, as defined in the Loan Agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-License Agreement as described and defined in the Loan Agreement.

8. Capital Lease Obligations

The Company leases certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2013, are as follows:

Year Ending December 31, 2014	$6,400
Year Ending December 31, 2015	6,400
Year Ending December 31, 2016	6,400
Year Ending December 31, 2017	6,400
25,600
Less amounts representing interest	(2,600)
Present value of minimum lease payments	23,000
Less current maturities	5,300
Non-current leases payable	$17,700

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

9. Notes to Related Party

Subordinated Convertible Notes Payable

Notes payable to related parties includes unsecured convertible notes to UBA for a total value including interest (at the prime rate plus 1.5%, but not to exceed 10% per year) of $3,497,900 and $3,407,000 as of December 31, 2013 and 2012. Thirteen of the UBA notes are convertible into common stock at $1.50 per share and one UBA note is convertible at a rate of $1.44 per share. The UBA notes have been extended until June 2014 but have automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with Cole Taylor maturing in June 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the Cole Taylor facilities are repaid. The UBA notes included $1,582,500 and $1,491,600 of accrued interest at December 31, 2013 and December 31, 2012, respectively.

10. Commitments and Contingencies

Purchase of raw materials

Production of the Company’s beverages requires quantities of various processed agricultural products, including malt and hops for beer. The Company fulfills its commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. Future payments under existing contractual arrangements are as follows:

Year Ending December 31,
2014	$1,938,800

Total	$1,938,800

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

December 31, 2013 and 2012

The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations

Operating Leases

The Company leases some of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2019 and provide for renewal options ranging from month-to-month to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on similar properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay certain costs (real estate taxes, insurance and repairs).

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Ukiah, California; land at its Saratoga Springs, New York, facility; a building in the UK; and certain equipment. The New York lease includes renewal options for three additional five-year periods beginning in 2014, which the Company intends to exercise, and some leases are adjusted annually for changes in the consumer price index. Rent expense charged to operations was $359,300 and $324,400 for the years ended December 31, 2013 and 2012.

Future minimum lease payments under these agreements are as follows:

Year Ending December 31,
2014	$400,500
2015	310,200
2016	215,000
2017	195,000
2018	191,600
Thereafter	103,800
$1,416,100

Keg Management Agreement

In September 2009, the Company renewed the keg management agreement with MicroStar Keg Management LLC. Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee depending on the applicable territory. The agreement is effective for five years ending in September 2014. If the agreement is terminated, the Company is required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar. The Company expects to continue this relationship. Rental expense associated with this agreement was $102,000 and $82,100 for the years ended December 31, 2013 and 2012, respectively. This annual fee is not included in the above future minimum lease payments.

11. Related-Party Transactions

The Company conducts business with United Breweries of America (UBA), which owns approximately 25% of the Company’s common stock. KBEL had significant transactions with Shepherd Neame, Ltd., which is a related party to a former Board member. KBEL also had significant transactions with HUK, a related party with respect to one of MBC’s Board members. The following table reflects balances outstanding as of December 31, 2013 and 2012 and the value of the transactions with these related parties for the years ended December 31, 2013 and 2012:

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

	2013	2012
TRANSACTIONS
Gross sales to Shepherd Neame Ltd.	$2,400,400	$3,527,000
Purchases from Shepherd Neame Ltd.	11,367,700	16,192,200
Expenses reimbursement to Shepherd Neame Ltd.	865,100	1,030,900
Purchases from HUK	3,006,100	—
Expenses reimbursement to HUK	375,500	—
Interest expenses associated with UBA notes	90,900	91,300
Interest paid to Shepherd Neame Ltd.	2,400	2,400

ACCOUNT BALANCES
Accounts payable and accrued liabilities to Shepherd Neame Ltd.	70,400	3,894,900
Accounts receivable and prepayments to Shepherd Neame Ltd.	5,000	356,300
Accounts payable and accrued liabilities to HUK	1,746,800	—

Independent outside members of the Board of Directors are compensated for their services. Expenses related to this compensation totaled $152,800 and $114,000 for the years ended December 31, 2013 and 2012 and are included in general and administrative expenses on the statements of operations and comprehensive income.

12. Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are deposited with commercial banks that have minimal credit risk, in the US and the UK. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $211,100 in cash deposits and $2,607,000 of accounts receivable due from customers located in the UK as of December 31, 2013.

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect it. As of December 31, 2013, a union represented approximately 18% of the Company’s US-based workforce. On that date, the Company had approximately fourteen employees at its California (“CA”) facility who were working under a collective bargaining agreement. The agreement covering the CA facility expired on July 31, 2013 and the Company and the union are negotiating a new agreement.

Gross sales to the top five customers totaled $7,575,900 and $9,245,700 for the years ended December 31, 2013 and 2012, which represents 21% and 23% of sales for the years ended December 31, 2013 and 2012, respectively. Gross sales to Shepherd Neame for the years ended December 31, 2013 and 2012 was $2,373,400 and $3,527,000, which represented 7% and 9% of sales for those years respectively. No other customer individually represented greater than 5% of revenue.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

13. Stockholders’ Equity

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

14. Income Taxes

The large accumulated losses from past operations have resulted in the Company determining that the deferred tax assets associated with net operating loss carryforwards may expire prior to utilization. Because of the uncertainty of realization of any tax assets, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2013 and 2012. Consequently, no benefit for deferred tax assets appears on the Company’s financial statements.

The Company’s income tax expense is summarized as follows:

	2013	2012
Provision for income taxes
US Federal	$-	$-
US States	4,100	2,700
Current provision	4,100	2,700
Change in deferred income taxes	-	-
Total provision for income taxes	$4,100	$2,700

The difference between the actual income tax provision and the tax provision computed by applying the statutory US federal and United Kingdom income tax rates to earnings before taxes is attributable to the following:

	2013	2012
US Federal income tax expense (benefit) at 34%	$(517,600)	$(26,600)
US State income tax expense (benefit)	(77,200)	21,800
United Kingdom income tax expense (benefit) at 20%	129,900	127,900
Non deductible expenses	23,400	17,400
Other	4,800	1,800
Change in valuation allowance	440,800	(139,600)
Total	$4,100	$2,700

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	2013	2012
Benefit of net operating loss carryforwards	$5,572,100	$5,282,300
Depreciation and amortization	(1,653,800)	(1,827,900)
Other	80,500	103,600
Subtotal	3,998,800	3,558,000
Less valuation allowance	(3,998,800)	(3,558,000)
Total	$-	$-

Change in valuation allowance	$440,800	$(139,600)

The Company has net operating losses available for carry forward. The US Federal net operating losses total approximately $14,537,400 and expire beginning 2017 and ending in 2033. The US state operating losses total approximately $1,405,500 and expire beginning in 2014 and ending in 2033. The Company’s UK operating losses total approximately $2,525,400 and they do not expire.

Tax years that remain open for examination by the Internal Revenue Service and the US states include 2010, 2011, and 2012; the Company expects to file its 2013 returns in the summer of 2014. California may still examine 2009 because of its longer statute of limitations. Additional years may be examined in the event of criminal tax fraud, and any year may be subject to examination to the extent that the Company utilizes the net operating losses from those years in its current or future tax returns.

15. Segment Information

The Company’s business presently consists of two segments – the North American Territory and the Foreign Territory.

The Company’s operations in the North American Territory consist primarily of brewing and marketing proprietary craft beers. For distribution in the North American Territory, the Company brews its brands in its own facilities, which are located in Ukiah, California and Saratoga Springs, New York. This segment accounted for approximately 41% and 43% of the Company’s gross sales during the years 2013 and 2012, respectively.

The Company’s operations in the Foreign Territory, which are conducted through its wholly-owned subsidiary UBIUK and UBIUK’s wholly-owned subsidiary KBEL, consist primarily of the marketing and distribution of Kingfisher Premium Lager in the Foreign Territory through Indian restaurants, chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). This segment accounted for approximately 59% and 57% of the Company’s gross sales during 2013 and 2012 respectively.

A summary of each segment is as follows:

	Year Ended December 31, 2013
	North American Territory	Foreign Territory	Corporate and Other	Total
Sales	$14,806,700	$21,611,500		$36,418,200
Operating income (loss)	(1,037,400)	771,800		(265,600)
Identifiable assets	12,736,500	4,414,500	2,116,000	19,267,000
Depreciation and amortization	677,800	427,600		1,105,400
Capital expenditures	342,000	477,000		819,000

	Year Ended December 31, 2012
	North American Territory	Foreign Territory	Corporate and Other	Total
Sales	$17,319,600	$23,016,300		$40,335,900
Operating income	239,300	695,900		935,200
Identifiable assets	12,775,100	4,440,800	3,035,600	20,251,500
Depreciation and amortization	616,000	432,100		1,048,100
Capital expenditures	1,086,600	416,500		1,503,100

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

16. Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, has cumulative losses of approximately $1,717,400 as of December 31, 2013. Under KBEL’s line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the subsidiary’s retained earnings drop below $1,657,400. Condensed financial information of the United States operations is as follows:

Balance Sheets	2013	2012

Assets
Cash and cash equivalents	$113,700	$123,200
Accounts receivable, net	1,512,300	2,531,700
Inventories	2,217,300	1,910,500
Other current assets	165,500	111,900
Total current assets	4,008,800	4,677,300

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	10,519,200	10,864,600
Intercompany receivable	716,700	471,400
Other assets	324,500	268,800
Total assets	$16,794,200	$17,507,100

Liabilities
Line of credit	$1,517,200	$1,887,700
Accounts payable	2,524,500	1,584,300
Accrued liabilities	1,001,700	884,300
Current maturities of debt and capital leases	4,453,300	453,100
Total current liabilities	9,496,700	4,809,400

Long-term debt and capital leases	17,700	3,982,400
Notes to related parties	3,497,900	3,407,000
Total liabilities	13,012,300	12,198,800

Stockholders’ equity
Common stock	15,100,300	15,100,300
Preferred stock	227,600	227,600
Accumulated deficit	(11,546,000)	(10,019,600)
Total stockholders’ equity	3,781,900	5,308,300
Total liabilities and stockholders’ equity	$16,794,200	$17,507,100

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

17. Unrestricted Net Assets (continued)

Statement of Operations	2013	2012

Net sales	$14,024,400	$16,228,300
Cost of goods sold	11,354,400	12,383,900
Selling, marketing, and retail expenses	1,710,600	1,754,500
General and administrative expenses	2,094,200	1,984,600
Income (loss) from operations	(1,134,800)	105,300

Other income and (expense)
Interest expenses	(448,200)	(380,000)
Loss on disposal of assets	(77,600)
Other income	138,300	196,500
Provision for taxes	(4,100)	(2,700)
	(391,600)	(186,200)
Net loss	$(1,526,400)	$(80,900)

Statements of Cash Flows	2013	2012

Cash flows from operating activities	$935,800	$583,700
Cash flow from investing activities
Purchase of property and equipment	(342,000)	(1,086,600)
Proceeds from sale of equipment	-	5,000
Net cash flows from investing	(342,000)	(1,081,600)
Cash flow from financing activities
Net borrowings (repayments) on line of credit	(370,500)	992,400
Borrowings on long term debt	539,700	184,700
Repayment of long-term debt	(524,100)	(456,800)
Payment on obligations under capital leases	(3,100)	(46,400)
Net change in intercompany payable	(245,300)	(240,000)
Net cash flows from financing activities	(603,300)	433,900
Cash, beginning of year	123,200	187,200
Cash, end of year	$113,700	$123,200

18. Subsequent Events

On January 22, 2014, MBC issued a promissory note (the “Catamaran Note”) to Catamaran Services, Inc., a Delaware corporation (“Catamaran”) in the principal amount of $500,000. Catamaran Holdings, Ltd., the sole shareholder of Catamaran, has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the board of directors of the Company is also the Chairman of the board of directors of UBHL.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2013 and 2012

Pursuant to the terms of the Catamaran Note, MBC promises to pay the principal sum of $500,000 with accrued interest, as described below, to Catamaran within six months following the date of the Catamaran Note, subject to the receipt by MBC of an equity investment by its majority shareholder (the “Shareholder Investment”) in an amount sufficient either (a) to pay the Catamaran Note through Permitted Payments, as defined below, or (b) to pay both the Catamaran Note and certain existing obligations of MBC to Cole Taylor pursuant to the Credit and Security Agreement dated as of June 23, 2011 (as amended, modified or supplemented from time to time) among MBC, Releta, and Cole Taylor (the “Agreement”) in full. “Permitted Payments” on the Catamaran Note are payments made from the portion of a Shareholder Investment that is in excess of $500,000.

If MBC is not able to satisfy its obligations on the Catamaran Note within six month following the date of the Catamaran Note, the Catamaran Note shall be automatically extended for additional six month terms. Interest shall accrue from the date of the Catamaran Note on the unpaid principal at a rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America Corporation in San Francisco, California, or (ii) ten percent (10%) per annum, until the principal is fully paid.

The Catamaran Note may be prepaid without penalty at the option of MBC; however, no payments on the Catamaran Note may be made unless such payment is a Permitted Payment or certain existing obligations of MBC to Cole Taylor pursuant to the Agreement have been satisfied in full. The Catamaran Note may not be amended without the prior written consent of Cole Taylor.

