Form 10-Q
period 2014-03-31
MENDOCINO BREWING CO INC
filed 2014-05-15
CIK 919134

United states

securities and exchange commission

WASHINGTON, D.C. 20549

Form 10-q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of Mendocino Brewing Company, Inc.’s common stock outstanding as of May 13, 2014 was 12,611,133.

2

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$45,000	$324,800
Accounts receivable, net	3,877,300	4,119,300
Inventories	2,299,000	2,242,000
Prepaid expenses	580,500	591,600

Total Current Assets	6,801,800	7,277,700

Property and equipment, net	11,567,000	11,664,800
Deposits and other assets	280,800	324,500

Total Assets	$18,649,600	$19,267,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$2,153,100	$2,245,000
Accounts payable	4,341,600	4,893,800
Accrued liabilities	1,711,500	1,467,900
Note payable to related party	504,500	-
Current maturities of long-term debt, others	4,314,300	4,448,000
Current maturities of long-term debt to related party	555,800	552,500
Current maturities of obligations under capital leases	5,300	5,300
Total Current Liabilities	13,586,100	13,612,500

Long-Term Liabilities
Subordinated convertible notes to related parties	3,520,400	3,497,900
Long term debt to related party, less current maturity	972,700	1,104,900
Long term lease, less current maturities	16,400	17,700
Total Long-Term Liabilities	4,509,500	4,620,500

Total Liabilities	18,095,600	18,233,000

Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	402,300	413,700
Accumulated deficit	(15,176,200)	(14,707,600)
Total Stockholders’ Equity	554,000	1,034,000

Total Liabilities and Stockholders’ Equity	$18,649,600	$19,267,000

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Sales	$7,986,700	$8,397,400
Less excise taxes	136,700	162,600
Net Sales	7,850,000	8,234,800
Cost of goods sold	5,521,700	5,967,900
Gross Profit	2,328,300	2,266,900
Operating Expense
Marketing	1,527,900	1,241,000
General and administrative	1,120,300	1,267,200
Total Operating Expense	2,648,200	2,508,200
Loss from operations	(319,900)	(241,300)

Other income (expense):
Other income	1,900	3,300
Profit on sale of asset	11,100	-
Interest expense	(161,700)	(111,200)
Total Other Expense	(148,700)	(107,900)

Loss before income taxes	(468,600)	(349,200)
Provision for income taxes	-	5,000
Net loss	(468,600)	(354,200)

Foreign currency translation gain (loss)	(11,400)	152,600
Comprehensive Loss	$(480,000)	$(201,600)

Net loss per common share (basic and diluted)	$(0.04)	$(0.03)

Weighted average common shares outstanding
Basic and diluted	12,611,133	12,611,133

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(468,600)	$(354,200)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	272,900	259,500
Allowance for doubtful accounts	(8,600)	(22,300)
Profit on sale of assets	(11,100)	-
Interest accrued on notes payable to related party	27,000	22,400
Changes in:
Accounts receivable	238,400	834,700
Inventories	(56,100)	(185,700)
Prepaid expenses	14,100	49,200
Deposits and other assets	57,700	(46,800)
Accounts payable	(563,400)	(279,500)
Accrued liabilities	239,200	1,000
Net cash (used in) provided by operating activities	(258,500)	278,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and leasehold improvements	(156,800)	(284,200)
Proceeds from sale of assets	11,100	-
Net cash used in investing activities	(145,700)	(284,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment on line of credit	(95,600)	(529,900)
Borrowing on long term debt	-	539,700
Borrowing on note payable to related party	500,000	-
Repayment on long-term debt	(133,700)	(123,100)
Repayment of related party debt	(137,900)	-
Payments on obligations under long term leases	(1,300)	(3,100)
Net cash provided by (used in) financing activities	131,500	(116,400)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,100)	35,400

NET CHANGE IN CASH	(279,800)	(86,900)

CASH, beginning of period	324,800	198,500

CASH, end of period	$45,000	$111,600

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$5,000
Interest	$134,700	$88,800

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

MBC’s United Kingdom (the “UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe Limited (“KBEL”). KBEL is a distributor of alcoholic beverages, mainly Kingfisher Lager Beer, in the UK and Europe. The offices of KBEL are located in Maidstone, Kent in the UK. In addition, during the period covered by this report, through UBIUK, the Company had production and distribution rights to Kingfisher Premium Lager in Canada and the United States. The Company has the right to use the Kingfisher mark and the name “Kingfisher Brewing Company” in connection with the brewing and distribution of the assorted beers in the United States pursuant to an agreement with Kingfisher America, Inc. Generally sales are made through distributors.

All of our beers sold in Europe (except for beers sold in Germany) are procured under a contract with Heineken UK Limited (“HUK”). This contract expires in October 2018. KBEL is the distributor of Kingfisher Premium Lager to specialty restaurant trade distributors, liquor and convenience stores in the United Kingdom, Ireland, and continental Europe, but does not physically distribute our products to customers. KBEL relies on HUK for distribution of the product in Europe in exchange for a fee paid to HUK, except for in Germany where beers are manufactured and distributed pursuant to a separate contract with a different entity. In addition, HUK has the exclusive right to sell Kingfisher Premium Lager, for a royalty fee, to certain large retail customers, including, but not limited to, Sainsbury’s, Asda, and Tesco.

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

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the US. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K, as filed with the SEC, which contains additional financial and operating information and information concerning significant accounting policies followed by the Company. The financial statements and notes are representations of the Company’s management (“Management”) and its board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

Operating results from the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period.

Reclassifications

Certain items in the financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2014 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to a borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $11,300 for the three months ended March 31, 2014 and 2013.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are deposited with commercial banks in the US and the UK that have minimal credit risk. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $900 in cash deposits and $2,250,300 of accounts receivable due from customers located in the UK as of March 31, 2014.

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect it. As of March 31, 2014, union members represented approximately 18% of the Company’s US-based workforce. On that date, the Company had approximately fourteen employees at its Ukiah, California facility who were working under a collective bargaining agreement. The agreement covering the Ukiah, California facility expires on July 31, 2018.

Income Taxes

The Company accounts for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. The Company evaluated its tax positions and determined that there were no uncertain tax benefits as of March 31, 2014 and December 31, 2013.

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

	Three months ended March 31
	2014	2013
Net loss	$(468,600)	(354,200)
Weighted average shares of common stock outstanding	12,611,133	12,611,133
Basic net loss per share	$(0.04)	(0.03)
Interest expense on convertible notes	$—	—
Loss for purpose of computing diluted net earnings per share	$(468,600)	(354,200)
Incremental shares from assumed exercise of dilutive securities	—	—
Dilutive potential of shares of common stock	12,611,133	12,611,133
Diluted net earnings per share	$(0.04)	(0.03)

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in our previously issued financial statements.

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

The Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at the option of Cole Taylor, be declared, and immediately shall become, due and payable, without notice of any kind. The event of default shall be deemed continuing until waived in writing by Cole Taylor. The Default Notice states that Cole Taylor has elected, effective September 1, 2013, to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement. The Company estimates that the increased rate currently results in approximately $120,000 additional annual interest expense. Cole Taylor has not waived the events of default described in the Default Notice and has reserved all other available rights and remedies under the Agreement, certain other related documents and applicable law. Cole Taylor could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason. The Company has not received any notice or other communication from Cole Taylor that it intends to exercise any of the remedies available to it under the Agreement in connection with the events of default. The exercise of additional remedies by Cole Taylor may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

As of March 31, 2014, the fixed charge coverage ratio was required to be 1.10 to 1. The Company calculated that the fixed charge coverage ratio as of March 31, 2014 was -0.71 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of March 31, 2014 and the actual tangible net worth on such date was $4,972,900. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

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

At March 31, 2014, we had cash and cash equivalents of $45,000, an accumulated deficit of $15,176,200, and a working capital deficit of $6,784,300 due to losses incurred and reclassification of debts owing to Cole Taylor as a result of the default under the Agreement described above.

On November 8, 2013, United Breweries Holding Limited (“UBHL”), Company’s indirect majority shareholder issued a letter of financial support on behalf of MBC (the “Letter of Support”) to MBC’s accountants to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that MBC is able to meet its financial obligations when they fall due. The Letter of Support do not specify either the terms of UBHL’s support, or a maximum dollar limit. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India. The MBC Letter of Support was issued for a period through December 31, 2014, but, if necessary, management intends to seek UBHL’s consent to extend the stated support. UBHL controls the Company’s two largest shareholders, UBA and Inversiones Mirabel S.A. (“Inversiones”), and as such, UBHL is the Company’s indirect majority shareholder. The Chairman of the Company’s Board of Directors, Dr. Vijay Mallya, is also the chairman of the board of directors of UBHL.

The Company received a letter dated November 11, 2013 from UBHL expressing its willingness to commit to invest $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment. In the letter, UBHL stated that it would consider additional investment based on a business plan to be provided by the Company.

On January 22, 2014, Catamaran Services, Inc., (“Catamaran”), a related party provided a note loan of $500,000 repayable upon receipt of investment by UBHL described above. (Please see - Note 5. Note payable to Related Party – below for details). On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note.

Management has taken several actions to enable us to meet our working capital needs through March 31, 2015, including reducing discretionary expenditures, expanding business in new territories, reducing manpower and pursuing additional brewing contracts in an effort to utilize a portion of excess production capacity. We may also seek additional capital infusions to support our operations.

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

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	March 31,2014	December 31, 2013
Raw Materials	$852,800	$813,000
Beer-in-process	370,600	357,700
Finished Goods	987,100	967,600
Merchandise	88,500	103,700
TOTAL	$2,299,000	$2,242,000

4. Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit, from which may be drawn up to 85% of eligible receivables and 60% of eligible inventory for a period expiring in June 2016. The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility currently carries interest (including default interest) at a rate of prime plus 3% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of March 31, 2014 was approximately $1,520,900. Included in the Company’s balance sheet as at March 31, 2014 are account balances totaling $1,627,000 of accounts receivable and $2,164,800 of inventory collateralized to Cole Taylor under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an invoice discounting facility to KBEL based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of March 31, 2014 was approximately $632,200. Included in the Company’s balance sheet at March 31, 2014 are account balances totaling $2,250,300 of accounts receivable collateralized to RBS under this facility.

5. Notes payable to Related Parties

Notes payable to related parties includes a note payable to Catamaran Services, Inc. (“Catamaran”) dated January 22, 2014 for a total value of $504,500 including interest of $4,500 at prime rate plus 1.5% per year, but not to exceed 10%. Catamaran Holdings, Ltd., the sole shareholder of Catamaran, has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the board of directors of the Company is also the Chairman of the board of directors of UBHL.

The note is payable within six months following the date of the note, subject to the receipt by the Company of an equity investment by UBHL in an amount sufficient either (a) to pay the note through Permitted Payments, as defined below, or (b) to pay both the note and certain existing obligations of the Company to Cole Taylor. “Permitted Payments” on the note are payments made from the portion of equity investment by UBHL that is in excess of $500,000. If the Company is not able to satisfy its obligations on the note within the six month period following the date of the note, the note shall be automatically extended for additional six month terms until it is paid.

On April 24, 2014, the Company issued another note to Catamaran in the principal amount of $500,000 and on terms similar to the previous note.

6. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	March 31, 2014	December 31, 2013
Loan from Cole Taylor, payable in monthly installments of $12,300, plus interest (including default interest) at prime plus 4% with a balloon payment of approximately $2,202,500 in June 2016; secured by substantially all assets of Releta and MBC.	$2,534,100	$2,570,900

Loans from Cole Taylor, payable in monthly installments of $32,300 plus interest (including default interest) at prime plus 3.5% with a balloon payment of approximately $908,700 in June 2016; secured by substantially all assets of Releta and MBC.	1,780,200	1,877,100
	4,314,300	4,448,000

Less current maturities	4,314,300	4,448,000
	$-	$-

7. Long-Term Debt – Related Party

	March 31, 2014	December 31, 2013
Loan from Heineken UK Limited, payable in quarterly installments of $137,900, plus interest at UK prime plus 5% maturing on October 9, 2016, secured by licensing rights pursuant to the Sub-License Agreement.	$1,528,500	$1,657,400
	1,528,500	1,657,400
Less current maturities	555,800	552,500
	$972,700	$1,104,900

Maturities of debt for succeeding years are as follows:

Nine months ended December 31, 2014	$416,900
Year ended December 31, 2015	$555,800
Year ended December 31, 2016	$555,800

On April 18, 2013, KBEL entered into a Loan Agreement (the “Loan Agreement”) with HUK pursuant to which HUK provided KBEL with a secured term loan of £1,000,000 ($1,667,500) on October 9, 2013 to be repaid in twelve quarterly installment of £83,333.33 ($137,900) each, commencing from January 9, 2014 along with interest at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an Event of Default, as defined in the Loan Agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-License Agreement as described and defined in the Loan Agreement.

8. Capital Lease Obligations

The Company leases certain brewing equipment under an agreement that is classified as a capital lease. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of March 31, 2014, are as follows:

Nine months Ending December 31, 2014	$4,800
Year Ending December 31, 2015	6,400
Year Ending December 31, 2016	6,400
Year Ending December 31, 2017	6,400
24,000
Less amounts representing interest	(2,300)
Present value of minimum lease payments	21,700
Less current maturities	5,300
Non-current leases payable	$16,400

9. Subordinated Convertible Notes Payable

Subordinated Convertible Notes Payable

Subordinated convertible notes included notes payable to UBA (the “UBA Notes”) for a total value of $3,520,400 as of March 31, 2014, including interest at the prime rate plus 1.5% per year, but not to exceed 10%. Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. The UBA Notes have been extended until June 2014 but have automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term. Under the terms of the UBA Notes, UBA may demand payment within 60 days following the end of the extension period but UBA has agreed to subordinate the UBA Notes to the Company’s long-term debt agreements with Cole Taylor, which mature in June 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA Notes until the Cole Taylor facilities are repaid. The UBA Notes include $1,605,000 and $1,582,500 of accrued interest at March 31, 2014 and December 31, 2013, respectively.

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

Operating Leases

The Company leases some of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates between 2015 and 2019 and provide for renewal options ranging from month-to-month to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on similar properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay certain costs, including real estate taxes, insurance and repairs.

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

Keg Management Agreement

In September 2009, the Company renewed the keg management agreement with MicroStar Keg Management LLC (“MicroStar”). Under this arrangement, MicroStar provides all kegs for which the Company pays a service fee depending on the applicable territory. The agreement is effective for five years ending in September 2014. If the agreement is not renewed, the Company is required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar.

11. Related-Party Transactions

The Company conducts business with United Breweries of America, Inc. (“UBA”), which owns approximately 25% of the Company’s common stock. Until October 2013, KBEL had significant transactions with Shepherd Neame, Ltd., which is a related party with respect to a former Board member. KBEL also had significant transactions with HUK, a related party with respect to one of MBC’s Board members, beginning in October 2013.

The following table reflects the value of the transactions during the quarters ended March 31, 2014 and 2013 and the balances outstanding as of March 31, 2014 and December 31, 2013.

TRANSACTIONS	March 31, 2014	March 31, 2013
Sales to Shepherd Neame	$-	$704,800
Purchases from Shepherd Neame	$-	$3,213,600
Expense reimbursement to Shepherd Neame	$-	$252,500
Purchase from HUK	$3,119,600	$-
Expense reimbursement to HUK	$243,700	$-
Interest expense related to UBA convertible notes	$22,400	$22,400

ACCOUNT BALANCES	Mar 31, 2014	Dec 31, 2013
Accounts payable and accrued liability to Shepherd Neame	$-	$70,400
Accounts receivable and prepayments - Shepherd Neame	$-	$5,000
Accounts payable and accrued liability to HUK	$1,626,500	$1,746,800

12. Segment Information

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

A summary of each segment is as follows:

	Three months ended March 31, 2014
	North American Territory	Foreign Territory	Corporate and Others	Total

Net Sales	$2,734,900	$5,115,100	$-	$7,850,000
Operating Income (Loss)	$(490,900)	$171,000	$-	$(319,900)
Identifiable Assets	$12,576,100	$4,031,900	$2,041,600	$18,649,600
Depreciation & Amortization	$169,600	$103,300	$-	$272,900
Capital Expenditures	$50,400	$106,400	$-	$156,800

	Three months ended March 31, 2013
	North American Territory	Foreign Territory	Corporate and Others	Total

Net Sales	$3,584,400	$4,650,400	$-	$8,234,800
Operating (Loss)	$(93,000)	$(148,300)	$-	$(241,300)
Identifiable Assets	$12,995,600	$3,403,900	$2,887,800	$19,287,300
Depreciation & Amortization	$161,700	$97,800	$-	$259,500
Capital Expenditures	$185,200	$99,000	$-	$284,200

13. Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $1,541,500 as of March 31, 2014. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,655,100. Condensed financial information of MBC, together with its other subsidiary, Releta is as follows:

Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
Balance Sheets
Assets
Cash and cash equivalents	$44,100	$113,700
Accounts receivable, net	1,627,000	1,512,300
Inventories	2,164,800	2,217,300
Other current assets	89,700	165,500
Total current assets	3,925,600	4,008,800

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	10,411,300	10,519,200
Intercompany receivable	622,600	716,700
Other assets	280,800	324,500
Total assets	$16,465,300	$16,794,200

Liabilities
Line of credit	$1,520,900	$1,517,200
Accounts payable	2,392,000	2,524,500
Accrued liabilities	1,025,600	1,001,700
Note payable related party	504,500	-
Current maturities of debt and capital leases	4,319,600	4,453,300
Total current liabilities	9,762,600	9,496,700

Long-term capital leases	16,400	17,700
Subordinated convertible notes payable	3,520,400	3,497,900
Total liabilities	13,299,400	13,012,300

Stockholders’ equity
Common stock	15,100,300	15,100,300
Preferred stock	227,600	227,600
Accumulated deficit	(12,162,000)	(11,546,000)
Total stockholders’ equity	3,165,900	3,781,900
Total liabilities and stockholders’ equity	$16,465,300	$16,794,200

	Quarter ended March 31
	2014	2013
	(unaudited)	(unaudited)
Statements of Operations
Net sales	$2,734,900	$3,584,400
Cost of goods sold	2,358,400	2,782,600
Selling, marketing, and retail expenses	365,300	384,400
General and administrative expenses	503,400	538,700
Loss from operations	(492,200)	(121,300)

Other (income) and expense	(1,900)	(34,600)
Interest expense	125,700	98,200
Provision for taxes	-	5,000
Net loss	$(616,000)	$(189,900)

	Quarter ended March 31
	2013	2013
	(unaudited)	(unaudited)
Statements of Cash Flows
Cash flows from operating activities	$(482,000)	$(118,200)
Purchase of property and equipment	(50,400)	(185,200)
Net borrowing (repayment) on line of credit	3,700	(69,900)
Borrowing on long term debt	-	539,700
Borrowing on note payable	500,000
Repayment on long term debt	(133,700)	(123,100)
Payment on obligation under capital lease	(1,300)	(3,100)
Net change in payable to UBIUK	94,100	(65,200)
Decrease in cash	(69,600)	(25,000)
Cash, beginning of period	113,700	123,200
Cash, end of period	$44,100	$98,200

14. Income Taxes

In the three months ended March 31, 2014 and 2013, the Company recorded tax expenses related to state franchise taxes only, and did not record income tax expenses due to the availability of deferred tax assets to offset any taxable income in the US (at the federal and state level to the extent applicable) and the UK. The Company has established a full valuation allowance against the Company’s deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized has not yet been met. During the three months ended March 31, 2014 and 2013, the Company’s effective tax rates were de minimus. The difference between the Company’s effective tax rates, the 35% US federal statutory tax rate and the UK’s statutory tax rate resulted primarily from a tax benefit related to a reduction in the federal and state deferred tax asset valuation allowance.

The Company’s major tax jurisdictions are (i) US (federal), (ii) California (state), (iii) New York (state) and (iv) UK. Tax returns remain open to examination by the applicable governmental authorities for tax years 2008 through 2013. The federal and state taxing authorities may choose to audit tax returns for prior years due to significant tax attribute carryforwards for those prior years. However, such audits will be limited to adjustments to such carryforward tax attributes. The Company is not currently being audited in any tax jurisdiction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the rest of this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, and “the Company” and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term “MBC” is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including but not limited to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, Management’s beliefs, and assumptions made by Management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company’s future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available as of the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to, changes in the pricing environment for the Company’s products, changes in demand for malt beverage products in different Company markets, changes in distributor relationships or performance, changes in customer preference for the Company’s malt beverage products, regulatory or legislative changes, the impact of competition, changes in the prices of raw materials, availability of financing for operations, changes in interest rates, changes in the Company’s European beer and/or restaurant business, and other risks discussed elsewhere in this Quarterly Report on Form 10-Q and from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic, Canadian and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revisions to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Segment Information

Prior to 2001, the Company’s business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With the Company’s acquisition of United Breweries International (UK), Ltd. (“UBIUK”) in August 2001, the Company gained a new business segment ― distribution of beer outside the US, primarily in the United Kingdom (the “UK”) and continental Europe (collectively, the “Foreign Territory”). This segment accounted for 64% and 55% of the Company’s gross sales during the first quarter of 2014 and 2013, respectively, with the US and Canada (the “North American Territory”) accounting for the remaining 36% and 45% during the first quarter of 2014 and 2013, respectively.

Seasonality

Sales of the Company’s products are somewhat seasonal. Historically, sales volumes in both the Company’s North American and Foreign Territories have been comparatively low during the first quarter of the calendar year. In the North American Territory, sales volumes have been stronger during the second and third quarters and slower again during the fourth quarter, while in the Foreign Territory sales volume was stronger in the second and fourth quarters of 2013. The volume of sales in any given area may also be affected by local weather conditions. Because of the seasonality of the Company’s business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Summary of Financial Results

The Company ended the first quarter of 2014 with a net loss of $468,600, as compared to a net loss of $354,200 for the same period in 2013. As set forth more fully under the section captioned “Results of Operations” below, during the first quarter of 2014, the Company experienced a decrease in net sales of $384,800 compared to the first quarter of 2013. Compared to the first quarter of 2013, costs of goods sold decreased by $446,200, operating expenses increased by $140,000, and net other expenses increased by $40,800 in the first quarter of 2014, all of which contributed to the Company’s results for the period.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared to Three Months ended March 31, 2013

Net Sales

Overall net sales for the first quarter of 2014 were $7,850,000, a decrease of $384,800, or 5%, compared to $8,234,800 for the first quarter of 2013.

North American Territory: Net sales in the North American Territory for the first quarter of 2014 were $2,734,900, compared to $3,584,400 for the same period in 2013, a decrease of $849,500, or 24%. The sales volume decreased to 12,900 barrels in the first quarter of 2014 from 17,400 barrels in the first quarter of 2013, representing a decrease of 4,500 barrels, or 26%. Of the numerical barrel decrease, sales of our brands decreased by 2,000 barrels, and sales of contract brands decreased by 2,500 barrels mainly due to lower demand and severe adverse weather in the East Coast during the first quarter of the year 2014. We continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah, California and Saratoga Springs, New York brewing facilities, and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the North American Territory.

Foreign Territory: Net sales in the Foreign Territory for the first quarter of 2014 were $5,115,100, compared to $4,650,400 during the corresponding period of 2013, an increase of $464,700, or 10%. The increase was due to increased demand in United Kingdom and continental Europe and the spill over of orders from the previous period into the three months ended March 31, 2014.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first quarter of 2014 was 70% compared to 73% during the first quarter of 2013.

North American Territory: Cost of goods sold as a percentage of net sales in the North American Territory during the first quarter of 2014 was 86%, as compared to 78% during the corresponding period of 2013, due to lower sales volume. Utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at lower percentage of production capacity, cost is unfavorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a smaller volume base. Our production capacity is currently underutilized. In addition to capacity utilization, other factors that could affect cost of sales include unanticipated increases in material and shipping costs, the availability and prices of raw materials and packaging materials, and the availability of contract brewing arrangements.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the first quarter of 2014 was 62% compared to 69% during the first quarter of the year 2013. The reduction was due to lower purchase price negotiated with HUK.

Gross Profit

As a result of the decrease in net sales described above offset by decrease in cost of goods, gross profit for the first quarter of 2014 increased to $2,328,300, compared to $2,266,900 during the corresponding period of 2013. As a percentage of net sales, gross profit during the first quarter of 2014 increased to 30% compared to 27% in 2013.

Operating Expenses

Operating expenses for the first quarter of 2014 were $2,648,200, an increase of $140,000, or 6%, as compared to $2,508,200 for the first quarter of 2013. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses

The Company’s marketing and distribution expenses for the first quarter of 2014 were $1,527,900, as compared to $1,241,000 for the first quarter of 2013, representing an increase of $286,900, or 23%. These expenses increased to 20% of net sales for the first quarter of 2014 compared to and 15% during the first quarter of 2013.

North American Territory: Marketing and distribution expenses in the North American Territory for the first quarter of 2014 were $365,300, compared to $384,400 during first quarter of 2013, representing a decrease of $19,100, or 5% due to reduction in manpower. As a percentage of net sales in the North American Territory, marketing and distribution expenses increased to 13% of net sales for the first quarter of 2014 compared to 11% during the first quarters of 2013.

Foreign Territory: Marketing and distribution expenses in the Foreign Territory for the first quarter of 2014 were $1,162,600, compared to $856,600 during the first quarter of 2013, representing an increase of $306,000, or 36%. As a percentage of net sales in the UK, marketing and distribution expenses during the first quarter of 2014 was 23% compared to 18% during the first quarter of 2013. The increase was mainly due to increases in promotional expenses and an increase, associated with higher sales, in distribution costs.

General and Administrative Expenses

The Company’s general and administrative expenses were $1,120,300 for the first quarter of 2014, compared to $1,267,200 for the first quarter of 2013, representing a decrease of $146,900, or 12%. As a percentage of net sales, these expenses remained between 14% and 15% during the first quarter of 2014 and 2013.

North American Territory: General and administrative expenses related to the North American Territory were $503,400 during the first quarter of 2014, compared to $538,700 for the corresponding period of 2013, representing a decrease of $35,300, or 7% mainly due to reduction in manpower. As a percentage of net sales in the North American Territory, expenses increased to 18% during the first quarter of 2014, compared to 15% during the first quarter of 2013.

Foreign Territory: General and administrative expenses related to the Foreign Territory decreased to $616,900 for the first quarter of 2014, representing a decrease of $111,600, or 15%, compared to $728,500 for the first quarter of 2013. As a percentage of net sales in the Foreign Territory, expenses decreased to 12% during the first quarter of 2013, compared to 16% during the first quarter of 2013. The decrease was mainly due to one-time legal, professional and travel expenses associated with contract brewing and loan agreements with HUK incurred in 2013.

Other Expenses

Other expenses for the first quarter of 2014 totaled $148,700, representing an increase of $40,800 or 38% when compared to other expenses of $107,900 for the first quarter of 2013. The increase was due to an increase in interest expenses due to additional borrowing and the default interest levied by Cole Taylor.

Income Taxes

The Company recorded provisions of $5,000 for income taxes associated with operations in the North American Territory during the first quarter of 2013. The Company did not record any provision for income taxes associated with operations in the North American territory in the first quarter of 2014 due to losses during that quarter.

Net Loss

The Company’s net loss for the first quarter of 2014 was $468,600, as compared to a net loss of $354,200 for the first quarter of 2013. After providing for a negative foreign currency translation adjustment of $11,400 during the first quarter of 2014, as compared to a positive adjustment of $152,600 for the same period in 2013, the comprehensive loss for the first quarter of 2014 was $480,000, as compared to $201,600 for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah, California and Saratoga Springs, New York facilities has continued to place demands on our working capital. Historically, our operations have not generated sufficient cash flows to provide us with sufficient working capital. However, we believe that the liquidity we derive from the debt financing and cash flows attributable to our operations is sufficient to fund our capital expenditures, debt maturities and other business needs for the next twelve months. We normally generate our liquidity and capital resources primarily through operations and available debt financing.

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

On April 18, 2014, MBC and Releta received a notice (the “Second Default Notice”, and, together with the Default Notice, the “Default Notices”) from Cole Taylor regarding its intention to exercise certain additional rights with respect to events of default of the Company pursuant to the Agreement. The Second Default Notice stated that the fixed charge coverage ratio failed to comply with the applicable covenant in the Agreement, as amended, and the tangible net worth of MBC and Releta continued to fall short of the required amount, both as measured through February 28, 2014. The Second Default Notice required MBC and Releta to engage a consultant to perform a viability analysis and prepare a revised projection for 2014, to be delivered to Cole Taylor on or before April 30, 2014. MBC and Releta engaged a consultant acceptable to Cole Taylor and delivered the results of the viability analysis and the revised projection on April 30, 2014.

Cole Taylor has not waived the events of default described in the Default Notices and has reserved all other available rights and remedies under the Agreement, certain other related documents and applicable law. Cole Taylor could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason.

As of March 31, 2014, the fixed charge coverage ratio was required to be 1.10 to 1. The Company calculated that the fixed charge coverage ratio as of March 31, 2014 was -0.71 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of March 31, 2014 and the actual tangible net worth on such date was $4,972,900. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

Other than the Default Notices, the Company has not received any notice or other communication from Cole Taylor that it intends to exercise any of the remedies available to it under the Agreement in connection with the events of default. The exercise of additional remedies by Cole Taylor may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

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

At March 31, 2014, we had cash and cash equivalents of $45,000, an accumulated deficit of $15,176,200, and a working capital deficit of $6,784,300 due to losses incurred and reclassification of debts owing to Cole Taylor as a result of the default under the Agreement described above.

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

The Company received a letter dated November 11, 2013 from UBHL expressing its willingness to commit to invest $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment. In the letter, UBHL indicated that it would consider additional investment based on a business plan to be provided by the Company.

On January 22, 2014, Catamaran Services, Inc. (“Catamaran”), a related party provided a note loan of $500,000 repayable upon receipt of investment by UBHL described above. (Please see – Description of Our Indebtedness - Catamaran Notes – below for details). On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note.

Management has taken several actions to enable us to meet our working capital needs through March 31, 2015, including reducing discretionary expenditures, expanding business in new territories, reducing manpower and pursuing additional brewing contracts in an effort to utilize a portion of excess production capacity. We may also seek additional capital infusions to support our operations.

Our ability to meet future working capital requirements will depend on many factors, including the rate of our revenue growth, whether we successfully introduce new products and expansion of sales and marketing activities. There can be no assurance that we will be able to increase sales to provide cash for operating activities. To the extent our available cash is insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements, or public or private equity or debt financings. There can be no assurance that an equity issuance would not be highly dilutive to existing holders of our common stock or other stakeholders. We may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

If it becomes necessary to seek UBHL’s financial assistance under the Letter of Support and UBHL does not fulfill its commitment to MBC, it may result in a material adverse effect on our financial position and on our ability to continue operations. In addition, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property and fixed and current assets. As mentioned above, the loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

Cash Flow Results

Net cash used in operating activities for the three months ended March 31, 2014 was $258,500, compared to net cash provided by operations of $278,300 for the three months ended March 31, 2013. During the first quarter of 2014, accounts receivable decreased by $238,400 due to increased sales in Foreign Territory. Accounts payable during the first quarter of 2014 decreased by $563,400, mainly due to a reduction in the accounts payable in our Foreign Territory. Our inventory increased by $56,100 during the first three months of 2014 and such fluctuation is normal. Accrued liabilities increased by $239,200 due to increased procurement of goods and services in the Foreign Territory.

Net cash used in investing activities totaled $145,700 for the first quarter of 2014, compared to $284,200 during the corresponding period in 2013, due to purchases of production and dispensing equipment.

Net cash provided by financing activities during the first quarter of 2014 totaled $131,500, compared to net cash used in financing activities during the first quarter of 2013 of $116,400, as a result of a net increase in borrowing against the note payable to Catamaran in the North American Territory offset by decreased use of a revolving line of credit in the Foreign Territory and repayment of debts to Cole Taylor and HUK.

Description of Our Indebtedness

Cole Taylor Facility

On June 23, 2011, MBC and Releta entered into the Agreement with Cole Taylor (as described in “Liquidity and Capital Resources”). The Agreement provides a credit facility of up to $10,000,000 with a maturity date of June 23, 2016, consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. At the time that the applicable loan or advance is made, we may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan or the capital expenditure term loan, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. As described below, effective September 1, 2013, Cole Taylor is charging a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement and, as described in the Second Default Notice, required us to engage a consultant to perform a viability analysis and prepare a revised projection for 2014. The Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority interest in all of MBC’s and Releta’s personal property and a first mortgage on our Ukiah, California real property, among other items of MBC and Releta assets.

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

As previously disclosed in the Company’s current reports on Form 8-K filed on May 3, 2013, September 24, 2013 and April 24, 2014, the quarterly reports on Form 10-Q filed on August 14, 2013 and November 14, 2013, and the annual report on Form 10-K filed on March 31, 2014, the Company has been in default of the fixed charge coverage ratio and the minimum tangible net worth requirement among other covenants contained in the Agreement. On September 18, 2013 and April 18, 2014, MBC and Releta received Default Notices from Cole Taylor regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at the option of Cole Taylor, be declared, and immediately shall become, due and payable, without notice of any kind. The Default Notice stated that Cole Taylor has elected to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement effective September 1, 2013 and the Second Default Notice required us to engage a consultant to perform a viability analysis and prepare a revised projection for 2014. For more details on this default, please refer to “Item 2 Liquidity and Capital Resources” above.

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

The aggregate outstanding principal amount of the UBA Notes as of March 31, 2014 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,605,000, for a total amount outstanding of $3,520,400.

As of March 31, 2014, the outstanding principal and interest on the UBA Notes was convertible into 2,364,369 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, any conversion may occur at a lower price.

Catamaran Notes

On January 22, 2014, the Company issued a promissory note to Catamaran in the principal amount of $500,000. Catamaran Holdings, Ltd., the sole shareholder of Catamaran (“Holdings”), has directors in common with Inversiones Mirabel S.A., (“Inversiones”), one of the major shareholders of the Company. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL. The Company has asked Catamaran whether any relationships exist between the shareholders of Holdings and any affiliates of the Company, and has not received a response to such inquiries.

Pursuant to the terms of the note, the Company promises to pay the principal sum of $500,000 with accrued interest, as described below, to Catamaran within six months following the date of the Note, subject to the receipt by the Company of an equity investment by its majority shareholder (the “Shareholder Investment”) in an amount sufficient either (a) to pay the note through Permitted Payments, as defined below, or (b) to pay both the Note and certain existing obligations of the Company to Cole Taylor in full. “Permitted Payments” on the Note are payments made from the portion of a Shareholder Investment that is in excess of $500,000.

If the Company is not able to satisfy its obligations on the note within the six month period following the date of the note, the note shall be automatically extended for additional six month terms until a Shareholder Investment sufficient to satisfy the note is received. Interest shall accrue from the date of the note on the unpaid principal at a rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America Corporation in San Francisco, California, or (ii) ten percent (10%) per annum, until the principal is fully paid.

The note may be prepaid without penalty at the option of the Company; however, no payments on the note may be made unless such payment is a Permitted Payment or certain existing obligations of the Company to Cole Taylor have been satisfied in full. The note may not be amended without the prior written consent of Cole Taylor.

On April 24, 2014, the Company issued another note to Catamaran in the principal amount of $500,000 on terms similar to the note issued on January 22, 2014.

Other Loans, Credit Facilities and Commitments

Heineken Loan

On April 18, 2013, KBEL entered into a Loan Agreement with Heineken UK Limited (“HUK”) pursuant to which HUK agreed to provide KBEL with a secured term loan facility of £1,000,000 which was made available, upon the fulfillment of certain conditions precedent, on October 9, 2013 and to be repaid in full by October 9, 2016. Interest on the loan is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an event of default, as defined in the Loan Agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-Licence Agreement entered between HUK, UBIUK, KBEL and United Breweries Limited.

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

Weighted Average Interest

The weighted average interest rates paid on our US debts was 6% and 5% respectively for the first quarters of 2014 and 2013. For loans primarily associated with our Foreign Territory, the weighted average rate paid was 5% and 3% respectively for the first quarters of 2014 and 2013.

Current Ratio

Our ratio of current assets to current liabilities on March 31, 2014 was 0.50 to 1.00 and the ratio of total assets to total liabilities was 1.03 to 1.00. Our ratio of current assets to current liabilities on March 31, 2013 was 0.53 to 1.00 and the ratio of total assets to total liabilities was 1.06 to 1.00.

Restricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $1,541,500 as of March 31, 2014. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below approximately $1,655,100.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the quarter ended March 31, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of March 31, 2014.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The discussion provided under the heading “Liquidity and Capital Resources” with respect to our default under our agreement with Cole Taylor and the discussion under the subheading “Cole Taylor Facility,” under the heading “Description of Our Indebtedness,” both set forth in Item 2 of PART I of this Report, are hereby incorporated by reference in their entirety.

Item 6. Exhibits

Exhibit Number	Description
10.1	Promissory Note of Mendocino Brewing Company, Inc. in favor of Catamaran Services, Inc. dated January 22, 2014. *
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mendocino brewing company, inc.

Dated: May 15, 2014	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2014	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

