Form 10-Q
period 2014-06-30
MENDOCINO BREWING CO INC
filed 2014-08-14
CIK 919134

United states

securities and exchange commission

Washington, D.C. 20549

Form 10-q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of the issuer’s common stock outstanding as of August 10, 2014 is 12,611,133.

MENDOCINO BREWING COMPANY, INC.

2

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$56,900	$324,800
Accounts receivable, net	4,513,000	4,119,300
Inventories	2,015,700	2,242,000
Prepaid expenses	1,056,200	591,600

Total Current Assets	7,641,800	7,277,700

Property and Equipment, net	11,355,200	11,664,800
Deposits and other assets	292,100	324,500

Total Assets	$19,289,100	$19,267,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$2,164,300	$2,245,000
Accounts payable	4,445,500	4,893,800
Accrued liabilities	2,106,800	1,467,900
Note payable to related party	1,014,800	-
Current maturities of long-term debt, others	4,180,600	4,448,000
Current maturities of long-term debt to related party	570,200	552,500
Current maturities of obligations under capital leases	5,300	5,300
Total Current Liabilities	14,487,500	13,612,500

Long-Term Liabilities
Subordinated convertible notes to related party	3,543,100	3,497,900
Long term debt to related party, less current maturity	855,300	1,104,900
Long term lease, less current maturities	15,100	17,700
Total Long-Term Liabilities	4,413,500	4,620,500

Total Liabilities	18,901,000	18,233,000

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	373,400	413,700
Accumulated deficit	(15,313,200)	(14,707,600)
Total Stockholders’ Equity	388,100	1,034,000

Total Liabilities and Stockholders’ Equity	$19,289,100	$19,267,000

See accompanying notes to these unaudited condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	THREE MONTHS ENDED June 30		SIX MONTHS ENDED June 30
	2014	2013	2014	2013
Sales	$9,079,200	$9,715,800	$17,065,900	$18,113,200
Excise taxes	166,500	204,200	303,200	366,800
Net sales	8,912,700	9,511,600	16,762,700	17,746,400
Cost of goods sold	6,121,900	6,954,200	11,643,600	12,922,100
Gross profit	2,790,800	2,557,400	5,119,100	4,824,300
Operating expenses
Marketing	1,607,300	1,410,300	3,135,200	2,651,300
General and administrative	1,145,100	1,104,700	2,265,400	2,371,900
Total operating expenses	2,752,400	2,515,000	5,400,600	5,023,200
Income (loss) from operations	38,400	42,400	(281,500)	(198,900)
Other income (expense)

Other income	8,800	8,600	10,700	11,900
Profit on sale of asset	5,200	-	16,300	-
Interest expense	(189,400)	(120,100)	(351,100)	(231,300)
Total other expenses	(175,400)	(111,500)	(324,100)	(219,400)
Loss before income taxes	(137,000)	(69,100)	(605,600)	(418,300)
Provision for income taxes	-	-	-	5,000

Net loss	$(137,000)	$(69,100)	$(605,600)	$(423,300)

Foreign currency translation income (loss)	(28,900)	(4,200)	(40,300)	148,400

Comprehensive loss	$(165,900)	$(73,300)	$(645,900)	$(274,900)

Net loss per common share –
Basic	$(0.01)	$(0.01)	$(0.05)	$(0.03)
Diluted	$(0.01)	$(0.01)	$(0.05)	$(0.03)
Weighted average common shares outstanding –
Basic	12,611,133	12,611,133	12,611,133	12,611,133
Diluted	12,611,133	12,611,133	12,611,133	12,611,133

See accompanying notes to these unaudited condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(605,600)	$(423,300)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	552,600	523,400
Provision for doubtful accounts	(7,200)	(40,200)
Interest accrued on related party debt	60,000	45,100
Profit on sale of assets	(16,300)	-
Changes in operating assets and liabilities:
Accounts receivable	(282,600)	660,400
Inventories	228,500	(32,900)
Prepaid expenses	(443,000)	(233,900)
Deposits and other assets	45,900	(77,600)
Accounts payable	(515,500)	(346,700)
Accrued liabilities	611,900	(119,100)
Net cash used in operating activities	(371,300)	(44,800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(244,700)	(451,500)
Proceeds from sale of fixed assets	16,300	-
Net cash used in investing activities	(228,400)	(451,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on lines of credit	(102,000)	78,000
Borrowing on long-term debt	-	539,700
Borrowing on note payable	1,000,000	-
Repayment on long-term debt	(545,600)	(256,800)
Payments on obligations under long term leases	(2,600)	(3,100)
Net cash provided by financing activities	349,800	357,800

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18,000)	36,900

NET CHANGE IN CASH	(267,900)	(101,600)

CASH, beginning of period	324,800	198,500

CASH, end of period	$56,900	$96,900

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$5,000
Interest	$291,000	$186,200

NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

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

MBC’s United Kingdom (“UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe Limited (“KBEL”). KBEL is a distributor of alcoholic beverages, mainly Kingfisher Lager Beer, in the UK and Europe. The offices of KBEL are located in Maidstone, Kent in the UK. In addition, during the period covered by this report, through UBIUK, the Company had production and distribution rights to Kingfisher Premium Lager in Canada and the United States. The Company has the right to use the Kingfisher mark and the name “Kingfisher Brewing Company” in connection with the brewing and distribution of the assorted beers in the United States pursuant to an agreement with Kingfisher America, Inc. Generally sales are made through distributors.

All of our beers sold in Europe (except for beers sold in Germany) are procured under a contract with Heineken UK Limited (“HUK”). This contract expires in October 2018. KBEL is the distributor of Kingfisher Premium Lager to specialty restaurant trade distributors, liquor and convenience stores in the United Kingdom, Ireland, and continental Europe, but does not physically deliver products to customers. KBEL relies on HUK for delivery of the product in Europe in exchange for a fee paid to HUK, except for in Germany where beers are manufactured and distributed pursuant to a separate contract with a different entity. In addition, HUK has the exclusive right to sell Kingfisher Premium Lager, for a royalty fee, to certain large retail customers, including, but not limited to, Sainsbury’s, Asda, and Tesco.

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

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the US. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our most recent Annual Report on Form 10-K, as filed with the SEC, which contains additional financial and operating information and information concerning significant accounting policies followed by the Company. The financial statements and notes are representations of our management (“Management”) and board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

Operating results from the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period.

Reclassifications

Certain items in the unaudited condensed consolidated financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the six months ended June 30, 2014 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to a borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $22,500 for the six months ended June 30, 2014 and 2013, and $11,300 for the three months ended June 30, 2014 and 2013.

Concentrations

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of our cash and cash equivalents are deposited with commercial banks in the US and the UK that have minimal credit risk. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. As of June 30, 2014, we have approximately $2,527,800 of accounts receivable due from UK customers.

Labor disputes, work stoppages or other disruptions in production could adversely affect us. As of June 30, 2014, union members represented approximately 18% of our US-based workforce. MBC has approximately fourteen employees at its Ukiah, California facility who are working under a collective bargaining agreement that expires on July 31, 2018.

Income Taxes

We account for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. We periodically assess uncertain tax positions that we have taken or expect to take on tax returns, including decisions whether to file returns in any particular jurisdiction. We have evaluated our tax positions and have determined that there were no uncertain tax benefits as of June 30, 2014 and December 31, 2013.

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

	Three months ended		Six months ended
	6/30/2014	6/30/2013	6/30/2014	6/30/2013
Net loss	$(137,000)	(69,100)	$(605,600)	(423,300)
Weighted average common shares outstanding	12,611,133	12,611,133	12,611,133	12,611,133
Basic net loss per share	$(0.01)	(0.01)	$(0.05)	(0.03)
Interest expense on convertible notes	$-	-	$-	-
Loss for computing diluted net income per share	$(137,000)	(69,100)	$(605,600)	(423,300)
Incremental shares from assumed exercise of dilutive securities	-	-	-	-
Dilutive potential common shares	12,611,133	12,611,133	12,611,133	12,611,133
Diluted net loss per share	$(0.01)	(0.01)	$(0.05)	(0.03)

Foreign Currency Translation

The local currency in the UK, the UK Pound Sterling, is the functional currency for our UK subsidiaries. Financial statements of these subsidiaries are translated into US dollars using period-end exchange rates for assets and liabilities, historical rates for stockholders’ equity and average exchange rates during the period for revenues and expenses. Cumulative translation adjustments associated with net assets or liabilities are reported in non-owner changes in equity. Any exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred, in the same financial statement caption as the underlying transaction, and are not material for any year shown. Cash flows were translated at the average exchange rates for the three months then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific requirements. ASU 2014-09 establishes a five-step revenue recognition process in which an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. ASU 2014-09 will be effective for the Company in the first quarter of 2017. Management is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial position, results of operations or cash flows and the method of retrospective application, either full or modified.

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

On April 18, 2014, MBC and Releta received a second notice (the “Second Default Notice”) from Cole Taylor regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. As stated in the Second Default Notice, the Company has continued to be in default on the fixed charge coverage ratio for each measurement period beginning March 31, 2013 through February 29, 2014. The required fixed charge coverage ratio was initially required to be at least 1.05 to 1.00, but as of July 31, 2013, the fixed charge coverage ratio was increased to 1.10 to 1.00. The Company calculated that the fixed charge coverage ratio as of June 30, 2014 was -0.81 to 1.

The Second Default Notice also stated that the tangible net worth of MBC and Releta continued to fall short of the required amount as measured through February 28, 2014. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of June 30, 2014 and the actual tangible net worth on such date was $4,989,400. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

The Second Default Notice required MBC and Releta to engage a consultant to perform a viability analysis and prepare a revised projection for 2014, to be delivered to Cole Taylor on or before April 30, 2014. MBC and Releta engaged a consultant and delivered a revised projection on April 30, 2014.

Cole Taylor has not waived the events of default described in the Default Notice or the Second Default Notice and has reserved the right to all other available rights and remedies under the Agreement, certain other related documents and applicable law. Cole Taylor could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason. The Company has not received any notice or other communication from Cole Taylor that it intends to exercise any other remedies available to it under the Agreement in connection with the events of default. Cole Taylor continues to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement. The exercise of additional remedies by Cole Taylor may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

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

At June 30, 2014, the Company had cash and cash equivalents of $56,900, an accumulated deficit of $15,313,200, and a working capital deficit of $6,845,700 due to losses incurred and reclassification of debts owing to Cole Taylor as a result of the default under the Agreement described above.

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

The Company received a letter dated November 11, 2013 from UBHL expressing its willingness to commit to invest $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment. In the letter, UBHL stated that it would consider additional investment based on a business plan to be provided by the Company. The Company has not provided a business plan and there has been no further communication with UBHL regarding the investment.

On January 22, 2014, Catamaran Services, Inc., (“Catamaran”), a related party provided a note loan of $500,000 repayable upon receipt of investment by UBHL described above. On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note. (Please see - Note 9. Note payable to Related Party – below for details). On each date on which Catamaran provided a note loan, the Company received a letter from Cole Taylor permitting the Company to obtain loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Cole Taylor pursuant to the Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” is a payment made from the portion of an equity investment by the Company’s majority shareholder that is over $500,000.

Management has taken several actions to enable the Company to meet its working capital needs through June 30, 2015, including reducing discretionary expenditures, expanding business in new territories, introduction of new products, reducing manpower and securing additional brewing contracts in an effort to utilize a portion of excess production capacity. We are changing the packaging designs to revitalize the brands. We may also seek additional capital infusions to support our operations.

If it becomes necessary to seek UBHL’s financial assistance under the Letter of Support and UBHL does not fulfill its commitment to MBC, it may result in a material adverse effect on MBC’s financial position and on its ability to continue operations. In addition, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which include our real property and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on MBC’s financial position and results of operations.

3. Inventories

Inventory is stated at the lower of cost or market using the average-cost method. Cost includes the acquisition cost of raw materials and components, direct labor, and manufacturing overhead.

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw Materials	$749,400	$813,000
Beer-in-process	430,200	357,700
Finished Goods	758,500	967,600
Merchandise	77,600	103,700
TOTAL	$2,015,700	$2,242,000

4. Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit, from which may be drawn up to 85% of eligible receivables and 60% of eligible inventory during the period ending June 2016. The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility carries interest (including default interest) at a rate of prime plus 3% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of June 30, 2014 was $1,496,700. We have included as accounts receivable on our June 30, 2014 balance sheet, $1,985,200 of accounts receivables and $1,930,100 of inventory collateralized to Cole Taylor under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an invoice discounting facility to KBEL for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of June 30, 2014 was $667,600. Account balances totaling $2,527,800 of accounts receivables collateralized to RBS under this facility are included in our balance sheet as accounts receivable at June 30, 2014.

5. Notes Payable to Related Party

Notes payable to related party includes notes payable to Catamaran dated January 22, 2014 and April 24, 2014 for a total value of $1,014,800 including interest of $14,800 at US prime rate plus 1.5% per year, but not to exceed 10%. Catamaran Holdings, Ltd., the sole shareholder of Catamaran (“Holdings”), has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL. The Company has asked Catamaran whether any relationships exist between the shareholders of Holdings and any affiliates of the Company, and has not received a response to such inquiries.

The notes are payable within six months following the date of the notes, subject to the receipt by the Company of an equity investment by UBHL in an amount sufficient either (a) to pay the notes through Permitted Payments, as defined below, or (b) to pay the notes and certain existing obligations of the Company to Cole Taylor. “Permitted Payments” on the notes are payments made from the portion of equity investment by UBHL that is in excess of $500,000. If the Company is not able to satisfy its obligations on the notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until it is paid.

6. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:.

	June 30, 2014	December 31, 2013
Loan from Cole Taylor, payable in monthly installments of $12,300, plus interest (including default interest) at prime plus 4% with a balloon payment of approximately $2,202,500 in June 2016; secured by substantially all assets of Releta and MBC.	$2,497,200	$2,570,900

Loans from Cole Taylor, payable in monthly installments of $32,300 plus interest (including default interest) at prime plus 3.5% with a balloon payment of approximately $908,700 in June 2016; secured by substantially all assets of Releta and MBC.	1,683,400	1,877,100
	4,180,600	4,448,000

Less current maturities	4,180,600	4,448,000
	$-	$-

7. Long-Term Debt – Related Party

	June 30, 2014	December 31, 2013
Loan from HUK, payable in quarterly installments of $142,600, plus interest at UK prime plus 5% maturing on October 9, 2016, secured by licensing rights pursuant to the Sub-License Agreement.	$1,425,500	$1,657,400
	1,425,500	1,657,400
Less current maturities	570,200	552,500
	$855,300	$1,104,900

Maturities of debt for succeeding years are as follows:

Six months ended December 31, 2014	$285,100
Year ended December 31, 2015	$570,200
Year ended December 31, 2016	$570,200

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

8. Capital Lease Obligations

The Company leases certain brewing equipment under an agreement that is classified as a capital lease. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of June 30, 2014, are as follows:

Six months Ending December 31, 2014	$3,200
Year Ending December 31, 2015	6,400
Year Ending December 31, 2016	6,400
Year Ending December 31, 2017	6,400
22,400
Less amounts representing interest	(2,000)
Present value of minimum lease payments	20,400
Less current maturities	5,300
Non-current leases payable	$15,100

9. Subordinated Convertible Notes Payable, Related Party

Subordinated convertible notes included notes payable to UBA (the “UBA Notes”) for a total value of $3,543,100 as of June 30, 2014, including interest at the prime rate plus 1.5% per year, but not to exceed 10%. Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. The UBA Notes have been extended until June 2015 but have automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term. Under the terms of the UBA Notes, UBA may demand payment within 60 days following the end of the extension period but UBA has agreed to subordinate the UBA Notes to the Company’s long-term debt agreements with Cole Taylor, which mature in June 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA Notes until the Cole Taylor facilities are repaid. The UBA Notes include $1,627,700 and $1,582,500 of accrued interest at June 30, 2014 and December 31, 2013, respectively.

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

The following table reflects the value of the transactions during the six months ended June 30, 2014 and June 30, 2013 and the balances outstanding as of June 30, 2014 and December 31, 2013.

	June 30, 2014	June 30, 2013
TRANSACTIONS
Sales to Shepherd Neame	$-	$1,667,100
Purchases from Shepherd Neame	$-	$7,044,200
Expense reimbursement to Shepherd Neame	$-	$515,300
Purchase from HUK	$6,523,700	$-
Expense reimbursement to HUK	$507,900	$-
Interest on HUK debt	$40,200	$-
Borrowing from Catamaran	$1,000,000	$-
Interest on Catamaran notes	$14,800	$-
Interest expense related to UBA convertible notes	$45,100	$45,100

	June 30, 2014	Dec 31, 2013
ACCOUNT BALANCES
Accounts payable and accrued liability to Shepherd Neame	$-	$2,841,800
Accounts receivable and prepayments - Shepherd Neame	$-	$282,900
Accounts payable and accrued liability to HUK	$1,846,400	$-

12. Segment Information

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

A summary of each segment is as follows:

Six months ended June 30, 2014
	North American Territory	Foreign Territory	Total

Net Sales	$5,979,500	$10,783,200	$16,762,700
Operating Income (loss)	$(710,300)	$428,800	$(281,500)
Identifiable Assets	$14,749,600	$4,539,500	$19,289,100
Depreciation & Amortization	$339,200	$213,400	$552,600
Capital Expenditures	$57,700	$187,000	$244,700

Six months ended June 30, 2013
	North American Territory	Foreign Territory	Total

Net Sales	$7,374,700	$10,371,700	$17,746,400
Operating Income (loss)	$(249,400)	$50,500	$(198,900)
Identifiable Assets	$15,939,700	$3,587,200	$19,526,900
Depreciation & Amortization	$323,200	$200,200	$523,400
Capital Expenditures	$283,000	$168,500	$451,500

13. Unrestricted Net Assets

Our wholly-owned subsidiary, UBIUK, has undistributed losses of $1,378,800 as of June 30, 2014. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,710,500. Condensed financial information of MBC together with its other subsidiary, Releta is as follows:

	June 30, 2014	December 31, 2013
	(unaudited)
Balance Sheets
Assets
Cash and cash equivalents	$56,300	$113,700
Accounts receivable, net	1,985,200	1,512,300
Inventories	1,930,100	2,217,300
Other current assets	286,000	165,500
Total current assets	4,257,600	4,008,800

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	10,199,900	10,519,200
Intercompany receivable	588,000	716,700
Other assets	292,100	324,500
Total assets	$16,562,600	$16,794,200

Liabilities
Line of credit	$1,496,700	$1,517,200
Accounts payable	2,365,500	2,524,500
Accrued liabilities	1,118,900	1,001,700
Note payable related party	1,014,800	-
Current maturities of debt and capital leases	4,185,900	4,453,300
Total current liabilities	10,181,800	9,496,700

Long-term capital leases	15,100	17,700
Subordinated convertible notes payable	3,543,100	3,497,900
Total liabilities	13,740,000	13,012,300

Stockholders’ equity
Common stock	15,100,300	15,100,300
Preferred stock	227,600	227,600
Accumulated deficit	(12,505,300)	(11,546,000)
Total stockholders’ equity	2,822,600	3,781,900
Total liabilities and stockholders’ equity	$16,562,600	$16,794,200

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Statements of Operations
Net sales	$3,244,600	$3,790,300	$5,979,500	$7,374,700
Cost of goods sold	(2,699,900)	(3,061,800)	(5,058,300)	(5,844,400)
Sales, marketing, and retail expenses	(341,100)	(430,200)	(706,400)	(814,600)
General and administrative expenses	(424,800)	(485,400)	(928,200)	(1,024,100)
Loss from operations	(221,200)	(187,100)	(713,400)	(308,400)

Other income	8,800	39,800	10,700	74,400
Interest expense	(130,900)	(102,200)	(256,600)	(200,400)
Provision for taxes	-	-	-	(5,000)
Net loss	$(343,300)	$(249,500)	$(959,300)	$(439,400)

	Six months ended June 30
	2014	2013
	(unaudited)	(unaudited)
Statements of Cash Flows
Cash flows from operating activities	$(837,900)	$27,200
Purchase of property and equipment	(57,700)	(283,000)
Proceeds from sale of assets	-	-
Net borrowing (repayment) on line of credit	(20,500)	75,700
Borrowing on note payable	1,000,000
Borrowing on long term debt	-	539,700
Repayment on long term debt	(267,400)	(256,800)
Payment on obligation under capital lease	(2,600)	(3,100)
Net change in payable to UBI	128,700	(128,000)
Decrease in cash	(57,400)	(28,300)
Cash, beginning of period	113,700	123,200
Cash, end of period	$56,300	$94,900

14. Income Taxes

In the six months ended June 30, 2014 we did not record tax expenses due to net loss and for the six months ended June 30, 2013, we recorded income tax expenses related to state franchise taxes only. We also have availability of deferred tax assets to offset any taxable income in the US (at the federal and state level to the extent applicable) and the UK. We have established a full valuation allowance against our deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized has not yet been met. During the six months ended June 30, 2014 and June 30, 2013, our effective tax rates were de minimis. The difference between our effective tax rates and the US and UK statutory rates resulted primarily from changes in the deferred tax asset valuation allowance.

Our major tax jurisdictions are (i) US (federal), (ii) California (state), (iii) New York (state) and (iv) UK. Tax returns remain open to examination by the applicable governmental authorities for tax years 2010 through 2013. The federal and state taxing authorities may choose to audit tax returns for prior years due to significant tax attribute carryforwards for those prior years. However, such audits will be limited to adjustments to such carryforward tax attributes. The Company is not currently being audited in any tax jurisdiction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition and cash flows for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Segment Information

Prior to 2001, our business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With our acquisition of UBIUK in August 2001, however, we gained a new business segment - distribution of beer outside the US, primarily in the UK and continental Europe, (collectively, the “Foreign Territory”). This segment accounted for 63% and 57% of our gross sales during the first six months of the years 2014 and 2013, respectively, with the US and Canada (the “North American Territory”) accounting for the remaining 37% and 43% during the first six months of the years 2014 and 2013, respectively.

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

Summary of Financial Results

We ended the first six months of the year 2014 with a net loss of $605,600, as compared to a net loss of $423,300 for the same period in 2013. As set forth more fully under “Results of Operations,” below, the net loss during the first six months of the year 2014 was attributable to a reduction in US sales revenues, mainly because of increased competition and a reduction in our contract brewing business.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared To Three Months Ended June 30, 2013

Net Sales

Our overall net sales for the second quarter of 2014 were $8,912,700, a decrease of $598,900, or 6.3%, compared to $9,511,600 for the second quarter of 2013. The decrease was due to a reduction in sales of both our brands and contract brands in the North American Territory.

North American Territory: Our net sales for the second quarter of 2014 were $3,244,600 compared to $3,790,300 for the same period in 2013, a decrease of $545,700, or 14.4%, mainly due to decreased sales volume. The sales volume decreased to 16,500 barrels in the second quarter of 2014 from 19,100 barrels in the second quarter of 2013; a net decrease of 2,600 barrels, or 13.6% mainly due to reduction in sales of MBC’s brands due to competitive pressure and the resignation of three Area Sales Managers in key markets. These positions have now been filled. We are redesigning our product packaging to enhance its appeal, introducing new products and continuing to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah, California and Saratoga Springs, New York brewing facilities.

Foreign Territory: Net sales for the second quarter of 2014 were $5,668,100 compared to $5,721,300 during the corresponding period of 2013, a marginal decrease of $53,200, or 0.9%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the second quarter of 2014 was 68.7%, as compared to 73.1% during the corresponding period of 2013.

North American Territory: Cost of goods sold as a percentage of net sales in the US during the second quarter of 2014 was 83.2%, compared to 80.8% during the corresponding period of 2013. Utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. Our production capacity is currently under-utilized, and the lower sales volume in 2014 caused decreases in productivity.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the second quarter of 2014 was 60.4%, as compared to 68.6% during the corresponding period in 2013. The reduction was due to a lower purchase price negotiated with Heineken UK Limited (“HUK”).

Gross Profit

Due to reduction in sales revenue and higher cost of goods in the North American Territory, offset partly by the lower cost of goods in the Foreign Territory, gross profit for the second quarter of 2014 was $2,790,800 compared to $2,557,400 during the corresponding period of 2013 (an increase of $233,400 or 9.1%). As a percentage of net sales, gross profit during the second quarter of 2014 increased to 31.3% from 26.9% for the second quarter of 2013.

Operating Expenses

Operating expenses for the second quarter of 2014 were $2,752,400, an increase of $237,400, or 9.4%, as compared to $2,515,000 for the corresponding period of 2013. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the second quarter of 2014 were $1,607,300, as compared to $1,410,300 for the second quarter of 2013, representing an increase of $197,000 or 14%.

North American Territory: Marketing and distribution related expenses for the second quarter of 2014 were $341,100 compared to $430,200 during the corresponding period of 2013, representing a decrease of $89,100 or 20.7%. As a percentage of net sales in the US, such expenses decreased to 10.5% during the second quarter of 2014, compared to 11.4% during the corresponding period of 2013. The decrease was due to a reduction in manpower and associated travel costs.

Foreign Territory: Marketing and distribution related expenses for the second quarter of 2014 were $1,266,200 compared to $980,100 during the corresponding period of 2013, representing an increase of $286,100, or 29.2%. This increase is mainly due to additional manpower and costs associated with developing and promoting new package design. As a percentage of net sales in the UK, marketing and distribution related expenses increased to 22.3% during the second quarter of 2014 compared to 17.1% during the corresponding period of 2013.

General And Administrative Expenses: Our general and administrative expenses were $1,145,100 for the second quarter of 2014, representing an increase of $40,400 or 3.7%, from $1,104,700 for the corresponding period in 2013.

North American Territory: General and administrative expenses in the North American Territory were $424,800 for the second quarter of 2014, representing a decrease of $60,600, or 12.5%, compared to $485,400 for the second quarter of 2013. The decrease is due to a reduction in manpower.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $720,300 for the second quarter of the year 2014, representing an increase of $101,000 or 16.3%, when compared to $619,300 for the second quarter of 2013. The increase was mainly due to higher salaries paid to administrative employees and a rise in various miscellaneous operating expenses.

Other Expenses

Net other expenses for the second quarter of 2014 totaled $175,400, representing an increase of $63,900, or 57.3%, when compared to $111,500 for the second quarter of 2013. The increase was due to growth in interest expenses associated with additional borrowing in Foreign Territory and the default interest levied by Cole Taylor.

Income Taxes

We made no income tax provisions for the second quarters of 2014 and 2013.

Net Loss

Our net loss for the second quarter of 2014 was $137,000, compared to net loss of $69,100 for the second quarter of 2013. After providing for a negative foreign currency translation adjustment of $28,900 during the second quarter of 2014 (as compared to negative adjustment of $4,200 for the same period in 2013), our comprehensive loss for the second quarter of 2014 was $165,900, compared to comprehensive loss of $73,300 for the same period in 2013. As discussed above, the primary reason for the loss was the drop in our sales revenue in the North American Territory.

Six Months Ended June 30, 2014 Compared To Six Months Ended June 30, 2013

Net Sales

Our overall net sales for the first six months of 2014 were $16,762,700, a decrease of $983,700, or 5.5%, compared to net sales of $17,746,400 for the same period in 2013.

North American Territory: Net sales for the first six months of 2014 were $5,979,500 compared to $7,374,700 for the same period in 2013, a decrease of $1,395,200 or 18.9%. Our North American sales volumes decreased to 29,400 barrels during the first six months of 2014 from 36,500 barrels in the first six months of 2013, representing a decrease of 7,100 barrels or 19.4%. Sales of MBC’s brands decreased by 4,200 barrels, sales of Kingfisher brands decreased by 100 barrels and sales of contract brands decreased by 2,800 barrels during the first six months of 2014 compared to the same period in 2013. We are redesigning our product packaging to enhance its appeal and introducing new products. We continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah, California and Saratoga Springs, New York brewing facilities, and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the North American Territory.

Foreign Territory: Net sales for the first six months of 2014 were $10,783,200 compared to $10,371,700 during the corresponding period of 2013, an increase of $411,500 or 4%. The increase is partly attributable to higher sales in continental Europe, including sales pursuant to a new brewing contract in Germany.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first six months of 2014 was 69.5%, as compared to 72.8% during the corresponding period of 2013.

North American Territory: Cost of goods sold as a percentage of net sales in the North American Territory during the first six months of 2014 was 84.6%, as compared to 79.3%, during the corresponding period of 2013. Generally, when facilities are operating at higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. Our production capacity is currently under-utilized, and the lower sales volume in 2014 caused decreases in productivity.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the first six months of 2014 was 61.1%, as compared to 68.8% during the corresponding period in 2013. The reduction was due to a lower purchase price negotiated with HUK.

Gross Profit

As a result of an increase in sales revenue and a decrease in cost of goods in Foreign Territory, gross profit for the first six months of 2014 increased to $5,119,100 from $4,824,300 during the corresponding period of 2013. As a percentage of net sales, the gross profit during the first six months of 2014 increased to 30.5% from 27.2% during the corresponding period in 2013.

Operating Expenses

Operating expenses for the first six months of 2014 were $5,400,600, an increase of $377,400, or 7.5%, as compared to $5,023,200 for the corresponding period of the year 2013. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the first six months of the year 2014 were $3,135,200, as compared to $2,651,300 for the same period in 2013, representing an increase of $483,900 or 18.3%.

North American Territory: Marketing and distribution related expenses for the first six months of 2014 were $706,400 compared to $814,600 during the corresponding period of 2013, representing a decrease of $108,200 or 13.3%. The decrease was mainly due to a reduction in manpower and a related decrease in money spent on employee travel. These expenses equaled 11.8% of net sales in the US during the first six months of the year 2014, compared to 11% during the corresponding period of 2013.

Foreign Territory: Marketing and distribution related expenses for the first six months of 2014 increased to $2,428,800 compared to $1,836,700 during the corresponding period of 2013, representing an increase of $592,100 or 32.2%. Marketing and distribution expenses were 22.5% of net sales in Foreign Territory during the first six months of 2014 and compared to 17.7% during the first six months of 2013. This increase is mainly due to new hires and costs associated with developing and promoting new package design.

General And Administrative Expenses: Our general and administrative expenses were $2,265,400 for the first six months of the year 2014, representing a decrease of $106,500, or 4.5%, from $2,371,900 for the corresponding period in 2013.

North American Territory: General and administrative expenses in the North American Territory were $928,200 for the first six months of 2014, representing a decrease of $95,900, or 9.4%, from $1,024,100 for the same period in 2013 due to a reduction in the number of administrative employees.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $1,337,200 for the first six months of 2014, representing a marginal decrease of $10,600, or 0.8%, as compared to $1,347,800 for the same period in 2013.

Other Expenses

Net other expenses for the first six months of 2014 totaled $324,100 representing an increase of $104,700, or 47.7%, when compared to $219,400 for the same period in 2013. The increase was due to an increase in interest expenses associated with additional borrowing in the Foreign Territory and the default interest levied by Cole Taylor.

Income Taxes

We had a provision of $0 for income taxes for the first six months of 2014 compared to a provision of $5,000 for the corresponding period in 2013.

Net Loss

Our net loss for the first six months of 2014 was $605,600, as compared to net loss of $423,300 for the first six months of 2013. After providing for a negative foreign currency translation adjustment of $40,300 during the first six months of 2014 (as compared to a positive foreign currency translation adjustment of $148,400 for the same period in 2013), comprehensive loss for the first six months of 2014 was $645,900, compared to comprehensive loss of $274,900 for the same period in 2013. As stated above, the primary reason for the loss was the drop in sales revenues during the period in the North American Territory.

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

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). The Agreement provides a credit facility with a maturity date of June 23, 2016, of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. Convertible promissory notes issued to United Breweries of America, Inc. (“UBA”), one of the Company’s principal shareholders, are subordinated to the Cole Taylor facility.

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

On April 18, 2014, MBC and Releta received a second notice (the “Second Default Notice”) from Cole Taylor regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. As stated in the Second Default Notice, the Company has continued to be in default on the fixed charge coverage ratio for each measurement period beginning March 31, 2013 through February 29, 2014. The fixed charge coverage ratio was initially required to be at least 1.05 to 1.00, but as of July 31, 2013, the fixed charge coverage ratio was increased to 1.10 to 1.00. The Company calculated that the fixed charge coverage ratio as of June 30, 2014 was -0.81 to 1.

The Second Default Notice also stated that the tangible net worth of MBC and Releta continued to fall short of the required amount as measured through February 28, 2014. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of June 30, 2014 and the actual tangible net worth on such date was $4,989,400. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

The Second Default Notice required MBC and Releta to engage a consultant to perform a viability analysis and prepare a revised projection for 2014, to be delivered to Cole Taylor on or before April 30, 2014. MBC and Releta engaged a consultant and delivered a revised projection on April 30, 2014.

Cole Taylor has not waived the events of default described in the Default Notice or the Second Default Notice and has reserved the right to all other available rights and remedies under the Agreement, certain other related documents and applicable law. Cole Taylor could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason. The Company has not received any notice or other communication from Cole Taylor that it intends to exercise any other remedies available to it under the Agreement in connection with the events of default. Cole Taylor continues to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement. The exercise of additional remedies by Cole Taylor may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

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

At June 30, 2014, we had cash and cash equivalents of $56,900, an accumulated deficit of $15,313,200, and a working capital deficit of $6,845,700 due to losses incurred and reclassification of debts owing to Cole Taylor as a result of the default under the Agreement described above.

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

The Company received a letter dated November 11, 2013 from UBHL expressing its willingness to commit to invest $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment. In the letter, UBHL stated that it would consider additional investment based on a business plan to be provided by the Company. The Company has not provided a business plan and there has been no further communication with UBHL regarding the investment.

On January 22, 2014, Catamaran Services, Inc. (“Catamaran”), a related party provided a note loan of $500,000 repayable upon receipt of investment by UBHL described above. On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note. On each date on which Catamaran provided a note loan, the Company received a letter from Cole Taylor permitting the Company to obtain loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Cole Taylor pursuant to the Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” is a payment made from the portion of an equity investment by the Company’s majority shareholder that is over $500,000. Catamaran Holdings, Ltd., the sole shareholder of Catamaran (“Holdings”), has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL. The Company has asked Catamaran whether any relationships exist between the shareholders of Holdings and any affiliates of the Company, and has not received a response to such inquiries.

Management has taken several actions to enable us to meet our working capital needs through June 30, 2015, including reducing discretionary expenditures, expanding business in new territories, reducing manpower, introducing new products, and securing additional brewing contracts in an effort to utilize a portion of excess production capacity. We are changing the packaging designs of almost all of the Company’s brands. We may also seek additional capital infusions to support our operations.

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

Our ability to meet future working capital requirements will depend on many factors, including the rate of our revenue growth or contraction, whether we successfully introduce new products and expansion of sales and marketing activities. There can be no assurance that we will be able to increase sales to provide cash for operating activities. To the extent our available cash is insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements, or public or private equity or debt financings. We may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

Cash Flow Results

Net cash used in operating activities for the six months ended June 30, 2014 was $371,300, compared to net cash used in operations of $44,800 for the six months ended June 30, 2013. Accounts payable during the first six months of 2014 decreased by $515,500, mainly due to a reduction in the accounts payable in our Foreign Territory. Our inventory decreased by $228,500 during the first six months of 2014 and such fluctuation is normal. Accrued liabilities increased by $611,900 mainly due to increased procurement of goods and services in the Foreign Territory as a result of increased sales.

Net cash used in investing activities totaled $228,400 for the first six months of 2014, compared to $451,500 during the corresponding period in 2013, related to higher spending on production and dispensing equipment in 2013 compared to 2014.

Net cash provided by financing activities during the first six months of 2014 totaled $349,800 (compared to net cash provided by financing activities during the first six months of 2013 of $357,800) as a result of a net increase in borrowing against the notes payable to Catamaran in the North American Territory offset by decreased use of a revolving line of credit in the Foreign Territory and repayment of debts to Cole Taylor and HUK.

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

As previously disclosed, the Company has been in default of the fixed charge coverage ratio and the minimum tangible net worth requirement among other covenants contained in the Agreement. On September 18, 2013 and April 18, 2014, MBC and Releta received the Default Notice and the Second Default Notice, respectively, from Cole Taylor regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at the option of Cole Taylor, be declared, and immediately shall become, due and payable, without notice of any kind. The Default Notice stated that Cole Taylor has elected to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement effective September 1, 2013 and the Second Default Notice required us to engage a consultant to perform a viability analysis and prepare a revised projection for 2014. For more details on this default, please refer to “Liquidity and Capital Resources” in Item 2 above.

Master Line of Credit and UBA Notes

On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen separate advances to us under the Credit Agreement and one additional advance on March 2, 2005 on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the “UBA Notes”). Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement and an amendment to the March 2, 2005 note (together, the “Extension Agreements”). The Extension Agreements, as amended, confirm UBA’s extension of the terms of the UBA Notes for a period ending on June 30, 2015 with automatic renewals after such maturity date for successive one year terms, provided that either MBC or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term.

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

The aggregate outstanding principal amount of the UBA Notes as of June 30, 2014 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,627,700, for a total amount outstanding of $3,543,100.

As of June 30, 2014, the outstanding principal and interest on the UBA Notes was convertible into 2,379,622 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, any conversion may occur at a lower price.

Catamaran Notes:

On January 22, 2014, the Company issued a promissory note to Catamaran in the principal amount of $500,000. Holdings has directors in common with Inversiones, one of the major shareholders of the Company. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL. The Company has asked Catamaran whether any relationships exist between the shareholders of Holdings and any affiliates of the Company, and has not received a response to such inquiries. On April 24, 2014, the Company issued another note to Catamaran in the principal amount of $500,000 on terms similar to the note issued on January 22, 2014.

Pursuant to the terms of the notes, the Company promises to pay the principal sum of $500,000 with accrued interest, as described below, to Catamaran within six months following the date of the note, subject to the receipt by the Company of an equity investment by its majority shareholder (the “Shareholder Investment”) in an amount sufficient either (a) to pay the notes through Permitted Payments, as defined below, or (b) to pay both the notes and certain existing obligations of the Company to Cole Taylor in full. “Permitted Payments” on the notes are payments made from the portion of a Shareholder Investment that is in excess of $500,000.

If the Company is not able to satisfy its obligations on the notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until a Shareholder Investment sufficient to satisfy the notes is received. Interest shall accrue from the date of the notes on the unpaid principal at a rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America Corporation in San Francisco, California, or (ii) ten percent (10%) per annum, until the principal is fully paid.

The notes may be prepaid without penalty at the option of the Company; however, no payments on the notes may be made unless such payment is a Permitted Payment or certain existing obligations of the Company to Cole Taylor have been satisfied in full. The notes may not be amended without the prior written consent of Cole Taylor.

Other Loans, Credit Facilities and Commitments

Heineken Loan

On April 18, 2013, KBEL entered into a Loan Agreement with Heineken UK Limited (“HUK”) pursuant to which HUK agreed to provide KBEL with a secured term loan facility of £1,000,000 which was made available, upon the fulfillment of certain conditions precedent, on October 9, 2013 and is to be repaid in full by October 9, 2016. Interest on the loan is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an event of default, as defined in the Loan Agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-Licence Agreement entered between HUK, UBIUK, KBEL and United Breweries Limited (“UB Limited”). Affiliates of HUK are significant shareholders of UB Limited, an Indian corporation. UB Limited has arrangements with affiliates of HUK pursuant to which UB Limited brews Heineken beer for the Indian market. The Chairman of the Board of Directors of the Company, Dr. Vijay Mallya, is also the Chairman of the Board of Directors of UB Limited.

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

Keg Management Arrangement

In September 2009, we entered into a keg management agreement with MicroStar Keg Management LLC (“MircoStar”). Under this arrangement, MicroStar provides us with half-barrel kegs for which we pay filling and usage fees. Distributors return the kegs directly to MicroStar. MicroStar then supplies us with additional kegs. The agreement is effective for five years ending in September 2014. Upon termination of this agreement, we are required to purchase four times the average monthly keg usage for the preceding six-month period from MicroStar. We anticipate that we would finance such purchase through debt or lease financing, if available. However, there can be no assurance that we will be able to finance the purchase of the required kegs. Our failure to purchase the required kegs from MicroStar upon termination of the agreement would likely have a material adverse effect on our operations.

Weighted Average Interest

The weighted average annual interest rates accrued on our debts were 5.8% and 4.1% for the first six months of 2014 and 2013, respectively.

Current Ratio

Our ratio of current assets to current liabilities on June 30, 2014 was 0.53 to 1.0 and our ratio of total assets to total liabilities was 1.0 to 1.0. Our ratio of current assets to current liabilities on June 30, 2013 was 0.51 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0.

Restricted Net Assets

UBIUK has undistributed losses of $1,378,800 as of June 30, 2014. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,710,500.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the quarter ended June 30, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of June 30, 2014.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending June 30, 2014) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The discussions of our relationship with Cole Taylor included under “Liquidity and Capital Resources” and under the subheading “Cole Taylor Facility” under “Description of Our Indebtedness”, both set forth in Item 2 of PART I of this Report, are hereby incorporated by reference in their entirety.

Item 6. Exhibits

Exhibit Number	Description

10.1	Promissory Note of Mendocino Brewing Company, Inc. in favor of Catamaran Services, Inc. dated April 24, 2014.*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**
32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MENDOCINO BREWING COMPANY, INC.

Dated: August 14, 2014	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2014	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

