Form 10-Q
period 2014-09-30
MENDOCINO BREWING CO INC
filed 2014-11-14
CIK 919134

United states

securities and exchange commission

Washington, D.C. 20549

Form 10-q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of the issuer’s common stock outstanding as of November 13, 2014 is 12,611,133.

MENDOCINO BREWING COMPANY, INC.

2

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$47,200	$324,800
Accounts receivable, net	4,666,100	4,119,300
Inventories	1,930,000	2,242,000
Prepaid expenses	727,300	591,600

Total Current Assets	7,370,600	7,277,700

Property and Equipment, net	11,405,900	11,664,800
Deposits and other assets	316,400	324,500

Total Assets	$19,092,900	$19,267,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$2,013,500	$2,245,000
Accounts payable	4,623,200	4,893,800
Accrued liabilities	2,055,400	1,467,900
Note payable to related party	1,026,700	-
Current maturities of long-term debt, others	4,047,000	4,448,000
Current maturities of long-term debt to related party	540,700	552,500
Current maturities of obligations under capital leases	5,300	5,300
Total Current Liabilities	14,311,800	13,612,500

Long-Term Liabilities
Subordinated convertible notes to related party	3,566,000	3,497,900
Long term debt to related party, less current maturity	675,800	1,104,900
Long term lease, less current maturities	14,000	17,700
Total Long-Term Liabilities	4,255,800	4,620,500

Total Liabilities	18,567,600	18,233,000

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	427,800	413,700
Accumulated deficit	(15,230,400)	(14,707,600)
Total Stockholders’ Equity	525,300	1,034,000

Total Liabilities and Stockholders’ Equity	$19,092,900	$19,267,000

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30		September 30
	2014	2013	2014	2013
Sales	$9,339,900	$9,415,500	$26,405,800	$27,528,700
Excise taxes	179,800	224,500	483,000	591,300
Net sales	9,160,100	9,191,000	25,922,800	26,937,400
Cost of goods sold	6,240,300	6,595,700	17,883,900	19,517,800
Gross profit	2,919,800	2,595,300	8,038,900	7,419,600
Operating expenses
Marketing	1,479,300	1,409,400	4,614,500	4,060,700
General and administrative	1,202,200	1,076,500	3,467,600	3,448,400
Total operating expenses	2,681,500	2,485,900	8,082,100	7,509,100
Income (loss) from operations	238,300	109,400	(43,200)	(89,500)
Other income (expense)

Other income	21,400	6,400	32,100	18,300
Profit on sale of asset	600	-	16,900	-
Interest expense	(177,500)	(135,500)	(528,600)	(366,800)
Total other expenses	(155,500)	(129,100)	(479,600)	(348,500)
Income (loss) before income taxes	82,800	(19,700)	(522,800)	(438,000)
Provision for income taxes	-	-	-	5,000

Net income (loss)	$82,800	$(19,700)	$(522,800)	$(443,000)

Foreign currency translation income (loss)	54,400	(118,900)	14,100	29,500

Comprehensive income (loss)	$137,200	$(138,600)	$(508,700)	$(413,500)

Net income (loss) per common share –
Basic and Diluted	$0.01	$(0.00)	$(0.04)	$(0.04)

Weighted average common shares outstanding –
Basic	12,611,133	12,611,133	12,611,133	12,611,133
Diluted	15,006,176	12,611,133	12,611,133	12,611,133

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(522,800)	$(443,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	845,000	797,700
Provision for doubtful accounts	(38,300)	(48,800)
Interest accrued on related party debt	94,800	68,000
Profit on sale of assets	(17,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(532,400)	1,033,700
Inventories	310,200	(233,000)
Prepaid expenses	(147,800)	(98,500)
Deposits and other assets	(3,700)	(89,700)
Accounts payable	(225,900)	(531,800)
Accrued liabilities	613,000	(37,400)
Net cash provided by operating activities	375,100	417,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(642,700)	(665,100)
Proceeds from sale of fixed assets	17,000	-
Net cash used in investing activities	(625,700)	(665,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on lines of credit	(216,200)	(56,200)
Borrowing on long-term debt	-	539,700
Borrowing on note payable	1,000,000	-
Repayment on long-term debt	(818,300)	(390,500)
Payments on obligations under long term leases	(3,700)	(3,100)
Net cash (used in) provided by financing activities	(38,200)	89,900

EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,200	200

NET CHANGE IN CASH	(277,600)	(157,800)

CASH, beginning of period	324,800	198,500

CASH, end of period	$47,200	$40,700

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$5,000
Interest	$433,800	$298,800

NON CASH INVESTING AND FINANCING ACTIVITIES	$-	$-

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc. (the “Company” or “MBC”), was formed in 1983 in California, and has two operating subsidiaries: Releta Brewing Company, LLC (“Releta”), and United Breweries International (UK) Limited (“UBIUK”). In the United States (the “US”), MBC and Releta each operate a brewery that produces beer for the specialty “craft” segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The majority of sales for MBC in the US are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws.

MBC’s United Kingdom (“UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe Limited (“KBEL”). KBEL is a distributor of alcoholic beverages, mainly Kingfisher Premium Lager Beer, in the UK and Europe. The offices of KBEL are located in Maidstone, Kent in the UK. In addition, during the period covered by this report, through UBIUK, the Company had production and distribution rights to Kingfisher Premium Lager in Canada and the United States. The Company has the right to use the Kingfisher mark and the name “Kingfisher Brewing Company” in connection with the brewing and distribution of Kingfisher Premium Lager Beer in the United States pursuant to an agreement with Kingfisher America, Inc.

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

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the US. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in our most recent Annual Report on Form 10-K, as filed with the SEC, which contains additional financial and operating information and information concerning significant accounting policies followed by the Company. The financial statements and notes are representations of our management (“Management”) and board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

Operating results from the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period.

Reclassifications

Certain items in the financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in our significant accounting policies during the nine months ended September 30, 2014 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

“Delivery Has Occurred or Services Have Been Performed” – We deliver the products prior to recognizing revenue and we perform services as per contractual terms. Product is considered delivered upon delivery to a customer’s designated carrier, and services are considered performed upon completion of our contractual obligations.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to a borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $33,800 for the nine months ended September 30, 2014 and 2013, and $11,300 for the three months ended September 30, 2014 and 2013.

Concentration of Credit Risks

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of our cash and cash equivalents are deposited with commercial banks in the US and the UK that have minimal credit risk. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. As of September 30, 2014, we have approximately $2,776,600 of accounts receivable due from UK customers.

Labor disputes, work stoppages or other disruptions in production could adversely affect us. As of September 30, 2014, union members represented approximately 18% of our US-based workforce. MBC has approximately fourteen employees at its Ukiah, California facility who are working under a collective bargaining agreement that expires on July 31, 2018.

Income Taxes

We account for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. We periodically assess uncertain tax positions that we have taken or expect to take on tax returns, including decisions whether to file returns in any particular jurisdiction. We have evaluated our tax positions and have determined that there were no uncertain tax benefits as of September 30, 2014 and December 31, 2013.

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

	Three months ended		Nine months ended
	9/30/2014	9/30/2013	9/30/2014	9/30/2013
Net income (loss)	$82,800	(19,700)	$(522,800)	(443,000)
Weighted average common shares outstanding	12,611,133	12,611,133	12,611,133	12,611,133
Basic net income (loss) per share	$0.01	(0.00)	$(0.04)	(0.04)
Interest expense on convertible notes	$22,900	-	$-	-
Income (loss) for computing diluted net income per share	$105,700	(19,700)	$(522,800)	(443,000)
Incremental shares from assumed exercise of dilutive securities	2,395,043	-	-	-
Dilutive potential common shares	15,006,176	12,611,133	12,611,133	12,611,133
Diluted net earnings (loss) per share	$0.01	(0.00)	$(0.04)	(0.04)

Foreign Currency Translation

The local currency in the UK, the UK Pound Sterling, is the functional currency for our UK subsidiaries. Financial statements of these subsidiaries are translated into US dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation adjustments associated with net assets or liabilities are reported in non-owner changes in equity. Any exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred, in the same financial statement caption as the underlying transaction, and are not material for any year shown. Cash flows were translated at the average exchange rates for the nine months then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), to provide guidance on management’s responsibility to perform interim and annual assessments of an entity’s ability to continue as a going concern and to provide related disclosure requirements. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Management will adopt this standard if applicable from its effective period.

2. Liquidity and Management Plans

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). Cole Taylor merged into MB Financial Bank, an Illinois banking corporation (“MB Financial”) on August 18, 2014. As used in this Report, “Lender” shall refer to Cole Taylor prior to August 18, 2014 and to MB Financial, as successor in interest to Cole Taylor on or after August 18, 2014. The Agreement provides a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. Convertible promissory notes issued to United Breweries of America, Inc. (“UBA”), one of the Company’s principal shareholders, are subordinated to the Lender’s facility.

The Agreement requires MBC and Releta to maintain certain minimum fixed charge coverage ratios for trailing twelve month periods and minimum tangible net worth. The minimum tangible net worth MBC and Releta are required to maintain is subject to increase based on the net income of MBC and Releta. On March 29, 2013, MBC, Releta, and Lender entered into a First Amendment (the “Amendment”) to the Agreement to clarify the method by which the fixed charge coverage ratio is calculated, with retrospective application.

The required fixed charge coverage ratio for the trailing twelve month periods ended March 31, 2013 onwards fell short of the required ratio. The tangible net worth fell short of the required amount for the period beginning June 1, 2013 onwards.

On September 18, 2013, MBC and Releta received a notice (the “Default Notice”) from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement.

The Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at the option of the Lender, be declared, and immediately shall become, due and payable, without notice of any kind. The event of default shall be deemed continuing until waived in writing by the Lender. The Default Notice states that Lender has elected, effective September 1, 2013, to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement. The Company estimates that the increased rate currently results in approximately $120,000 additional annual interest expense.

On April 18, 2014, MBC and Releta received a second notice (the “Second Default Notice”) from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. As stated in the Second Default Notice, the Company has continued to be in default on the fixed charge coverage ratio for each measurement period beginning March 31, 2013 through February 29, 2014. The required fixed charge coverage ratio was initially required to be at least 1.05 to 1.00, but as of July 31, 2013, the required fixed charge coverage ratio increased to 1.10 to 1.00 pursuant to the terms of the Agreement. The Company calculated that the fixed charge coverage ratio as of September 30, 2014 was -0.78 to 1.

The Second Default Notice also stated that the tangible net worth of MBC and Releta continued to fall short of the required amount as measured through February 28, 2014. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of September 30, 2014 and the actual tangible net worth on such date was $4,932,900. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

The Second Default Notice required MBC and Releta to engage a consultant to perform a viability analysis and prepare a revised projection for 2014, to be delivered to Lender on or before April 30, 2014. MBC and Releta engaged a consultant and delivered a revised projection on April 30, 2014.

Effective August 20, 2014, pursuant to a notice to MBC and Releta dated August 18, 2014 (the “Third Default Notice”) which referred to MBC’s and Releta’s continued failure to meet the required fixed charge coverage ratio and the tangible net worth requirement, Lender notified MBC and Releta that it would reduce the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant the revolving facility. Under the terms of the Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable. Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Agreement, certain other related documents and applicable law. Lender could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason. The Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Agreement in connection with the events of default. Lender continues to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

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

At September 30, 2014, the Company had cash and cash equivalents of $47,200, an accumulated deficit of $15,230,400, and a working capital deficit of $6,941,200 due to losses incurred and reclassification of debts owing to Lender as a result of the default under the Agreement described above.

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

The Company received a letter dated November 11, 2013 from UBHL expressing its willingness to commit to invest $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment. In the letter, UBHL stated that it would consider additional investment based on a business plan to be provided by the Company. The Company has not provided a business plan and there has been no further communication with UBHL regarding any additional investment.

On January 22, 2014, Catamaran Services, Inc., (“Catamaran”), a related party provided a note loan of $500,000 repayable upon receipt of an equity investment by the Company’s majority shareholder. On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note. (Please see - Note 5. Note payable to Related Party – below for details). On each date on which Catamaran provided a note loan, the Company received a letter from Lender permitting the Company to obtain loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” is a payment made from the portion of an equity investment by the Company’s majority shareholder that is over $500,000.

Management has taken several actions to enable the Company to meet its working capital needs through September 30, 2015, including reducing discretionary expenditures, expanding business in new territories, introducing new products, reducing manpower and securing additional brewing contracts in an effort to utilize a portion of excess production capacity. We have changed the packaging designs to revitalize the brands. We may also seek additional capital infusions to support our operations.

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

Inventories consist of the following:

	September 30, 2014	December 31, 2013
Raw Materials	$795,800	$813,000
Beer-in-process	295,900	357,700
Finished Goods	753,700	967,600
Merchandise	84,600	103,700
TOTAL	$1,930,000	$2,242,000

4. Secured Lines of Credit

In June 2011, Lender provided a revolving line of credit maturing in June 2016, from which borrowing can be made based on eligible receivables and inventory. The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility carries interest (including default interest) at a rate of prime plus 3% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of September 30, 2014 was $1,311,300. We have included as accounts receivable on our September 30, 2014 balance sheet, $1,889,500 of accounts receivables and $1,862,200 of inventory collateralized to Lender under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an invoice discounting facility to KBEL for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of September 30, 2014 was $702,200. Account balances totaling $2,776,600 of accounts receivables collateralized to RBS under this facility are included in our balance sheet as accounts receivable at September 30, 2014.

5. Notes Payable to Related Party

Notes payable to related party includes notes payable to Catamaran dated January 22, 2014 and April 24, 2014 for a total value of $1,026,700 including interest of $26,700 at US prime rate plus 1.5% per year, but not to exceed 10%. Catamaran Holdings, Ltd., the sole shareholder of Catamaran (“Holdings”), has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL. The Company has asked Catamaran whether any relationships exist between the shareholders of Holdings and any affiliates of the Company, and has not received a response to such inquiries.

The notes are payable within six months following the date of the notes, subject to the receipt by the Company of an equity investment by the Company’s majority shareholder in an amount sufficient either (a) to pay the notes through Permitted Payments, as defined below, or (b) to pay the notes and certain existing obligations of the Company to Lender. “Permitted Payments” on the notes are payments made from the portion of equity investment by the Company’s majority shareholder that is in excess of $500,000. If the Company is not able to satisfy its obligations on the notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until they are paid.

6. Long-Term Debt

Maturities of long-term debt for succeeding years are as follows:

	September 30, 2014	December 31, 2013
Loan from Lender, payable in monthly installments of $12,300, plus interest at prime plus 4% with a balloon payment of approximately $2,202,500 in June 2016; secured by substantially all assets of Releta and MBC.	$2,460,400	$2,570,900

Loans from Lender, payable in monthly installments of $32,300 plus interest at prime plus 3.5% with a balloon payment of approximately $908,700 in June 2016; secured by substantially all assets of Releta and MBC.	1,586,600	1,877,100
	4,047,000	4,448,000

Less current maturities	4,047,000	4,448,000
	$-	$-

7. Long-Term Debt – Related Party

	September 30, 2014	December 31, 2013
Loan from HUK, payable in quarterly installments of $135,200, plus interest at UK prime plus 5% maturing on October 9, 2016, secured by licensing rights pursuant to the Sub-Licence Agreement.	$1,216,500	$1,657,400
	1,216,500	1,657,400
Less current maturities	540,700	552,500
	$675,800	$1,104,900

Maturities of debt for succeeding years are as follows:

Three months ended December 31, 2014	$135,200
Year ended December 31, 2015	$540,700
Year ended December 31, 2016	$540,600

On April 18, 2013, KBEL entered into a Loan Agreement (the “Loan Agreement”) with HUK pursuant to which HUK provided KBEL with a secured term loan of £1,000,000 on October 9, 2013 to be repaid in twelve quarterly installment of £83,333.33 each, commencing from January 9, 2014 along with interest at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an Event of Default, as defined in the Loan Agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-Licence Agreement as described and defined in the Loan Agreement.

8. Capital Lease Obligations

The Company leases certain brewing equipment under an agreement that is classified as a capital lease. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of June 30, 2014, are as follows:

Three months Ending December 31, 2014	$1,600
Year Ending December 31, 2015	6,400
Year Ending December 31, 2016	6,400
Year Ending December 31, 2017	6,400
20,800
Less amounts representing interest	(1,500)
Present value of minimum lease payments	19,300
Less current maturities	5,300
Non-current leases payable	$14,000

9. Subordinated Convertible Notes Payable, Related Party

Subordinated convertible notes included notes payable to UBA (the “UBA Notes”) for a total value of $3,566,000 as of September 30, 2014, including interest at the prime rate plus 1.5% per year, but not to exceed 10%. Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. The UBA Notes have been extended until June 2015 but have automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term. Under the terms of the UBA Notes, UBA may demand payment within 60 days following the end of the extension period but UBA has agreed to subordinate the UBA Notes to the Company’s long-term debt agreements with Lender, which mature in June 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA Notes until the Lender facilities are repaid. The UBA Notes include $1,650,600 and $1,582,500 of accrued interest at September 30, 2014 and December 31, 2013, respectively.

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

On September 26, 2014, The New Buffalo Brewing Co., Inc. (“NBB”) initiated an action against Releta in the Supreme Court of the State of New York for the County of Erie to recover damages for alleged breaches of a Brewing Production Agreement between NBB and Releta dated September 6, 2013 (the “Brewing Production Agreement”), as well as for a declaration rescinding and nullifying the Brewing Production Agreement, and, in case of Releta’s failure to answer or appear, damages resulting from the alleged breaches, rescission of the Brewing Production Agreement, attorneys’ fees and any other relief deemed proper by the court. In a demand letter to Releta dated October 16, 2014, NBB demanded payment of the sum of $500,000. The Company has engaged a law firm in New York to respond.

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

11. Related-Party Transactions

The Company conducts business with United Breweries of America, Inc. (“UBA”), which owns approximately 25% of the Company’s common stock. Until October 2013, KBEL had significant transactions with Shepherd Neame, Ltd., which is a related party with respect to a former Board member. KBEL also had significant transactions with HUK beginning in October 2013. HUK is a related party with respect to one of MBC’s Board members.

The following tables reflect the value of transactions with Shepherd Neame and UBA during the nine months ended September 30, 2014 and 2013 and the balances outstanding as of September 30, 2014 and December 31, 2013.

TRANSACTIONS	September 30, 2014	September 30, 2013
Sales to Shepherd Neame	$-	$2,286,700
Purchases from Shepherd Neame	$-	$10,827,700
Expense reimbursement to Shepherd Neame	$-	$788,000
Purchase from HUK	$9,886,800	$-
Expense reimbursement to HUK	$774,600	$-
Interest on HUK debt	$79,000	$-
Borrowing from Catamaran	$1,000,000	$-
Interest on Catamaran notes	$26,700	$-
Interest expense related to UBA convertible notes	$68,100	$68,000

ACCOUNT BALANCES	September 30, 2014	December 31, 2013
Accounts payable and accrued liability to Shepherd Neame	$-	$70,400
Accounts receivable and prepayments - Shepherd Neame	$-	$5,000
Accounts payable and accrued liability to HUK	$1,723,900	$1,746,800

12. Segment Information

Our business presently consists of two segments – the North American Territory and the Foreign Territory. The Company’s operations in the North American Territory consist primarily of brewing and marketing proprietary craft beers. For distribution in the North American Territory, we brew our brands in our own facilities, which are located in Ukiah, California and Saratoga Springs, New York. Our operations in the Foreign Territory, which are conducted through UBIUK and KBEL, consist primarily of the marketing and distribution of Kingfisher Premium Lager Beer in the Foreign Territory.

A summary of each segment is as follows:

Nine months ended September 30, 2014
	North American Territory	Foreign Territory	Total

Net Sales	$9,564,000	$16,358,800	$25,922,800
Operating Income (loss)	$(781,500)	$738,300	$(43,200)
Identifiable Assets	$14,409,100	$4,683,800	$19,092,900
Depreciation & Amortization	$509,500	$335,500	$845,000
Capital Expenditures	$105,300	$537,400	$642,700

Nine months ended September 30, 2013
	North American Territory	Foreign Territory	Total

Net Sales	$11,057,400	$15,880,000	$26,937,400
Operating Income (loss)	$(321,100)	$231,600	$(89,500)
Identifiable Assets	$15,585,300	$3,764,000	$19,349,300
Depreciation & Amortization	$488,500	$309,200	$797,700
Capital Expenditures	$333,400	$331,700	$665,100

13. Unrestricted Net Assets

Our wholly-owned subsidiary, UBIUK, has undistributed losses of $1,023,900 as of September 30, 2014. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,622,000. Condensed financial information of MBC together with its other subsidiary, Releta, and exclusive of UBIUK, is as follows:

Balance Sheets	September 30, 2014 (unaudited)	December 31, 2013

Assets
Cash and cash equivalents	$45,200	$113,700
Accounts receivable, net	1,889,500	1,512,300
Inventories	1,862,200	2,217,300
Other current assets	207,300	165,500
Total current assets	4,004,200	4,008,800

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	10,088,500	10,519,200
Intercompany receivable	551,100	716,700
Other assets	316,400	324,500
Total assets	$16,185,200	$16,794,200

Liabilities
Line of credit	$1,311,300	$1,517,200
Accounts payable	2,509,900	2,524,500
Accrued liabilities	1,065,000	1,001,700
Note payable related party	1,026,700	-
Current maturities of debt and capital leases	4,052,300	4,453,300
Total current liabilities	9,965,200	9,496,700

Long-term capital leases	14,000	17,700
Subordinated convertible notes payable	3,566,000	3,497,900
Total liabilities	13,545,200	13,012,300

Stockholders’ equity
Preferred stock	227,600	227,600
Common stock	15,100,300	15,100,300
Accumulated deficit	(12,687,900)	(11,546,000)
Total stockholders’ equity	2,640,000	3,781,900
Total liabilities and stockholders’ equity	$16,185,200	$16,794,200

Statements of Operations	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,584,500	$3,682,700	$9,564,000	$11,057,400
Cost of goods sold	(2,879,200)	(2,849,800)	(7,937,500)	(8,694,200)
Sales, marketing, and retail expenses	(365,500)	(464,100)	(1,071,900)	(1,278,700)
General and administrative expenses	(412,900)	(477,500)	(1,341,100)	(1,501,600)
Loss from operations	(73,100)	(108,700)	(786,500)	(417,100)

Other income	22,100	37,700	32,800	112,100
Interest expense	(131,600)	(114,900)	(388,200)	(315,300)
Provision for taxes	--	--	--	(5,000)
Net loss	$(182,600)	$(185,900)	$(1,141,900)	$(625,300)

	Nine months ended September 30
	2014	2013
	(unaudited)	(unaudited)
Statements of Cash Flows
Cash flows from operating activities	$(518,900)	$405,500
Purchase of property and equipment	(105,300)	(333,400)
Proceed from sale of assets	700	-
Net borrowing (repayment) on line of credit	(205,900)	(116,500)
Borrowing on long term debt	-	539,700
Borrowing on note payable	1,000,000	-
Repayment on long term debt	(401,000)	(390,500)
Payment on obligation under capital lease	(3,700)	(3,100)
Net change in payable to UBI	165,600	(184,500)
Decrease in cash	(68,500)	(82,800)
Cash, beginning of period	113,700	123,200
Cash, end of period	$45,200	$40,400

14. Income Taxes

In the nine months ended September 30, 2014 we did not record tax expenses due to net loss and for the nine months ended September 30, 2013, we recorded income tax expenses related to state franchise taxes only. We also have deferred tax assets available to offset any taxable income in the US (at the federal and state level to the extent applicable) and the UK. We have established a full valuation allowance against our deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized has not yet been met. During the nine months ended September 30, 2014 and 2013, our effective tax rates were de minimis. The difference between our effective tax rates and the US and UK statutory rates resulted primarily from changes in the deferred tax asset valuation allowance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting our consolidated operating results, financial condition and cash flows for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Segment Information

Prior to 2001, our business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With our acquisition of United Breweries International (UK), Ltd. (“UBIUK”) in August 2001, however, we gained a new business segment - distribution of beer outside the US, primarily in the UK and continental Europe, (collectively, the “Foreign Territory”). This segment accounted for 62% and 58% of our gross sales during the first nine months of the years 2014 and 2013 respectively, with the US and Canada (the “North American Territory”) accounting for the remaining 38% and 42% during the first nine months of the years 2014 and 2013 respectively.

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

Summary of Financial Results

We ended the first nine months of the year 2014 with a net loss of $522,800, as compared to a net loss of $443,000 for the same period in 2013. As set forth more fully under “Results of Operations,” below, the net loss during the first nine months of the year 2014 was attributable to a reduction in US sales revenues. The main causes of the reduction are increased competition and a reduction in our contract brewing business.

Results of Operations

Three Months Ended September 30, 2014 Compared To Three Months Ended September 30, 2013

Net Sales

Our overall net sales for the third quarter of 2014 were $9,160,100, a decrease of $30,900, or 0.3%, compared to $9,191,000 for the third quarter of 2013. The decrease was due to decreases in sales of our brands and contract brands in the North American Territory.

North American Territory: Our net sales for the third quarter of 2014 were $3,584,500 compared to $3,682,700 for the same period in 2013, a decrease of $98,200, or 2.7%, mainly due to decreased sales volume. The sales volume decreased to 17,900 barrels in the third quarter of 2014 from 18,400 barrels in the third quarter of 2013; a net decrease of 500 barrels, or 2.7% mainly due to reduction in sales of MBC’s brands due to competitive pressure. We have redesigned our product packaging to enhance its appeal, and continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah, California and Saratoga Springs, New York brewing facilities.

Foreign Territory: Net sales for the third quarter of 2014 were $5,575,600 compared to $5,508,300 during the corresponding period of 2013, an increase of $67,300, or 1.2% when measured in US Dollars. The increase in sales was due to higher sales volume.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the third quarter of 2014 was 68.1%, as compared to 71.8% during the corresponding period of 2013.

North American Territory: Cost of goods sold as a percentage of net sales in the US during the third quarter of 2014 was 80.3%, compared to 77.4% during the corresponding period of 2013. Utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. Our production capacity is currently under-utilized, and the lower sales volume in 2014 caused further decreases in productivity.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the third quarter of 2014 was 60.3%, as compared to 68.7% during the corresponding period in 2013. The reduction was due to a lower purchase price negotiated with Heineken UK Limited (“HUK”).

Gross Profit

Due to the reduction in sales revenue and the higher cost of goods in the North American Territory offset by the lower cost of goods in Foreign Territory, gross profit for the third quarter of 2014 was $2,919,800 compared to $2,595,300 during the corresponding period of 2013, an increase of $324,500 or 12.5%. As a percentage of net sales, gross profit during the third quarter of 2014 increased to 31.9% from 28.2% for the third quarter of 2013.

Operating Expenses

Operating expenses for the third quarter of 2014 were $2,681,500, an increase of $195,600, or 7.9%, as compared to $2,485,900 for the corresponding period of 2013. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the third quarter of 2014 were $1,479,300, as compared to $1,409,400 for the third quarter of 2013, representing an increase of $69,900 or 5%.

North American Territory: Marketing and distribution related expenses for the third quarter of 2014 were $365,500 compared to $464,100 during the corresponding period of 2013, representing a decrease of $98,600 or 21.2%. As a percentage of net sales in the US, such expenses decreased to 10.2% during the third quarter of 2014, compared to 12.6% during the corresponding period of 2013. The decrease was due to a reduction in manpower and associated travel costs.

Foreign Territory: Marketing and distribution related expenses for the third quarter of 2014 were $1,113,800 compared to $945,300 during the corresponding period of 2013, representing an increase of $168,500, or 17.8%. This increase is mainly due to an increase in manpower and related costs. As a percentage of net sales in the UK, marketing and distribution related expenses increased to 20% during the third quarter of 2014 compared to 17.2% during the corresponding period of 2013.

General And Administrative Expenses: Our general and administrative expenses were $1,202,200 for the third quarter of 2014, representing an increase of $125,700 or 11.7%, from $1,076,500 for the corresponding period in 2013.

North American Territory: Domestic general and administrative expenses were $412,900 for the third quarter of 2014, representing a decrease of $64,600, or 13.5%, compared to $477,500 for the third quarter of 2013. The decrease is due to a reduction in manpower.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $789,300 for the third quarter of the year 2014, representing an increase of $190,300 or 31.8%, when compared to $599,000 for the third quarter of 2013. The increase was mainly due to higher salaries paid to an administrative employees and a rise in various miscellaneous operating expenses.

Other Expenses

Net other expenses for the third quarter of 2014 totaled $155,500, representing an increase of $26,400, or 20.4%, when compared to $129,100 for the third quarter of 2013. The increase was due to increased interest expenses associated with additional borrowing in Foreign Territory and the default interest levied by Lender.

Income Taxes

We made no income tax provision for the third quarter of 2014 and 2013.

Net Income / Loss

Our net income for the third quarter of 2014 was $82,800, compared to net loss of $19,700 for the third quarter of 2013. After providing for a positive foreign currency translation adjustment of $54,400 during the third quarter of 2014 (as compared to a negative foreign currency adjustment of $118,900 for the same period in 2013), our comprehensive income for the third quarter of 2014 was $137,200, compared to comprehensive loss of $138,600 for the same period in 2013. As stated above, the primary reason for the income was the reduction in cost of goods sold in Foreign Territory during the period.

Nine Months Ended September 30, 2014 Compared To Nine Months Ended September 30, 2013

Net Sales

Our overall net sales for the first nine months of 2014 were $25,922,800, a decrease of $1,014,600, or 3.8%, compared to net sales of $26,937,400 for the same period in 2013.

North American Territory: North American net sales for the first nine months of 2014 were $9,564,000 compared to $11,057,400 for the same period in 2013, a decrease of $1,493,400 or 13.5%. Our domestic sales volumes decreased to 47,300 barrels during the first nine months of 2014 from 54,900 barrels in the first nine months of 2013, representing a decrease of 7,600 barrels or 13.8%. Sales of MBC’s brands decreased by 5,400 barrels, sales of Kingfisher brands decreased by 300 barrels and sales of contract brands decreased by 1,900 barrels during the first nine months of 2014 compared to the same period in 2013. We have redesigned our product packaging to enhance its appeal and continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah, California and Saratoga Springs, New York brewing facilities.

Foreign Territory: Net sales for the first nine months of 2014 were $16,358,800 compared to $15,880,000 during the corresponding period of 2013, an increase of $478,800 or 3%. The increase is partly attributable to higher sales in continental Europe, including sales pursuant to a new brewing contract in Germany.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first nine months of 2014 was 69%, as compared to 72.5% during the corresponding period of 2013.

North American Territory: Cost of goods sold as a percentage of net sales in the US during the first nine months of 2014 was 83%, as compared to 78.6%, during the corresponding period of 2013. Generally, when facilities are operating at a higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. Our production capacity is currently under-utilized, and the lower sales volume in 2014 caused decreases in productivity.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the first nine months of 2014 was 60.8%, as compared to 68.8% during the corresponding period in 2013. The reduction was due to a lower purchase price negotiated with HUK.

Gross Profit

As a result of increase in sales revenue and decrease in cost of goods in Foreign Territory, gross profit for the first nine months of 2014 increased to $8,038,900, from $7,419,600 during the corresponding period of 2013, an increase of $619,300 or 8.3%. As a percentage of net sales, the gross profit during the first nine months of 2014 increased to 31% from 27.5% during the corresponding period in 2013, due to the factors described above.

Operating Expenses

Operating expenses for the first nine months of 2014 were $8,082,100, an increase of $573,000, or 7.6%, as compared to $7,509,100 for the corresponding period of the year 2013. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the first nine months of 2014 were $4,614,500, as compared to $4,060,700 for the same period in 2013, representing an increase of $553,800 or 13.6%.

North American Territory: Marketing and distribution related expenses for the first nine months of 2014 were $1,071,900 compared to $1,278,700 during the corresponding period of 2013, representing a decrease of $206,800 or 16.2%. The decrease was mainly due to a reduction in manpower and employee travel cost. These expenses equaled 11.2% of net sales in the US during the first nine months of the year 2014, compared to 11.6% during the corresponding period of 2013.

Foreign Territory: Marketing and distribution related expenses for the first nine months of 2014 were $3,542,600 compared to $2,782,000 during the corresponding period of 2013, representing an increase of $760,600 or 27.3%. As a percentage of net sales in the UK, marketing and distribution expenses increased to 21.7% for the first nine months of 2014 as compared to 17.5% for the first nine months of 2013. This increase is mainly due to new hires and costs associated with developing and promoting new package design.

General and Administrative Expenses: Our general and administrative expenses were $3,467,600 for the first nine months of the year 2014, representing an increase of $19,200 or 0.6%, from $3,448,400 for the corresponding period in 2013.

North American Territory: Domestic general and administrative expenses were $1,341,100 for the first nine months of 2014, representing a decrease of $160,500, or 10.7%, from $1,501,600 for the same period in 2013 due to a reduction in the number of administrative employees.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $2,126,500 for the first nine months of 2014, representing an increase of $179,700 or 9.2%, as compared to $1,946,800 for the same period in 2013. The increase was mainly due to higher salaries paid to administrative employees and a rise in various miscellaneous operating expenses.

Other Expenses

Net other expenses for the first nine months of 2014 totaled $479,600 representing an increase of $131,100 or 37.6% when compared to $348,500 for the same period in 2013. The increase was due to increased interest expenses associated with additional borrowing in the Foreign Territory and the default interest levied by Lender.

Income Taxes

We have not made any provision for income taxes for the first nine months of 2014 due to losses. We made a provision for income taxes of $5,000 for the first nine months of 2013.

Net Loss

Our net loss for the first nine months of 2014 was $522,800, as compared to net loss of $443,000 for the first nine months of 2013. After providing for a positive foreign currency translation adjustment of $14,100 during the first nine months of 2014 (as compared to a positive foreign currency translation adjustment of $29,500 for the same period in 2013), comprehensive loss for the first nine months of 2014 was $508,700, compared to comprehensive loss of $413,500 for the same period in 2013. As stated above, the primary reason for the loss in 2014 was the drop in sales revenues during the period.

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

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). Cole Taylor merged into MB Financial Bank, an Illinois banking corporation (“MB Financial”) on August 18, 2014. As used in this Report, “Lender” shall refer to Cole Taylor prior to August 18, 2014 and to MB Financial, as successor in interest to Cole Taylor, on or after August 18, 2014. The Agreement provides a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. Convertible promissory notes issued to United Breweries of America, Inc. (“UBA”), one of the Company’s principal shareholders, are subordinated to Lender’s facility.

The Agreement requires MBC and Releta to maintain certain minimum fixed charge coverage ratios for trailing twelve month periods and minimum tangible net worth. The minimum tangible net worth MBC and Releta are required to maintain is subject to increase based on the net income of MBC and Releta. On March 29, 2013, MBC, Releta, and Lender entered into a First Amendment (the “Amendment”) to the Agreement to clarify the method by which the fixed charge coverage ratio is calculated, with retrospective application.

The required fixed charge coverage ratio for the trailing twelve month periods ended March 31, 2013 onwards fell short of the required ratio. The tangible net worth fell short of the required amount for the period beginning June 1, 2013 onwards.

On September 18, 2013, MBC and Releta received a notice (the “Default Notice”) from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement.

The Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at the option of the Lender, be declared, and immediately shall become, due and payable, without notice of any kind. The event of default shall be deemed continuing until waived in writing by the Lender. The Default Notice states that Lender has elected, effective September 1, 2013, to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement. The Company estimates that the increased rate currently results in approximately $120,000 additional annual interest expense.

On April 18, 2014, MBC and Releta received a second notice (the “Second Default Notice”) from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. As stated in the Second Default Notice, the Company has continued to be in default on the fixed charge coverage ratio for each measurement period beginning March 31, 2013 through February 29, 2014. The required fixed charge coverage ratio was initially required to be at least 1.05 to 1.00, but as of July 31, 2013, the required fixed charge coverage ratio increased to 1.10 to 1.00 pursuant to the terms of the Agreement. The Company calculated that the fixed charge coverage ratio as of September 30, 2014 was -0.78 to 1.

The Second Default Notice also stated that the tangible net worth of MBC and Releta continued to fall short of the required amount as measured through February 28, 2014. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of September 30, 2014 and the actual tangible net worth on such date was $4,932,900. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

The Second Default Notice required MBC and Releta to engage a consultant to perform a viability analysis and prepare a revised projection for 2014, to be delivered to Lender on or before April 30, 2014. MBC and Releta engaged a consultant and delivered a revised projection on April 30, 2014.

Effective August 20, 2014, pursuant to a notice to MBC and Releta dated August 18, 2014 (the “Third Default Notice”) which referred to MBC’s and Releta’s continued failure to meet the required fixed charge coverage ratio and the tangible net worth requirement, Lender notified MBC and Releta that it would reduce the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the revolving facility. Under the terms of the Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable. Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Agreement, certain other related documents and applicable law. Lender could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason. Since receiving the Third Default Notice, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Agreement in connection with the events of default. Lender continues to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

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

At September 30, 2014, the Company had cash and cash equivalents of $47,200, an accumulated deficit of $15,230,400, and a working capital deficit of $6,941,200 due to losses incurred and reclassification of debts owing to Lender as a result of the default under the Agreement described above.

On November 8, 2013, United Breweries Holding Limited (“UBHL”), Company’s indirect majority shareholder issued a letter of financial support on behalf of MBC (the “Letter of Support”) to MBC’s accountants to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that MBC is able to meet its financial obligations when they fall due. The Letter of Support does not specify either the terms of UBHL’s support, or a maximum dollar limit. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements and other applicable laws and regulations relating to the transfer of funds from India. The MBC Letter of Support was issued for a period through December 31, 2014, but, if necessary, management intends to seek UBHL’s consent to extend the stated support. UBHL controls the Company’s two largest shareholders, UBA and Inversiones, and as such, UBHL is the Company’s indirect majority shareholder. The Chairman of the Company’s Board of Directors, Dr. Vijay Mallya, is also the chairman of the board of directors of UBHL.

The Company received a letter dated November 11, 2013 from UBHL expressing its willingness to commit to invest $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment. In the letter, UBHL stated that it would consider additional investment based on a business plan to be provided by the Company. The Company has not provided a business plan and there has been no further communication with UBHL regarding any additional investment.

On January 22, 2014, Catamaran Services, Inc., (“Catamaran”), a related party provided a note loan of $500,000 repayable upon receipt of an equity investment by the Company’s majority shareholder. On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note. (Please see - Note 5. Note payable to Related Party – below for details). On each date on which Catamaran provided a note loan, the Company received a letter from Lender permitting the Company to obtain loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” is a payment made from the portion of an equity investment by the Company’s majority shareholder that is over $500,000.

Management has taken several actions to enable the Company to meet its working capital needs through September 30, 2015, including reducing discretionary expenditures, expanding business in new territories, introduction of new products, reducing manpower and securing additional brewing contracts in an effort to utilize a portion of excess production capacity. We have changed the packaging designs to revitalize the brands. We may also seek additional capital infusions to support our operations.

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

Cash Flow Results:

Net cash provided by operating activities for the nine months ended September 30, 2014 was $375,100, compared to $417,200 for the nine months ended September 30, 2013. We generally do not require significant cash on hand to meet our operating needs.

During the first nine months of 2014, accounts receivable increased by $532,400 partly due to increased sales in Foreign Territory. Accounts payable decreased by $225,900, mainly due to a reduction in the accounts payable in our Foreign Territory. Our inventory decreased by $310,200 during the first nine months of 2014 and such fluctuation is normal. Accrued liabilities increased by $613,000 mainly due to increased procurement of goods and services in the Foreign Territory as a result of increased sales.

Net cash used in investing activities totaled $625,700 for the first nine months of 2014 compared to $665,100 for the first nine months of 2013 related to spending on production and dispensing equipment in 2014 compared to 2013.

Net cash used in financing activities totaled $38,200 during the first nine months of 2014, compared to $89,900 provided by such activities during the first nine months of 2013 as a result of increase in borrowing against notes payable to Catamaran in the North American Territory offset by decreased use of a revolving line of credit in the Foreign Territory and repayment of debts to Lender and HUK.

DESCRIPTION OF OUR INDEBTEDNESS

Description of Our Indebtedness

Cole Taylor / MB Financial Facility

On June 23, 2011, MBC and Releta entered into the Agreement with Lender (as described in “Liquidity and Capital Resources”). The Agreement provides a credit facility of up to $10,000,000 with a maturity date of June 23, 2016, consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. At the time that the applicable loan or advance is made, we may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan or the capital expenditure term loan, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. As described below, effective September 1, 2013, Lender is charging a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement and, as described in the Second Default Notice, required us to engage a consultant to perform a viability analysis and prepare a revised projection for 2014. As described in the Third Default Notice, effective August 20, 2014, Lender notified MBC and Releta that it would reduce the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the revolving facility. Under the terms of the Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to oustanding revolving loans, such difference shall be immediately due and payable. The Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority interest in all of MBC’s and Releta’s personal property and a first mortgage on our Ukiah, California real property, among other items of MBC and Releta assets.

On March 29, 2013, MBC and Releta entered into the Amendment to the Agreement (as described in “Liquidity and Capital Resources”). The Amendment clarifies the method by which the fixed charge coverage ratio shall be calculated.

As previously disclosed, the Company has been in default of the fixed charge coverage ratio and the minimum tangible net worth requirement among other covenants contained in the Agreement. On September 18, 2013, April 18, 2014 and August 18, 2014, MBC and Releta received the Default Notice, the Second Default Notice and the Third Default Notice, respectively, from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at the option of Lender, be declared, and immediately shall become, due and payable, without notice of any kind. The Default Notice stated that Lender has elected to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement effective September 1, 2013 and the Second Default Notice required us to engage a consultant to perform a viability analysis and prepare a revised projection for 2014. The Third Default Notice notified us that Lender would be reducing the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. For more details on this default, please refer to “Liquidity and Capital Resources” in Item 2 above.

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

The UBA Notes are subordinated to credit facilities extended to us by Lender pursuant to a subordination agreement executed by UBA. Per the terms of the subordination agreement, UBA is precluded from demanding repayment of the UBA Notes unless and until the Lender facilities are repaid in full.

As of September 30, 2014, the outstanding principal and interest on the UBA Notes was convertible into 2,395,043 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, any conversion may occur at a lower price.

Catamaran Notes

On January 22, 2014, the Company issued a promissory note to Catamaran in the principal amount of $500,000. Catamaran Holdings, Ltd., the sole shareholder of Catamaran (“Holdings”) has directors in common with Inversiones, one of the major shareholders of the Company. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL. The Company has asked Catamaran whether any relationships exist between the shareholders of Holdings and any affiliates of the Company, and has not received a response to such inquiries. On April 24, 2014, the Company issued another note to Catamaran in the principal amount of $500,000 on terms similar to the note issued on January 22, 2014.

Pursuant to the terms of the notes, the Company promises to pay the principal sum of $500,000 with accrued interest, as described below, to Catamaran within six months following the date of the note, subject to the receipt by the Company of an equity investment by its majority shareholder (the “Shareholder Investment”) in an amount sufficient either (a) to pay the notes through Permitted Payments, as defined below, or (b) to pay both the notes and certain existing obligations of the Company to Lender in full. “Permitted Payments” on the notes are payments made from the portion of a Shareholder Investment that is in excess of $500,000.

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

The notes may be prepaid without penalty at the option of the Company; however, no payments on the notes may be made unless such payment is a Permitted Payment or certain existing obligations of the Company to Lender have been satisfied in full. The notes may not be amended without the prior written consent of Lender.

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

Weighted Average Interest

The weighted average annual interest rate paid on our US debts was 6.4% for the first nine months of 2014 compared to 5% during the same period in 2013. For loans primarily associated with our Foreign Territory, the weighted average annual rate paid was 4.6% for the first nine months of 2014 compared to 3% during the same period in 2013.

Current Ratio

Our ratio of current assets to current liabilities on September 30, 2014 was 0.5 to 1.0 and our ratio of total assets to total liabilities was 1.0 to 1.0. Our ratio of current assets to current liabilities on September 30, 2013 was 0.5 to 1.0 and our ratio of total assets to total liabilities was 1.1 to 1.0.

Restricted Net Assets

Our wholly-owned subsidiary, UBIUK, has undistributed losses of $1,023,900 as of September 30, 2014. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,622,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the quarter ended September 30, 2014. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, our disclosure controls and procedures were effective as of September 30, 2014.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter (the three months ending September 30, 2014) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On September 26, 2014, The New Buffalo Brewing Co., Inc. (“NBB”) initiated an action against Releta in the Supreme Court of the State of New York for the County of Erie to recover damages for alleged breaches of a Brewing Production Agreement between NBB and Releta dated September 6, 2013 (the “Brewing Production Agreement”), as well as for a declaration rescinding and nullifying the Brewing Production Agreement, and, in case of Releta’s failure to answer or appear, damages resulting from the alleged breaches, rescission of the Brewing Production Agreement, attorneys’ fees and any other relief deemed proper by the court. In a demand letter to Releta dated October 16, 2014, NBB demanded payment of the sum of $500,000. The Company has engaged a law firm in New York to respond.

Item 3. Defaults Upon Senior Securities

The discussions provided under the subheadings “Cole Taylor / MB Financial Facility,” one of which is under the heading “Liquidity and Capital Resources,” and the other of which is under the heading “Description of Our Indebtedness,” both set forth in Item 2 of PART I of this Report, are hereby incorporated by reference in their entirety.

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

MENDOCINO BREWING COMPANY, INC.

Dated: November 14, 2014	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2014	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

