Form 10-K
period 2014-12-31
MENDOCINO BREWING CO INC
filed 2015-03-31
CIK 919134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average of the closing bid and asked prices for such stock as reported by the OTC Markets Bulletin Board on June 30, 2014 was approximately $1,611,500.

The number of shares of the registrant’s Common Stock outstanding as of March 23, 2015 was 12,611,133.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this Annual Report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our Management. Unless the context otherwise requires, references in this Annual Report to “we,” “us,” “our,” or the “Company” refer to Mendocino Brewing Company, Inc. together with its subsidiaries. When we make forward-looking statements, we are basing them on our Management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this Annual Report. Factors that can cause or contribute to differences in actual results include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.” If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Annual Report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this Annual Report or to conform these statements to actual results.

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

Our operations in the North American Territory consist primarily of brewing and marketing proprietary craft beers, including Red Tail Ale, Blue Heron Pale Ale, Black Hawk Stout, Eye of the Hawk Select Ale, and White Hawk Original IPA, and a licensed international specialty beer, Kingfisher Premium Lager. For distribution in the North American Territory, we brew our brands in our own facilities, which are located in Ukiah, California and Saratoga Springs, New York. In the North American Territory, we distribute our products in most of the states, the District of Columbia and Canada.

Our operations in the Foreign Territory, which are conducted through our wholly-owned subsidiary, United Breweries International (U.K.) Limited (“UBIUK”) and UBIUK’s wholly-owned subsidiary, Kingfisher Beer Europe Limited (“KBEL”), consist primarily of the marketing and distribution of Kingfisher Premium Lager through Indian restaurants, chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). We hold an exclusive license, expiring in October 2018, from United Breweries Limited, an Indian public limited company (“UB Limited”) to brew and distribute Kingfisher Premium Lager in certain areas of the Foreign Territory. The Chairman of our board of directors, Dr. Vijay Mallya, is also the Chairman of the board of directors of UB Limited.

All of our beers sold in the Foreign Territory (except for beers sold in Germany) are procured under a contract with Heineken UK Limited (“HUK”). This contract expires in October 2018. KBEL is the distributor of Kingfisher Premium Lager to specialty restaurant trade distributors, liquor and convenience stores in the United Kingdom, Ireland, and continental Europe, but does not physically distribute our products to customers. KBEL relies on HUK for distribution of the product in the Foreign Territory in exchange for a fee paid to HUK, except in Germany, where beers are manufactured and distributed pursuant to a separate contract with a different entity. In addition, HUK has the exclusive right to sell Kingfisher Premium Lager, for a royalty fee, to certain large retail customers, including, but not limited to, Sainsbury’s, Asda, and Tesco.

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

Our New York subsidiary, Releta Brewing Company, LLC, d/b/a Ten Springs Brewery (“Releta”), which is located in Saratoga Springs, New York, commenced production in our leased facilities in February 1998. This facility, which has a current annual packaging capacity of 100,000 bbl. assuming one eight hour shift per day, was also designed to enable our production at such facility to be expanded to 200,000 bbl. per year with additional equipment.

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

INDUSTRY OVERVIEW

NORTH AMERICAN MARKET

We are a brewer in the craft brewing segment of the United States beer industry. The United States domestic beer market consists of a number of market categories, some of which include low-priced, premium, super premium, lite, import, and specialty/craft beers. In the North American Territory, we compete in the specialty/craft category which the Brewers Association estimates sold approximately 15.3 million barrels in the year 2013. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews. The domestic beer market is dominated by large domestic and international brewers. Since our formation in the 1980s, the rate at which the craft beer segment has grown has fluctuated over the years. The craft brewing segment is currently growing, but is relatively small. The number of craft brewers has increased significantly in the last two years and the large domestic brewers produce their own fuller-flavored products to compete against craft beers.

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

DISTRIBUTION METHODS

In the North American Territory, our products are sold through wholesale distributors to consumers at supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants and convenience stores.

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

In the Foreign Territory, our products are distributed primarily through Indian restaurants by restaurant trade distributors and also through supermarkets, liquor stores, and licensed shops and convenience stores. The majority of our restaurant sales are through our on-tap draft installations. KBEL exports Kingfisher Premium Lager, for the most part pursuant to our distribution agreement with HUK, to many European markets outside of the United Kingdom, and our sales growth in those markets typically correlates with the establishment and proliferation of Indian restaurants in such locations.

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

The lager market in the United Kingdom is dominated by major international brands such as Stella Artois, Carling, Heineken, Budweiser, and Becks, in the restaurant and pub sectors and in sales through supermarkets and other retail outlets. Our products are marketed through Indian and other restaurants, major supermarket chains, smaller chains, and individual stores. In all of these sectors, we face competition from other ethnic and international brands produced by local and large international brewers. We promote Kingfisher Premium Lager as the worldwide No. 1 selling premium Indian lager. We promote the brand through our significant participation in events directed at the Indian restaurant trade and volume-driven promotions in supermarkets and retail chains in the United Kingdom.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

Production of our beverages requires various processed agricultural products, including malt and hops. We fulfill our commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. In the Foreign Territory, purchases of commodities are currently made by HUK, which has been brewing our products on a contract basis beginning October 2013. In 2008, MBC and Releta each entered into long term contracts to purchase hops. These contracts expire in 2015. If we are unable to enter into new contracts to purchase hops on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected. We believe that the commodity markets will experience price, availability and demand fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture.

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

DEPENDENCE ON MAJOR CUSTOMERS

Sales to our top five customers in 2014 totaled $5,466,700 (approximately 16% of our sales), as compared to sales to our top five customers in 2013 which totaled $7,575,900 (approximately 21% of our sales).

No individual customer accounted for more than 5% of our total sales during fiscal year 2014. Sales to Shepherd Neame, which is a related party to a former Board member, and was one of our European customers, represented approximately 11% of our Foreign Territory sales (or approximately 7% of our total sales) during 2013. No other individual customer accounted for more than 5% of our total sales 2013.

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

In the United States, for brewers producing less than 2,000,000 barrels (or bbl.) per year, the federal excise tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl. The California excise tax rate is $6.20 per bbl. The State of New York presently imposes on brewers an excise tax of $4.34 per bbl.

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

Ukiah. We built our own wastewater treatment plant for the Ukiah facility. As a result, we have reduced our sewer hook-up fees at that location. If our discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., we may be required to pay additional fees. The approximate operating costs of the plant are between $6,000 and $10,000 per month, which may increase with increased production. We have contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility at a cost of between $4,500 and $5,500 per month. We obtained a Mendocino County Air Quality Control Permit to operate a natural gas fired boiler in Ukiah; this permit is valid until August 30, 2015. Management expects this permit to be renewed each year.

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

Various states in which we sell our products, including California and New York, have adopted certain restrictive packaging laws and regulations for beverages. These laws require deposits on packages. Such laws have not had a significant effect on our sales. The adoption of similar legislation by Congress, a substantial number of states or additional local jurisdictions, might require us to incur significant capital expenditures for compliance. We believe we are in compliance with all applicable Canadian laws and regulations.

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

EMPLOYEES

As of December 31, 2014, MBC had 50 full-time and 13 part-time employees in the United States, including 11 in management and administration, 38 in brewing and production operations, 5 in retail and tavern operations and 9 in sales and marketing positions. In England, UBIUK and KBEL together had 28 full-time employees as of December 31, 2014, including 18 in sales and marketing and 10 in managerial and administrative positions. Management believes that our relationship with our employees is generally good.

Approximately 14 employees currently engaged in brewing, bottling, warehousing, and shipping at the Ukiah brewery are represented by Teamsters Local No. 896, International Brotherhood of Teamsters, AFL-CIO (the “Union”). Under our collective bargaining agreement with the Union, all such 14 employees’ positions must be held and filled by members of the Union. The collective bargaining agreement expires on July 31, 2018.

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

LACK OF PROFITABLE OPERATIONS: We have incurred a net loss in the North American Territory since 2012. From 2005 to 2011, operations in the Foreign Territory resulted in a net loss. We have not incurred a net loss in the Foreign Territory since then. We believe our losses are attributable to low sales volume and high operating expenses. Our business is also subject to certain fixed and semi-variable operating costs, which, when combined with the difference between current levels of production and maximum production capacity in the North American Territory, may cause our gross margins to be sensitive to small increases or decreases in sales volume. We may not be able to offset such increased expenses with comparable price increases in our products, which could also impact our gross margins. We contract brew products for other brewers in an effort to use our capacity. We may not be successful in our efforts to increase sales volume of our brands or contract brands and capacity utilization rates. It is uncertain when, if at all, our operations in the North American Territory will become profitable once again. Future operating losses may have a material adverse effect on our cash flows and financial position.

LIQUIDITY: Low utilization of the production capacity at our Ukiah and Saratoga Springs facilities and continued losses from our North American operations place demands on our working capital. We have loans, lines of credit, other credit facilities, and lease obligations with various creditors. We may find it difficult to continue our operations, at least in the short term, if any of the following occur: a breach of any loan provision by us that leads to our default, an inability of any lender to continue to offer credit facilities, the refusal of any lenders to whom we presently are in default to continue to provide credit to us, our inability to refinance credit facilities when and as they become due, or an attempt by one of our creditors to exercise its rights to certain of our tangible or intangible assets which have been used as collateral or which have been pledged as security for our obligations.

We rely on short and long-term debt to meet our working capital needs. As described in the “Description of Our Indebtedness” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms of the Company’s loan agreement (“Agreement”) with MB Financial Bank, successor in interest to Cole Taylor Bank, an Illinois banking corporation (“MB Financial”), require that we meet certain financial covenants. Failure to meet the covenants is an event of default under the Agreement. On September 18, 2013, MBC and Releta received a notice (the “Default Notice”) from MB Financial regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at the option of MB Financial, be declared, and immediately shall become, due and payable, without notice of any kind. MB Financial has elected to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement effective September 1, 2013.

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

On January 21, 2015, MBC, Releta, and Lender entered into a Second Amendment (the “Second Amendment”) to the Agreement dated June 23, 2011, as previously amended on March 29, 2013.

The Second Amendment reduces the maximum amount of the Revolver from $4,119,000 to $2,500,000. The Second Amendment also changes the definition of borrowing base (including by lowering certain advance rates) such that the calculation of the borrowing base will result in a lower number than it would have if calculated prior to the effectiveness of the Second Amendment. The borrowing base is used in the determination of the amount available to each Borrower pursuant to the Revolver. Pursuant to the Agreement, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

The Second Amendment reduced the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by two percent (2%) and continue to reduce each by an additional two percent (2%) on the 20th day of each month thereafter. The advance rates are used in the calculation of the borrowing base of each Borrower, which is used in the determination of the amount available to each Borrower pursuant to the Revolver. As stated above, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

MB Financial has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved all other available rights and remedies under the Agreement, certain other related documents and applicable law. MB Financial could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason. The Company has not received any further notice or other communication from MB Financial that it intends to exercise any of the remedies available to it under the Agreement in connection with the events of default. The exercise of additional remedies by MB Financial may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

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

On March 5, 2015, United Breweries (Holdings) Limited (“UBHL”), MBC’s indirect majority shareholder, issued a letter of comfort (the “Letter of Comfort”) to the Company’s accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that the company is able to meet its financial obligations as and when they fall due. The Letter of Comfort does not specify either the terms of UBHL’s support, or a maximum dollar limit. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements, other applicable laws and regulations relating to the transfer of funds from India and is not a legally binding guarantee. The Letter of Comfort does not specify any time limit for extending support. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort and UBHL is either unable or unwilling to provide such financial assistance, it may result in a material adverse effect on our financial position and on our ability to continue operations.

The Company received a letter dated November 11, 2013 from UBHL expressing its willingness to commit to invest $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment. Such additional investment would be based on a business plan to be provided by the Company. We provided a business plan in February 2015 and requested additional investment from UBHL and are awaiting its response. If we are unable to come to a final agreement with UBHL on the terms of the proposed investment or if UBHL does not agree to provide additional investment we will pursue other sources of funds.

If we are unable to find any source of funds, it may result in a material adverse effect on our ability to continue operations. For example, MB Financial may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, fixed assets and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

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

RAW MATERIALS: We are dependent on a limited number of suppliers, and in some instances on a sole supplier, for the majority of the raw materials and packaging materials used in our North American operations. As a result, an interruption in the supply chain or refusal of any supplier to provide materials on credit might have an adverse effect on our operations if we were unable to find an alternative supplier at a comparable price. Unfavorable weather conditions might impact the output of crops necessary to brew our products which might, in turn, affect our supply chain and increase our costs. We may not be in a position to pass the entire amount of any cost increase to our customers which may have an adverse effect on our operations.

WATER: Our brewing operations use significant amount of water. Due to drought conditions in California, there may be a shortage of water. Any shortage or restricted supply of water will have a material adverse impact on our ability to brew the product and an adverse effect on our results of operations, cash flows and financial position.

DEPENDENCY ON CONTRACT BREWING ARRANGEMENTS: We have entered into short term non-binding arrangements with several brewers to brew and package their brands at our brewing facilities, predominantly at our Saratoga Springs, New York facility. Approximately 26% of our beer volume in the North American Territory for fiscal year 2014 was comprised of sales made under such contract brewing arrangements. There is no certainty that our existing arrangements will be extended in the future or that we will be able to enter into other new arrangements. Any significant variation in contract brewing arrangements could have a material adverse effect on our results of operations, cash flows and financial position.

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

GROSS MARGINS: Our gross margins may fluctuate while our expenses remain constant. We anticipate that our future gross margins will fluctuate and may even decline as a result of many factors, including disproportionate depreciation and other fixed and semi-variable operating costs, and the level of production at our breweries in relation to current production capacity. Our sales volume is much lower than our brewing and packaging capacities, leading to underutilization (See “Item 2 – Properties” below). Both of our brewing facilities incur maintenance and other costs on a level consistent with their maximum capacity rather than with their current utilization levels. Our high level of fixed and semi-variable operating costs causes gross margin to be especially sensitive to relatively small increases or decreases in sales volume. Other factors that could affect cost of sales include changes in freight charges, the availability and prices of raw materials and packaging materials, the mix between draft and bottled product sales, and federal or state excise taxes and levies. Our inability to align costs and utilization rates affects our capital, liquidity, and management resources. Failure to adequately align such costs and utilization rates may have a material adverse effect on our business, financial condition, and results of operations.

MATERIAL CONTRACT FOR THE SUPPLY OF KEGS: We have entered into an exclusive Keg Management Agreement with MicroStar Keg Management LLC (“MicroStar”) which expires in September 2019. Under the terms of the agreement with MicroStar, we receive our entire supply of kegs exclusively from MicroStar. If the agreement is terminated, we are required to purchase from MicroStar four times the average monthly keg usage for the preceding six-month period. We may need additional funds to purchase those kegs. An interruption in the supply of kegs or, in the case of termination of the agreement, our failure to obtain the necessary funding to facilitate such purchases could have a material adverse effect on our business, results of operations, cash flows or financial position.

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

Information technology helps us operate efficiently and produce our financial statements. If we do not allocate and effectively manage the resources necessary to sustain our technology infrastructure, we could be subject to transaction errors, processing inefficiencies, business disruptions or the loss of or damage to intellectual property through security breach. Any inefficiency in our data management systems could materially impair our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations. We also face the challenge of supporting our older data management systems and implementing upgrades when necessary. Any impairment to our data management systems could materially and adversely affect our financial condition, results of operations, cash flows and the timeliness with which we report our internal and external operating results.

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

We are not aware of any material cyber-attack on our information technology systems. The costs to timely detect and eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, or cessation of service, and may harm our business operations. Moreover, if a computer security breach affects our systems or results in the unauthorized release of PII, our reputation and brand could be materially damaged and use of our products and services could decrease. We would also be exposed to risks of loss, litigation and potential liability, which could result in a material adverse effect on our business, results of operations and financial condition. We do not have specific insurance coverage against risks related to cyber incidents.

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

COMMON STOCK PRICE: The market for our Common Stock is limited, sporadic and highly volatile. Since our shares do not qualify to trade on any national securities exchange, the only market currently available, to the extent any trading occurs, is the “bulletin boards/pink sheets”. It is possible that no active public market with significant liquidity will ever develop. Thus, investors run the risk of never being able to sell their shares or selling at a depressed price. Our Common Stock price could be subject to significant fluctuations and/or may decline. Factors that could affect our stock price include, but are not limited to:

●	the entry into, or termination of, key agreements;

●	the introduction of new products by us or our competitors;

●	future sales of our Common Stock;

●	variations in our operating results;

●	changes in the market values of public companies that operate in our business segment;

●	general market conditions; and

●	domestic and international economic factors unrelated to our specific performance.

DIVIDENDS: We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Instead, we will likely retain future earnings for reinvestment in our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not required for smaller reporting companies.

ITEM 2. PROPERTIES.

BREWING FACILITIES

We own nine acres of land in Ukiah, California on which our Ukiah brewery is located. Management believes that this facility is adequate for our current capacity and also provides space for future expansion. MB Financial Bank currently holds a deed of trust on this property in connection with a loan advanced to us. (See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of our Indebtedness – MB Financial Facility”). The principal amount outstanding on the loan as of December 31, 2014 was $2,423,600.

We have estimated the life of the Ukiah brewery at 40 years and depreciate the cost of the building on a straight-line method over its anticipated life. We do not depreciate the cost of the land. Our assessed value on the Ukiah facility is approximately $10,438,800. Various other assets incorporated in this facility are being depreciated, on a straight-line basis, at rates of between 5 to 40 years. Property taxes are currently assessed on the Ukiah property (including machinery and equipment) at a rate of 1.15%, for an annual tax of $120,100.

We also lease 3.66 acres in Saratoga Springs, New York, on which the Ten Springs brewery facilities are located. In 2009, we leased additional warehouse space and entered into a new lease. The current term of this lease expires on July 2019, with an option to extend the lease for two successive terms of five years each, provided that the lease is not in default.

Based on current product mix, the brewery in Ukiah, California has a current annual cellar capacity of approximately 65,000 bbl, and the brewery at Saratoga Springs, New York currently has an annual cellar capacity of approximately 55,000 bbl. per year. The Ukiah and Saratoga Springs breweries have annual packaging capacity of approximately 100,000 bbl. each on a single shift basis, and each brewery has annual brewing capacity of approximately 200,000 bbl. (See “Item 1A – Risk Factors – Gross Margins” above.)

ALE HOUSE

We have leased a 2,500 square foot building in Ukiah, California where our ale house and merchandise store is located.

OFFICE SPACE

KBEL has leased approximately 2,000 square feet of office space in Maidstone, Kent, in England. We do not own or lease any other material properties in Europe.

MACHINERY AND EQUIPMENT

We lease certain equipment and vehicles under capital and operating leases which expire at varying times. Additionally, we lease equipment and vehicles under various other leases. As these leases expire, it is anticipated that, in accordance with our current practices, the equipment will be acquired, the vehicles will be surrendered, and we may enter into new vehicle leases.

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

The Company is involved from time to time in other claims, proceedings and litigation arising in the normal course of business. The Company believes that, to the extent that any pending or threatened litigation involving the Company or its properties exists, such litigation will not likely have any material adverse effect on the Company’s financial condition or results of operations.

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

2014	High	Low
First Quarter	$0.29	$0.21
Second Quarter	$0.88	$0.25
Third Quarter	$0.75	$0.35
Fourth Quarter	$0.42	$0.03

2013	High	Low
First Quarter	$0.26	$0.20
Second Quarter	$0.27	$0.23
Third Quarter	$0.29	$0.23
Fourth Quarter	$0.28	$0.25

We had approximately 2,145 holders of our Common Stock of record as of March 23, 2015.

Dividends

Historically, we have not paid any dividends. We anticipate that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of our business and that we will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of MBC’s board of directors, which we refer to in this Annual Report as the Board, and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions. Our Agreement with MB Financial provides that we may not declare or pay any dividend or other distribution on our Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without the lender’s prior written consent. Management anticipates that similar restrictions will remain in effect for as long as we have significant bank financing.

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

Dr. Vijay Mallya, Chairman of the Board, receives fixed remuneration as described in “Item 11-Executive Compensation – Directors’ Compensation for the Year 2014”.

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

Our operations for fiscal years 2014 and 2013 resulted in loss from operations of $919,200 and $265,600, respectively. After providing for interest, other income and taxes, the net loss in 2014 was $1,539,500 compared to a net loss in 2013 of $876,900.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

The following table sets forth, for the periods indicated, a comparison of certain items from our Consolidated Statements of Operations:

	2014	2013	Increase/ (Decrease)	% Change

Gross sales	$34,654,900	$36,418,200	$(1,763,300)	(5%)
Excise taxes	615,700	782,300	(166,600)	(21%)
Net sales	34,039,200	35,635,900	(1,596,700)	(5%)
Cost of goods sold	23,435,100	25,770,300	(2,335,200)	(9%)
Gross profit	10,604,100	9,865,600	738,500	7%
Operating expenses	11,523,300	10,131,200	1,392,100	14%
Loss from operations	(919,200)	(265,600)	653,600	246%
Interest expense	(686,700)	(577,100)	109,600	19%
Other income (expenses) net	(66,400)	30,100	(96,500)	(320%)
Loss before income taxes	(1,539,500)	(872,800)	666,700	76%
Provision for income taxes	-	4,100	(4,100)	(100%)
Net loss	$(1,539,500)	$(876,900)	$662,600	76%

NET SALES

As used herein, the term “net sales” refers to gross sales less excise taxes. Overall net sales for fiscal year 2014 were $34,039,200 a decrease of $1,596,700 or 5% as compared to $35,635,900 in fiscal year 2013 due to lower sales volume.

NORTH AMERICAN TERRITORY OPERATIONS: Net sales in the North American Territory totaled $12,253,800 in fiscal year 2014, compared to $14,024,400 for fiscal year 2013, representing a decrease of $1,770,600 or 13%. Sales of beer for fiscal year 2014 decreased by 8,100 barrels to 60,900 barrels, a decrease of 12%, as compared to 69,000 barrels in fiscal year 2013. This decrease was due to (i) a decrease in sales of brands we own by 7,000 barrels due to increased competition and (ii) a decrease in sales of contract brands by 1,100 barrels because of lower demand from contractors. We continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah and Saratoga Springs brewing facilities and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the North American Territory.

FOREIGN TERRITORY OPERATIONS: Net sales in the Foreign Territory totaled $21,785,400 in fiscal year 2014, compared to $21,611,500 during fiscal year 2013, an increase of $173,900 or 1%. The increase is attributable to higher sales in continental Europe, including sales pursuant to a new brewing contract in Germany.

Inflation did not have a significant impact on net sales.

COST OF GOODS SOLD

Overall cost of goods sold during fiscal year 2014 was $23,435,100, as compared to $25,770,300 during fiscal year 2013, a decrease of $2,335,200, or 9%. As a percentage of net sales, costs of goods sold decreased to 69% in 2014 compared to 72% in 2013, mainly due to lower purchase prices negotiated with HUK.

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

NORTH AMERICAN TERRITORY OPERATIONS: Cost of goods sold as a percentage of net sales in the North American Territory increased to 84% during fiscal year 2014 compared to 81% in fiscal year 2013. Underutilization of our production capacity, as described above, was a factor in costs of goods sold in North America in 2014. The lower sales volume in 2014 caused further decreases in productivity. There was also a slight increase in the price of raw materials.

FOREIGN TERRITORY OPERATIONS: As a percentage of net sales, cost of goods sold in the United Kingdom during fiscal year 2014 decreased to 61%, as compared to 67% during fiscal year 2013. The reduction was due to a lower purchase price negotiated with HUK.

GROSS PROFIT

As a result of decreased sales, offset by decreased cost of goods, gross profit for fiscal year 2014 (expressed in United States dollars) was $10,604,100, an increase of $738,500, or 8%, as compared to gross profit of $9,865,600 in fiscal year 2013. As a percentage of net sales, our overall gross profit during fiscal year 2014 increased to 31% in 2014 compared to 28% in fiscal year 2013.

OPERATING EXPENSES

Operating expenses consist of marketing and distribution expenses, and general and administrative expenses. Operating expenses for fiscal year 2014 totaled $11,523,300, an increase of $1,392,100, or 14%, as compared to $10,131,200 for fiscal year 2013. As a percentage of net sales, operating expenses increased to 34% during fiscal year 2014 compared to 28% in fiscal year 2013.

MARKETING AND DISTRIBUTION EXPENSES: Our marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and retail operating expenses. For fiscal year 2014, such expenses equaled $5,887,200, an increase of $455,200 or 8%, as compared to $5,432,000 in fiscal year 2013. As a percentage of net sales, our marketing and distribution expenses increased to 17% in fiscal year 2014, as compared to 15% in fiscal year 2013.

NORTH AMERICAN TERRITORY OPERATIONS: Marketing and distribution expenses for the North American Territory in fiscal year 2014 equaled $1,433,700, a decrease of $276,900, or 16%, as compared to $1,710,600 incurred during fiscal year 2013 mainly due to reduction in manpower and related costs. Marketing and distribution expenses remained at 12% of North American Territory net sales during fiscal years 2014 and 2013.

FOREIGN TERRITORY OPERATIONS: Marketing and distribution expenses in the Foreign Territory during fiscal year 2014 equaled $4,453,500, an increase of $732,100, or 20%, as compared to $3,721,400 during fiscal year 2013. Such increase is mainly due to higher manpower costs due to an increase in manpower, costs associated with re-branding of packaged products and higher spending on point of sale items. As a percentage of net sales in the United Kingdom, such expenses increased to 20% during fiscal year 2014 compared to 17% during 2013.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses include all expenses not characterized as sales and marketing expenses. Our general and administrative expenses totaled $5,636,100 for fiscal year 2014, representing an increase of $936,900, or 20%, as compared to $4,699,200 for fiscal year 2013. General and administrative expenses equaled 17% of net sales for fiscal year 2014 and 13% of net sales for fiscal year 2013.

NORTH AMERICAN TERRITORY OPERATIONS: General and administrative expenses for our North American Territory equaled $2,538,100 for fiscal year 2014, representing an increase of $443,900, or 21%, as compared to $2,094,200 for fiscal year 2013. The increase in general and administrative expenses was due to accrual of severance payable to our President & Chief Executive Officer at the termination of his employment contract pursuant to the terms of his separation and severance agreement with the Company (see Item 11. Executive Compensation – Elements of Compensation – Severance). The expenses were partly offset by a decrease in administrative manpower and related costs.

FOREIGN TERRITORY OPERATIONS: General and administrative expenses for our Foreign Territory equaled $3,098,000 in fiscal year 2014, representing an increase of $493,000, or 19%, as compared to $2,605,000 for fiscal year 2013 mainly due to increased manpower and salary of administrative employees, higher depreciation and increase in various other miscellaneous costs.

OTHER EXPENSES

Other expenses, including interest expenses, totaled $620,300 in fiscal year 2014, representing an increase of $13,100, or 2%, as compared to $607,200 in fiscal year 2013, due to an increase in interest expenses.

INCOME TAXES

We have not made any provision for income taxes for the fiscal year 2014 due to losses. We made a provision for income taxes of $4,100 for the fiscal year 2013.

NET LOSS

Our net loss for fiscal year 2014 was $1,539,500, as compared to a net loss of $876,900 for fiscal year 2013. After providing for a positive foreign currency translation adjustment of $40,500 during fiscal year 2014 (as compared to a positive foreign currency translation adjustment of $7,300 for fiscal year 2013), comprehensive loss for fiscal year 2014 was $1,499,000, compared to comprehensive loss of $869,600 for fiscal year 2013. As stated above, the primary reason for the loss in fiscal year 2014 was the drop in sales revenues during the period and accrual of severance payable.

RETAIL OPERATIONS

We operate a tasting room and merchandise store where we serve our brews on tap. We also sell various items of apparel and memorabilia bearing the Company’s trademarks, which creates further awareness of our beers and reinforces our branding. Although sales revenues from retail operations are not significant ($247,400 in 2014 and $241,800 in 2013), we view them as a marketing opportunity for our products.

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

UBHL Support. In response to the losses incurred in connection with our operations, UBHL, our indirect majority shareholder, issued a letter of comfort to the Company’s accountants on March 5, 2015 (the “Letter of Comfort”), to confirm that UBHL would provide funding on an as needed basis to ensure that the Company is able to meet its financial obligations as and when they fall due. The Letter of Comfort does not specify either the terms of UBHL’s support, or a maximum dollar limit. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements, other applicable laws and regulations relating to the transfer of funds from India and is not a legally binding guarantee. The Letter of Comfort does not specify any time limit for extending support. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort and UBHL is either unable or unwilling to provide such financial assistance, it may result in a material adverse effect on our financial position and on our ability to continue operations. UBHL controls the Company’s two largest shareholders, United Breweries of America, Inc. (“UBA”) and Inversiones, and as such, is the Company’s indirect majority shareholder. Our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

The Company received a letter dated November 11, 2013 from UBHL expressing its willingness to commit to invest $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment. UBHL would consider such additional investment based on a business plan to be provided by the Company. We provided a business plan in February 2015 and requested additional investment from UBHL and are awaiting UBHL’s response. If we are unable to come to a final agreement with UBHL on the terms of the proposed investment or if UBHL does not agree to provide additional investment, we will pursue other sources of funds.

If we are unable to find any source of funds, it may result in a material adverse effect on our ability to continue operations. For example, MB Financial may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, fixed assets and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

On January 22, 2014, Catamaran Services, Inc., (“Catamaran”), a related party provided a note loan of $500,000 repayable upon receipt of an equity investment by the Company’s majority shareholder. On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note. On February 5, 2015, another note loan of $500,000 was received from Catamaran on terms similar to the previous notes. Each time Catamaran provided a note loan, the Company received a letter from Lender (as defined below) permitting the Company to obtain loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” is a payment made from the portion of an equity investment by the Company’s majority shareholder that is over $500,000.

MB Financial Facility. On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). Cole Taylor merged into MB Financial Bank, an Illinois banking corporation (“MB Financial”) on August 18, 2014. As used in this Report, “Lender” shall refer to Cole Taylor prior to August 18, 2014 and to MB Financial, as successor in interest to Cole Taylor, on or after August 18, 2014. The Agreement provides a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. Convertible promissory notes issued to UBA, one of the Company’s principal shareholders, are subordinated to Lender’s facility.

The Agreement requires MBC and Releta to maintain certain minimum fixed charge coverage ratios for trailing twelve month periods and minimum tangible net worth. The minimum tangible net worth MBC and Releta are required to maintain is subject to increase based on the net income of MBC and Releta. On March 29, 2013, MBC, Releta, and Lender entered into a First Amendment to the Agreement to clarify the method by which the fixed charge coverage ratio is calculated, with retrospective application.

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

On April 18, 2014, MBC and Releta received a second notice (the “Second Default Notice”) from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. As stated in the Second Default Notice, the Company continued to be in default on the fixed charge coverage ratio for each measurement period beginning March 31, 2013 through February 28, 2015. The required fixed charge coverage ratio was initially required to be at least 1.05 to 1.00, but as of July 31, 2013, the required fixed charge coverage ratio increased to 1.10 to 1.00 pursuant to the terms of the Agreement. The Second Default Notice also stated that the tangible net worth of MBC and Releta continued to fall short of the required amount as measured through February 28, 2014.

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

On January 21, 2015, MBC, Releta, and Lender entered into a Second Amendment (the “Second Amendment”) to the Agreement.

The Second Amendment reduces the maximum amount of the Revolver from $4,119,000 to $2,500,000. The Second Amendment also changes the definition of borrowing base (including by lowering certain advance rates) such that the calculation of the borrowing base will result in a lower number than it would have if calculated prior to the effectiveness of the Second Amendment. The borrowing base is used in the determination of the amount available to each Borrower pursuant to the Revolver. Pursuant to the Agreement, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

The Second Amendment reduced the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by two percent (2%) and continues to reduce each by an additional two percent (2%) on the 20th day of each month thereafter. The advance rates are used in the calculation of the borrowing base of each Borrower, which is used in the determination of the amount available to each Borrower pursuant to the Revolver. As stated above, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

As of December 31, 2014, the fixed charge coverage ratio was required to be 1.10 to 1. The Company calculated that the fixed charge coverage ratio as of December 31, 2014 was -1.18 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of December 31, 2014 and the actual tangible net worth on such date was $3,843,400. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

The Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at MB Financial’s option, be declared, and immediately shall become, due and payable, without notice of any kind. An event of default shall be deemed continuing until waived in writing by MB Financial. Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Agreement, certain other related documents and applicable law. Since receiving the Second Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Agreement in connection with the events of default. Lender elected to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement effective September 1, 2013. The Company estimates that the increased interest rate has resulted in the payment by the Company to MB Financial of an additional interest of approximately $120,000 for the first year. The exercise of additional remedies by MB Financial may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

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

We have several loans, lines of credit, other credit facilities and lease agreements which are currently outstanding (collectively, “Indebtedness”). We currently make timely payments of principal and interest relating to the Indebtedness as they fall due and anticipate that we will continue to make such timely payments in the immediate future. However, if we fail to maintain any of the financial covenants under the various agreements governing Indebtedness (such as the defaults under the Agreement described above), fail to make timely payments of amounts due under the Indebtedness, or commit any other breach resulting in an event of default under the agreements governing Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on our financial condition. If our existing debt were accelerated and terminated, we would need to obtain replacement financing, the lack of which would have a material adverse effect on our financial condition and ability to continue operations. In addition, actions taken by secured parties against the Company’s assets which have been pledged as collateral could have a material adverse effect on our financial condition and operations.

At December 31, 2014, we had cash and cash equivalents of $145,100, an accumulated deficit of $16,247,100, and a working capital deficit of $6,982,900 due to losses incurred and reclassification of debts owing to MB Financial as a result of the default under the Agreement described above. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at December 31, 2014.

Management has taken several actions to enable us to meet our working capital needs through December 31, 2015, including reducing discretionary expenditures, expanding business in new territories, reducing manpower and securing additional brewing contracts in an effort to utilize a portion of the Company’s excess production capacity. We have requested a capital infusion from UBHL. If UBHL is unwilling or unable to infuse additional capital, we may seek capital from other sources.

If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort, and UBHL does not provide such financial assistance, and we are unable to obtain capital from other sources, it may result in a material adverse effect on our financial position and on our ability to continue operations. In addition, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

Cash Flow Results:

Historically, we have funded our operations primarily with proceeds from issuances of preferred stock, Common Stock, debt financing, lease financing, and cash flows from operations.

Net cash provided by operations was $793,400 and $276,100 for 2014 and 2013 respectively. During the year ended December 31, 2014, the primary factors contributing to our calculation of net cash provided by operating activities were non-cash expenses consisting primarily of depreciation expense of $1,382,400, accrued severance payable of $760,100, net increase in accounts receivable of $329,000, net increase in accounts payable and accrued liabilities of $456,400 and net loss of $1,539,500.

During the year 2014, the value of our inventory decreased by $119,900 compared to an increase of $330,100 during the year 2013. Fluctuations in inventory are normal for our operations and industry and are typically not indicators of any material contributing cause.

Increases and decreases in inventories, prepaid accounts, deposits and accrued liabilities over the course of the year are due to normal operational fluctuations during the year.

Net cash used in investing activities was $876,100 and $816,000, respectively, for 2014 and 2013. Such funds were used primarily for purchases of beer dispensing equipment in the Foreign Territory.

Net cash used in financing activities was $117,600 during the year 2014 compared to $669,500 provided by such activities in 2013. During 2014, we borrowed from Catamaran to finance working capital. Financing activities also include debt payments and lease installment payments.

DESCRIPTION OF OUR INDEBTEDNESS:

MB FINANCIAL FACILITY: On June 23, 2011, MBC and Releta entered into the Agreement with Lender (as described in “Liquidity and Capital Resources”). The Agreement provides a credit facility of up to $10,000,000 with a maturity date of June 23, 2016, consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. At the time that the applicable loan or advance is made, we may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan and the capital expenditure term loan, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. As described below, effective September 1, 2013, Lender is charging a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement. As described in the Third Default Notice, effective August 20, 2014, Lender notified MBC and Releta that it would reduce the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the revolving facility. Under the terms of the Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable. The Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority interest in all of MBC’s and Releta’s personal property and a first mortgage on our Ukiah, California real property, among other MBC and Releta assets.

On March 29, 2013, MBC and Releta entered into the Amendment to the Agreement (as described in “Liquidity and Capital Resources”). The Amendment clarifies the method by which the fixed charge coverage ratio shall be calculated.

As previously disclosed, the Company has been and remains in default of the fixed charge coverage ratio and the minimum tangible net worth requirement among other covenants contained in the Agreement. On September 18, 2013, April 18, 2014 and August 18, 2014, MBC and Releta received the Default Notice, the Second Default Notice and the Third Default Notice, respectively, from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at the option of Lender, be declared, and immediately shall become, due and payable, without notice of any kind. The Default Notice stated that Lender has elected to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement effective September 1, 2013. The Second Default Notice required MBC and Releta to engage a consultant to perform a viability analysis and prepare a revised projection for 2014. The Third Default Notice notified us that Lender would be reducing the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. For more details on the defaults, please refer to “Liquidity and Capital Resources” in Item 2 above.

On January 21, 2015, MBC, Releta, and Lender entered into a Second Amendment (the “Second Amendment”) to the Agreement.

The Second Amendment reduces the maximum amount of the Revolver from $4,119,000 to $2,500,000. The Second Amendment also changes the definition of borrowing base (including by lowering certain advance rates) such that the calculation of the borrowing base will result in a lower number than it would have if calculated prior to the effectiveness of the Second Amendment. The borrowing base is used in the determination of the amount available to each Borrower pursuant to the Revolver. Pursuant to the Agreement, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

The Second Amendment reduced the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by two percent (2%) and continues to reduce each by an additional two percent (2%) on the 20th day of each month thereafter. The advance rates are used in the calculation of the borrowing base of each Borrower, which is used in the determination of the amount available to each Borrower pursuant to the Revolver. As stated above, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

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

The UBA Notes are subordinated to credit facilities extended to us by MB Financial pursuant to a subordination agreement executed by UBA. Per the terms of the subordination agreement, UBA is precluded from demanding repayment of the UBA Notes unless and until the MB Financial facilities are repaid in full.

The aggregate outstanding principal amount of the UBA Notes as of December 31, 2014 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,673,500, for a total amount outstanding of $3,588,900. As of December 31, 2014, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,410,500 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, voluntary conversion by UBA is unlikely.

During the fiscal years 2014 and 2013, the greatest aggregate amount of principal outstanding on the UBA Notes was $1,915,400. No principal or interest was paid during fiscal years 2014 or 2013. As of February 28, 2015, the aggregate outstanding principal amount of the UBA Notes was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,688,200, for a total amount outstanding of $3,603,600, convertible in to approximately 2,420,400 shares of our Common Stock. As of February 28, 2015, UBA beneficially owned approximately 24.5% of our outstanding Common Stock (excluding any shares issuable upon conversion of the UBA Notes). Our Chairman, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBA.

CATAMARAN NOTES: On January 22, 2014, the Company issued a promissory note to Catamaran in the principal amount of $500,000. Catamaran Holdings, Ltd., the sole shareholder of Catamaran (“Holdings”) has directors in common with Inversiones, one of the major shareholders of the Company. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL. The Company has asked Catamaran whether any relationships exist between the shareholders of Holdings and any affiliates of the Company, and has not received a response to such inquiries. On April 24, 2014, the Company issued another note to Catamaran in the principal amount of $500,000 on terms similar to the note issued on January 22, 2014. On February 5, 2015, the Company issued the third note to Catamaran in the principal amount of $500,000 on terms similar to the notes issued earlier.

Pursuant to the terms of the notes, the Company promises to pay each note with accrued interest, as described below, to Catamaran within six months following the date of the note, subject to the receipt by the Company of an equity investment by its majority shareholder (the “Shareholder Investment”) in an amount sufficient either (a) to pay the notes through Permitted Payments, as defined below, or (b) to pay both the notes and certain existing obligations of the Company to Lender in full. “Permitted Payments” on the notes are payments made from the portion of a Shareholder Investment that is in excess of $500,000.

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

WEIGHTED AVERAGE INTEREST: The weighted average interest rates on our debts incurred in connection with the North American Territory were 6.4% for fiscal year 2014 compared to 5.4% for fiscal year 2013. For loans primarily associated with our Foreign Territory, the weighted average interest rate paid was 4.5% for fiscal year 2014 and 3.5% for the fiscal year 2013.

CURRENT RATIO: Our ratio of current assets to current liabilities on December 31, 2014 was 0.51 to 1.0 and on December 31, 2013 was 0.53 to 1.0. Our ratio of total assets to total liabilities as of December 31, 2014 was 0.98 to 1.0 and on December 31, 2013 was 1.06 to 1.0.

RESTRICTED NET ASSETS. Our wholly-owned subsidiary, UBIUK, had cumulative losses of approximately $682,200 as of December 31, 2014. Under KBEL’s line of credit agreement with RBS, distributions and other payments from our subsidiaries to us are not permitted if the retained earnings drop below approximately $1,557,800.

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

CONTRACTUAL OBLIGATIONS

The following chart sets forth our contractual obligations as of December 31, 2014.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Secured line of credit	$2,156,900	$2,156,900	-	-	-
Long Term Debt Obligations	4,951,900	4,432,600	519,300	-	-
Capital Lease Obligations	19,300	6,400	12,900	-	-
Operating Lease Obligations	1,538,700	462,900	701,300	374,500	-
Purchase Obligations	1,784,000	1,784,000	-	-	-
Severance Payable	760,100	-	760,100	-	-
Notes to Related Parties	4,627,600	1,038,700	3,588,900	-	-
Total	$15,838,500	$9,881,500	$5,582,500	$374,500	$-

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

“The Fee for the Arrangement is Fixed or Determinable” – Prior to recognizing revenue, an amount is either fixed or determinable under the terms of the written contract or purchase order. The price is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

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

Cash at UBIUK was translated at exchange rates in effect on December 31, 2014 and 2013, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax benefits for the years ending December 31, 2014 and 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard requires management to evaluate the entity’s ability to continue as a going concern for 12 months following the issuance of the financial statements and provide related footnote disclosures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We will adopt this standard beginning with our 2017 annual reporting period.

In January 2015, the FASB issued an Accounting Standards Update which eliminates from GAAP the concept of extraordinary items and the need to separately classify, present, and disclose extraordinary events and transactions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this pronouncement is not expected to impact the Company’s consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Management team, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the last day of the fiscal period covered by this Annual Report, December 31, 2014. The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

In accordance with the internal control reporting requirements of the SEC, Management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2014. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the SEC’s guide entitled “Sarbanes-Oxley Section 404: A Guide for Small Business”. As a result of this assessment and based on the criteria in the COSO framework and SEC guidance, Management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages as of February 28, 2015, and certain information regarding each of our current directors and executive officers:

Name	Age	Position(s)	Director Since**
Scott R. Heldfond *+	70	Director	2005
Michael Laybourn+	76	Director	1993
Vijay Mallya, Ph.D.	59	Director and Chairman of the Board	1997
Jerome G. Merchant*	53	Director	1997
Mahadevan Narayanan	57	Chief Financial Officer and Secretary	N/A
Sury Rao Palamand, Ph.D.	84	Director	1998
Kent D. Price*+	71	Director	1998
Yashpal Singh	69	Director, President and Chief Executive Officer	1997

**	All directors are elected by our shareholders at the Annual Meeting to serve until the following Annual Meeting. Currently, there are no arrangements or understandings between (i) any of the directors and any other person pursuant to which any director was or is to be selected as a director or (ii) any of the executive officers and any other person pursuant to which any executive officer was or is to be selected as an executive officer. We have entered into an employment agreement with our Chief Executive Officer pursuant to which his term of employment has been extended until September 30, 2015. Our Chief Financial Officer does not have any set date for the expiration of his term of office.

*	Member of the Audit/Finance Committee.

+	Member of the Compensation Committee.

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

Dr. Vijay Mallya, Ph.D., became Chairman of the Board in October 1997 and was MBC’s Chief Executive Officer until January 2005. Dr. Mallya is a well-known industrialist and the Chairman of UBICS, Inc., United Breweries Limited, United Spirits Limited, Whyte & Makay Limited, United Breweries (Holdings) Limited (which is the indirect beneficial owner of two of MBC’s largest shareholders (United Breweries of America, Inc. and Inversiones Mirabel S.A.)), Kingfisher Airlines Limited, UB Engineering Limited, Mangalore Chemicals and Fertilizers Ltd., and other affiliated companies (collectively the “UB Group”). The UB Group is comprised of businesses in the following sectors: alcoholic beverages, life sciences, engineering, agrochemicals, information technology, fertilizers, print media, civil aviation and infrastructure development. United Breweries Limited and United Spirits Limited are two of Asia’s leading beer and spirits companies. Dr. Mallya is also a keen sportsman and an ardent aviator and yachtsman. Dr. Mallya and certain companies with which he is associated provide financial and other support for several sporting activities worldwide, including the Force India F1 Formula One Motor Racing Team, the United East Bengal Football Team and the United Mohun Bagan Football Team. He also sits on the boards and committees of several foreign companies and organizations including companies comprising the UB Group, The Institute of Economic Studies (India), the Federation of the Indian Chamber of Commerce and Industries and Motorsports Association of India. Dr. Mallya has been the recipient of many prestigious awards and accolades, including being nominated to the Global Leaders of Tomorrow by the World Economic Forum, receiving the Légion d’ Honneur from the Government of France in 2008 and the Outstanding Business Leader Award from the Associated Chambers of Commerce and Industry of India in 2009. Dr. Mallya is currently serving as a member of the Upper House of the Indian Parliament for the second time. Dr. Mallya holds a Bachelor of Commerce degree from the University of Calcutta in India and an honorary Doctorate in Business Administration from California Southern University, Santa Ana. Dr. Mallya’s knowledge and expertise in the global alcoholic beverage industry were significant in his selection as a member of the Board as well as his appointment as Chairman.

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

Sury Rao Palamand became a director of MBC in January 1998. Dr. Palamand is a director and partner of Summit Products, Inc., a beverage development and consulting company serving the food and beverage industry. He is also a director and partner in the Historic Lemp Brewery and is involved in the development of microbreweries and brewpubs, and in the restoration of historic buildings. Dr. Palamand has over 40 years of experience in the brewing industry and has published numerous scientific and technical papers on beer and other fermented beverages in various technical journals in the United States and abroad. He is an associate member of the Institute of Brewing, London and is a member of several brewing organizations in the United States. In addition, Dr. Palamand possesses technical and technological expertise in wine making as well as in the development of soft drinks. Prior to joining the Company as a director, Dr. Palamand served as Director of Beer and New Beverage Development at Anheuser-Busch Companies, Inc. Dr. Palamand holds a Bachelor of Science degree from the University of Mysore, India, a Master of Science degree in Applied Chemistry from the University of Bombay, India and a Masters degree in Food Microbiology and a Ph.D. degree in Food and Flavor technology from Ohio State University, Columbus, Ohio. Dr. Palamand is listed in the MARQUIS WHO’S WHO in America and in the WHO’S WHO in the Midwest. In particular, Mr. Palamand’s technical expertise in fermented beverages was an important criterion in his selection as a member of the Board.

Kent D. Price became a director in January 1998. Kent Price is a founder and President of Parker Price Venture Capital. Mr. Price was a Rhodes Scholar at Oxford University, attended the University of Montana, the University of California, Los Angeles and Harvard Business School. Mr. Price is a member of the board of directors of the University of Montana and served on its Foundation and Investment Committee. Mr. Price is the chairman of Fluid Inc., a technology enhanced service company that is a leader in the development of ecommerce sites. Mr. Price has extensive operational experience, including as Chief Executive Officer of The Chloride Group, a global battery company, Chief Executive Officer of the Bank of San Francisco, General Manager of Banking, Finance and Securities Group at IBM, Chief Financial Officer at the Bank of New England, Executive Vice President of the Bank of America and a senior officer at Citibank. He has lived and worked in England, Germany, Ireland, Nigeria, Ivory Coast, Taiwan, Hong Kong, Japan and Singapore as well as the United States. He has served on various boards of directors of companies based in the UK, India, South Africa, Hong Kong, Taiwan, China and the United States. Mr. Price served on the board of directors of UBICS (a NASDAQ listed company). Mr. Price served as a Captain in the United States Air Force. Mr. Price’s banking and financial expertise was important in his selection as a member of the Board.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of the Forms 3, 4 and 5 furnished to us during and with respect to fiscal year 2014, we are not aware of any untimely filing by a director, officer, or greater than 10% beneficial owner of the reports required by Section 16(a) of the Exchange Act during our most recent fiscal year.

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

Corporate Governance

Director Independence

The Board has determined that the following directors qualify as “independent” in accordance with the published listing requirements of NASDAQ: Mr. Heldfond, Mr. Laybourn, Mr. Palamand, Mr. Merchant and Mr. Price. Mr. Singh is not “independent” because he is an employee of MBC. Dr. Mallya is not independent since he has received payments in excess of the applicable threshold from the Company during the last three (3) years. Prior to 2007, Mr. Merchant provided certain consulting services to the Company, however, given the timing and nature of such services as well as the amount of compensation provided in relation thereto, the Board has determined that Mr. Merchant now meets the criteria for being an “independent director”.

The NASDAQ rules contain both objective tests and a subjective test for determining who is an “independent director.” The objective tests provide that a director is not considered independent if he (i) is an employee of the Company (or a parent or subsidiary) (or has been in the past three (3) years); (ii) has accepted (or a family member has accepted) compensation from the Company in excess of $120,000 during any period of twelve (12) consecutive months within the preceding three (3) year period (subject to certain exceptions); (iii) has a family member that was employed as an executive officer of the Company (or a parent or subsidiary) during the past three (3) years; (iv) is (or a family member is) a controlling shareholder or an executive officer of an organization to which the Company made or received payments in the current year or at any time during the past three (3) years that exceed the greater of (a) five percent (5%) of the recipient’s consolidated gross revenues or (b) $200,000 for that year; (v) is (or has a family member who is) employed as an executive officer of another entity where at any time during the past three (3) years any of the executive officers of the Company served on the compensation committee of such other entity; or (vi) is (or has a family member who is) a current partner of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three (3) years. The subjective test is based on the standard that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Leadership Structure

Since January 2005, the Company has separated the roles of Chairman of the Board and Chief Executive Officer. From 1997 until January 2005, Dr. Vijay Mallya served as both the Chief Executive Officer as well as Chairman of the board of directors of MBC (the “Board of Directors” or the “Board”). The Board of Directors believes that the separation of the roles of Chief Executive Officer and Chairman of the Board provides the Company with additional processes, controls and oversights that facilitate the functioning of the Board of Directors and its decision-making in the best interests of MBC and its shareholders. In addition, the separation of the roles of Chairman and Chief Executive Officer permit the holders of such offices to focus on the fundamental duties and specialized nature of the respective office. MBC’s Chairman, Dr. Vijay Mallya, and the Board of Directors work together with the Chief Executive Officer to develop MBC’s strategic goals. Dr. Mallya also acts as an international brand ambassador and presides over the Board of Directors meetings at which he is present. MBC’s Chief Executive Officer, Yashpal Singh, is responsible for the day-to-day oversight of MBC’s performance and the brewing operations. Mr. Singh is also responsible for the implementation of MBC’s strategic goals. The Board of Directors may review its leadership structure from time to time and implement any changes that it deems appropriate to respond to the needs of the Company.

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

Board of Directors’ and Committee Meetings

During the fiscal year ended December 31, 2014, the Board of Directors held one meeting and the Audit/Finance Committee held six meetings. One director did not attend the meeting of the Board of Directors and no director attended fewer than 75% of the meetings of any committees of which such Director was a member.

Listed below are the committees of the Board of Directors, along with the names of the Directors who served as members of each committee during 2014.

Audit/Finance Committee. The Board of Directors has a standing Audit/Finance Committee.

Messrs. Merchant, Price (Chair), and Heldfond serve as the members of the Audit/Finance Committee (established in accordance with Section 3(a)(58)(A) of the Exchange Act). This committee met six times during fiscal year 2014. The Audit/Finance Committee reviews, acts on, and reports to the Board of Directors with respect to various auditing, accounting and finance matters, including the selection of the Company’s auditors, the scope of the annual audits, the fees to be paid to the auditors, the performance of the Company’s auditors, and the accounting practices of the Company. In the judgment of MBC’s Board of Directors, the members of the Committee are “independent,” as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules and also meet the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act.

Nominating Committee. Due to its limited size, the Board of Directors does not have a nominating committee or a committee performing similar functions. Instead, all of the Directors participate in the director nomination process. Mr. Singh and Dr. Mallya do not meet the criteria to qualify as “independent” under the rules of NASDAQ or under the applicable rules of the other national securities exchanges.

Compensation Committee. Messrs. Heldfond (Chair), Price, and Laybourn served on MBC’s Compensation Committee for the fiscal year ended December 31, 2014. The Compensation Committee considers all matters of compensation with respect to the chief executive officer, president, any vice president, and any other senior executive, and makes recommendations to the Board of Directors regarding the compensation of such persons. The Compensation Committee also makes determinations with respect to the granting of stock awards to directors who are also employees of MBC. In the judgment of MBC’s Board of Directors, the members of the Compensation Committee are “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the annual compensation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), who are the only MBC employees whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2014.

Neither of these executive officers has been issued equity shares or stock options as compensation to date.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)*	Total ($)
(a)	(b)	(c)	(d)	(i)	(j)
Yashpal Singh President and Chief Executive Officer	2014	304,000	30,500	22,300	356,800
	2013	304,000	30,500	18,600	353,100

Mahadevan Narayanan Chief Financial Officer and Corporate Secretary	2014	181,100	18,200	12,700	212,000
	2013	181,100	18,200	22,100	221,400

* Other compensation includes use of company vehicle, health care reimbursement for the executive and his immediate family and vacation reimbursement.

Compensation Narrative

The Compensation Committee of the Board determines and makes recommendations to the Board of Directors regarding the compensation for our executive officers. The Compensation Committee reviews all components of the executive officers’ compensation, including making individual compensation decisions and reviewing and revising compensation guidelines as appropriate. The Compensation Committee also consults with the Chief Executive Officer regarding revisions to the compensation of the Chief Financial Officer and other non-executive employees, as appropriate.

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

Base Salary

The Compensation Committee reviews executive officers’ base salaries on an annual basis. Given our stock performance and financial situation, there is currently no salary component directly tied to our stock price or to our financial performance. Effective as of January 1, 2012, the Compensation Committee recommended and the Board of Directors increased the annual base salary of the Chief Executive Officer and the Chief Financial Officer to $304,000 and $181,100 respectively. No adjustments have been made to such salaries during fiscal 2014.

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

Severance

On August 27, 2009, we entered into a Separation and Severance Agreement (the “Separation Agreement”) with Mr. Yashpal Singh, our President and Chief Executive Officer.

Pursuant to the terms of the Separation Agreement, upon Mr. Singh’s (i) termination of employment for Good Reason (as defined in the Separation Agreement), (ii) termination of employment at the end of the employment term, (iii) death, (iv) disability or (v) termination by us without Cause (as defined in the Separation Agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of (x) 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by (y) the number of years (on a pro-rated basis) he had been employed by the us at the Termination Date (as defined in the Separation Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Singh’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). In addition, we agreed to pay COBRA premiums for Mr. Singh and his spouse until the earlier of (i) the effective date on which he obtains comparable health insurance from a subsequent employer or (ii) eighteen (18) months following his Termination Date. Mr. Singh shall also be entitled to accrued salary, vacation time and benefits as set forth in Mr. Singh’s employment agreement.

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

Payments due to Mr. Singh under the Separation Agreement shall be paid in equal monthly installments by the Company over a 20 month period. The receipt of payments is contingent on Mr. Singh executing a release of claims for the benefit of the Company.

For purposes of illustrating the potential amounts payable to Mr. Singh under the Separation Agreement, assuming a termination date of December 31, 2014, Mr. Singh would have received the following approximate amounts of compensation for the applicable triggering event: termination by the Company for Cause - $304,000; completion of term of Employment Agreement - $760,100 plus COBRA payments; termination due to disability or death - $760,100 plus COBRA payments; termination by Mr. Singh for Good Reason - $760,100 plus COBRA payments; or termination by the Company without Cause - $1,064,100 plus COBRA payments.

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

DIRECTORS’ COMPENSATION FOR THE YEAR 2014

Dr. Vijay Mallya, Chairman of the Board, is paid $120,000 per year by MBC for services rendered as Chairman, and £89,600 per year (approximately $147,700 in United States dollars at the average exchange rate for the year 2014) by UBIUK for promoting our products in the Foreign Territory outside the United Kingdom.

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

	Fees Earned or Paid in Cash		Total
Name	($)		($)
(a)	(b)		(h)
Dr. Vijay Mallya	267,700		267,700
Kent Price	30,250	*	30,250
Sury Rao Palamand	18,250	+	18,250
Jerome Merchant	24,500	#	24,500
Scott Heldfond	30,250	##	30,250
Michael Laybourn	17,000	^	17,000

*	Fee for attending one Board meetings and six committee meetings calculated at $1,250 per meeting, $15,000 fixed annual retainer, $2,000 additional fixed retainer and $4,500 for acting as Chairman of Audit Committee. $16,750 of the fees earned for the year 2013 was not paid and no payment was made for the fees earned during 2014. Such unpaid fees are accrued and to be paid in the future out of available cash.

+	Fixed annual retainer of $15,000 and $2,000 additional fixed retainer and fee for attending one Board meeting calculated at $1,250 per meeting. $9,500 of the fees earned for the year 2013 was not paid and no payment was made for the fees earned during 2014. Such unpaid fees are accrued and to be paid in the future out of available cash.

#	Fee for attending one Board meeting and five committee meetings calculated at $1,250 per meeting, $15,000 fixed annual retainer and $2,000 additional fixed retainer. $14,500 of the fees earned for the year 2013 was not paid and no payment was made for the fees earned during 2014. Such unpaid fees are accrued and to be paid in the future out of available cash.

##	Fee for attending one Board meeting and six committee meetings calculated at $1,250 per meeting, $15,000 fixed annual retainer, $2,000 additional fixed retainer and $4,500 for acting as Chairman of Compensation Committee. $16,760 of the fees earned for the year 2013 was not paid and no payment was made for the fees earned during 2014. Such unpaid fees are accrued and to be paid in the future out of available cash.

^	Fixed annual retainer of $15,000 and $2,000 additional fixed retainer. $10,750 of the fees earned for the year 2013 was not paid and no payment was made for the fees earned during 2014. Such unpaid fees are accrued and to be paid in the future out of available cash.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Heldfond (Chair), Price and Laybourn served on MBC’s Compensation Committee for the fiscal year ended December 31, 2014. Mr. Laybourn served as MBC’s President from inception in 1983 through December 1999 and its Chief Executive Officer from inception until October 1997. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Compensation CommitteE Report

The Compensation Committee has reviewed and discussed with Management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on the Compensation Committee’s review of and discussions with Management with respect to the Compensation Discussion and Analysis, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in MBC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The Compensation Committee

Scott R. Heldfond (Chair)

Kent D. Price

Michael Laybourn

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is provided in Item 5 above.

The following table sets forth certain information known to the Company regarding the beneficial ownership of MBC’s Common Stock and Series A Preferred Stock as of February 28, 2015, for each shareholder known by us to own beneficially 5% or more of the outstanding shares of our Common Stock or Series A Preferred Stock:

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

(1) Applicable percentages of ownership are based on 12,611,133 shares of Common Stock outstanding as of March 23, 2015.

(2) Does not include 2,420,354 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement (For additional information, see “Item 13. Certain Relationships and Related Transactions”). UBHL is the ultimate beneficiary of substantially all of the shares owned by both UBA and Inversiones.

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

(4) Includes all shares indirectly held by UBHL. Does not include 2,420,354 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnote (2) above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

The following table sets forth certain information known to the Company regarding the beneficial ownership of MBC’s Common Stock and Series A Preferred Stock as of February 28, 2015, for each director, each executive officer, and all directors and executive officers of MBC as a group. Except as otherwise noted, we believe that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Security Ownership of Management
	Amount and Nature of Beneficial Ownership		Percent of Class (1)
COMMON STOCK
Vijay Mallya	8,587,818	(2)	68.1%
H. Michael Laybourn	492,221		3.9%
Kent D. Price	428,401		3.4%
Sury Rao Palamand (3)	332,110		2.6%
Jerome G. Merchant	290,530		2.3%
Yashpal Singh	—		—
Scott R. Heldfond	257,275		2.0%
Mahadevan Narayanan	—		—
All Directors and executive officers as a group (8 persons)	10,388,355		82.4%

SERIES A PREFERRED STOCK
H. Michael Laybourn	6,100		2.7%
All Directors and executive officers as a group (8 persons)	6,100		2.7%

*Amount represents less than 1% of the outstanding securities of the class.

(1) Applicable percentages of ownership are based on (i) 12,611,133 shares of Common Stock outstanding as of March 23, 2015 and (ii) 227,600 shares of Series A Preferred Stock outstanding as of February 28, 2015.

(2) Includes all shares indirectly held by UBHL. Does not include 2,420,354 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnote (2) of Table 1 above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

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

UBA Line of Credit

On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide us with a line of credit in a principal amount of up to $1,600,000. We have executed an Extension of Term of Notes under the Master Line of Credit Agreement (the “Extension Agreement”) with UBA. The UBA Notes have been extended until June 2012 with automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. No notice of election not to extend the term was received prior to the expiration of the period ending June 30, 2014, so the current term has been extended until June 30, 2015.

We have issued thirteen (13) promissory notes to UBA pursuant to the Credit Agreement between the Company and UBA and one note on substantially similar terms to UBA, but unrelated to the Credit Agreement, between September 1999 and March 2005. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to the conversion rate protection set forth in the UBA Notes then outstanding. Such waiver does not apply to the single note issued to UBA on March 2, 2005 that was not related to the Credit Agreement. The aggregate outstanding principal amount of the UBA Notes as of December 31, 2014 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,673,500, for a total amount due of $3,588,900.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA’s discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share for the notes issued pursuant to the Credit Agreement and $1.44 for the note issued on March 2, 2005. As of December 31, 2014, the outstanding principal and interest on the UBA Notes was convertible into 2,410,464 shares of our Common Stock.

As of February 28, 2015, the aggregate outstanding principal amount of the UBA Notes was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,688,200. As of February 28, 2015, the entire amount of the outstanding principal and accrued but unpaid interest owed with respect to the UBA Notes was convertible into 2,420,354 shares of our Common Stock. As of February 28, 2015, UBA beneficially owns approximately 24.5% of our outstanding Common Stock (excluding any shares issuable upon the conversion of the notes issued to UBA). Our Chairman, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBA. During each of fiscal years 2014 and 2013, the largest aggregate amount of principal outstanding was $1,915,400. No principal or interest was paid during fiscal year 2014 or 2013.

License Agreement

In July 2001, we entered into a Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., a Delaware corporation affiliated with UB Limited, pursuant to which we obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. This agreement will remain in effect for as long as the Distribution Agreement (described below) between UBIUK and KBEL remains in effect. The Distribution Agreement is scheduled to expire in October 2018 but, pursuant to its amended terms, will no longer provide brewing and distribution rights in the United States. The Company has negotiated arrangements to continue to brew and distribute beer using the Kingfisher trademark pursuant to the License Agreement. If the Company cannot obtain the right to brew and distribute beer using the Kingfisher trademark on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected.

Because our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UB Limited, the transactions represented by this license agreement may be deemed to be related party transactions.

The dollar value of the license agreement cannot be accurately estimated.

Distribution Agreement

UBIUK entered into a Distribution Agreement with its wholly-owned subsidiary KBEL on October 9, 1998. Under this agreement, which was subsequently amended by a Supplemental Agreement dated as of October 24, 2001 and a deed of variation dated March 11, 2013 and effective October 9, 2013 (together, the “Distribution Agreement”), UBIUK granted KBEL an exclusive sublicense for the distribution of all lager and other beer products brewed or prepared for sale in the Foreign Territory, and a sublicense to use the Kingfisher trademark and trade name, to manufacture, package, market, distribute, and sell beer and other products using the Kingfisher trademark and logo, and to enter into a Brewing License Agreement described below. The Distribution Agreement, which also requires KBEL to pay UBIUK a royalty fee of 50 British pence (approximately $0.82 at the average exchange rates in effect during fiscal year 2014) for every 100 liters (26 gallons) of beer brewed for sale in the Foreign Territory, will expire, with respect to the Foreign Territory sublicense, in October 2018. The royalty due to UBIUK for the year 2014 was approximately $67,700 and for the year 2013 was approximately $57,900.

Brewing License Agreement

Effective October 26, 2001, MBC entered into a Brewing License Agreement with KBEL, under the terms of which KBEL granted us an exclusive license to brew and distribute Kingfisher Premium Lager, in exchange for a royalty, payable to KBEL, of eighty cents ($0.80) for each case of Kingfisher Premium Lager sold by us under this agreement. The Brewing License Agreement expires pursuant to its terms in October 2018. Pursuant to a deed of variation, after October 9, 2013, the royalty payable to KBEL was reduced to $0.56 per US barrel. The royalty due to KBEL pursuant to the Brewing License Agreement for the year 2014 was approximately $6,400 and for the year 2013 was approximately $97,400.

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

Commencing October 9, 2013, the Brewing Agreement granted HUK the exclusive right to manufacture, package and supply Kingfisher beer for sale in the United Kingdom and to manufacture and package Kingfisher beer for export by KBEL to Europe (excluding Germany) for a period of five years whereupon the Brewing Agreement will automatically terminate. In addition, under the Brewing Agreement, in exchange for royalty payments to KBEL, HUK received the right to be the sole and exclusive reseller of the Product (as defined in the Brewing Agreement) to certain customers. If HUK fails to sell a specified amount to such customers, KBEL will be entitled to withdraw such exclusivity upon the terms provided in the Brewing Agreement. KBEL will continue to sell the Product purchased from HUK to certain wholesale and on trade customers in the United Kingdom. HUK is entitled to terminate the Brewing Agreement on thirty days’ notice upon a change of control of KBEL, or immediately upon the occurrence, and failure to rectify within 30 days, of an Event of Default or Potential Event of Default (as such terms are defined in the HUK Loan Agreement, described below). KBEL purchased beer from HUK for the amount of $12,884,700 during the year 2014 and $3,006,100 in the year 2013. Royalty fees receivable from HUK in 2014 was $61,800 and in 2013 were $9,600.

HUK Loan Agreement

On April 18, 2013, KBEL entered into a loan agreement with HUK pursuant to which HUK provided KBEL with a secured term loan facility of £1,000,000 on October 9, 2013. The loan has to be repaid in twelve equal quarterly installments commencing from January 9, 2014. Interest on the loan will accrue from day to day and is calculated on the basis of the actual number of days elapsed and a year of 365 days. Such interest is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an Event of Default, as defined in the loan agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-Licence Agreement described and defined below. The largest amount of principal outstanding under the loan agreement in 2014 and 2013 was £1,000,000. The amount of principal outstanding as of March 27, 2015 was £583,300. Principal and interest repayments in 2014 were £333,300 and £56,900 respectively. No principal or interest was paid in 2013.

Sub-Licence Agreement

On April 18, 2013, HUK, UBIUK, KBEL and UB Limited entered into that certain Heineken Sub-Licence Agreement (the “Sub-Licence Agreement”) pursuant to which HUK has the option, exercisable upon a default or breach by KBEL under the Brewing Agreement or the loan agreement with HUK described above or a change of control or bankruptcy of KBEL, to acquire an exclusive license from UBIUK to produce, market and sell Kingfisher beer in the United Kingdom. Such license would expire on the earlier of the date certain debts (the “Debt”) between HUK and KBEL are settled, and October 9, 2018. As consideration for such exclusive license, HUK would reduce the Debt pursuant to the terms of the Sub-Licence Agreement. HUK may terminate the Sub-Licence Agreement upon a material breach by UBIUK, after notice and a thirty day cure period, or, immediately upon the termination of UBIUK’s license pursuant to its agreement with UB Limited. Upon termination of the Sub-Licence Agreement, the Debt shall become immediately due and payable. HUK’s aggregate liability for breaches of the Sub-Licence Agreement is capped.

The dollar value of the Sub-Licence Agreement cannot be accurately estimated.

MBC’s two largest shareholders are UBA, which owns 24.5% of MBC’s Common Stock, and Inversiones, which owns 43.6% of MBC’s Common Stock. UBHL is the ultimate beneficial owner of UBA and Inversiones because both UBA and Inversiones are controlled by Rigby International Corp, a wholly-owned subsidiary of UBHL.

MBC received a letter dated November 11, 2013 from UBHL, MBC’s indirect majority shareholder, dated November 11, 2013. The chairman of MBC’s Board, Dr. Vijay Mallya, is also the chairman of the board of directors of UBHL. In the letter, UBHL sets forth its understanding that its investment in MBC will allow MBC to reach certain goals. In light of such understanding, UBHL is willing to commit to invest $2,000,000 in MBC in four installments to be paid every six months over a two year period. The letter does not state definitive terms for the proposed investment. UBHL will consider additional investment based on a business plan to be provided by MBC.

On January 22, 2014, MBC issued a promissory note to Catamaran in the principal amount of $500,000. Catamaran Holdings, Ltd., the sole shareholder of Catamaran, has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the board of directors of the Company is also the Chairman of the board of directors of UBHL. On April 24, 2014, the Company issued another note to Catamaran in the principal amount of $500,000 on terms similar to the note issued on January 22, 2014. On February 5, 2015, the Company issued a third note to Catamaran in the principal amount of $500,000 on terms similar to the notes issued earlier.

Pursuant to the terms of each note, MBC promises to pay the principal sum with accrued interest, as described below, to Catamaran within six months following the date of each note, subject to the receipt by MBC of an equity investment by its majority shareholder (the “Shareholder Investment”) in an amount sufficient either (a) to pay all the notes through Permitted Payments, as defined below, or (b) to pay all the notes together with certain existing obligations of MBC to MB Financial pursuant to the Credit and Security Agreement dated as of June 23, 2011 (as amended, modified or supplemented from time to time) among MBC, Releta, and MB Financial in full. “Permitted Payments” are payments made from the portion of a Shareholder Investment that is in excess of $500,000 of the value of all the notes issued by Catamaran.

If MBC is not able to satisfy its obligations on any Catamaran Note within six month following the date of such Catamaran Note, the Catamaran Note shall be automatically extended for additional six month terms. Interest shall accrue from the date of the Catamaran Note on the unpaid principal at a rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America Corporation in San Francisco, California, or (ii) ten percent (10%) per annum, until the principal is fully paid.

The Catamaran Notes may be prepaid without penalty at the option of MBC; however, no payments on the Catamaran Note may be made unless such payment is a Permitted Payment or certain existing obligations of MBC to MB Financial pursuant to the Agreement have been satisfied in full. The Catamaran Notes may not be amended without the prior written consent of MB Financial.

No interest has yet been paid on the Catamaran Notes; the largest aggregate amount of principal outstanding under the Catamaran Notes as of February 28, 2015 was $1,500,000.

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

The NASDAQ rules contain both objective tests and a subjective test for determining who is an “independent director.” The objective tests provide that a director is not considered independent if he (i) is an employee of the Company (or a parent or subsidiary) (or has been in the past three (3) years); (ii) has accepted (or a family member has accepted) compensation from the Company in excess of $120,000 during any period of twelve (12) consecutive months within the preceding three (3) year period (subject to certain exceptions); (iii) has a family member that was employed as an executive officer of the Company (or a parent or subsidiary) during the past three (3) years; (iv) is (or a family member is) a controlling shareholder or an executive officer of an organization to which the Company made or received payments in the current year or at any time during the past three (3) years that exceed the greater of (a) five percent (5%) of the recipient’s consolidated gross revenues or (b) $200,000 for that year; (v) is (or has a family member who is) employed as an executive officer of another entity where at any time during the past three (3) years any of the executive officers of the Company serve on the compensation committee of such other entity; or (vi) is (or has a family member who is) a current partner of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three (3) years. The subjective test is based on the standard that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

COMPANY RELATIONSHIPS

UBA and Inversiones own 24.5% and 43.6% of the outstanding shares of our Common Stock, respectively, as of February 28, 2015. UBA has also advanced us the principal amount of $1,915,400 under separate convertible notes. As of February 28, 2015 the principal amount outstanding on the notes together with the accrued interest was convertible into 2,420,354 shares of our Common Stock. Because UBHL is the ultimate parent of both UBA and Inversiones, UBHL is the ultimate beneficiary of 68.1% the shares of our Common Stock. Refer to “Item 12 - Security ownership of certain beneficial owners and management and related stockholder matters” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has appointed RBSM, LLP (“RBSM”), as our independent auditors to perform the audit of our financial statements for fiscal year 2014 and fiscal year 2013.

AUDIT FEES. The aggregate fees billed by RBSM during the year 2014 and 2013 for the audit of our annual consolidated financial statements was $80,000 and of an additional $36,000 were billed to us in connection with RBSM’s review of interim financial statements in connection with our Quarterly Reports on Form 10-Q for such years. The fees described in this paragraph represented approximately 89% of the total fees for services billed to us by RBSM during 2014 and 2013.

AUDIT RELATED FEES. RBSM did not bill us any amount in fees for assurance or related services in 2014 or 2013.

TAX FEES. The aggregate fees billed by RBSM during 2014 and 2013 for tax products and services related to the preparation of our tax returns other than those described in the foregoing paragraphs, was $14,500. Such fees represented approximately 11% of the total fees for services rendered to us by RBSM during 2014 and 2013.

ALL OTHER FEES. RBSM did not bill us for any amount towards fees for services other than those mentioned above during the years 2014 and 2013.

All audit and other services performed by RBSM on our behalf are approved in advance by our Audit Committee.

All of the work done during the course of the audit of our 2014 Financial Statements was performed by full-time, permanent employees of RBSM.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:

(1)	Audited financial statements and financial statement schedules

Report of RBSM, LLP, Independent Registered Auditors

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flow for the Years Ended December 31, 2014 and 2013

Notes to Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULES. The financial statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K are listed above. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

(3)	LIST OF EXHIBITS

Exhibit Number		Description of Document

3.1	(T)	Articles of Incorporation of Mendocino Brewing Company, Inc. as amended.
3.2	(T)	Bylaws of Mendocino Brewing Company, Inc., as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between Mendocino Brewing Company, Inc. and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart’s Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15	(I)	Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21	(K)	Registration Rights Agreement Among Mendocino Brewing Company, Inc., United Breweries of America, Inc., H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.

10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.
10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited. and KBEL, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and KBEL, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and KBEL, Ltd.

10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and KBEL, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and KBEL, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and KBEL, Ltd.
10.60	(T)	Brewing License Agreement between KBEL, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between KBEL, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and KBEL Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	[Intentionally omitted]
10.80	(EE)	[Intentionally omitted]
10.81		[Intentionally omitted]
10.82	(FF)	[Intentionally omitted]
10.83	(FF)	[Intentionally omitted]
10.84	(FF)	[Intentionally omitted].
10.85	(FF)	[Intentionally omitted]
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007.
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007.
10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract).

10.92	(II)	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors’ Compensation Plan, as amended (Management Contract).
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.
10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009†.
10.99	(NN)	Commercial Lease dated August 1, 2009 between Stewart’s Shop Corp. and Releta Brewing Company LLC.
10.100	(OO)	Tenth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2010.
10.101	(OO)	Sixth Amendment to Convertible Promissory Notes, effective June 30, 2010.
10.102	(OO)	Employment Agreement with Damon Swarbrick (Management Contract).
10.103		[Intentionally omitted]
10.104		[Intentionally omitted]
10.105		[Intentionally omitted]
10.106	(PP)	Credit and Security Agreement dated as of June 23, 2011 between Cole Taylor Bank, Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
10.107	(PP)	Seventh Amendment to Convertible Promissory Note effective June 30, 2011.
10.108	(PP)	Eleventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2011.
10.109	(QQ)	Amended and Restated Directors’ Compensation Plan (Management Contract).
10.110	(RR)	Letter of Support issued on behalf of Kingfisher Beer Europe Limited by United Breweries (Holdings) Limited, dated March 2, 2012.
10.111	(SS)	Amended and Restated Directors’ Compensation Plan (Management Contract).
10.112	(TT)	First Amendment to Credit and Security Agreement effective March 29, 2013, by and among Cole Taylor Bank, Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
10.113	(TT)	Letter of Support issued on behalf of Kingfisher Beer Europe Limited by United Breweries (Holdings) Limited, dated March 22, 2013.
10.114	(UU)	Amendment dated as of March 11, 2013 to that certain License Agreement dated as of October 8, 1998 between United Breweries International (UK) Limited and United Breweries Limited (previously filed as Exhibit 10.1).
10.115	(UU)	Amendment dated as of March 11, 2013 to that certain Distribution Agreement dated as of October 9, 1998 between United Breweries International (UK) Limited and Kingfisher Beer Europe Limited (previously filed as Exhibit 10.2).
10.116	(UU)	Amendment dated as of March 11, 2013 to that certain Brewing License Agreement dated as of October 26, 2001 between Mendocino Brewing Company, Inc. and Kingfisher Beer Europe Limited (previously filed as Exhibit 10.3).
10.117	(VV)	Contract Brewing and Distribution Agreement between Heineken UK Limited and Kingfisher Beer Europe Limited, dated April 18, 2013.†
10.118	(VV)	Heineken Sub-License Agreement by and among Heineken UK Limited, United Breweries International (UK) Limited, Kingfisher Beer Europe Limited, and United Breweries Limited, dated April 18, 2013.†
10.119	(VV)	Loan Agreement between Heineken UK Limited and Kingfisher Beer Europe Limited, dated April 18, 2013.†

10.120	(WW)	Promissory Note of Mendocino Brewing Company, Inc., in favor of Catamaran Services, Inc., dated January 22, 2014.
10.121	(XX)	Promissory Note of Mendocino Brewing Company, Inc., in favor of Catamaran Services, Inc., dated April 24, 2014.

14.1	(V)	Code of Ethics
21.1		Subsidiaries of the Registrant
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification of Chief Executive Officer Pursuant to U.S.C. 1350.
32.2		Certification of Chief Financial Officer Pursuant to U.S.C. 1350.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

† Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES: Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	MBC’s Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.
(B)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 1995.
(C)	MBC’s Quarterly Report on Form 10-QSB for the period ended March 31, 1995.
(D)	MBC’s Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.
(F)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 1996.
(G)	MBC’s Quarterly Report on Form 10-QSB for the period ended September 30, 1995.
(I)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 1997.
(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.
(L)	MBC’s Quarterly Report on Form 10-QSB for the period ended June 30, 1998.
(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.
(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.
(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.
(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.
(S)	MBC’s Current Report on Form 8-K filed as of February 19, 2002.
(T)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 2001.
(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.
(V)	MBC’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

	(Z)	MBC’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
	(BB)	MBC’s Current Report on Form 8-K filed as of March 8, 2005.
	(DD)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
	(EE)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
	(FF)	MBC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
	(GG)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
	(HH)	MBC’s Annual Report on Form 10-K for the period ended December 31, 2007.
	(II)	MBC’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
	(JJ)	MBC’s Annual Report on Form 10-K for the period ended December 31, 2008.
	(KK)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.
	(LL)	MBC’s Current Report on Form 8-K filed as of August 31, 2009.
	(MM)	MBC’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
	(NN)	MBC’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
	(OO)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
	(PP)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
	(QQ)	MBC’s Schedule 14A filed September 1, 2010.
	(RR)	MBC’s Annual Report on Form 10-K for the year ended December 31, 2011.
	(SS)	MBC’s Schedule 14A filed December 19, 2012.
	(TT)	MBC’s Annual Report on Form 10-K for the period ended December 31, 2012.
	(UU)	MBC’s Quarterly Report on Form 10-Q for the period ended on March 31, 2013.
	(VV)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.
	(WW)	MBC’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.
	(XX)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.

(b)	Exhibit Attached The following Exhibits are attached to this Annual Report on Form 10-K:

	21.1	Subsidiaries of the Registrant.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
	32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.**
	32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.**
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(c)	Excluded Financial Statements. None.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By:	/s/ Vijay Mallya
Dr. Vijay Mallya
Director and Chairman of the Board

Date:	March 31, 2015

By:	/s/ Yashpal Singh
Yashpal Singh
President, Director and Chief Executive Officer
(Principal Executive Officer)

Date:	March 31, 2015

By:	/s/ Scott R. Heldfond
Scott R. Heldfond, Director

Date:	March 31, 2015

By:	/s/ Jerome G. Merchant
Jerome G. Merchant, Director

Date:	March 31, 2015

By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Secretary and Chief Financial Officer
(Principal Financial Officer)

Date:	March 31, 2015

By:	/s/ H. Michael Laybourn
H. Michael Laybourn, Director

Date:	March 31, 2015

By:	/s/ Kent Price
Kent Price, Director

Date:	March 31, 2015

By:	/s/ Sury Rao Palamand
Sury Rao Palamand, Director

Date:	March 31, 2015

Mendocino Brewing Company, Inc.

Consolidated Financial Statements

For the Years Ended

December 31, 2014 and 2013

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Mendocino Brewing Company, Inc. and Subsidiaries

Ukiah, California

We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mendocino Brewing Company, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and comprehensive income (loss) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ RBSM, LLP
Larkspur, California
March 31, 2015

Mendocino Brewing Company, Inc.

Consolidated Balance Sheets

As of December 31, 2014 and 2013

	2014	2013
ASSETS
Current Assets
Cash	$145,100	$324,800
Accounts receivable, net	4,384,500	4,119,300
Inventories	2,117,900	2,242,000
Prepaid expenses	632,900	591,600
Total Current Assets	7,280,400	7,277,700

Property and Equipment, net	11,087,800	11,664,800
Deposits and other assets	310,400	324,500

Total Assets	$18,678,600	$19,267,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$2,156,900	$2,245,000
Accounts payable	4,860,800	4,893,800
Accrued liabilities	1,768,600	1,467,900
Notes payable to related party	1,038,700	-
Current maturities of secured notes payable	3,913,300	4,448,000
Current maturities of long-term debt to related party	519,300	552,500
Current maturities of obligations under capital leases	5,600	5,300
Total Current Liabilities	14,263,200	13,612,500

Long-Term Liabilities

Long term debt to related party, less current maturity	519,300	1,104,900
Capital lease obligations, less current maturities	12,100	17,700
Severance payable	760,100	-
Subordinated convertible notes to related party	3,588,900	3,497,900
Total Long-Term Liabilities	4,880,400	4,620,500

Total Liabilities	19,143,600	18,233,000

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	454,200	413,700
Accumulated deficit	(16,247,100)	(14,707,600)
Total Stockholders’ Equity	(465,000)	1,034,000

Total Liabilities and Stockholders’ Equity	$18,678,600	$19,267,000

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Operations and comprehensive income (loss)

For the Years Ending December 31, 2014 and 2013

	2014	2013
Sales	$34,654,900	$36,418,200
Less excise tax	615,700	782,300

Net Sales	34,039,200	35,635,900

Cost of Goods Sold	23,435,100	25,770,300

Gross Profit	10,604,100	9,865,600

Operating Expenses
Marketing	5,887,200	5,432,000
General and administrative	5,636,100	4,699,200

Total Operating Expenses	11,523,300	10,131,200

Loss from Operations	(919,200)	(265,600)

Other Income (Expense)
Miscellaneous income	46,800	44,500
Gain (loss) on disposal of assets	19,600	(74,600)
Interest expense	(686,700)	(577,100)

Total Other Expense, net	(620,300)	(607,200)

Income (Loss) before Income Taxes	(1,539,500)	(872,800)

Provision for Income Taxes	-	4,100

Net Loss	(1,539,500)	(876,900)

Other Comprehensive Income - Foreign currency translation adjustment	40,500	7,300

Comprehensive Loss	$(1,499,000)	$(869,600)

Net income (loss) per share Basic and diluted	(0.12)	(0.07)

Weighted average common shares outstanding –
Basic	12,611,133	12,611,133
Diluted	12,611,133	12,611,133

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ending December 31, 2014 and 2013

	Series A				Accumulated Other
	Preferred		Common		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income	Deficit	Equity
Balance December 31, 2012	227,600	$227,600	12,611,133	$15,100,300	$406,400	$(13,830,700)	$1,903,600

Net loss	-	-	-	-	-	(876,900)	(876,900)

Currency translation adjustment	-	-	-	-	7,300	-	7,300

Balance December 31, 2013	227,600	$227,600	12,611,133	$15,100,300	$413,700	$(14,707,600)	$1,034,000

Net loss	-	-	-	-	-	(1,539,500)	(1,539,500)

Currency translation adjustment	-	-	-	-	40,500	-	40,500

Balance December 31, 2014	227,600	$227,600	12,611,133	$15,100,300	$454,200	$(16,247,100)	$(465,000)

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Cash Flows

For the Years Ending December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income loss	$(1,539,500)	$(876,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,382,400	1,105,400
Provision for doubtful accounts	(11,300)	(49,400)
(Gain) loss on the disposal of assets	(19,600)	74,600
Changes in operating assets and liabilities:
Increase in interest accrued on related party notes	129,700	90,900
Increase in accrued severance payable	760,100
(Increase) decrease in accounts receivable	(329,000)	1,395,400
(Increase) decrease in inventories	119,900	(330,100)
Increase in prepaid expenses	(70,400)	(68,100)
Increase in deposits and other assets	(85,200)	(107,900)
Increase (decrease) in accounts payable	110,200	(776,500)
Increase (decrease) in accrued liabilities	346,200	(181,300)

Net cash provided by operating activities	793,400	276,100

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(895,700)	(819,000)
Proceeds from sale of fixed assets	19,600	3,000

Net cash used in investing activities:	(876,100)	(816,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment on lines of credit	(28,100)	(907,200)
Borrowing on notes payable	1,000,000	-
Borrowing on long term debts, related party	-	1,564,200
Borrowing on long term debts, others	-	539,700
Repayment on long-term debts	(534,700)	(524,100)
Repayment on related party debt	(549,500)	-
Payments on obligations under capital leases	(5,300)	(3,100)

Net cash provided by (used in) financing activities:	(117,600)	669,500

EFFECT OF EXCHANGE RATE CHANGES ON CASH	20,600	(3,300)

Net Change in Cash	(179,700)	126,300

Cash at beginning of period	324,800	198,500

Cash at end of period	$145,100	$324,800

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$557,000	$486,200
Income taxes	$-	$4,100
Non-cash investing and financing activities:
Seller financed equipment	$-	$23,000

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc., was formed in 1983 in California, and has two operating subsidiaries: Releta Brewing Company, LLC, (“Releta”), and United Breweries International (UK) Limited (“UBIUK”). In the United States (“US”), MBC and its subsidiary, Releta, operate two breweries that produce beer for the specialty “craft” segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The majority of sales for Mendocino Brewing Company, Inc. in the US are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands, and MBC holds the license to distribute Kingfisher Premium Lager Beer in the US and Canada. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws. In these notes, the term “the Company” and its variants and the terms “we,” “us,” and “our” and their variants are generally used to refer to Mendocino Brewing Company, Inc. together with its subsidiaries, while the term “MBC” is used to refer to Mendocino Brewing Company, Inc. as an individual entity.

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

Basis of Presentation and Organization

The financial statements for the years ended December 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

Reclassifications

Certain items in the financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Cash and Cash Equivalents, Short- and Long-Term Investments

For purposes of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Foreign Operations

Approximately 26% of the Company’s assets are located in the UK. Although this country is considered economically stable and the Company has experienced no notable burden from foreign exchange transactions, export duties, or government regulations, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company had allowances of $56,700 and $68,200 for doubtful accounts receivable as of December 31, 2014 and 2013, respectively.

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

December 31, 2014 and 2013

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $45,000 for the years ended December 31, 2014 and 2013.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax benefits for the years ending December 31, 2014 and 2013.

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

“The Fee for the Arrangement is Fixed or Determinable” – Prior to recognizing revenue, an amount is either fixed or determinable under the terms of the written contract or purchase order. The price is negotiated at the outset of the arrangement and is not subject to refund or adjustment during the initial term of the arrangement.

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

December 31, 2014 and 2013

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

Discounts

To further promote retail sales of its products and in response to local competitive conditions, the Company regularly offers price discounts to distributors and retailers in most of its markets. Sales for the years 2014 and 2013, as presented in the Company’s statements of operations, are reduced by $1,140,800 and $1,165,100 respectively, related to such discounts.

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

Taxes Collected From Customers

Taxes collected from customers and remitted to tax authorities are sales tax collected from our retail customers. State and federal excise taxes on beer shipments are the responsibility of the Company and included in our selling price. Excise taxes on shipments are shown in a separate line item in the consolidated statement of operations as reduction of gross sales. Sales taxes collected from customers are recognized as a liability, with the liability subsequently reduced when the taxes are remitted to the tax authority. Total sales taxes collected from customers and remitted to tax authorities were not material in 2014 and 2013.

Delivery Costs

In accordance with ASC 605, (Shipping and Handling Fees and Costs) the company reports pass-through freight costs on beer shipped to independent beer wholesalers in cost of sales. Reimbursements of these costs by wholesalers are reported in sales.

Non-pass-through costs incurred by the Company to deliver beer to wholesalers are included in marketing, distribution and administrative expenses. These costs are considered marketing related because in addition to product delivery, wholesalers provide marketing and other customer service functions to customers including product display, shelf space management, distribution of promotional materials, and product rotation. Shipping costs included in marketing expense totaled $1,051,300 and $911,200, for the years ended December 31, 2014 and 2013, respectively.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Basic and Diluted Income per Share

The basic earnings per share is computed by dividing the earnings attributable to common stockholders by the weighted average number of common shares outstanding during the period. In 2014, the effect of any potentially dilutive securities would have been anti-dilutive. Therefore, the conversion of the related party notes has been excluded from the calculation of net earnings per share for the year ended December 31, 2014. Basic net earnings per share exclude the dilutive effect of stock options or warrants and convertible notes. The computations of basic and dilutive net earnings per share are as follows:

	Year Ended December 31
	2014	2013
Net loss	$(1,539,500)	(876,900)
Weighted average common shares outstanding	12,611,133	12,611,133
Basic net income (loss) per share	$(0.12)	(0.07)
Interest expense on convertible notes	$—	—
Income (loss) for purpose of computing diluted net income per share	$(1,539,500)	(876,900)
Incremental shares from assumed exercise of dilutive securities	—	—
Dilutive potential common shares	12,611,133	12,611,133
Diluted net earnings (loss) per share	$(0.12)	(0.07)

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

Cash at UBIUK was translated at exchange rates in effect at December 31, 2014 and 2013, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Advertising

Advertising costs are expensed as incurred and were $987,500 and $755,600 for the years ended December 31, 2014 and 2013, respectively.

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

Level 3 – unobservable inputs.

At December 31, 2014 and 2013, the Company had no financial assets or liabilities that required periodic re-measurement at fair value.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at December 31, 2014 and December 31, 2013 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted.

.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard requires management to evaluate the entity’s ability to continue as a going concern for 12 months following the issuance of the financial statements and provide related footnote disclosures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. We will adopt this standard beginning with our 2017 annual reporting period.

In January 2015, the FASB issued an Accounting Standards Update which eliminates from GAAP the concept of extraordinary items and the need to separately classify, present, and disclose extraordinary events and transactions. This guidance is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this pronouncement is not expected to impact the Company’s consolidated financial statements.

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

The Agreement requires MBC and Releta to maintain certain minimum fixed charge coverage ratios for trailing twelve month periods and minimum tangible net worth. The minimum tangible net worth MBC and Releta are required to maintain is subject to increase based on the net income of MBC and Releta. On March 29, 2013, MBC, Releta, and Lender entered into a First Amendment to the Agreement to clarify the method by which the fixed charge coverage ratio is calculated, with retrospective application.

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

On April 18, 2014, MBC and Releta received a second notice (the “Second Default Notice”) from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. As stated in the Second Default Notice, the Company has continued to be in default on the fixed charge coverage ratio for each measurement period beginning March 31, 2013 through February 28, 2015. The required fixed charge coverage ratio was initially required to be at least 1.05 to 1.00, but as of July 31, 2013, the required fixed charge coverage ratio increased to 1.10 to 1.00 pursuant to the terms of the Agreement.

The Second Default Notice also stated that the tangible net worth of MBC and Releta continued to fall short of the required amount as measured through February 28, 2014. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of December 31, 2014 and the actual tangible net worth on such date was $3,843,400. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

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

On January 21, 2015, MBC, Releta, and Lender entered into a Second Amendment (the “Second Amendment”) to the Agreement.

The Second Amendment reduced the maximum amount of the Revolver from $4,119,000 to $2,500,000. The Second Amendment also changes the definition of borrowing base (including by lowering certain advance rates) such that the calculation of the borrowing base will result in a lower number than it would have if calculated prior to the effectiveness of the Second Amendment. The borrowing base is used in the determination of the amount available to each Borrower pursuant to the Revolver. Pursuant to the Agreement, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

The Second Amendment reduced the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by two percent (2%) and continues to reduce each by an additional two percent (2%) on the 20th day of each month thereafter. The advance rates are used in the calculation of the borrowing base of each Borrower, which is used in the determination of the amount available to each Borrower pursuant to the Revolver. As stated above, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Agreement, certain other related documents and applicable law. Lender could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason. Since receiving the Second Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Agreement in connection with the events of default. Lender continues to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

As of December 31, 2014, the fixed charge coverage ratio was required to be 1.10 to 1. The Company calculated that the fixed charge coverage ratio as of December 31, 2014 was -1.18 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of December 31, 2014 and the actual tangible net worth on such date was $3,843,400. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

At December 31, 2014, we had cash and cash equivalents of $145,100, an accumulated deficit of $16,247,100, and a working capital deficit of $6,982,800 due to losses incurred and reclassification of debts owing to MB Financial as a result of the default under the Agreement described above. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at December 31, 2014.

The Company received a letter dated November 11, 2013 from UBHL, our indirect majority shareholder, expressing its willingness to commit to invest $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment. UBHL would consider additional investment based on a business plan to be provided by the Company. We provided a business plan in February 2015 and requested additional investment from UBHL and are awaiting UBHL’s response. If we are unable to come to a final agreement with UBHL on the terms of the proposed investment or if UBHL does not agree to an additional investment we will pursue other sources of funds.

If we are unable to find any source of funds, it may result in a material adverse effect on our ability to continue operations. For example, MB Financial may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, fixed assets and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

In response to the losses incurred in connection with our operations, UBHL, our indirect majority shareholder, issued a letter of comfort to the Company’s accountants on March 5, 2015 (the “Letter of Comfort”), to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that the Company is able to meet its financial obligations as and when they fall due. The Letter of Comfort does not specify either the terms of UBHL’s support, or a maximum dollar limit. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements, other applicable laws, and regulations relating to the transfer of funds from India and is not a legally binding guarantee. The Letter of Comfort does not specify any time limit for extending support. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort and UBHL is either unable or unwilling to provide such financial assistance to MBC, it may result in a material adverse effect on our financial position and on our ability to continue operations. UBHL controls the Company’s two largest shareholders, United Breweries of America, Inc. (“UBA”) and Inversiones, and as such, is the Company’s indirect majority shareholder. Our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

On January 22, 2014, Catamaran Services, Inc., (“Catamaran”), a related party, provided a note loan of $500,000 repayable upon receipt of an equity investment by the Company’s majority shareholder. On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note. On February 5, 2015, another note loan of $500,000 was received from Catamaran on terms similar to the previous notes. On each date on which Catamaran provided a note loan, the Company received a letter from Lender permitting the Company to obtain loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” is a payment made from the portion of an equity investment by the Company’s majority shareholder that is over $500,000.

Management has taken several actions to enable us to meet our working capital needs through December 31, 2015, including reducing discretionary expenditures, expanding business in new territories, reducing manpower and securing additional brewing contracts in an effort to utilize a portion of excess production capacity. We have requested UBHL to make a capital infusion. If UBHL is unwilling or unable to infuse additional capital, we may seek capital from other sources.

If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort and UBHL does not fulfill its commitment to MBC, it may result in a material adverse effect on our financial position and on our ability to continue operations. In addition, our lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

3. Inventories

Inventories, consisting of materials, materials overhead, labor, and manufacturing overhead, are stated at the lower of average cost or market (net realizable value) and consist of the following at December 31:

	2014	2013
Raw materials	$740,300	$813,000
Work-in-progress	259,400	357,700
Finished goods	1,034,200	967,600
Merchandise	84,000	103,700
	$2,117,900	$2,242,000

4. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2014	2013
Machinery and equipment	$12,575,600	$12,468,400
Buildings	7,218,900	7,218,900
Equipment under capital lease	23,000	23,000
Land	810,900	810,900
Leasehold improvements	1,397,200	1,397,200
Vehicles	17,500	111,200
Furniture and fixtures	352,500	352,500
Equipment in progress	121,500	217,800
	22,517,100	22,599,900
Accumulated depreciation and amortization	(11,429,300)	(10,935,100)
	$11,087,800	$11,664,800

The total depreciation expense for the years ended December 31, 2014 and 2013 was $1,337,400 and $1,060,400, respectively.

5. Secured Lines of Credit

In June 2011, MB Financial provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2016. Effective August 20, 2014, pursuant to the Third Default Notice, MB Financial notified the Company that it would reduce the advance rate for eligible inventory by 2% each month. The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility carries interest (including default interest) at a rate of prime plus 3% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of December 31, 2014 was approximately $1,192,900. Included in the Company’s balance sheet as accounts receivable at December 31, 2014, are account balances totaling $1,365,000 of accounts receivables and $2,047,700 of inventory collateralized to MB Financial under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an invoice discounting facility to KBEL for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party with six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of December 31, 2014 was approximately $964,000.

6. Notes Payable to Related Party

Notes payable to related party includes notes payable to Catamaran dated January 22, 2014 and April 24, 2014 for a total value of $1,038,700 including interest of $38,700 at US prime rate plus 1.5% per year, but not to exceed 10%. Catamaran Holdings, Ltd., the sole shareholder of Catamaran (“Holdings”), has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL. The Company has asked Catamaran whether any relationships exist between the shareholders of Holdings and any affiliates of the Company, and has not received a response to such inquiries.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

7. Secured Notes Payable

	Year ended December 31,
	2014	2013
Loan from MB Financial, payable in monthly installments of $12,300, plus interest at prime plus 4% with a balloon payment of approximately $2,202,500 in June 2016; secured by real property at Ukiah. See disclosures in Note 2.	$2,423,600	$2,570,900

Loan from MB Financial, payable in monthly installments of $32,300 including interest at prime plus 3.5% with a balloon payment of approximately $908,700 in June 2016; secured by all assets of Releta and MBC, excluding real property at Ukiah. See disclosures in Note 2.	1,489,700	1,877,100
	3,913,300	4,448,000
Less current maturities	3,913,300	4,448,000
	$-	$-

8. Long-Term Debt – Related Party

	Year ended December 31,
	2014	2013
Loan from Heineken UK Limited, payable in quarterly installments of $129,800, plus interest at UK prime plus 5% maturing on October 9, 2016, secured by licensing rights pursuant to the Sub-License Agreement.	1,038,600	1,657,400
	1,038,600	1,657,400
Less current maturities	519,300	552,500
	$519,300	$1,104,900

Maturities of debt for succeeding years are as follows:

Year ending December 31, 2015	$519,300
Year ending December 31, 2016	$519,300

On April 18, 2013, KBEL entered into a Loan Agreement (the “Loan Agreement”) with Heineken UK Limited (“HUK”) pursuant to which HUK provided KBEL with a secured term loan of £1,000,000 on October 9, 2013 to be repaid in twelve quarterly installment of £83,333 each, commencing from January 9, 2014 along with interest at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an Event of Default, as defined in the Loan Agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-License Agreement as described and defined in the Loan Agreement.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

9. Severance Payable

The Company is a party to a Separation and Severance Agreement (the “Separation Agreement”) with Mr. Yashpal Singh, its President and Chief Executive Officer. Pursuant to the terms of the Separation Agreement, upon Mr. Singh’s (i) termination of employment for Good Reason (as defined in the Separation Agreement), (ii) termination of employment at the end of the employment term, (iii) death, (iv) disability or (v) termination by us without Cause (as defined in the Separation Agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by the number of years (on a pro-rated basis) he had been employed by the us at the Termination Date (as defined in the Separation Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Singh’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). Payments due to Mr. Singh under the Separation Agreement shall be paid in equal monthly installments by the Company over a 20 month period. The receipt of payments is contingent on Mr. Singh executing a release of claims for the benefit of the Company. As of December 31, 2014, the Company estimated the obligation to be $760,100.

10. Capital Lease Obligations

The Company leases certain brewing equipment, vehicles and office equipment under agreements that are classified as capital leases. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2014, are as follows:

Year Ending December 31, 2015	$6,400
Year Ending December 31, 2016	$6,400
Year Ending December 31, 2017	$6,400
19,200
Less amounts representing interest	(1,500)
Present value of minimum lease payments	17,700
Less current maturities	5,600
Non-current leases payable	$12,100

11. Subordinated Convertible Notes to Related Party

Subordinated convertible notes to related parties are unsecured convertible notes payable to UBA for a total value including interest (at the prime rate plus 1.5%, but not to exceed 10% per year) of $3,588,900 and $3,497,900 as of December 31, 2014 and 2013, respectively. Thirteen of the UBA notes are convertible into common stock at $1.50 per share and one UBA note is convertible at a rate of $1.44 per share. The UBA notes have been extended until June 2015 but have automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with MB Financial maturing in June 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA notes until the MB Financial facilities are repaid. The UBA notes included $1,673,500 and $1,582,500 of accrued interest at December 31, 2014 and December 31, 2013, respectively.

12. Commitments and Contingencies

Purchase of raw materials

Production of the Company’s beverages requires quantities of various processed agricultural products, including malt and hops for beer. The Company fulfills its commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. Future payments under existing contractual arrangements are as follows:

Year Ending December 31,
2015	$1,784,000
Total	$1,784,000

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

December 31, 2014 and 2013

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

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Ukiah, California; land at its Saratoga Springs, New York, facility; a building in the UK; and certain equipment. The New York lease includes renewal options for two additional five-year periods beginning in 2019, which the Company presently intends to exercise, and some leases are adjusted annually for changes in the consumer price index. Rent expense charged to operations was $341,300 and $359,300 for the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments under these agreements are as follows:

Year Ending December 31,
2015	$462,900
2016	364,400
2017	336,900
2018	271,400
2019	103,100
$1,538,700

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

13. Related-Party Transactions

The Company conducts business with United Breweries of America (UBA) and Catamaran, which are or are related to major stockholders of the Company. KBEL had significant transactions with Shepherd Neame, Ltd., which is a related party to a former Board member. KBEL also had significant transactions with HUK, a related party with respect to one of MBC’s Board members. The following table reflects balances outstanding as of December 31, 2014 and 2013 and the value of the transactions with these related parties for the years ended December 31, 2014 and 2013:

	2014	2013
TRANSACTIONS
Gross sales to Shepherd Neame Ltd.	$-	$2,400,400
Purchases from Shepherd Neame Ltd.	-	11,367,700
Expenses reimbursement to Shepherd Neame Ltd.	-	865,100
Purchases from HUK	12,884,700	3,006,100
Expenses reimbursement to HUK	1,355,000	375,500
Interest expenses associated with UBA and Catamaran notes	129,700	90,900
Interest paid to Shepherd Neame Ltd.	-	2,400

ACCOUNT BALANCES
Accounts payable and accrued liabilities to Shepherd Neame Ltd.	-	70,400
Accounts receivable and prepayments to Shepherd Neame Ltd.	-	5,000
Accounts payable and accrued liabilities to HUK	1,802,300	1,746,800

Independent outside members of the Board of Directors are compensated for their services. Expenses related to this compensation totaled $120,300 and $152,800 for the years ended December 31, 2014 and 2013 respectively, and are included in general and administrative expenses.

14. Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are deposited with commercial banks that have minimal credit risk, in the US and the UK. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $83,600 in cash deposits and $3,019,500 of accounts receivable due from customers located in the UK as of December 31, 2014.

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect it. As of December 31, 2014, a union represented approximately 22% of the Company’s US-based workforce. On that date, the Company had approximately fourteen employees at its California (“CA”) facility who were working under a collective bargaining agreement. The agreement covering the CA facility expires on July 31, 2018.

Gross sales to the top five customers totaled $5,466,700 and $7,575,900 for the years ended December 31, 2014 and 2013, which represents 16% and 21% of sales for the years ended December 31, 2014 and 2013, respectively. No individual customer accounted for more than 5% of our total sales during 2014. Sales to Shepherd Neame represented approximately 7% of our total sales during 2013. No other individual customer accounted for more than 5% of our total sales during 2013.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

15. Stockholders’ Equity

Preferred Stock

Ten million shares of no par preferred stock have been authorized, of which 227,600 shares, designated as Series A, are issued and outstanding. Series A shareholders are entitled to receive cash dividends and/or liquidation proceeds equal, in the aggregate, to $1.00 per share before any cash dividends are paid on the common stock or any other series of preferred stock. When the entire Series A dividend/liquidation proceeds have been paid, the Series A shares are automatically canceled and will cease to be outstanding. Only a complete corporate dissolution will cause a liquidation preference to be paid.

Common Stock

Thirty million shares of no par common stock have been authorized, of which 12,611,133 shares are issued and outstanding.

16. Income Taxes

The large accumulated losses from past operations have resulted in the Company determining that the deferred tax assets associated with net operating loss carryforwards may expire prior to utilization. Because of the uncertainty of realization of any tax assets, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2014 and 2013. Consequently, no benefit for deferred tax assets appears on the Company’s financial statements.

The Company’s income tax expense is summarized as follows:

	2014	2013
Provision for income taxes
US Federal	$-	$-
US States	-	4,100
Current provision	-	4,100
Change in deferred income taxes	-	-
Total provision for income taxes	$-	$4,100

The difference between the actual income tax provision and the tax provision computed by applying the statutory US federal and United Kingdom income tax rates to earnings before taxes is attributable to the following:

	2014	2013
US Federal income tax expense (benefit) at 34%	$(828,000)	$(517,600)
US State income tax expense (benefit)	(136,100)	(77,200)
United Kingdom income tax expense (benefit) at 20%	179,100	129,900
Nondeductible expenses	13,300	23,400
Expiration of net operating loss carryforwards	293,500	-
Other	147,000	4,800
Change in valuation allowance	331,200	440,800
Total	$-	$4,100

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	2014	2013
Benefit of net operating loss carryforwards	$5,601,600	$5,572,100
Depreciation and amortization	(1,630,400)	(1,653,800)
Other	358,800	80,500
Subtotal	4,330,000	3,998,800
Less valuation allowance	(4,330,000)	(3,998,800)
Total	$-	$-

Change in valuation allowance	$331,200	$440,800

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The Company has net operating losses available for carry forward. The US Federal net operating losses total approximately $15,569,200 and expire beginning 2018 and ending in 2034. The US state operating losses total approximately $1,282,200 and expire beginning in 2015 and ending in 2034. The Company’s UK operating losses total approximately $928,400 and do not expire.

Tax years that remain open for examination by the Internal Revenue Service and the US states include 2011, 2012, and 2013; the Company expects to file its 2014 returns in the summer of 2015. California may still examine 2010 because of its longer statute of limitations. Additional years may be examined in the event of criminal tax fraud, and any year may be subject to examination to the extent that the Company utilizes the net operating losses from those years in its current or future tax returns.

17. Segment Information

The Company’s business presently consists of two segments – the North American Territory and the Foreign Territory.

The Company’s operations in the North American Territory consist primarily of brewing and marketing proprietary craft beers. For distribution in the North American Territory, the Company brews its brands in its own facilities, which are located in Ukiah, California and Saratoga Springs, New York. This segment accounted for approximately 37% and 41% of the Company’s gross sales during the years 2014 and 2013, respectively.

The Company’s operations in the Foreign Territory, which are conducted through its wholly-owned subsidiary UBIUK and UBIUK’s wholly-owned subsidiary KBEL, consist primarily of the marketing and distribution of Kingfisher Premium Lager in the Foreign Territory through Indian restaurants, chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). This segment accounted for approximately 63% and 59% of the Company’s gross sales during 2014 and 2013 respectively.

A summary of each segment is as follows:

	Year Ended December 31, 2014
	North American Territory	Foreign Territory	Total
Sales	$12,869,500	$21,785,400	$34,654,900
Operating income (loss)	(1,960,600)	1,041,400	(919,200)
Identifiable assets	13,862,700	4,815,900	18,678,600
Depreciation and amortization	704,700	677,700	1,382,400
Capital expenditures	105,300	790,400	895,700

	Year Ended December 31, 2013
	North American Territory	Foreign Territory	Total
Sales	$14,806,700	$21,611,500	$36,418,200
Operating income (loss)	(1,037,400)	771,800	(265,600)
Identifiable assets	14,852,500	4,414,500	19,267,000
Depreciation and amortization	677,800	427,600	1,105,400
Capital expenditures	342,000	477,000	819,000

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

18. Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, has cumulative losses of approximately $682,200 as of December 31, 2014. Under KBEL’s line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the subsidiary’s retained earnings drop below $1,557,800. Condensed financial information of the United States operations is as follows:

Balance Sheets	2014	2013

Assets
Cash and cash equivalents	$61,500	$113,700
Accounts receivable, net	1,365,000	1,512,300
Inventories	2,047,700	2,217,300
Other current assets	173,600	165,500
Total current assets	3,647,800	4,008,800

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	9,904,500	10,519,200
Intercompany receivable	421,900	716,700
Other assets	310,400	324,500
Total assets	$15,509,600	$16,794,200

Liabilities
Line of credit	$1,192,900	$1,517,200
Accounts payable	2,620,000	2,524,500
Accrued liabilities	1,031,300	1,001,700
Note payable to related party	1,038,700	-
Current maturities of debt and capital leases	3,918,900	4,453,300
Total current liabilities	9,801,800	9,496,700

Long-term debt and capital leases	12,100	17,700
Notes to related parties	3,588,900	3,497,900
Severance payable	760,100	-
Total liabilities	14,162,900	13,012,300

Stockholders’ equity
Common stock	15,100,300	15,100,300
Preferred stock	227,600	227,600
Accumulated deficit	(13,981,200)	(11,546,000)
Total stockholders’ equity	1,346,700	3,781,900
Total liabilities and stockholders’ equity	$15,509,600	$16,794,200

Statement of Operations	2014	2013

Net sales	$12,253,800	$14,024,400
Cost of goods sold	10,249,000	11,354,400
Selling, marketing, and retail expenses	1,433,700	1,710,600
General and administrative expenses	2,538,100	2,094,200
Loss from operations	(1,967,000)	(1,134,800)

Other income and (expense)
Interest expenses	(518,500)	(448,200)
Profit (Loss) on disposal of assets	3,500	(77,600)
Other income	46,800	138,300
Provision for taxes	-	(4,100)
	(468,200)	(391,600)
Net loss	$(2,435,200)	$(1,526,400)

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Statements of Cash Flows	2014	2013

Cash flows from operating activities	$(380,900)	$935,800
Cash flow from investing activities
Purchase of property and equipment	(105,300)	(342,000)
Proceeds from sale of equipment	3,500	-
Net cash flows from investing	(101,800)	(342,000)
Cash flow from financing activities
Net repayments on line of credit	(324,300)	(370,500)
Borrowing on note payable	1,000,000	-
Borrowings on long term debt	-	539,700
Repayment of long-term debt	(534,700)	(524,100)
Payment on obligations under capital leases	(5,300)	(3,100)
Net change in intercompany payable	294,800	(245,300)
Net cash flows from financing activities	430,500	(603,300)
Cash, beginning of year	113,700	123,200
Cash, end of year	$61,500	$113,700

19. Subsequent Events

On February 5, 2015, MBC issued a promissory note (the “Catamaran Note”) to Catamaran in the principal amount of $500,000. Catamaran Holdings, Ltd., the sole shareholder of Catamaran, has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the board of directors of the Company is also the Chairman of the board of directors of UBHL.

Pursuant to the terms of the Catamaran Note, MBC promises to pay the principal sum of $500,000 with accrued interest, as described below, to Catamaran within six months following the date of the Catamaran Note, subject to the receipt by MBC of an equity investment by its majority shareholder (the “Shareholder Investment”) in an amount sufficient either (a) to pay the Catamaran Note through Permitted Payments, as defined below, or (b) to pay both the Catamaran Note and certain existing obligations of MBC to MB Financial pursuant to the Credit and Security Agreement dated as of June 23, 2011 (as amended, modified or supplemented from time to time) among MBC, Releta, and MB Financial (the “Agreement”) in full. “Permitted Payments” on the Catamaran Note are payments made from the portion of a Shareholder Investment that is in excess of $500,000.

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

The Catamaran Note may be prepaid without penalty at the option of MBC; however, no payments on the Catamaran Note may be made unless such payment is a Permitted Payment or certain existing obligations of MBC to MB Financial pursuant to the Agreement have been satisfied in full. The Catamaran Note may not be amended without the prior written consent of MB Financial.

