Form 10-Q
period 2015-03-31
MENDOCINO BREWING CO INC
filed 2015-05-15
CIK 919134

United states

securities and exchange commission

WASHINGTON, D.C. 20549

Form 10-q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-13636

Mendocino Brewing Company, Inc.

(Exact Name of Registrant as Specified in Its Charter)

California	68-0318293
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1601 Airport, Ukiah, California	95482
(Address of principal executive offices)	(Zip Code)

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

The number of shares of Mendocino Brewing Company, Inc.’s common stock outstanding as of May 13, 2015 was 12,611,133.

MENDOCINO BREWING COMPANY, INC.

2

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$36,600	$145,100
Accounts receivable, net	3,659,100	4,384,500
Inventories	1,783,900	2,117,900
Prepaid expenses	862,700	632,900
Total Current Assets	6,342,300	7,280,400

Property and Equipment, net	10,830,700	11,087,800
Deposits and other assets	385,000	310,400

Total Assets	$17,558,000	$18,678,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$2,289,500	$2,156,900
Accounts payable	4,418,600	4,860,800
Accrued liabilities	1,373,900	1,768,600
Note payable to related party	1,554,000	1,038,700
Current maturities of secured notes payable	3,779,600	3,913,300
Current maturity of long-term debt to related party	495,000	519,300
Current maturity of obligations under capital lease	5,600	5,600
Current maturity of severance payable	114,000	-
Total Current Liabilities	14,030,200	14,263,200

Long-Term Liabilities
Subordinated convertible notes to related party	3,611,400	3,588,900
Long term debt to related party, less current maturity	371,300	519,300
Long term lease, less current maturity	10,800	12,100
Severance payable, less current maturity	646,100	760,100
Total Long-Term Liabilities	4,639,600	4,880,400

Total Liabilities	18,669,800	19,143,600

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	481,300	454,200
Accumulated deficit	(16,921,000)	(16,247,100)
Total Stockholders’ Equity	(1,111,800)	(465,000)

Total Liabilities and Stockholders’ Equity	$17,558,000	$18,678,600

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Sales	$6,807,300	$7,986,700
Less excise taxes	113,200	136,700
Net Sales	6,694,100	7,850,000
Cost of goods sold	4,598,500	5,521,700
Gross Profit	2,095,600	2,328,300
Operating Expense
Marketing	1,402,900	1,527,900
General and administrative	1,211,600	1,120,300
Total Operating Expense	2,614,500	2,648,200
Loss from operations	(518,900)	(319,900)

Other income (expense):
Other income	3,100	1,900
Profit on sale of asset	-	11,100
Interest expense	(154,300)	(161,700)
Total Other Expense	(151,200)	(148,700)

Loss before income taxes	(670,100)	(468,600)
Provision for income taxes	3,800	-
Net loss	(673,900)	(468,600)

Foreign currency translation gain (loss)	27,100	(11,400)
Comprehensive Loss	$(646,800)	$(480,000)

Net loss per common share (basic and diluted)	$(0.05)	$(0.04)

Weighted average common shares outstanding Basic and diluted	12,611,133	12,611,133

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(673,900)	$(468,600)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	284,700	272,900
Allowance for doubtful accounts	(700)	(8,600)
Profit on sale of assets	-	(11,100)
Changes in:
Interest accrued on notes payable to related party	37,800	27,000
Accounts receivable	643,200	238,400
Inventories	330,400	(56,100)
Prepaid expenses	(257,900)	14,100
Deposits and other assets	(131,400)	57,700
Accounts payable	(345,400)	(563,400)
Accrued liabilities	(365,300)	239,200
Net cash used in operating activities	(478,500)	(258,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and leasehold improvements	(70,800)	(156,800)
Proceeds from sale of assets	-	11,100
Net cash used in investing activities	(70,800)	(145,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on line of credit	183,000	(95,600)
Borrowing on note payable to related party	500,000	500,000
Repayment on long-term debt	(133,700)	(133,700)
Repayment of related party debt	(126,200)	(137,900)
Payments on obligations under long term leases	(1,300)	(1,300)
Net cash provided by financing activities	421,800	131,500

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19,000	(7,100)

NET CHANGE IN CASH	(108,500)	(279,800)

CASH, beginning of period	145,100	324,800

CASH, end of period	$36,600	$45,000

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,800	$-
Interest	$116,500	$134,700

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

MBC’s United Kingdom (the “UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe Limited (“KBEL”). KBEL is a distributor of alcoholic beverages, mainly Kingfisher Lager Beer, in the UK and Europe. The offices of KBEL are located in Maidstone, Kent in the UK. In addition, during the period covered by this report, through UBIUK, the Company had production and distribution rights to Kingfisher Premium Lager in Canada and the United States. The Company has the right to use the Kingfisher mark and the name “Kingfisher Brewing Company” in connection with the brewing and distribution of assorted beers in the United States pursuant to an agreement with Kingfisher America, Inc. Generally sales are made through distributors.

All of the Company’s beers sold in Europe (except for beers sold in Germany) are procured under a contract with Heineken UK Limited (“HUK”). This contract expires in October 2018. KBEL is the distributor of Kingfisher Premium Lager to specialty restaurant trade distributors, liquor and convenience stores in the United Kingdom, Ireland, and continental Europe, but does not physically distribute the Company’s products to customers. KBEL relies on HUK for distribution of the product in Europe in exchange for a fee paid to HUK, except for in Germany where beers are manufactured and distributed pursuant to a separate contract with a different entity. In addition, HUK has the exclusive right to sell Kingfisher Premium Lager, for a royalty fee payable to KBEL, to certain large retail customers, including, but not limited to, Sainsbury’s, Asda, and Tesco.

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

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the US. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K, as filed with the SEC, which contains additional financial and operating information and information concerning significant accounting policies followed by the Company. The financial statements and notes are representations of the Company’s management (“Management”) and its board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

Operating results from the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.

Reclassifications

Certain items in the financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2015 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to a borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $11,300 for the three months ended March 31, 2015 and 2014.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are deposited with commercial banks in the US and the UK that have minimal credit risk. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $300 in cash deposits and $2,224,100 of accounts receivable due from customers located in the UK as of March 31, 2015.

Income Taxes

The Company accounts for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. The Company evaluated its tax positions and determined that there were no uncertain tax benefits as of March 31, 2015 and December 31, 2014.

Basic and Diluted Earnings (Loss) per Share

The basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net earnings (loss) per share exclude the dilutive effect of stock options or warrants and convertible notes. If the Company’s operations result in net loss for any period, diluted net loss per share would be the same as basic net loss per share, since the effect of any potentially dilutive securities would be anti-dilutive. Therefore, the conversion of the related party convertible notes (see “Subordinated Convertible Notes Payable” below) has been excluded from the Company’s calculation of net loss per share. The computations of basic and dilutive net loss per share are as follows:

	Three months ended March 31,
	2015	2014
Net loss	$(673,900)	(468,600)
Weighted average shares of common stock outstanding	12,611,133	12,611,133
Basic net loss per share	$(0.05)	(0.04)
Interest expense on convertible notes	$—	—
Loss for purpose of computing diluted net earnings per share	$(673,900)	(468,600)
Incremental shares from assumed exercise of dilutive securities	—	—
Dilutive potential of shares of common stock	12,611,133	12,611,133
Diluted net earnings per share	$(0.05)	(0.04)

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

2. Liquidity and Management Plans

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). Cole Taylor merged into MB Financial Bank, an Illinois banking corporation (“MB Financial”) on August 18, 2014. As used in this Report, “Lender” shall refer to Cole Taylor prior to August 18, 2014 and to MB Financial, as successor in interest to Cole Taylor, on or after August 18, 2014. The Agreement provided a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. Convertible promissory notes issued to United Breweries of America, Inc. (“UBA”), one of the Company’s principal shareholders, are subordinated to Lender’s facility.

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

The Second Default Notice also stated that the tangible net worth of MBC and Releta continued to fall short of the required amount as measured through February 28, 2014. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of December 31, 2014 and the actual tangible net worth on such date was $3,843,400. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future. In addition, the Second Default Notice required MBC and Releta to engage a consultant to perform a viability analysis and prepare a revised projection for 2014.

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

On January 21, 2015, MBC, Releta, and Lender entered into a Second Amendment (the “Second Amendment”) to the Agreement.

The Second Amendment reduced the maximum amount of the Revolver from $4,119,000 to $2,500,000. The Second Amendment also changed the definition of borrowing base (including by lowering certain advance rates) such that the calculation of the borrowing base will result in a lower number than it would have if calculated prior to the effectiveness of the Second Amendment. The borrowing base is used in the determination of the amount available to each Borrower pursuant to the Revolver. Pursuant to the Agreement, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

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

As of March 31, 2015, the fixed charge coverage ratio was required to be 1.10 to 1. The Company calculated that the fixed charge coverage ratio as of March 31, 2015 was -1.35 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of March 31, 2015 and the actual tangible net worth on such date was $3,650,600. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

At March 31, 2015, The Company had cash and cash equivalents of $36,600, an accumulated deficit of $16,921,000, and a working capital deficit of $7,687,900 due to losses incurred and reclassification of debts owing to MB Financial as a result of the default under the Agreement described above. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at March 31, 2015.

The Company received a letter dated November 11, 2013 from UBHL, the Company’s indirect majority shareholder, expressing its willingness to commit to invest $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment but stated that UBHL would consider additional investment based on a business plan to be provided by the Company. The Company provided a business plan in February 2015 and requested additional investment from UBHL and are awaiting UBHL’s response. If the Company is not unable to come to a final agreement with UBHL on the terms of the proposed investment or if UBHL does not agree to an additional investment the Company will pursue other sources of funds.

If the Company is are unable to find any source of funds, it may result in a material adverse effect on the Company’s ability to continue operations. For example, MB Financial may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include the Company’s real property, fixed assets and current assets. The loss of any material pledged asset would likely have a material adverse effect on the Company’s financial position and results of operations.

In response to the losses incurred in connection with the Company’s operations, UBHL, the Company’s indirect majority shareholder, issued a letter of comfort to the Company’s accountants on March 5, 2015 (the “Letter of Comfort”), to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that the Company is able to meet its financial obligations as and when they fall due. The Letter of Comfort does not specify either the terms of UBHL’s support, or a maximum dollar limit and is not a legally binding agreement. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements, other applicable laws, and regulations relating to the transfer of funds from India. The Letter of Comfort does not specify any time limit for extending support. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort and UBHL is either unable or unwilling to provide such financial assistance to MBC, it may result in a material adverse effect on the Company’s financial position and on its ability to continue operations. UBHL controls the Company’s two largest shareholders, United Breweries of America, Inc. (“UBA”) and Inversiones, and as such, is the Company’s indirect majority shareholder. The Company’s Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

On January 22, 2014, Catamaran Services, Inc., (“Catamaran”), a related party (see “Notes Payable to Related Parties”, below), provided a note loan of $500,000 repayable upon receipt of an equity investment by the Company’s majority shareholder. On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note. On February 5, 2015, another note loan of $500,000 was received from Catamaran on terms similar to the previous notes. On each date on which Catamaran provided a note loan, the Company received a letter from Lender permitting the Company to obtain loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” is a payment made from the portion of an equity investment by the Company’s majority shareholder that is over $500,000.

Management has taken several actions to enable the Company to meet its working capital needs through March 31, 2016, including reducing discretionary expenditures, reducing manpower and securing additional brewing contracts in an effort to utilize a portion of excess production capacity. The Company has requested UBHL to make a capital infusion. If UBHL is unwilling or unable to infuse additional capital, the Company may seek capital from other sources.

If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort and UBHL does not fulfill its commitment to MBC, it may result in a material adverse effect on the Company’s financial position and on its ability to continue operations. In addition, the Company’s lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include the Company’s real property and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on the Company’s financial position and results of operations.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	March 31,2015	December 31, 2014
Raw Materials	$626,500	$740,300
Beer-in-process	356,400	259,400
Finished Goods	729,700	1,034,200
Merchandise	71,300	84,000
TOTAL	$1,783,900	$2,117,900

4. Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit, from which may be drawn up to 85% of eligible receivables and 60% of eligible inventory for the period expiring in June 2016. The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility currently carries interest (including default interest) at a rate of prime plus 3% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of March 31, 2015 was approximately $1,102,700. Included in the Company’s balance sheet as at March 31, 2015 are account balances totaling $1,435,000 of accounts receivable and $1,702,300 of inventory collateralized to MB Financial, as successor in interest to Cole Taylor, under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an invoice discounting facility to KBEL based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of March 31, 2015 was approximately $1,186,800. Included in the Company’s balance sheet at March 31, 2015 are account balances totaling $2,224,100 of accounts receivable collateralized to RBS under this facility.

5. Notes Payable to Related Parties

Notes payable to related parties consist of notes payable to Catamaran dated January 22, 2014, April 24, 2014 and February 5, 2015 for a total value of $1,554,000 including interest of $54,000 at US prime rate plus 1.5% per year, but not to exceed 10%. Catamaran Holdings, Ltd., the sole shareholder of Catamaran (“Holdings”), has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL. The Company has asked Catamaran whether any relationships exist between the shareholders of Holdings and any affiliates of the Company, and has not received a response to such inquiries.

The notes are payable within six months following the date of the notes, subject to the receipt by the Company of an equity investment by the Company’s majority shareholder in an amount sufficient either (a) to pay the notes through Permitted Payments, as defined below, or (b) to pay the notes and certain existing obligations of the Company to Lender. “Permitted Payments” on the notes are payments made from the portion of equity investment by the Company’s majority shareholder that is in excess of $500,000. If the Company is not able to satisfy its obligations on the notes within the six month period following the date of the notes, the notes are automatically extended for additional six month terms until they are paid.

6. Secured Notes Payable

Maturities of secured notes payable for succeeding years are as follows:

	March 31, 2015	December 31, 2014
Loan from Cole Taylor, payable in monthly installments of $12,300, plus interest (including default interest) at prime plus 4% with a balloon payment of approximately $2,202,500 in June 2016; secured by substantially all assets of Releta and MBC.	$2,386,700	$2,423,600

Loans from Cole Taylor, payable in monthly installments of $32,300 plus interest (including default interest) at prime plus 3.5% with a balloon payment of approximately $908,700 in June 2016; secured by substantially all assets of Releta and MBC.	1,392,900	1,489,700
	3,779,600	3,913,300

Less current maturities	3,779,600	3,913,300
	$-	$-

7. Long-Term Debt – Related Party

	March 31, 2015	December 31, 2014
Loan from Heineken UK Limited, payable in quarterly installments of $123,800, plus interest at UK prime plus 5% maturing on October 9, 2016, secured by licensing rights pursuant to a Sub-License Agreement.	$866,300	$1,038,600

Less current maturities	495,000	519,300
	$371,300	$519,300

Maturities of debt for succeeding years are as follows:

Nine months ending December 31, 2015	$371,300
Year ending December 31, 2016	$495,000

On April 18, 2013, KBEL entered into a Loan Agreement (the “HUK Loan Agreement”) with HUK pursuant to which HUK provided KBEL with a secured term loan of £1,000,000 on October 9, 2013 to be repaid in twelve quarterly installment of £83,333.33 each, commencing from January 9, 2014 along with interest at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an Event of Default, as defined in the HUK Loan Agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-License Agreement as described and defined in the HUK Loan Agreement.

8. Capital Lease Obligations

The Company leases certain brewing equipment under an agreement that is classified as a capital lease. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of March 31, 2015, are as follows:

Nine months Ending December 31, 2015	$4,800
Year Ending December 31, 2016	6,400
Year Ending December 31, 2017	6,400
17,600
Less amounts representing interest	(1,200)
Present value of minimum lease payments	16,400
Less current maturities	5,600
Non-current leases payable	$10,800

9. Subordinated Convertible Notes Payable to Related Party

Subordinated convertible notes to a related party included notes payable to UBA (the “UBA Notes”) for a total value of $3,611,400 as of March 31, 2015, including interest at the prime rate plus 1.5% per year, but not to exceed 10%. Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. The UBA Notes have been extended until June 2015 but have automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term. Under the terms of the UBA Notes, UBA may demand payment within 60 days following the end of the extension period but UBA has agreed to subordinate the UBA Notes to the Company’s long-term debt agreements with MB Financial, as successor-in-interest to Cole Taylor, which mature in June 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA Notes until the Lender’s facility is repaid. The UBA Notes include $1,696,000 and $1,673,500 of accrued interest at March 31, 2015 and December 31, 2014, respectively.

10. Severance Payable

The Company is a party to a Separation and Severance Agreement (the “Separation Agreement”) with Mr. Yashpal Singh, its President and Chief Executive Officer. Pursuant to the terms of the Separation Agreement, upon Mr. Singh’s (i) termination of employment for Good Reason (as defined in the Separation Agreement), (ii) termination of employment at the end of the employment term, (iii) death, (iv) disability or (v) termination by the Company without Cause (as defined in the Separation Agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by the number of years (on a pro-rated basis) he had been employed by the Company at the Termination Date (as defined in the Separation Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Singh’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). Payments due to Mr. Singh under the Separation Agreement shall be paid in equal monthly installments by the Company over a 20 month period. The receipt of payments is contingent on Mr. Singh executing a release of claims for the benefit of the Company. As of March 31, 2015, the Company estimated this obligation to be $760,100.

11. Commitments and Contingencies

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

12. Related-Party Transactions

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

The following table reflects the value of such transactions during the quarters ended March 31, 2015 and 2014 and the balances outstanding as of March 31, 2015 and December 31, 2014.

TRANSACTIONS	March 31, 2015	March 31, 2014
Purchases from HUK	$2,404,600	$3,119,600
Expense reimbursement to HUK	$208,500	$243,700
Interest expense related to UBA convertible notes	$22,400	$22,400
Interest expenses related to Catamaran notes	$15,300	$4,500

ACCOUNT BALANCES	Mar 31, 2015	Dec 31, 2014
Accounts payable and accrued liability to HUK	$1,325,400	$1,802,300

13. Segment Information

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

A summary of each segment is as follows:

	Three Months Ended March 31, 2015
	North American Territory	Foreign Territory	Total

Net Sales	$2,373,700	$4,320,400	$6,694,100
Operating Income (Loss)	$(581,000)	$62,100	$(518,900)
Identifiable Assets	$13,398,300	$4,159,700	$17,558,000
Depreciation & Amortization	$168,700	$116,000	$284,700
Capital Expenditures	$-	$70,800	$70,800

	Three Months Ended March 31, 2014
	North American Territory	Foreign Territory	Total

Net Sales	$2,734,900	$5,115,100	$7,850,000
Operating Income (Loss)	$(490,900)	$171,000	$(319,900)
Identifiable Assets	$14,617,700	$4,031,900	$18,649,600
Depreciation & Amortization	$169,600	$103,300	$272,900
Capital Expenditures	$50,400	$106,400	$156,800

14. Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $665,200 as of March 31, 2015. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,485,000. Condensed financial information of MBC, together with its other subsidiary, Releta is as follows:

Balance Sheets

Balance Sheets	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$36,300	$61,500
Accounts receivable, net	1,435,000	1,365,000
Inventories	1,702,300	2,047,700
Other current assets	92,700	173,600
Total current assets	3,266,300	3,647,800

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	9,747,000	9,904,500
Intercompany receivable	452,700	421,900
Other assets	385,000	310,400
Total assets	$15,076,000	$15,509,600

Liabilities
Line of credit	$1,102,700	$1,192,900
Accounts payable	2,681,100	2,620,000
Accrued liabilities	930,100	1,031,300

Note payable related party	1,554,000	1,038,700
Current maturities of debt, leases and severance	3,899,200	3,918,900
Total current liabilities	10,167,100	9,801,800

Long-term capital leases	10,800	12,100
Subordinated convertible notes payable	3,611,400	3,588,900
Severance payable	646,100	760,100
Total liabilities	14,435,400	14,162,900

Stockholders’ equity
Common stock	15,100,300	15,100,300
Preferred stock	227,600	227,600
Accumulated deficit	(14,687,300)	(13,981,200)
Total stockholders’ equity	640,600	1,346,700
Total liabilities and stockholders’ equity	$15,076,000	$15,509,600

Statements of Operations	Quarter ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Net sales	$2,373,700	$2,734,900
Cost of goods sold	2,122,600	2,358,400
Selling, marketing, and retail expenses	353,400	365,300
General and administrative expenses	480,100	503,400
Loss from operations	(582,400)	(492,200)

Other (income) and expense	(3,100)	(1,900)
Interest expense	123,000	125,700
Provision for taxes	3,800	-
Net loss	$(706,100)	$(616,000)

Statements of Cash Flows	Quarter ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities	$(269,200)	$(482,000)
Purchase of property and equipment	-	(50,400)
Net borrowing (repayment) on line of credit	(90,200)	3,700
Borrowing on long term debt	-	-
Borrowing on note payable	500,000	500,000
Repayment on long term debt	(133,700)	(133,700)
Payment on obligation under capital lease	(1,300)	(1,300)
Net change in payable to UBIUK	(30,800)	94,100
Decrease in cash	(25,200)	(69,600)
Cash, beginning of period	61,500	113,700
Cash, end of period	$36,300	$44,100

15. Income Taxes

In the three months ended March 31, 2015 and 2014, the Company recorded tax expenses related to state franchise taxes only, and did not record income tax expenses due to the availability of deferred tax assets to offset any taxable income in the US (at the federal and state level to the extent applicable) and the UK. The Company has established a full valuation allowance against the Company’s deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized has not yet been met. During the three months ended March 31, 2015 and 2014, the Company’s effective tax rates were de minimis.

The Company’s major tax jurisdictions are (i) US (federal), (ii) California (state), (iii) New York (state) and (iv) UK. Tax returns remain open to examination by the applicable governmental authorities for tax years 2011 through 2014. The federal and state taxing authorities may choose to audit tax returns for prior years due to significant tax attribute carryforwards for those prior years. However, such audits will be limited to adjustments to such carryforward tax attributes. The Company is not currently being audited in any tax jurisdiction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the rest of this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, and “the Company” and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term “MBC” is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including but not limited to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, Management’s beliefs, and assumptions made by Management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company’s future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available as of the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to, changes in the pricing environment for the Company’s products, changes in demand for malt beverage products in different Company markets, changes in distributor relationships or performance, changes in customer preference for the Company’s malt beverage products, regulatory or legislative changes, the impact of competition, changes in the prices of raw materials, availability of financing for operations, changes in interest rates, changes in the Company’s European beer business, and other risks discussed elsewhere in this Quarterly Report on Form 10-Q and from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic, Canadian and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revisions to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Segment Information

Prior to 2001, the Company’s business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With the Company’s acquisition of United Breweries International (UK), Ltd. (“UBIUK”) in August 2001, the Company gained a new business segment ― distribution of beer outside the US, primarily in the United Kingdom (the “UK”) and continental Europe (collectively, the “Foreign Territory”). This segment accounted for 64% of the Company’s gross sales during the first quarter of 2015 and 2014, with the US and Canada (the “North American Territory”) accounting for the remaining 36% during the first quarter of 2015 and 2014.

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

Summary of Financial Results

The Company ended the first quarter of 2015 with a net loss of $673,900, as compared to a net loss of $468,600 for the same period in 2014. As set forth more fully under the section captioned “Results of Operations” below, during the first quarter of 2015, the Company experienced a decrease in net sales of $1,155,900 compared to the first quarter of 2014. Compared to the first quarter of 2014, costs of goods sold decreased by $923,200, operating expenses decreased by $33,700, and net other expenses increased by $2,500 in the first quarter of 2015, all of which contributed to the Company’s results for the period.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared to Three Months ended March 31, 2014

Net Sales

Overall net sales for the first quarter of 2015 were $6,694,100, a decrease of $1,155,900, or 15%, compared to $7,850,000 for the first quarter of 2014.

North American Territory: Net sales in the North American Territory for the first quarter of 2015 were $2,373,700, compared to $2,734,900 for the same period in 2014, a decrease of $361,200, or 13%. The sales volume decreased to 11,600 barrels in the first quarter of 2015 from 12,900 barrels in the first quarter of 2014, representing a decrease of 1,300 barrels, or 10%. Of the numerical barrel decrease, sales of our brands decreased by 1,700 barrels, and sales of contract brands increased by 400 barrels mainly due to lower demand. The Company continues to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah, California and Saratoga Springs, New York brewing facilities, and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the North American Territory.

Foreign Territory: Net sales in the Foreign Territory for the first quarter of 2015 were $4,320,400, compared to $5,115,100 during the corresponding period of 2014, a decrease of $794,700, or 16%. The decrease was due to lower sales in core channels and currency rate fluctuation. Our selling price includes excise duty. Excise duty was lowered during the first quarter of 2015 resulting in our lowering selling price.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first quarter of 2015 was 69% compared to 70% during the first quarter of 2014.

North American Territory: Cost of goods sold as a percentage of net sales in the North American Territory during the first quarter of 2015 was 89%, as compared to 86% during the corresponding period of 2014, due to lower sales volume. Utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at lower percentage of production capacity, cost is unfavorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a smaller volume base. Our production capacity is currently underutilized. In addition to capacity utilization, other factors that could affect cost of sales include unanticipated increases in material and shipping costs, the availability and prices of raw materials and packaging materials, and the availability of contract brewing arrangements.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the first quarter of 2015 was 57% compared to 62% during the first quarter of the year 2014. The reduction was due to lower purchase prices due to reduction in excise duty and currency rate fluctuation.

Gross Profit

As a result of the decrease in net sales described above, gross profit for the first quarter of 2015 decreased to $2,095,600, compared to $2,328,300 during the corresponding period of 2014. As a percentage of net sales, gross profit during the first quarter of 2015 increased to 31% compared to 30% in 2014 due to lower cost of goods sold.

Operating Expenses

Operating expenses for the first quarter of 2015 were $2,614,500, a decrease of $33,700, or 1%, as compared to $2,648,200 for the first quarter of 2014. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses

The Company’s marketing and distribution expenses for the first quarter of 2015 were $1,402,900, as compared to $1,527,900 for the first quarter of 2014, representing a decrease of $125,000, or 8%. These expenses increased to 21% of net sales for the first quarter of 2015 compared to 20% during the first quarter of 2014.

North American Territory: Marketing and distribution expenses in the North American Territory for the first quarter of 2015 were $353,400, compared to $365,300 during first quarter of 2014, representing a decrease of $11,900, or 3% due to reduction in manpower. As a percentage of net sales in the North American Territory, marketing and distribution expenses increased to 15% of net sales for the first quarter of 2015 compared to 13% during the first quarter of 2014.

Foreign Territory: Marketing and distribution expenses in the Foreign Territory for the first quarter of 2015 were $1,049,500, compared to $1,162,600 during the first quarter of 2014, representing a decrease of $113,100, or 10%. As a percentage of net sales in the UK, marketing and distribution expenses during the first quarter of 2015 was 24% compared to 23% during the first quarter of 2014. The increase was mainly due to exchange rate fluctuation.

General and Administrative Expenses

The Company’s general and administrative expenses were $1,211,600 for the first quarter of 2015, compared to $1,120,300 for the first quarter of 2014, representing an increase of $91,300, or 8%. As a percentage of net sales, these expenses were 19% and 14% during the first quarter of 2015 and 2014 respectively.

North American Territory: General and administrative expenses related to the North American Territory were $480,100 during the first quarter of 2015, compared to $503,400 for the corresponding period of 2014, representing a decrease of $23,300, or 5% mainly due to reduction in manpower. As a percentage of net sales in the North American Territory, expenses increased to 20% during the first quarter of 2015, compared to 18% during the first quarter of 2014.

Foreign Territory: General and administrative expenses related to the Foreign Territory increased to $731,500 for the first quarter of 2015, representing an increase of $114,600, or 19%, compared to $616,900 for the first quarter of 2014. As a percentage of net sales in the Foreign Territory, expenses increased to 17% during the first quarter of 2014, compared to 12% during the first quarter of 2014. The increase was mainly due to increase in manpower costs including recruitment and training.

Other Expenses

Other expenses for the first quarter of 2015 totaled $151,200, representing an increase of $2,500 or 2% when compared to other expenses of $148,700 for the first quarter of 2014.

Income Taxes

The Company recorded provisions of $3,800 for income taxes associated with operations in the North American Territory during the first quarter of 2015. The Company did not record any provision for income taxes associated with operations in the North American territory in the first quarter of 2014.

Net Loss

The Company’s net loss for the first quarter of 2015 was $673,900, as compared to a net loss of $468,600 for the first quarter of 2014. After providing for a positive foreign currency translation adjustment of $27,100 during the first quarter of 2015, as compared to a negative adjustment of $11,400 for the same period in 2014, the comprehensive loss for the first quarter of 2015 was $646,800, as compared to $480,000 for the same period in 2014.

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

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). Cole Taylor merged into MB Financial Bank, an Illinois banking corporation (“MB Financial”) on August 18, 2014. As used in this Report, “Lender” shall refer to Cole Taylor prior to August 18, 2014 and to MB Financial, as successor in interest to Cole Taylor, on or after August 18, 2014. The Agreement provided a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. Convertible promissory notes issued to United Breweries of America, Inc. (“UBA”), one of the Company’s principal shareholders, are subordinated to Lender’s facility.

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

The Second Default Notice also stated that the tangible net worth of MBC and Releta continued to fall short of the required amount as measured through February 28, 2014. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of December 31, 2014 and the actual tangible net worth on such date was $3,843,400. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future. In addition, the Second Default Notice required MBC and Releta to engage a consultant to perform a viability analysis and prepare a revised projection for 2014.

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

On January 21, 2015, MBC, Releta, and Lender entered into a Second Amendment (the “Second Amendment”) to the Agreement.

The Second Amendment reduced the maximum amount of the Revolver from $4,119,000 to $2,500,000. The Second Amendment also changed the definition of borrowing base (including by lowering certain advance rates) such that the calculation of the borrowing base will result in a lower number than it would have if calculated prior to the effectiveness of the Second Amendment. The borrowing base is used in the determination of the amount available to each Borrower pursuant to the Revolver. Pursuant to the Agreement, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

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

Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Agreement, certain other related documents and applicable law. Lender could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason. Since entering into the Second Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Agreement in connection with the events of default. Lender continues to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

As of March 31, 2015, the fixed charge coverage ratio was required to be 1.10 to 1. The Company calculated that the fixed charge coverage ratio as of March 31, 2015 was -1.35 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of March 31, 2015 and the actual tangible net worth on such date was $3,650,600. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

At March 31, 2015, the Company had cash and cash equivalents of $36,600, an accumulated deficit of $16,921,000, and a working capital deficit of $7,687,900 due to losses incurred and reclassification of debts owing to MB Financial as a result of the defaults under the Agreement described above. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at March 31, 2015.

The Company received a letter dated November 11, 2013 from UBHL, our indirect majority shareholder, expressing its willingness to commit to invest $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment but stated that UBHL would consider such additional investment based on a business plan to be provided by the Company. We provided a business plan in February 2015 and requested additional investment from UBHL and are awaiting UBHL’s response. If we are unable to come to a final agreement with UBHL on the terms of the proposed investment or if UBHL does not agree to provide additional investment we will pursue other sources of funds.

In response to the losses incurred in connection with our operations, UBHL, our indirect majority shareholder, issued a letter of comfort to the Company’s accountants on March 5, 2015 (the “Letter of Comfort”), to confirm that UBHL would provide funding on an as needed basis to ensure that the Company is able to meet its financial obligations as and when they fall due. The Letter of Comfort does not specify either the terms of UBHL’s support, or a maximum dollar limit and is not a legally binding agreement. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements, other applicable laws, and regulations relating to the transfer of funds from India. The Letter of Comfort does not specify any time limit for extending support. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort and UBHL is either unable or unwilling to provide such financial assistance to MBC, it may result in a material adverse effect on the Company’s financial position and on its ability to continue operations. UBHL controls the Company’s two largest shareholders, United Breweries of America, Inc. (“UBA”) and Inversiones, and as such, is the Company’s indirect majority shareholder. The Company’s Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

In addition, the Company’s lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on the Company’s financial position and results of operations.

Management has taken several actions to enable the Company to meet its working capital needs through March 31, 2016, including reducing discretionary expenditures, reducing manpower and securing additional brewing contracts in an effort to utilize a portion of excess production capacity. The Company has requested UBHL to make a capital infusion. If UBHL is unwilling or unable to infuse additional capital, the Company may seek capital from other sources.

If the Company is unable to find any source of funds, it may result in a material adverse effect on its ability to continue operations. For example, MB Financial may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, fixed assets and current assets. The loss of any material pledged asset would likely have a material adverse effect on the Company’s financial position and results of operations.

On January 22, 2014, Catamaran Services, Inc., (“Catamaran”), a related party (see “Notes Payable to Related Parties”, below), provided a note loan of $500,000 repayable upon receipt of an equity investment by the Company’s majority shareholder. On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note. On February 5, 2015, another note loan of $500,000 was received from Catamaran on terms similar to the previous notes. On each date on which Catamaran provided a note loan, the Company received a letter from Lender permitting the Company to obtain loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” is a payment made from the portion of an equity investment by the Company’s majority shareholder that is over $500,000.

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

Cash Flow Results

Net cash used in operating activities for the three months ended March 31, 2015 was $478,500, compared to net cash used in operations of $258,500 for the three months ended March 31, 2014. During the first quarter of 2015, accounts receivable decreased by $643,200 due to increased collections in Foreign Territory. Accounts payable during the first quarter of 2015 decreased by $345,400, mainly due to a reduction in the accounts payable in our Foreign Territory. Our inventory decreased by $330,400 during the first three months of 2015 due to lower production in North American Territory. Accrued liabilities decreased by $365,300 due to lower procurement of goods and services.

Net cash used in investing activities totaled $70,800 for the first quarter of 2015, compared to $145,700 during the corresponding period in 2014, due to reduced purchases of beer dispensing equipment.

Net cash provided by financing activities during the first quarter of 2015 totaled $421,800, compared to net cash provided by financing activities during the first quarter of 2014 of $131,500, as a result of an increase in borrowing against the notes payable to Catamaran in the North American Territory and net increase in use of the revolving line of credit in the Foreign Territory and repayment of debts to MB Financial and HUK.

Description of Our Indebtedness

MB Financial Facility

On June 23, 2011, MBC and Releta entered into the Agreement with Lender (as described in “Liquidity and Capital Resources”). The Agreement provided a credit facility of up to $10,000,000 with a maturity date of June 23, 2016, consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. At the time that the applicable loan or advance is made, we may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan and the capital expenditure term loan, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. As described below, effective September 1, 2013, Lender is charging a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement. As described below, the Second Amendment (among other things) reduces the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the revolving facility. Under the terms of the Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable. The Second Amendment also reduces the maximum amount of the Revolver from $4,119,000 to $2,500,000 and changes the definition of borrowing base (including by lowering certain advance rates). The Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority interest in all of MBC’s and Releta’s personal property and a first mortgage on our Ukiah, California real property, among other MBC and Releta assets.

On March 29, 2013, MBC and Releta entered into the Amendment to the Agreement (as described in “Liquidity and Capital Resources”). The Amendment clarifies the method by which the fixed charge coverage ratio shall be calculated.

As previously disclosed, the Company has been and remains in default of the fixed charge coverage ratio and the minimum tangible net worth requirement among other covenants contained in the Agreement. On September 18, 2013, April 18, 2014 and August 18, 2014, MBC and Releta received the Default Notice, the Second Default Notice and the Third Default Notice, respectively, from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at the option of Lender, be declared, and immediately shall become, due and payable, without notice of any kind. The Default Notice stated that Lender has elected to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement effective September 1, 2013. The Second Default Notice required MBC and Releta to engage a consultant to perform a viability analysis and prepare a revised projection for 2014. The Third Default Notice notified us that Lender would be reducing the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. For more details on the defaults, please refer to “Liquidity and Capital Resources” above.

On January 21, 2015, MBC, Releta, and Lender entered into a Second Amendment (the “Second Amendment”) to the Agreement.

The Second Amendment reduced the maximum amount of the Revolver from $4,119,000 to $2,500,000. The Second Amendment also changed the definition of borrowing base (including by lowering certain advance rates) such that the calculation of the borrowing base will result in a lower number than it would have if calculated prior to the effectiveness of the Second Amendment. The borrowing base is used in the determination of the amount available to each Borrower pursuant to the Revolver. Pursuant to the Agreement, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

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

The UBA Notes are subordinated to credit facilities extended to us by Cole Taylor pursuant to a subordination agreement executed by UBA. Per the terms of the subordination agreement, UBA is precluded from demanding repayment of the UBA Notes unless and until the Lender’s facility is repaid in full.

The aggregate outstanding principal amount of the UBA Notes as of March 31, 2015 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,696,000, for a total amount outstanding of $3,611,400.

As of March 31, 2015, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,425,600 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, voluntary conversion by UBA is unlikely.

Catamaran Notes:

On January 22, 2014, the Company issued a promissory note to Catamaran in the principal amount of $500,000. Catamaran Holdings, Ltd., the sole shareholder of Catamaran (“Holdings”) has directors in common with Inversiones, one of the major shareholders of the Company. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL. The Company has asked Catamaran whether any relationships exist between the shareholders of Holdings and any affiliates of the Company, and has not received a response to such inquiries. On April 24, 2014, the Company issued another note to Catamaran in the principal amount of $500,000 on terms similar to the note issued on January 22, 2014. On February 5, 2015, the Company issued a third note to Catamaran in the principal amount of $500,000, on terms similar to the notes issued earlier.

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

If the Company is not able to satisfy its obligations on the notes within the six month period following the date of the notes, the notes are automatically extended for additional six month terms until a Shareholder Investment sufficient to satisfy the notes is received. Interest shall accrue from the date of the notes on the unpaid principal at a rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America Corporation in San Francisco, California, or (ii) ten percent (10%) per annum, until the principal is fully paid.

The notes may be prepaid without penalty at the option of the Company; however, no payments on the notes may be made unless such payment is a Permitted Payment or certain existing obligations of the Company to Lender have been satisfied in full. The notes may not be amended without the prior written consent of Lender.

Other Loans, Credit Facilities and Commitments

Heineken Loan

On April 18, 2013, KBEL entered into a loan agreement with Heineken UK Limited (“HUK”) pursuant to which HUK agreed to provide KBEL with a secured term loan facility of £1,000,000 (the “HUK Loan Agreement”) which was made available, upon the fulfillment of certain conditions precedent, on October 9, 2013 and to be repaid in full by October 9, 2016. Interest on the loan is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an event of default, as defined in the HUK Loan Agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-Licence Agreement as described and defined in the HUK Loan Agreement.

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

Weighted Average Interest

The weighted average interest rates paid on our US debts was 6% for the first quarters of 2015 and 2014. For loans primarily associated with our Foreign Territory, the weighted average rate paid was 5% for the first quarters of 2015 and 2014.

Current Ratio

Our ratio of current assets to current liabilities on March 31, 2015 was 0.45 to 1.00 and the ratio of total assets to total liabilities was 0.94 to 1.00. Our ratio of current assets to current liabilities on March 31, 2014 was 0.50 to 1.00 and the ratio of total assets to total liabilities was 1.03 to 1.00.

Restricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $665,200 as of March 31, 2015. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below approximately $1,485,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the quarter ended March 31, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The discussion provided under the heading “Liquidity and Capital Resources” with respect to our default under our agreement with MB Financial, as successor in interest to Cole Taylor, and the discussion under the subheading “MB Financial Facility,” under the heading “Description of Our Indebtedness,” both set forth in Item 2 of PART I of this Report, are hereby incorporated by reference in their entirety.

Item 6. Exhibits

Exhibit Number		Description

10.1	(A)	Second Amendment to Credit and Security Agreement effective January 21, 2015, by and among MB Financial Bank, N.A., successor in interest to Cole Taylor Bank, Mendocino Brewing Company, Inc. and Releta Brewing Company LLC.

10.2	(B)	Promissory Note of Mendocino Brewing Company, Inc., in favor of Catamaran Services, Inc., dated February 5, 2015.

31.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

32.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

NOTE: Each Exhibit listed above that is annotated with one of the following letters is incorporated by reference from the following sources:

(A)	MBC’s Current Report on Form 8-K filed as of January 27, 2015.

(B)	MBC’s Current Report on Form 8-K filed as of February 11, 2015.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mendocino brewing company, inc.

Dated: May 15, 2015	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2015	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

