Form 10-Q
period 2015-06-30
MENDOCINO BREWING CO INC
filed 2015-08-14
CIK 919134

United states

securities and exchange commission

WASHINGTON, D.C. 20549

Form 10-q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of shares of Mendocino Brewing Company, Inc.’s common stock outstanding as of August 13, 2015 was 12,611,133.

MENDOCINO BREWING COMPANY, INC.

2

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014
ASSETS
Current Assets
Cash	$121,500	$145,100
Accounts receivable, net	3,492,600	4,384,500
Inventories	1,683,000	2,117,900
Prepaid expenses	745,800	632,900
Total Current Assets	6,042,900	7,280,400

Property and Equipment, net	10,979,300	11,087,800
Deposits and other assets	267,800	310,400

Total Assets	$17,290,000	$18,678,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$2,087,500	$2,156,900
Accounts payable	4,062,600	4,860,800
Accrued liabilities	1,855,800	1,768,600
Notes payable to related party	1,571,800	1,038,700
Subordinated convertible notes to related party	3,634,000	-
Current maturities of secured notes payable	3,645,900	3,913,300
Current maturity of long-term debt to related party	524,200	519,300
Current maturity of obligations under capital lease	25,300	5,600
Current maturity of severance payable	456,000	-
Total Current Liabilities	17,863,100	14,263,200

Long-Term Liabilities
Subordinated convertible notes to related party	-	3,588,900
Long term debt to related party, less current maturity	262,100	519,300
Long term lease, less current maturity	88,200	12,100
Severance payable, less current maturity	304,100	760,100
Total Long-Term Liabilities	654,400	4,880,400

Total Liabilities	18,517,500	19,143,600

Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	451,300	454,200
Accumulated deficit	(17,006,700)	(16,247,100)
Total Stockholders’ Equity	(1,227,500)	(465,000)

Total Liabilities and Stockholders’ Equity	$17,290,000	$18,678,600

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2015	2014	2015	2014
Sales	$8,264,800	$9,079,200	$15,072,100	$17,065,900
Excise taxes	126,200	166,500	239,400	303,200
Net sales	8,138,600	8,912,700	14,832,700	16,762,700
Cost of goods sold	5,649,200	6,121,900	10,247,700	11,643,600
Gross profit	2,489,400	2,790,800	4,585,000	5,119,100
Operating expenses
Marketing	1,457,100	1,607,300	2,860,000	3,135,200
General and administrative	1,003,700	1,145,100	2,215,300	2,265,400
Total operating expenses	2,460,800	2,752,400	5,075,300	5,400,600
Income (loss) from operations	28,600	38,400	(490,300)	(281,500)
Other income (expense)
Other income	40,500	8,800	43,600	10,700
Profit on sale of asset	-	5,200	-	16,300
Interest expense	(154,800)	(189,400)	(309,100)	(351,100)
Total other expenses	(114,300)	(175,400)	(265,500)	(324,100)
Loss before income taxes	(85,700)	(137,000)	(755,800)	(605,600)
Provision for income taxes	-	-	3,800	-
Net loss	$(85,700)	$(137,000)	$(759,600)	$(605,600)
Foreign currency translation loss	(30,000)	(28,900)	(2,900)	(40,300)
Comprehensive loss	$(115,700)	$(165,900)	$(762,500)	$(645,900)
Net loss per common share –
Basic	$(0.01)	$(0.01)	$(0.06)	$(0.05)
Diluted	$(0.01)	$(0.01)	$(0.06)	$(0.05)
Weighted average common shares outstanding –
Basic	12,611,133	12,611,133	12,611,133	12,611,133
Diluted	12,611,133	12,611,133	12,611,133	12,611,133

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(759,600)	$(605,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	581,400	552,600
Provision for doubtful accounts	(2,000)	(7,200)
Interest accrued on related party debt	78,200	60,000
Profit on sale of assets	-	(16,300)
Changes in operating assets and liabilities:
Accounts receivable	957,000	(282,600)
Inventories	435,700	228,500
Prepaid expenses	(109,900)	(443,000)
Deposits and other assets	(37,700)	45,900
Accounts payable	(797,500)	(515,500)
Accrued liabilities	81,700	611,900
Net cash provided by (used in) operating activities	427,300	(371,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(339,700)	(244,700)
Proceeds from sale of fixed assets	-	16,300
Net cash used in investing activities	(339,700)	(228,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing repayment on lines of credit	(88,000)	(102,000)
Borrowing on note payable	500,000	1,000,000
Repayment on long-term debt	(521,400)	(545,600)
Payments on obligations under long term leases	(2,700)	(2,600)
Net cash (used in) provided by financing activities	(112,100)	349,800

EFFECT OF EXCHANGE RATE CHANGES ON CASH	900	(18,000)

NET CHANGE IN CASH	(23,600)	(267,900)

CASH, beginning of period	145,100	324,800

CASH, end of period	$121,500	$56,900

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,800	$-
Interest	$230,900	$291,000

NON CASH INVESTING AND FINANCING ACTIVITIES
Seller financed asset	$98,500	$-

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc. (the “Company” or “MBC”) was formed in 1983 in California, and has two operating subsidiaries: Releta Brewing Company, LLC (“Releta”), and United Breweries International (UK) Limited (“UBIUK”). In the United States (the “US”), MBC and Releta operate two breweries that produce beer and malt beverages for the specialty “craft” segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The majority of sales for MBC in the US are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands. Generally, product shipments are made directly from the breweries to the wholesalers or distributors in accordance with state and local laws.

MBC’s United Kingdom (the “UK”) subsidiary, UBIUK, is a holding company for Kingfisher Beer Europe Limited (“KBEL”). KBEL is a distributor of alcoholic beverages, mainly Kingfisher Lager Beer, in the UK and Europe. The offices of KBEL are located in Maidstone, Kent in the UK. In addition, during the period covered by this quarterly report (the “Quarterly Report”), through UBIUK, the Company had production and distribution rights to Kingfisher Premium Lager in Canada and the United States. The Company has the right to use the Kingfisher mark and the name “Kingfisher Brewing Company” in connection with the brewing and distribution of assorted beers in the United States pursuant to an agreement with Kingfisher America, Inc. Generally, sales are made through distributors.

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

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the US. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K, as filed with the SEC, which contains additional financial and operating information and information concerning significant accounting policies followed by the Company. The financial statements and notes are representations of the Company’s management (“Management”) and its board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

Operating results from the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.

Reclassifications

Certain items in the financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2015 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to a borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $22,500 for the six months ended June 30, 2015 and 2014.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are deposited with commercial banks in the US and the UK that have minimal credit risk. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $1,600 in cash deposits and $2,294,200 of accounts receivable due from customers located in the UK as of June 30, 2015.

Income Taxes

The Company accounts for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. The Company evaluated its tax positions and determined that there were no uncertain tax benefits as of June 30, 2015 and December 31, 2014.

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

	Three months ended		Six months ended
	6/30/2015	6/30/2014	6/30/2015	6/30/2014
Net loss	$(85,700)	(137,000)	$(759,600)	(605,600)
Weighted average common shares outstanding	12,611,133	12,611,133	12,611,133	12,611,133
Basic net loss per share	$(0.01)	(0.01)	$(0.06)	(0.05)
Interest expense on convertible notes	$-	-	$-	-
Loss for computing diluted net income per share	$(85,700)	(137,000)	$(759,600)	(605,600)
Incremental shares from assumed exercise of dilutive securities	-	-	-	-
Dilutive potential common shares	12,611,133	12,611,133	12,611,133	12,611,133
Diluted net loss per share	$(0.01)	(0.01)	$(0.06)	(0.05)

Foreign Currency Translation

The Company has subsidiaries located in the UK, where the local currency, the UK Pound Sterling, is the functional currency. Financial statements of these subsidiaries are translated into US dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation adjustments associated with net assets or liabilities are reported in non-owner changes in equity. Any exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred, in the same financial statement caption as the underlying transaction, and are not material for any year shown. Cash flows were translated at the average exchange rates for the six months then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

2. Liquidity and Management Plans

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (as amended, the “Credit and Security Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). Cole Taylor merged into MB Financial Bank, an Illinois banking corporation (“MB Financial”) on August 18, 2014. As used in this Quarterly Report, “Lender” shall refer to Cole Taylor prior to August 18, 2014 and to MB Financial, as successor in interest to Cole Taylor, on or after August 18, 2014. The Credit and Security Agreement provided a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. Convertible promissory notes issued to United Breweries of America, Inc. (“UBA”), one of the Company’s principal shareholders, are subordinated to Lender’s facility.

The Credit and Security Agreement requires MBC and Releta to maintain certain minimum fixed charge coverage ratios for trailing twelve month periods and minimum tangible net worth. The minimum tangible net worth MBC and Releta are required to maintain is subject to increase based on the net income of MBC and Releta. On March 29, 2013, MBC, Releta, and Lender entered into a First Amendment to the Credit and Security Agreement to clarify the method by which the fixed charge coverage ratio is calculated, with retrospective application.

The required fixed charge coverage ratio for the trailing twelve month periods ended March 31, 2013 onwards fell short of the required ratio. The tangible net worth fell short of the required amount for the period beginning June 1, 2013 onwards.

On September 18, 2013, MBC and Releta received a notice (the “Default Notice”) from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Credit and Security Agreement.

The Credit and Security Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Credit and Security Agreement. Under the Credit and Security Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Credit and Security Agreement may, at the option of the Lender, be declared, and immediately shall become, due and payable, without notice of any kind. The event of default shall be deemed continuing until waived in writing by the Lender. The Default Notice states that Lender has elected, effective September 1, 2013, to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement. The Company estimates that the increased rate currently results in approximately $120,000 additional annual interest expense.

On April 18, 2014, MBC and Releta received a second notice (the “Second Default Notice”) from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Credit and Security Agreement.

The Second Default Notice required MBC and Releta to engage a consultant to perform a viability analysis and prepare a revised projection for 2014.

Effective August 20, 2014, pursuant to a notice to MBC and Releta dated August 18, 2014 (the “Third Default Notice”) which referred to MBC’s and Releta’s continued failure to meet the required fixed charge coverage ratio and the tangible net worth requirement, Lender notified MBC and Releta that it would reduce the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the revolving facility. Under the terms of the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

On January 21, 2015, MBC, Releta, and Lender entered into a Second Amendment (the “Second Amendment”) to the Credit and Security Agreement.

The Second Amendment reduced the maximum amount of the Revolver from $4,119,000 to $2,500,000. The Second Amendment also changed the definition of borrowing base (including by lowering certain advance rates) such that the calculation of the borrowing base will result in a lower number than it would have if calculated prior to the effectiveness of the Second Amendment. The borrowing base is used in the determination of the amount available to each borrower (a “Borrower”) pursuant to the Revolver. Pursuant to the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

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

Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Credit and Security Agreement, certain other related documents and applicable law. Lender could declare the full amount owed under the Credit and Security Agreement due and payable at any time for any reason or no reason. Since receiving the Second Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Credit and Security Agreement in connection with the events of default. Lender continues to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

Pursuant to a letter from UBHL dated November 11, 2013, UBHL indicated a willingness to invest up to $2,000,000 in the Company. On January 22, 2014, Catamaran Services, Inc., (“Catamaran”), a related party (see “Notes Payable to Related Party”, below), provided a note loan of $500,000 repayable upon receipt of an equity investment by the Company’s majority shareholder. On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note. On February 5, 2015, another note loan of $500,000 was received from Catamaran on terms similar to the previous notes. On June 30, 2015, another note was issued to Catamaran for $500,000 on terms similar to the previous notes (the proceeds of such note were received by the Company on July 6, 2015). On each date on or prior to which Catamaran provided a note loan, the Company received a letter from Lender permitting the Company to obtain loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Agreement were satisfied in full, or (b) such payment was made from an equity investment by the Company’s majority shareholder.

In response to the losses incurred in connection with the Company’s operations, UBHL, the Company’s indirect majority shareholder, issued a letter of comfort on March 5, 2015 (the “Letter of Comfort”), to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that the Company is able to meet its financial obligations as and when they fall due. The Letter of Comfort does not specify either the terms of UBHL’s support, or a maximum dollar limit and is not a legally binding agreement. However, to date UBHL through its affiliated company, Catamaran, has provided capital for working capital needs. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements, other applicable laws, and regulations relating to the transfer of funds from India. The Letter of Comfort does not specify any time limit for extending support. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort and UBHL is either unable or unwilling to provide such financial assistance to MBC, it may result in a material adverse effect on the Company’s financial position and on its ability to continue operations. UBHL controls the Company’s two largest shareholders, United Breweries of America, Inc. (“UBA”) and Inversiones, and as such, is the Company’s indirect majority shareholder. The Company’s Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

As of June 30, 2015, the fixed charge coverage ratio was required to be 1.10 to 1. The Company calculated that the fixed charge coverage ratio as of June 30, 2015 was -1.12 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of June 30, 2015 and the actual tangible net worth on such date was $3,676,600. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

At June 30, 2015, the Company had cash and cash equivalents of $121,500, an accumulated deficit of $17,006,700, and a working capital deficit of $11,820,200 due to losses incurred, reclassification of debts owing to MB Financial as a result of the default under the Credit and Security Agreement described above and reclassification of subordinated notes payable to UBA as a result of a subordination agreement, which subordinated notes are maturing in June 2016. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at June 30, 2015.

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

 Management has taken several actions to reduce the Company’s working capital needs through June 30, 2016, including reducing discretionary expenditures, reducing manpower, securing additional brewing contracts in an effort to utilize a portion of excess production capacity, and pursuing export opportunities. The current revenue from operations are insufficient to meet the working capital needs of the Company over the next 12 months. The Company has requested UBHL to make a capital infusion. If UBHL is unwilling or unable to infuse additional capital, the Company will seek capital from other sources, including outside investors. If sufficient capital for working capital needs is not obtained, the Company may sell some of its operating assets.

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

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	June 30, 2015	December 31, 2014
Raw Materials	$602,200	$740,300
Beer-in-process	379,600	259,400
Finished Goods	632,200	1,034,200
Merchandise	69,000	84,000
TOTAL	$1,683,000	$2,117,900

4. Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit, from which may be drawn up to 85% of eligible receivables and 60% of eligible inventory for the period expiring in June 2016. The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility currently carries interest (including default interest) at a rate of prime plus 3% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of June 30, 2015 was approximately $814,000. Included in the Company’s balance sheet as of June 30, 2015 are account balances totaling $1,198,400 of accounts receivable and $1,609,300 of inventory collateralized to MB Financial, as successor in interest to Cole Taylor, under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an invoice discounting facility to KBEL based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of June 30, 2015 was approximately $1,273,500. Included in the Company’s balance sheet at June 30, 2015 are account balances totaling $2,294,200 of accounts receivable collateralized to RBS under this facility.

5. Notes Payable to Related Party

Notes payable to related party consist of notes payable to Catamaran dated January 22, 2014, April 24, 2014 and February 5, 2015, for a total value of $1,571,800 including interest of $71,800. On June 30, 2015 another note was issued for a value of $500,000 but the proceeds were received by the Company on July 6, 2015. The Catamaran Holding, Ltd. (“Holding”), the sole shareholder of Catamaran, has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL. The Company has asked Catamaran whether any relationships exist between the shareholders of Holdings and any affiliates of the Company, and has not received a response to such inquiries.

The notes are payable within six months following the date of the notes, subject to the receipt by the Company of an equity investment by the Company’s majority shareholder in an amount sufficient either (a) to pay the notes from an equity investment by the Company’s majority shareholder, or (b) to pay the notes and certain existing obligations of the Company to Lender. If the Company is not able to satisfy its obligations on the notes within the six month period following the date of the notes, the notes are automatically extended for additional six month terms until they are paid.

6. Subordinated Convertible Notes Payable to Related Party

Subordinated convertible notes to a related party included notes payable to UBA (the “UBA Notes”) for a total value of $3,634,000 as of June 30, 2015, including interest at the prime rate plus 1.5% per year, but not to exceed 10%. Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. The UBA Notes have been extended until June 2016 and have automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term. Under the terms of the UBA Notes, UBA may demand payment within 60 days following the end of the extension period. UBA has agreed to subordinate the UBA Notes to the Company’s long-term debt agreements with MB Financial, as successor-in-interest to Cole Taylor, which mature in June 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA Notes until the Lender’s facility is repaid. The UBA Notes include $1,718,600 and $1,673,500 of accrued interest at June 30, 2015 and December 31, 2014, respectively.

7. Secured Notes Payable

Maturities of secured notes payable for succeeding years are as follows:

	June 30, 2015	December 31, 2014
Loan from Cole Taylor, payable in monthly installments of $12,300, plus interest (including default interest) at prime plus 4% with a balloon payment of approximately $2,202,500 in June 2016; secured by substantially all assets of Releta and MBC.	$2,349,900	$2,423,600

Loans from Cole Taylor, payable in monthly installments of $32,300 plus interest (including default interest) at prime plus 3.5% with a balloon payment of approximately $908,700 in June 2016; secured by substantially all assets of Releta and MBC.	1,296,000	1,489,700
	3,645,900	3,913,300

Less current maturities	3,645,900	3,913,300
	$-	$-

8. Long-Term Debt – Related Party

	June 30, 2015	December 31, 2014
Loan from Heineken UK Limited, payable in quarterly installments of $137,900, plus interest at UK prime plus 5% maturing on October 9, 2016, secured by licensing rights pursuant to a Sub-License Agreement.	$786,300	$1,038,600

Less current maturities	524,200	519,300
	$262,100	$519,300

Maturities of debt for succeeding years are as follows:

Six months ending December 31, 2015	$262,100
Year ending December 31, 2016	$524,200

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

9. Capital Lease Obligations

The Company leases certain assets under an agreement that is classified as a capital lease. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of June 30, 2015 are as follows:

Six months Ending December 31, 2015	$14,200
Year Ending December 31, 2016	28,500
Year Ending December 31, 2017	28,500
Year Ending December 31, 2018	22,100
Year Ending December 31, 2019	22,100
Year Ending December 31, 2020	11,000
126,400
Less amounts representing interest	(12,900)
Present value of minimum lease payments	113,500
Less current maturities	(25,300)
Non-current leases payable	$88,200

10. Severance Payable

The Company is a party to a Separation and Severance Agreement (the “Separation Agreement”) with Mr. Yashpal Singh, its President and Chief Executive Officer. Pursuant to the terms of the Separation Agreement, upon Mr. Singh’s (i) termination of employment for Good Reason (as defined in the Separation Agreement), (ii) termination of employment at the end of the employment term, (iii) death, (iv) disability or (v) termination by the Company without Cause (as defined in the Separation Agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by the number of years (on a pro-rated basis) he had been employed by the Company at the Termination Date (as defined in the Separation Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Singh’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). Payments due to Mr. Singh under the Separation Agreement shall be paid in equal monthly installments by the Company over a 20 month period. The receipt of payments is contingent on Mr. Singh executing a release of claims for the benefit of the Company. As of June 30, 2015, the Company estimated this obligation to be $760,100.

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

On June 3, 2015, IAE International Aero Engines AG (“IAE”) served the Company with a complaint (the “Complaint”), filed in Marin County Superior Court, California (the “Court”), which requests, among other things, (i) that the Court recognize and enforce a foreign judgment against an Indian corporate entity (which is an affiliate of the Company), the alleged judgment debtor, and (ii) that such judgment be made enforceable against any assets of the Company (and of the other defendants) that are located in California, on the alleged ground that the Company (along with the other defendants) is an “alter ego” of the alleged judgment debtor. Along with the Complaint, IAE also served the Company with an ex parte application for a right to attach order and a writ of attachment, and, in the alternative, a temporary protective order (collectively, the “ex parte application”) to, among other things, stop the Company from making certain transfers to related parties other than in the ordinary of business.

The ex parte application came up for hearing before the Court on June 5, 2015. At the conclusion of that hearing, the Court: (i) issued a temporary protective order of limited scope, providing that to the extent the Company had possession, custody or control of any stock belonging to the alleged judgment debtor (which the Company does not), it should not transfer said stock out of Marin County, California until 5:00 PM (Pacific Time), June 9, 2015; and (ii) continued the hearing on the ex parte application to 3:00 PM on June 9, 2015. At the conclusion of the continued hearing on June 9, 2015, the Court denied the ex parte application for a writ of attachment and dissolved the limited temporary protective order.

The Company believes that the allegations in the Complaint are without merit and will continue to vigorously defend against the lawsuit.

As discussed in more detail in the Company’s Current Report on Form 8-K filed on June 9, 2015, the Company has discussed with the Lender the allegations set forth in the Complaint and the ex parte application and, as of the date of this Quarterly Report, the Company has not received any notice or other communication from the Lender that the Lender intends to exercise any of the remedies available to it under the Credit and Security Agreement in connection therewith.

The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Operating Leases

The Company leases some of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates between 2015 and 2020 and provide for renewal options ranging from month-to-month to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on similar properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay certain costs, including real estate taxes, insurance and repairs.

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

The following table reflects the value of such transactions during the six months ended June 30, 2015 and 2014 and the balances outstanding as of June 30, 2015 and December 31, 2014.

TRANSACTIONS	June 30, 2015	June 30, 2014
Purchases from HUK	$5,530,600	$6,523,700
Expense reimbursement including interest to HUK	$464,600	$548,100
Interest expense related to UBA convertible notes	$45,100	$45,100
Interest expenses related to Catamaran notes	$33,100	$14,800
Borrowing from Catamaran	$500,000	$1,000,000

ACCOUNT BALANCES	June 30, 2015	Dec 31, 2014
Accounts payable and accrued liability to HUK	$1,369,600	$1,802,300
Notes payable to Catamaran	$1,571,800	$1,038,700
Notes payable to UBA	$3,634,000	$3,588,900

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

A summary of each segment is as follows:

Six months ended June 30, 2015
	North American Territory	Foreign Territory	Total

Net Sales	$5,540,200	$9,292,500	$14,832,700
Operating Income (Loss)	$(586,800)	$96,500	$(490,300)
Identifiable Assets	$13,183,400	$4,106,600	$17,290,000
Depreciation & Amortization	$336,700	$244,700	$581,400
Capital Expenditures	$70,400	$269,300	$339,700

Six months ended June 30, 2014
	North American Territory	Foreign Territory	Total

Net Sales	$5,979,500	$10,783,200	$16,762,700
Operating Income (loss)	$(710,300)	$428,800	$(281,500)
Identifiable Assets	$14,749,600	$4,539,500	$19,289,100
Depreciation & Amortization	$339,200	$213,400	$552,600
Capital Expenditures	$57,700	$187,000	$244,700

14. Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $700,300 as of June 30, 2015. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,572,700. Condensed financial information of MBC, together with its other subsidiary, Releta, is as follows:

Balance Sheets

Balance Sheets	June 30, 2015 (unaudited)	December 31, 2014

Assets
Cash and cash equivalents	$119,900	$61,500
Accounts receivable, net	1,198,400	1,365,000
Inventories	1,609,300	2,047,700
Other current assets	327,300	173,600
Total current assets	3,254,900	3,647,800

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	9,660,700	9,904,500
Intercompany receivable	258,000	421,900
Other assets	267,800	310,400
Total assets	$14,666,400	$15,509,600

Liabilities
Line of credit	$814,000	$1,192,900
Accounts payable	2,515,500	2,620,000
Accrued liabilities	1,161,200	1,031,300
Note payable related party	1,571,800	1,038,700
Subordinated convertible notes payable	3,634,000	-
Current maturities of debt, leases and severance	4,107,500	3,918,900
Total current liabilities	13,804,000	9,801,800

Long-term capital leases	9,400	12,100
Subordinated convertible notes payable	-	3,588,900
Severance payable	304,100	760,100
Total liabilities	14,117,500	14,162,900

Stockholders’ equity
Common stock	15,100,300	15,100,300
Preferred stock	227,600	227,600
Accumulated deficit	(14,779,000)	(13,981,200)
Total stockholders’ equity	548,900	1,346,700
Total liabilities and stockholders’ equity	$14,666,400	$15,509,600

Statements of Operations	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,166,500	$3,244,600	$5,540,200	$5,979,500
Cost of goods sold	(2,471,300)	(2,699,900)	(4,593,900)	(5,058,300)
Sales, marketing, and retail expenses	(322,300)	(341,100)	(675,700)	(706,400)
General and administrative expenses	(380,600)	(424,800)	(860,700)	(928,200)
Loss from operations	(7,700)	(221,200)	(590,100)	(713,400)

Other income	40,500	8,800	43,600	10,700
Interest expense	(124,500)	(130,900)	(247,500)	(256,600)
Provision for taxes	-	-	(3,800)	-
Net loss	$(91,700)	$(343,300)	$(797,800)	$(959,300)

Statements of Cash Flows	Six months ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities	$113,900	$(837,900)
Purchase of property and equipment	(70,400)	(57,700)
Net borrowing (repayment) on line of credit	(378,900)	(20,500)
Borrowing on note payable	500,000	1,000,000
Repayment on long term debt	(267,400)	(267,400)
Payment on obligation under capital lease	(2,700)	(2,600)
Net change in payable to UBIUK	163,900	128,700
Decrease in cash	58,400	(57,400)
Cash, beginning of period	61,500	113,700
Cash, end of period	$119,900	$56,300

15. Income Taxes

In the six months ended June 30, 2015 and 2014, the Company recorded tax expenses related to state franchise taxes only, and did not record income tax expenses due to the availability of deferred tax assets to offset any taxable income in the US (at the federal and state level to the extent applicable) and the UK. The Company has established a full valuation allowance against the Company’s deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized has not yet been met. During the six months ended June 30, 2015 and 2014, the Company’s effective tax rates were de minimis.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and six months ended June 30, 2015, compared to the three and six months ended June 30, 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the rest of this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, and “the Company” and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term “MBC” is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including but not limited to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking information. Such information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, Management’s beliefs, and assumptions made by Management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of those and similar words are intended to identify such forward-looking information. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company’s future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available as of the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including but not limited to, changes in the pricing environment for the Company’s products, changes in demand for malt beverage products in different Company markets, changes in distributor relationships or performance, changes in customer preference for the Company’s malt beverage products, regulatory or legislative changes, the impact of competition, changes in the prices of raw materials, availability of financing for operations, changes in interest rates, changes in the Company’s European beer business, and other risks discussed elsewhere in this Quarterly Report on Form 10-Q and from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and reports. In addition, such statements could be adversely affected by general industry and market conditions and growth rates, and general domestic, Canadian and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revisions to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Segment Information

Prior to August 2001, the Company’s business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With the Company’s acquisition of United Breweries International (UK), Ltd. (“UBIUK”) in August 2001, the Company gained a new business segment ― distribution of beer outside the US, primarily in the United Kingdom (the “UK”) and continental Europe (collectively, the “Foreign Territory”). This segment accounted for 62% and 63% of the Company’s gross sales during the first six months of 2015 and 2014 respectively, with the US and Canada (the “North American Territory”) accounting for the remaining 38% and 37% during the first six months of 2015 and 2014 respectively.

Seasonality

Sales of the Company’s products are somewhat seasonal. Historically, sales volumes in both the Company’s North American and Foreign Territories have been comparatively low during the first quarter of the calendar year. The volume of sales in any given area may also be adversely affected by local weather conditions. Because of the seasonality of the Company’s business, results for any one quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Summary of Financial Results

The Company ended the first six months of 2015 with a net loss of $759,600, as compared to a net loss of $605,600 for the same period in 2014. As set forth more fully under the section captioned “Results of Operations” below, during the first six months of 2015, the Company experienced a decrease in net sales of $1,930,000 compared to the same period in 2014. Compared to the first six months of 2014, costs of goods sold decreased by $1,395,900, operating expenses decreased by $325,300, and net other expenses decreased by $58,600 in the first six months of 2015, all of which contributed to the Company’s results for the period.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared To Three Months Ended June 30, 2014

Net Sales

Our overall net sales for the second quarter of 2015 were $8,138,600, a decrease of $774,100, or 8.7%, compared to $8,912,700 for the second quarter of 2014. The decrease was due to a reduction in sales volume and exchange rate fluctuations.

North American Territory: Our net sales for the second quarter of 2015 were $3,166,500 compared to $3,244,600 for the same period in 2014, a decrease of $78,100, or 2.4%, mainly due to decreased sales volume, offset, in part, by price increases. The sales volume decreased to 15,400 barrels in the second quarter of 2015 from 16,500 barrels in the second quarter of 2014, a net decrease of 1,100 barrels, or 6.7% mainly due to reduction in sales of MBC’s brands due to competitive pressure. We have redesigned our product packaging to enhance its appeal and are introducing new products. We also continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah, California and Saratoga Springs, New York brewing facilities.

Foreign Territory: Net sales for the second quarter of 2015 were $4,972,100 compared to $5,668,100 during the corresponding period of 2014, a decrease of $696,000, or 12.3% due to lower sales volume, price reduction and exchange rate fluctuation. When measured in UK Pounds Sterling, the functional currency of the UK, the decrease was 3.7%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the second quarter of 2015 was 69.4%, as compared to 68.7% during the corresponding period of 2014.

North American Territory: Cost of goods sold as a percentage of net sales in the US during the second quarter of 2015 was 78.1%, compared to 83.2% during the corresponding period of 2014 mainly due to sales price increases. Utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at a higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. Our production capacity is currently under-utilized.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the second quarter of 2015 was 64%, as compared to 60.4% during the corresponding period in 2014 due to lower sales realization.

Gross Profit

Due to reduction in sales revenue and higher cost of goods, gross profit for the second quarter of 2015 was $2,489,400 compared to $2,790,800 during the corresponding period of 2014 (a decrease of $301,400 or 10.8%). As a percentage of net sales, gross profit during the second quarter of 2015 decreased to 30.6% from 31.3% for the second quarter of 2014.

Operating Expenses

Operating expenses for the second quarter of 2015 were $2,460,800, a decrease of $291,600, or 10.6%, as compared to $2,752,400 for the corresponding period of 2014. Operating expenses consist of marketing and distribution related expenses and general and administrative expenses.

Marketing and Distribution Related Expenses: Our marketing and distribution related expenses for the second quarter of 2015 were $1,457,100, as compared to $1,607,300 for the second quarter of 2014, representing a decrease of $150,200 or 9.3%.

●	North American Territory: Marketing and distribution related expenses for the second quarter of 2015 were $322,300 compared to $341,100 during the corresponding period of 2014, representing a decrease of $18,800 or 5.5%. As a percentage of net sales in the US, such expenses were 10.2% during the second quarter of 2015, compared to 10.5% during the corresponding period of 2014. The decrease was due to a reduction in manpower and associated travel costs.

●	Foreign Territory: Marketing and distribution related expenses for the second quarter of 2015 were $1,134,800 compared to $1,266,200 during the corresponding period of 2014, representing a decrease of $131,400, or 10.4%. This decrease is mainly due exchange rate fluctuation. As a percentage of net sales in the UK, marketing and distribution related expenses were 22.8% during the second quarter of 2015 compared to 22.3% during the corresponding period of 2014.

General and Administrative Expenses: Our general and administrative expenses were $1,003,700 for the second quarter of 2015, representing a decrease of $141,400 or 12.3%, from $1,145,100 for the corresponding period in 2014.

●	North American Territory: General and administrative expenses in the North American Territory were $380,600 for the second quarter of 2015, representing a decrease of $44,200, or 10.4%, compared to $424,800 for the second quarter of 2014. The decrease is due to a reduction in manpower.

●	Foreign Territory: General and administrative expenses related to the Foreign Territory were $623,100 for the second quarter of the year 2015, representing a decrease of $97,200 or 13.5%, when compared to $720,300 for the second quarter of 2014. The decrease was mainly due to reduction in various miscellaneous operating expenses and exchange rate fluctuation.

Other Expenses

Net other expenses for the second quarter of 2015 totaled $114,300, representing a decrease of $61,100, or 34.8%, when compared to $175,400 for the second quarter of 2014. The decrease was due to lower interest payments resulting from a reduction in borrowings and increased miscellaneous income.

Income Taxes

We made no income tax provisions for the second quarters of 2015 and 2014.

Net Loss

Our net loss for the second quarter of 2015 was $85,700, compared to net loss of $137,000 for the second quarter of 2014. After providing for a negative foreign currency translation adjustment of $30,000 during the second quarter of 2015 (as compared to negative adjustment of $28,900 for the same period in 2014), our comprehensive loss for the second quarter of 2015 was $115,700, compared to comprehensive loss of $165,900 for the same period in 2014. As discussed above, the primary reason for the loss was the reduction in our sales revenue.

Six Months Ended June 30, 2015 Compared To Six Months Ended June 30, 2014

Net Sales

Our overall net sales for the first six months of 2015 were $14,832,700, a decrease of $1,930,000, or 12%, compared to net sales of $16,762,700 for the same period in 2014.

North American Territory: Net sales for the first six months of 2015 were $5,540,200 compared to $5,979,500 for the same period in 2014, a decrease of $439,300 or 7.3%. Our North American sales volumes decreased to 27,100 barrels during the first six months of 2015 from 29,400 barrels in the first six months of 2014, representing a decrease of 2,300 barrels or 7.8%. Sales of MBC’s brands decreased by 3,100 barrels, sales of Kingfisher brands increased by 700 barrels and sales of contract brands increased by 100 barrels during the first six months of 2015 compared to the same period in 2014. We have redesigned our product packaging to enhance its appeal and are introducing new products. We also continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah, California and Saratoga Springs, New York brewing facilities, and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net revenue in the North American Territory.

Foreign Territory: Net sales for the first six months of 2015 were $9,292,500 compared to $10,783,200 during the corresponding period of 2014, a decrease of $1,490,700 or 13.8%. The decrease is due to lower sales volume, price reduction and exchange rate fluctuation. When measured in UK Pounds Sterling, the functional currency of the UK, the reduction is 5.7%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first six months of 2015 was 69.1%, as compared to 69.5% during the corresponding period of 2014.

North American Territory: Cost of goods sold as a percentage of net sales in the North American Territory during the first six months of 2015 was 82.9%, as compared to 84.6%, during the corresponding period of 2014 mainly due to sales price increases. Generally, when facilities are operating at higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. Our production capacity is currently under-utilized.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the first six months of 2015 was 60.9%, as compared to 61.1% during the corresponding period in 2014.

Gross Profit

As a result of decrease in sales revenue and a decrease in cost of goods in the Foreign Territory, gross profit for the first six months of 2015 decreased to $4,585,000 from $5,119,100 during the corresponding period of 2014. As a percentage of net sales, the gross profit during the first six months of 2015 was 30.9% compared to 30.5% during the corresponding period in 2014.

Operating Expenses

Operating expenses for the first six months of 2015 were $5,075,300, a decrease of $325,300, or 6%, as compared to $5,400,600 for the corresponding period of the year 2014. Operating expenses consist of marketing and distribution related expenses and general and administrative expenses.

Marketing and Distribution Related Expenses: Our marketing and distribution related expenses for the first six months of the year 2015 were $2,860,000, as compared to $3,135,200 for the same period in 2014, representing a decrease of $275,200 or 8.8%.

● North American Territory: Marketing and distribution related expenses for the first six months of 2015 were $675,700 compared to $706,400 during the corresponding period of 2014, representing a decrease of $30,700 or 4.3%. The decrease was due to a reduction in manpower and associated travel costs. These expenses equaled 12.2% of net sales in the US during the first six months of the year 2015, compared to 11.8% during the corresponding period of 2014.

● Foreign Territory: Marketing and distribution related expenses for the first six months of 2015 decreased to $2,184,300 compared to $2,428,800 during the corresponding period of 2014, representing a decrease of $244,500 or 10% mainly due to exchange rate fluctuation. Marketing and distribution related expenses were 23.5% of net sales in Foreign Territory during the first six months of 2015 compared to 22.5% during the first six months of 2014.

General And Administrative Expenses: Our general and administrative expenses were $2,215,300 for the first six months of the year 2015, representing a decrease of $50,100, or 2.2%, from $2,265,400 for the corresponding period in 2014.

● North American Territory: General and administrative expenses in the North American Territory were $860,700 for the first six months of 2015, representing a decrease of $67,500, or 7.3%, from $928,200 for the same period in 2014 due to a reduction in manpower.

● Foreign Territory: General and administrative expenses related to the Foreign Territory were $1,354,600 for the first six months of 2015, representing an increase of $17,400, or 1.3%, as compared to $1,337,200 for the same period in 2014.

Other Expenses

Net other expenses for the first six months of 2015 totaled $265,500 representing a decrease of $58,600, or 18.1%, when compared to $324,100 for the same period in 2014. The decrease was due to lower interest payments resulting from a reduction in borrowings and increased miscellaneous income.

Income Taxes

We had a provision of $3,800 for income taxes for the first six months of 2015 but did not have a provision for taxes during the corresponding period in 2014.

Net Loss

Our net loss for the first six months of 2015 was $759,600, as compared to net loss of $605,600 for the first six months of 2014. After providing for a negative foreign currency translation adjustment of $2,900 during the first six months of 2015 (as compared to a negative foreign currency translation adjustment of $40,300 for the same period in 2014), comprehensive loss for the first six months of 2015 was $762,500, compared to a comprehensive loss of $645,900 for the same period in 2014. As stated above, the primary reason for the loss was the drop in sales revenues during the first six months of 2015.

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

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (the “Credit and Security Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). Cole Taylor merged into MB Financial Bank, an Illinois banking corporation (“MB Financial”) on August 18, 2014. As used in this Quarterly Report, “Lender” shall refer to Cole Taylor prior to August 18, 2014 and to MB Financial, as successor in interest to Cole Taylor, on or after August 18, 2014. The Credit and Security Agreement provided a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. Convertible promissory notes issued to United Breweries of America, Inc. (“UBA”), one of the Company’s principal shareholders, are subordinated to Lender’s facility.

The Credit and Security Agreement requires MBC and Releta to maintain certain minimum fixed charge coverage ratios for trailing twelve month periods and minimum tangible net worth. The minimum tangible net worth MBC and Releta are required to maintain is subject to increase based on the net income of MBC and Releta. On March 29, 2013, MBC, Releta, and Lender entered into a First Amendment to the Credit and Security Agreement to clarify the method by which the fixed charge coverage ratio is calculated, with retrospective application.

The required fixed charge coverage ratio for the trailing twelve month periods ended March 31, 2013 onwards fell short of the required ratio. The tangible net worth fell short of the required amount for the period beginning June 1, 2013 onwards.

On September 18, 2013, MBC and Releta received a notice (the “Default Notice”) from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Credit and Security Agreement.

The Credit and Security Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Credit and Security Agreement. Under the Credit and Security Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Credit and Security Agreement may, at the option of the Lender, be declared, and immediately shall become, due and payable, without notice of any kind. The event of default shall be deemed continuing until waived in writing by the Lender. The Default Notice states that Lender has elected, effective September 1, 2013, to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement. The Company estimates that the increased rate currently results in approximately $120,000 additional annual interest expense.

On April 18, 2014, MBC and Releta received a second notice (the “Second Default Notice”) from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Credit and Security Agreement. As stated in the Second Default Notice, the Company has continued to be in default on the fixed charge coverage ratio for each measurement period beginning March 31, 2013 through February 28, 2014. The required fixed charge coverage ratio was initially required to be at least 1.05 to 1.00, but as of July 31, 2013, the required fixed charge coverage ratio increased to 1.10 to 1.00 pursuant to the terms of the Credit and Security Agreement.

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

Effective August 20, 2014, pursuant to a notice to MBC and Releta dated August 18, 2014 (the “Third Default Notice”) which referred to MBC’s and Releta’s continued failure to meet the required fixed charge coverage ratio and the tangible net worth requirement, Lender notified MBC and Releta that it would reduce the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the revolving facility. Under the terms of the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

On January 21, 2015, MBC, Releta, and Lender entered into a Second Amendment (the “Second Amendment”) to the Credit and Security Agreement.

The Second Amendment reduced the maximum amount of the Revolver from $4,119,000 to $2,500,000. The Second Amendment also changed the definition of borrowing base (including by lowering certain advance rates) such that the calculation of the borrowing base will result in a lower number than it would have if calculated prior to the effectiveness of the Second Amendment. The borrowing base is used in the determination of the amount available to each Borrower pursuant to the Revolver. Pursuant to the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

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

Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Credit and Security Agreement, certain other related documents and applicable law. Lender could declare the full amount owed under the Credit and Security Agreement due and payable at any time for any reason or no reason. Since entering into the Second Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Credit and Security Agreement in connection with the events of default. Lender continues to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

As of June 30, 2015, the fixed charge coverage ratio was required to be 1.10 to 1. The Company calculated that the fixed charge coverage ratio as of June 30, 2015 was -1.12 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of June 30, 2015 and the actual tangible net worth on such date was $3,676,600. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

At June 30, 2015, The Company had cash and cash equivalents of $121,500, an accumulated deficit of $17,006,700, and a working capital deficit of $11,820,200 due to losses incurred, reclassification of debts owing to MB Financial as a result of the default under the Credit and Security Agreement described above and reclassification of subordinated notes payable to UBA as a result of a subordination agreement, which subordinated notes are maturing in June 2016. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at June 30, 2015.

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

Management has taken several actions to enable the Company to meet its working capital needs through June 30, 2016, including reducing discretionary expenditures, reducing manpower, securing additional brewing contracts in an effort to utilize a portion of excess production capacity and pursuing export opportunities. The Company has requested UBHL to make a capital infusion. If UBHL is unwilling or unable to infuse additional capital, the Company may seek capital from other sources.

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

On January 22, 2014, Catamaran Services, Inc., (“Catamaran”), a related party (see “Notes Payable to Related Parties”, below), provided a note loan of $500,000 repayable upon receipt of an equity investment by the Company’s majority shareholder. On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note. On February 5, 2015, another note loan of $500,000 was received from Catamaran on terms similar to the previous notes. On June 30, 2015, another note was issued to Catamaran for $500,000 on terms similar to the previous notes (the proceeds of such note were received by the Company on July 6, 2015). On each date on or prior to which Catamaran provided a note loan, the Company received a letter from Lender permitting the Company to obtain loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Credit and Security Agreement were satisfied in full, or (b) such payment was made from an equity investment by the Company’s majority shareholder.

We have several loans, lines of credit, other credit facilities and lease agreements which are currently outstanding (collectively, “Indebtedness”). We currently make timely payments of principal and interest relating to the Indebtedness as they fall due and anticipate that we will continue to make such timely payments in the immediate future. However, if we fail to maintain any of the financial covenants under the various agreements governing Indebtedness (such as the defaults under the Credit and Security Agreement described above), fail to make timely payments of amounts due under the Indebtedness, or commit any other breach resulting in an event of default under the agreements governing Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on our financial condition and results of operations. If our existing debt were accelerated and terminated, we would need to obtain replacement financing, the lack of which would have a material adverse effect on our financial condition and ability to continue operations. In addition, actions taken by secured parties against the Company’s assets which have been pledged as collateral could have a material adverse effect on our financial condition and results of operations.

Management has taken several actions to reduce the Company’s working capital needs through June 30, 2016, including reducing discretionary expenditures, reducing manpower, securing additional brewing contracts in an effort to utilize a portion of excess production capacity, and pursuing export opportunities. The current revenue from operations are insufficient to meet the working capital needs of the Company over the next 12 months. The Company has requested UBHL to make a capital infusion. If UBHL is unwilling or unable to infuse additional capital, the Company will seek capital from other sources, including outside investors. If sufficient capital is not obtained, the Company may sell some of its operating assets.

Cash Flow Results

Net cash provided by operating activities for the six months ended June 30, 2015 was $427,300, compared to net cash used in operations of $371,300 for the six months ended June 30, 2014. During the first six months of 2015, accounts receivable decreased by $957,000 mainly due to increased collections in Foreign Territory. Accounts payable during the first six months of 2015 decreased by $797,500, mainly due to a reduction in the accounts payable in our Foreign Territory. Our inventory decreased by $435,700 during the first six months of 2015 due to lower production in North American Territory. Accrued liabilities increased by $81,700 during the first six months of 2015 due to an increase in the financing of insurance premiums.

Net cash used in investing activities totaled $339,700 for the first six months of 2015, compared to $228,400 during the corresponding period in 2014, due to increased purchases of beer dispensing equipment.

Net cash used in financing activities during the first six months of 2015 totaled $112,100, compared to net cash provided by financing activities during the first six months of 2014 of $349,800, as a result of borrowing against the notes payable to Catamaran in the North American Territory and net decrease in use of the revolving line of credit in the Foreign Territory and repayment of debts to MB Financial and HUK.

Description of Our Indebtedness

MB Financial Facility

On June 23, 2011, MBC and Releta entered into the Credit and Security Agreement with Lender (as described in “Liquidity and Capital Resources”). The Credit and Security Agreement provided a credit facility of up to $10,000,000 with a maturity date of June 23, 2016, consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. At the time that the applicable loan or advance is made, we may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan and the capital expenditure term loan, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. As described below, effective September 1, 2013, Lender is charging a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement. As described below, the Second Amendment (among other things) reduces the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the revolving facility. Under the terms of the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable. The Second Amendment also reduces the maximum amount of the Revolver from $4,119,000 to $2,500,000 and changes the definition of borrowing base (including by lowering certain advance rates). The Credit and Security Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority security interest in all of MBC’s and Releta’s personal property and a first priority mortgage on our Ukiah, California real property, among other MBC and Releta assets.

On March 29, 2013, MBC and Releta entered into the Amendment to the Credit and Security Agreement (as described in “Liquidity and Capital Resources”). The Amendment clarifies the method by which the fixed charge coverage ratio shall be calculated.

As previously disclosed, the Company has been and remains in default of the fixed charge coverage ratio and the minimum tangible net worth requirement among other covenants contained in the Credit and Security Agreement. On September 18, 2013, April 18, 2014 and August 18, 2014, MBC and Releta received the Default Notice, the Second Default Notice and the Third Default Notice, respectively, from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Credit and Security Agreement. Under the Credit and Security Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Credit and Security Agreement may, at the option of Lender, be declared, and immediately shall become, due and payable, without notice of any kind. The Default Notice stated that Lender has elected to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement effective September 1, 2013. The Second Default Notice required MBC and Releta to engage a consultant to perform a viability analysis and prepare a revised projection for 2014. The Third Default Notice notified us that Lender would be reducing the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. For more details on the defaults, please refer to “Liquidity and Capital Resources” above.

On January 21, 2015, MBC, Releta, and Lender entered into a Second Amendment (the “Second Amendment”) to the Credit and Security Agreement.

The Second Amendment reduced the maximum amount of the Revolver from $4,119,000 to $2,500,000. The Second Amendment also changed the definition of borrowing base (including by lowering certain advance rates) such that the calculation of the borrowing base will result in a lower number than it would have if calculated prior to the effectiveness of the Second Amendment. The borrowing base is used in the determination of the amount available to each Borrower pursuant to the Revolver. Pursuant to the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

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

Master Line of Credit and UBA Notes

On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen separate advances to us under the Credit Agreement and one additional advance on March 2, 2005 on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month promissory notes issued by us to UBA (the “UBA Notes”). Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement and an amendment to the March 2, 2005 note (together, the “Extension Agreements”). The Extension Agreements, as amended, confirm UBA’s extension of the terms of the UBA Notes for a period ending on June 30, 2016 with automatic renewals after such maturity date for successive one year terms, provided that either MBC or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term.

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

The aggregate outstanding principal amount of the UBA Notes as of June 30, 2015 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,718,600, for a total amount outstanding of $3,634,000.

As of June 30, 2015, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,440,800 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, voluntary conversion by UBA is unlikely.

Catamaran Notes:

On January 22, 2014, the Company issued a promissory note to Catamaran in the principal amount of $500,000. Catamaran Holdings, Ltd., the sole shareholder of Catamaran (“Holdings”) has directors in common with Inversiones, one of the major shareholders of the Company. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL. The Company has asked Catamaran whether any relationships exist between the shareholders of Holdings and any affiliates of the Company, and has not received a response to such inquiries. On April 24, 2014, the Company issued another note to Catamaran in the principal amount of $500,000 on terms similar to the note issued on January 22, 2014. On February 5, 2015, the Company issued a third note to Catamaran in the principal amount of $500,000, on terms similar to the notes issued earlier. On June 30, 2015, a fourth note was issued by the Company in the principal amount of $500,000 to Catamaran on terms similar to the previous notes and the proceeds against this note was received on July 6, 2015.

Pursuant to the terms of the notes, the Company promises to pay each note with accrued interest to Catamaran within six months following the date of the note, subject to the receipt by the Company of an equity investment by the Company’s majority shareholder (the “Shareholder Investment”) in an amount sufficient either (a) to pay the notes from equity investment by the Company’s majority shareholder, or (b) to pay the notes and certain existing obligations of the Company to Lender.

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

The notes may be prepaid without penalty at the option of the Company; however, no payments on the notes may be made unless such payment is a payment made from that portion of any equity investment by the Company’s majority shareholder that is in excess of $500,000, or certain existing obligations of the Company to Lender have been satisfied in full. The notes may not be amended without the prior written consent of Lender.

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

Weighted Average Interest

The weighted average interest rates paid on our US indebtedness was 6% for the first six months of 2015 and 2014. For loans primarily associated with our Foreign Territory, the weighted average rate paid was 4% and 5% for the first six months of 2015 and 2014 respectively.

Current Ratio

On June 30, 2015, our ratio of current assets to current liabilities was 0.34 to 1.00 and our ratio of total assets to total liabilities was 0.93 to 1.00. On June 30, 2014, our ratio of current assets to current liabilities was 0.53 to 1.0 and our ratio of total assets to total liabilities was 1.0 to 1.0.

Restricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $700,300 as of June 30, 2015. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,572,700.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the quarter ended June 30, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 3, 2015, IAE International Aero Engines AG (“IAE”) served the Company with a complaint (the “Complaint”), filed in Marin County Superior Court, California (the “Court”), which requests, among other things, (i) that the Court recognize and enforce a foreign judgment against an Indian corporate entity (which is an affiliate of the Company), the alleged judgment debtor, and (ii) that such judgment be made enforceable against any assets of the Company (and of the other defendants) that are located in California, on the alleged ground that the Company (along with the other defendants) is an “alter ego” of the alleged judgment debtor. Along with the Complaint, IAE also served the Company with an ex parte application for a right to attach order and a writ of attachment, and, in the alternative, a temporary protective order (collectively, the “ex parte application”) to, among other things, stop the Company from making certain transfers to related parties other than in the ordinary of business.

The ex parte application came up for hearing before the Court on June 5, 2015. At the conclusion of that hearing, the Court: (i) issued a temporary protective order of limited scope, providing that to the extent the Company had possession, custody or control of any stock belonging to the alleged judgment debtor (which the Company does not), it should not transfer said stock out of Marin County, California until 5:00 PM (Pacific Time), June 9, 2015; and (ii) continued the hearing on the ex parte application to 3:00 PM on June 9, 2015. At the conclusion of the continued hearing on June 9, 2015, the Court denied the ex parte application for a writ of attachment and dissolved the limited temporary protective order.

The Company believes that the allegations in the Complaint are without merit and will continue to vigorously defend against the lawsuit.

As discussed in more detail in the Company’s Current Report on Form 8-K filed on June 9, 2015, the Company has discussed with the Lender the allegations set forth in the Complaint and the ex parte application and, as of the date of this Quarterly Report, the Company has not received any notice or other communication from the Lender that the Lender intends to exercise any of the remedies available to it under the Credit and Security Agreement in connection therewith.

The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The discussion provided under the heading “Liquidity and Capital Resources” with respect to our default under our agreement with MB Financial, as successor in interest to Cole Taylor, and the discussion under the subheading “MB Financial Facility,” under the heading “Description of Our Indebtedness,” both set forth in Item 2 of PART I of this Quarterly Report, are hereby incorporated by reference in their entirety.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number		Description

10.1	(A)	Promissory Note of Mendocino Brewing Company, Inc., in favor of Catamaran Services, Inc., dated June 30, 2015.

31.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

32.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

NOTE: Each Exhibit listed above that is annotated with one of the following letters is incorporated by reference from the following sources:

(A)	MBC’s Current Report on Form 8-K filed as of July 7, 2015.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mendocino brewing company, inc.

Dated: August 14, 2015	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2015	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

