Form 10-Q
period 2015-09-30
MENDOCINO BREWING CO INC
filed 2015-11-16
CIK 919134

United states

securities and exchange commission

WASHINGTON, D.C. 20549

Form 10-q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of shares of Mendocino Brewing Company, Inc.’s common stock outstanding as of November 13, 2015 was 12,611,133.

MENDOCINO BREWING COMPANY, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	F-1

	Condensed consolidated balance sheets as of September 30, 2015 (unaudited) and December 31, 2014	F-1

	Condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended September 30, 2015 and 2014 (unaudited)	F-2

	Condensed consolidated statements of cash flows for the six ended September 30, 2015 and 2014 (unaudited)	F-3

	Notes to condensed consolidated financial statements (unaudited)	F-4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	14

ITEM 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	15

ITEM 1A.	Risk Factors	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 3.	Defaults Upon Senior Securities	16

ITEM 4.	Mine Safety Disclosures	16

ITEM 5.	Other Information	16

ITEM 6.	Exhibits	16

SIGNATURES		17

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$92,300	$145,100
Accounts receivable, net	3,614,700	4,384,500
Inventories	1,798,800	2,117,900
Prepaid expenses	623,000	632,900
Total Current Assets	6,128,800	7,280,400

Property and Equipment, net	10,696,400	11,087,800
Deposits and other assets	265,400	310,400

Total Assets	$17,090,600	$18,678,600

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Secured lines of credit	$1,131,600	$2,156,900
Accounts payable	4,410,300	4,860,800
Accrued liabilities	2,013,700	1,768,600
Notes payable to related party	2,095,400	1,038,700
Subordinated convertible notes to related party	3,657,000	-
Current maturities of secured notes payable	3,512,300	3,913,300
Current maturity of long-term debt to related party	503,900	519,300
Current maturity of obligations under capital lease	21,500	5,600
Current maturity of severance payable	114,000	-
Total Current Liabilities	17,459,700	14,263,200

Long-Term Liabilities
Subordinated convertible notes to related party	-	3,588,900
Long term debt to related party, less current maturity	126,000	519,300
Long term lease, less current maturity	78,800	12,100
Severance payable, less current maturity	646,100	760,100
Total Long-Term Liabilities	850,900	4,880,400

Total Liabilities	18,310,600	19,143,600

Commitments and contingencies	-	-
Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	449,300	454,200
Accumulated deficit	(16,997,200)	(16,247,100)
Total Stockholders’ Deficit	(1,220,000)	(465,000)

Total Liabilities and Stockholders’ Deficit	$17,090,600	$18,678,600

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2015	2014	2015	2014
Sales	$8,539,300	$9,339,900	$23,611,400	$26,405,800
Excise taxes	140,100	179,800	379,500	483,000
Net sales	8,399,200	9,160,100	23,231,900	25,922,800
Cost of goods sold	5,620,700	6,240,300	15,868,400	17,883,900
Gross profit	2,778,500	2,919,800	7,363,500	8,038,900
Operating expenses
Marketing	1,511,500	1,479,300	4,371,500	4,614,500
General and administrative	1,111,600	1,202,200	3,327,000	3,467,600
Total operating expenses	2,623,100	2,681,500	7,698,500	8,082,100
Income (loss) from operations	155,400	238,300	(335,000)	(43,200)
Other income (expense)
Other income	7,400	21,400	51,000	32,100
Profit on sale of asset	-	600	-	16,900
Interest expense	(153,200)	(177,500)	(462,300)	(528,600)
Total other expenses	(145,800)	(155,500)	(411,300)	(479,600)
Income (loss) before income taxes	9,600	82,800	(746,300)	(522,800)
Provision for income taxes	-	-	3,800	-
Net income (loss)	$9,600	$82,800	$(750,100)	$(522,800)
Foreign currency translation income (loss)	(2,000)	54,400	(4,900)	14,100
Comprehensive income (loss)	$7,600	$137,200	$(755,000)	$(508,700)
Net income (loss) per common share –
Basic	$0.00	$0.01	$(0.06)	$(0.04)
Diluted	$0.00	$0.01	$(0.06)	$(0.04)
Weighted average common shares outstanding –
Basic	12,611,133	12,611,133	12,611,133	12,611,133
Diluted	15,067,357	15,006,176	12,611,133	12,611,133

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(750,100)	$(522,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	889,200	845,000
Provision for doubtful accounts	13,000	(38,300)
Interest accrued on related party debt	124,800	94,800
Profit on sale of assets	-	(17,000)
Changes in operating assets and liabilities:
Accounts receivable	716,000	(532,400)
Inventories	316,600	310,200
Prepaid expenses	(2,900)	(147,800)
Deposits and other assets	(30,900)	(3,700)
Accounts payable	(389,800)	(225,900)
Accrued liabilities	269,300	613,000
Net cash provided by operating activities	1,155,200	375,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(403,800)	(642,700)
Proceeds from sale of fixed assets	-	17,000
Net cash used in investing activities	(403,800)	(625,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment on lines of credit	(998,400)	(216,200)
Borrowing on note payable	1,000,000	1,000,000
Repayment on long-term debt	(784,100)	(818,300)
Payments on obligations under long term leases	(12,200)	(3,700)
Net cash (used in) financing activities	(794,700)	(38,200)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9,500)	11,200

NET CHANGE IN CASH	(52,800)	(277,600)

CASH, beginning of period	145,100	324,800

CASH, end of period	$92,300	$47,200

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$3,800	$-
Interest	$337,500	$433,800

NON CASH INVESTING AND FINANCING ACTIVITIES
Seller financed asset	$96,000	$-

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

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the US. These condensed financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K, as filed with the SEC, which contains additional financial and operating information and information concerning significant accounting policies followed by the Company. The financial statements and notes are representations of the Company’s management (“Management”) and its board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

Operating results from the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.

Reclassifications

Certain items in the financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2015 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to a borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $33,800 for the nine months ended September 30, 2015 and 2014.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are deposited with commercial banks in the US and the UK that have minimal credit risk. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $800 in cash deposits and $2,444,500 of accounts receivable due from customers located in the UK as of September 30, 2015.

Income Taxes

The Company accounts for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. The Company evaluated its tax positions and determined that there were no uncertain tax benefits as of September 30, 2015 and December 31, 2014.

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

	Three months ended		Nine months ended
	9/30/2015	9/30/2014	9/30/2015	9/30/2014
Net income ( loss)	$9,600	82,800	$(750,100)	(522,800)
Weighted average common shares outstanding	12,611,133	12,611,133	12,611,133	12,611,133
Basic net income (loss) per share	$0.00	0.01	$(0.06)	(0.04)
Interest expense on convertible notes	$22,900	22,900	$-	-
Income (loss) for computing diluted net income per share	$32,500	105,700	$(750,100)	(522,800)
Incremental shares from assumed exercise of dilutive securities	2,456,224	2,395,043	-	-
Dilutive potential common shares	15,067,357	15,006,176	12,611,133	12,611,133
Diluted net income (loss) per share	$0.00	0.01	$(0.06)	(0.04)

Foreign Currency Translation

The Company has subsidiaries located in the UK, where the local currency, the UK Pound Sterling, is the functional currency. Financial statements of these subsidiaries are translated into US dollars using period-end exchange rates for assets and liabilities and average exchange rates during the period for revenues and expenses. Cumulative translation adjustments associated with net assets or liabilities are reported in non-owner changes in equity. Any exchange rate gains or losses related to foreign currency transactions are recognized in the income statement as incurred, in the same financial statement caption as the underlying transaction, and are not material for any year shown. Cash flows are translated at the average exchange rates for the nine months then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

2. Liquidity and Management Plans

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (as amended, the “Credit and Security Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). Cole Taylor merged into MB Financial Bank, an Illinois banking corporation (“MB Financial”) on August 18, 2014. As used in this Quarterly Report, “Lender” shall refer to Cole Taylor prior to August 18, 2014 and to MB Financial, as successor in interest to Cole Taylor, on or after August 18, 2014. The Credit and Security Agreement provided a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility (the “Revolver”), a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. Convertible promissory notes issued to United Breweries of America, Inc. (“UBA”), one of the Company’s principal shareholders, are subordinated to the Lender’s credit facility.

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

Pursuant to a letter from UBHL dated November 11, 2013, UBHL indicated a willingness to invest up to $2,000,000 in the Company. On January 22, 2014, Catamaran Services, Inc., (“Catamaran”), a related party (see “Notes Payable to Related Party”, below), provided a note loan of $500,000 repayable upon receipt of an equity investment by the Company’s majority shareholder. On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note. On February 5, 2015, another note loan of $500,000 was received from Catamaran on terms similar to the previous notes. On July 6, 2015, the proceeds of another note loan of $500,000 was received from Catamaran on terms similar to the previous notes. On each date on or prior to which Catamaran provided a note loan, the Company received a letter from Lender permitting the Company to obtain loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Agreement were satisfied in full, or (b) such payment was made from an equity investment by the Company’s majority shareholder.

In response to the losses incurred in connection with the Company’s operations, UBHL, the Company’s indirect majority shareholder, issued a letter of comfort on March 5, 2015 (the “Letter of Comfort”), to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that the Company is able to meet its financial obligations as and when they fall due. The Letter of Comfort does not specify either the terms of UBHL’s support, or a maximum dollar limit and is not a legally binding agreement. However, to date UBHL through its affiliated company, Catamaran, has provided funds for working capital needs. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements, other applicable laws, and regulations relating to the transfer of funds from India. The Letter of Comfort does not specify any time limit for extending support. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort and UBHL is either unable or unwilling to provide such financial assistance to MBC, it may result in a material adverse effect on the Company’s financial position and on its ability to continue operations. UBHL controls the Company’s two largest shareholders, United Breweries of America, Inc. (“UBA”) and Inversiones, and as such, is the Company’s indirect majority shareholder. The Company’s Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

As of September 30, 2015, the fixed charge coverage ratio was required to be 1.15 to 1. The Company calculated that the fixed charge coverage ratio as of September 30, 2015 was -1.2 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of September 30, 2015 and the actual tangible net worth on such date was $4,079,800. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

At September 30, 2015, the Company had cash and cash equivalents of $92,300, an accumulated deficit of $16,997,200, and a working capital deficit of $11,330,900 due to losses incurred, reclassification of debts owing to MB Financial as a result of the default under the Credit and Security Agreement described above and reclassification of subordinated notes payable to UBA maturing in June 2016. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at September 30, 2015.

Management has taken several actions to reduce the Company’s working capital needs through September 30, 2016, including reducing discretionary expenditures, reducing manpower, securing additional brewing contracts in an effort to utilize a portion of excess production capacity, and pursuing export opportunities. The current revenue from operations are insufficient to meet the working capital needs of the Company over the next 12 months. The Company has requested UBHL to make a capital infusion. If UBHL is unwilling or unable to infuse additional capital, the Company will seek capital from other sources, including outside investors. If sufficient capital for working capital needs is not obtained, the Company may sell some of its operating assets.

If the Company is unable to find any source of funds, it may result in a material adverse effect on the Company’s ability to continue operations. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort and UBHL does not provide such financial assistance to MBC, it may result in a material adverse effect on the Company’s financial position and on its ability to continue operations. In addition, the Company’s lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include the Company’s real property and fixed and current assets. The loss of any material pledged asset would have a material adverse effect on the Company’s financial position and results of operations.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	September 30, 2015	December 31, 2014
Raw Materials	$579,900	$740,300
Beer-in-process	384,500	259,400
Finished Goods	773,300	1,034,200
Merchandise	61,100	84,000
TOTAL	$1,798,800	$2,117,900

4. Secured Lines of Credit

In June 2011, Cole Taylor provided a line of credit, from which may be drawn up to 85% of eligible receivables and 60% of eligible inventory for the period expiring in June 2016. The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility currently carries interest (including default interest) at a rate of prime plus 3% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of September 30, 2015 was approximately $317,700. Included in the Company’s balance sheet as of September 30, 2015 are account balances totaling $1,170,200 of accounts receivable and $1,700,300 of inventory collateralized to MB Financial, as successor in interest to Cole Taylor, under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an invoice discounting facility to KBEL based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of September 30, 2015 was approximately $813,900. Included in the Company’s balance sheet at September 30, 2015 are account balances totaling $2,444,500 of accounts receivable collateralized to RBS under this facility.

5. Notes Payable to Related Party

Notes payable to related party consist of notes payable to Catamaran dated January 22, 2014, April 24, 2014 February 5, 2015 and June 30, 2015, for a total value of $2,095,400 including interest of $95,400. The Catamaran Holding, Ltd. (“Holding”), the sole shareholder of Catamaran, has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL. The Company has asked Catamaran whether any relationships exist between the shareholders of Holdings and any affiliates of the Company, and has not received a response to such inquiries.

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

6. Subordinated Convertible Notes Payable to Related Party

Subordinated convertible notes to a related party included notes payable to UBA (the “UBA Notes”) for a total value of $3,657,000 as of September 30, 2015, including interest at the prime rate plus 1.5% per year, but not to exceed 10%. Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. The UBA Notes have been extended until June 2016 and have automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term. Under the terms of the UBA Notes, UBA may demand payment within 60 days following the end of the extension period. UBA has agreed to subordinate the UBA Notes to the Company’s long-term debt agreements with MB Financial, as successor-in-interest to Cole Taylor, which mature in June 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA Notes until the Lender’s facility is repaid. The UBA Notes include $1,741,600 and $1,673,500 of accrued interest at September 30, 2015 and December 31, 2014, respectively.

7. Secured Notes Payable

Maturities of secured notes payable for succeeding years are as follows:

	September 30, 2015	December 31, 2014
Loan from Cole Taylor, payable in monthly installments of $12,300, plus interest (including default interest) at prime plus 4% with a balloon payment of approximately $2,202,500 in June 2016; secured by substantially all assets of Releta and MBC.	$2,313,100	$2,423,600

Loans from Cole Taylor, payable in monthly installments of $32,300 plus interest (including default interest) at prime plus 3.5% with a balloon payment of approximately $908,700 in June 2016; secured by substantially all assets of Releta and MBC.	1,199,200	1,489,700
	3,512,300	3,913,300

Less current maturities	3,512,300	3,913,300
	$-	$-

8. Long-Term Debt – Related Party

	September 30, 2015	December 31, 2014
Loan from Heineken UK Limited, payable in quarterly installments of $126,000, plus interest at UK prime plus 5% maturing on October 9, 2016, secured by licensing rights pursuant to a Sub-License Agreement.	$629,900	$1,038,600

Less current maturities	503,900	519,300
Non-current loan payable	$126,000	$519,300

Maturities of debt for succeeding years are as follows:

Three months ending December 31, 2015	$126,000
Year ending December 31, 2016	$503,900

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

9. Capital Lease Obligations

The Company leases certain assets under an agreement that is classified as a capital lease. The future minimum lease payments required under the capital lease and the present values of net minimum lease payments as of September 30, 2015 are as follows:

Three months Ending December 31, 2015	$6,600
Year Ending December 31, 2016	26,200
Year Ending December 31, 2017	26,200
Year Ending December 31, 2018	19,800
Year Ending December 31, 2019	19,800
Year Ending December 31, 2020	20,100
118,700

Less amounts representing interest	(18,400)
Present value of minimum lease payments	100,300
Less current maturities	(21,500)
Non-current leases payable	$78,800

10. Severance Payable

The Company is a party to a Separation and Severance Agreement (the “Separation Agreement”) with Mr. Yashpal Singh, its President and Chief Executive Officer. Pursuant to the terms of the Separation Agreement, upon Mr. Singh’s (i) termination of employment for Good Reason (as defined in the Separation Agreement), (ii) termination of employment at the end of the employment term, (iii) death, (iv) disability or (v) termination by the Company without Cause (as defined in the Separation Agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by the number of years (on a pro-rated basis) he had been employed by the Company at the Termination Date (as defined in the Separation Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Singh’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). Payments due to Mr. Singh under the Separation Agreement shall be paid in equal monthly installments by the Company over a 20 month period. Mr. Singh’s current employment contract ends on June 30, 2016.The receipt of payments is contingent on Mr. Singh executing a release of claims for the benefit of the Company. As of September 30, 2015, the Company estimated this obligation to be $760,100.

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

The following table reflects the value of such transactions during the nine months ended September 30, 2015 and 2014 and the balances outstanding as of September 30, 2015 and December 31, 2014.

	September 30, 2015	September 30, 2014
TRANSACTIONS
Purchases from HUK	$8,239,200	$9,886,800
Expense reimbursement including interest to HUK	$715,200	$853,600
Interest expense related to UBA convertible notes	$68,100	$68,100
Interest expenses related to Catamaran notes	$56,700	$26,700
Borrowing from Catamaran	$1,000,000	$1,000,000

	September 30, 2015	December 31, 2014
ACCOUNT BALANCES
Accounts payable and accrued liability to HUK	$1,581,500	$1,802,300
Notes payable to Catamaran	$2,095,400	$1,038,700
Notes payable to UBA	$3,657,000	$3,588,900

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

A summary of each segment is as follows:

Nine months ended September 30, 2015
	North American Territory	Foreign Territory	Total
Net Sales	$8,787,700	$14,444,200	$23,231,900
Operating Income (Loss)	$(629,000)	$294,000	$(335,000)
Identifiable Assets	$12,969,300	$4,121,300	$17,090,600
Depreciation & Amortization	$505,200	$384,000	$889,200
Capital Expenditures	$70,400	$429,400	$499,800

Nine months ended September 30, 2014
	North American Territory	Foreign Territory	Total

Net Sales	$9,564,000	$16,358,800	$25,922,800
Operating Income (loss)	$(781,500)	$738,300	$(43,200)
Identifiable Assets	$14,409,100	$4,683,800	$19,092,900
Depreciation & Amortization	$509,500	$335,500	$845,000
Capital Expenditures	$105,300	$537,400	$642,700

14. Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $508,100 as of September 30, 2015. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,511,600. Condensed financial information of MBC, together with its other subsidiary, Releta, is as follows:

Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash and cash equivalents	$91,500	$61,500
Accounts receivable, net	1,170,200	1,365,000
Inventories	1,700,300	2,047,700
Other current assets	238,400	173,600
Total current assets	3,200,400	3,647,800

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	9,503,500	9,904,500
Intercompany receivable	338,600	421,900
Other assets	265,400	310,400
Total assets	$14,532,900	$15,509,600

Liabilities
Line of credit	$317,700	$1,192,900
Accounts payable	2,650,300	2,620,000
Accrued liabilities	1,131,700	1,031,300
Note payable related party	2,095,400	1,038,700
Subordinated convertible notes payable	3,657,000	-
Current maturities of debt, leases and severance	3,631,900	3,918,900
Total current liabilities	13,484,000	9,801,800

Long-term capital leases	8,000	12,100
Subordinated convertible notes payable	-	3,588,900
Severance payable	646,100	760,100
Total liabilities	14,138,100	14,162,900

Stockholders’ equity
Common stock	15,100,300	15,100,300
Preferred stock	227,600	227,600
Accumulated deficit	(14,933,100)	(13,981,200)
Total stockholders’ equity	394,800	1,346,700
Total liabilities and stockholders’ equity	$14,532,900	$15,509,600

Statements of Operations	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$3,247,500	$3,584,500	$8,787,700	$9,564,000
Cost of goods sold	(2,547,100)	(2,879,200)	(7,141,000)	(7,937,500)
Sales, marketing, and retail expenses	(317,800)	(365,500)	(993,500)	(1,071,900)
General and administrative expenses	(426,600)	(412,900)	(1,287,300)	(1,341,100)
Loss from operations	(44,000)	(73,100)	(634,100)	(786,500)

Other income	7,400	22,100	51,000	32,800
Interest expense	(117,500)	(131,600)	(365,000)	(388,200)
Provision for taxes	-	—	(3,800)	—
Net loss	$(154,100)	$(182,600)	$(951,900)	$(1,141,900)

Statements of Cash Flows	Nine months ended September 30 ,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities	$297,400	$(518,900)
Purchase of property and equipment	(70,400)	(105,300)
Proceeds from sale of asset	-	700
Net repayment on line of credit	(875,200)	(205,900)
Borrowing on note payable	1,000,000	1,000,000
Repayment on long term debt	(401,000)	(401,000)
Payment on obligation under capital lease	(4,100)	(3,700)
Net change in payable to UBIUK	83,300	165,600
Increase (decrease) in cash	30,000	(68,500)
Cash, beginning of period	61,500	113,700
Cash, end of period	$91,500	$45,200

15. Income Taxes

In the Nine months ended September 30, 2015 and 2014, the Company recorded tax expenses related to state franchise taxes only, and did not record income tax expenses due to the availability of deferred tax assets to offset any taxable income in the US (at the federal and state level to the extent applicable) and the UK. The Company has established a full valuation allowance against the Company’s deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized has not yet been met. During the nine months ended September 30, 2015 and 2014, the Company’s effective tax rates were de minimis.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and nine months ended September 30, 2015, compared to the three and nine months ended September 30, 2014. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Segment Information

Prior to August 2001, the Company’s business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With the Company’s acquisition of United Breweries International (UK), Ltd. (“UBIUK”) in August 2001, the Company gained a new business segment ― distribution of beer outside the US, primarily in the United Kingdom (the “UK”) and continental Europe (collectively, the “Foreign Territory”). This segment accounted for 61% and 62% of the Company’s gross sales during the first nine months of 2015 and 2014 respectively, with the US and Canada (the “North American Territory”) accounting for the remaining 39% and 38% during the first nine months of 2015 and 2014 respectively.

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

Summary of Financial Results

The Company ended the first nine months of 2015 with a net loss of $750,100, as compared to a net loss of $522,800 for the same period in 2014. As set forth more fully under the section captioned “Results of Operations” below, during the first nine months of 2015, the Company experienced a decrease in net sales of $2,690,900 compared to the same period in 2014. Compared to the first nine months of 2014, costs of goods sold decreased by $2,015,500, operating expenses decreased by $383,600, and net other expenses decreased by $68,300 in the first nine months of 2015, all of which contributed to the Company’s results for the period.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared To Three Months Ended September 30, 2014

Net Sales

Our overall net sales for the third quarter of 2015 were $8,399,200, a decrease of $760,900, or 8.3%, compared to $9,160,100 for the third quarter of 2014. The decrease was due to decreases in sales of our brands and contract brands in the North American Territory.

North American Territory: Our net sales for the third quarter of 2015 were $3,247,500 compared to $3,584,500 for the same period in 2014, a decrease of $337,000, or 9.4%, mainly due to decreased sales volume. The sales volume decreased to 16,500 barrels in the third quarter of 2015 from 17,900 barrels in the third quarter of 2014; a net decrease of 1,400 barrels, or 7.8% mainly due to reduction in sales of MBC’s brands due to competitive pressure. We continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah, California and Saratoga Springs, New York brewing facilities.

Foreign Territory: Net sales for the third quarter of 2015 were $5,151,700 compared to $5,575,600 during the corresponding period of 2014, a decrease of $423,900, or 7.6% when measured in US Dollars. The decrease in sales was due to exchange rate fluctuations. When measured in UK Pounds Sterling, the functional currency of Foreign Territory, net sales remained the same during the third quarter of the years 2015 and 2014.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the third quarter of 2015 was 66.9%, as compared to 68.1% during the corresponding period of 2014.

North American Territory: Cost of goods sold as a percentage of net sales in the US during the third quarter of 2015 was 78.4%, compared to 80.3% during the corresponding period of 2014 mainly due to sales price increase. Utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. Our production capacity is currently under-utilized, and the lower sales volume in 2015 caused further decreases in productivity.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the third quarter of 2015 was 60.5%, as compared to 60.3% during the corresponding period in 2014.

Gross Profit

Due to the reduction in sales revenue, gross profit for the third quarter of 2015 was $2,778,500 compared to $2,919,800 during the corresponding period of 2014, a decrease of $141,300 or 4.8%. As a percentage of net sales, gross profit during the third quarter of 2015 increased to 33.1% from 31.9% for the third quarter of 2014.

Operating Expenses

Operating expenses for the third quarter of 2015 were $2,623,100, a decrease of $58,400, or 2.2%, as compared to $2,681,500 for the corresponding period of 2014. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the third quarter of 2015 were $1,511,500, as compared to $1,479,300 for the third quarter of 2014, representing an increase of $32,200 or 2.2%.

North American Territory: Marketing and distribution expenses for the third quarter of 2015 were $317,800 compared to $365,500 during the corresponding period of 2014, representing a decrease of $47,700 or 13.1%. As a percentage of net sales in the US, such expenses decreased to 9.8% during the third quarter of 2015, compared to 10.2% during the corresponding period of 2014. The decrease was due to a reduction in manpower and associated travel costs.

Foreign Territory: Marketing and distribution expenses for the third quarter of 2015 were $1,193,700 compared to $1,113,800 during the corresponding period of 2014, representing an increase of $79,900, or 7.2%. This increase is mainly due to an increase in marketing and promotional expenses. As a percentage of net sales in the UK, marketing and distribution expenses increased to 23.1% during the third quarter of 2015 compared to 20% during the corresponding period of 2014.

General And Administrative Expenses: Our general and administrative expenses were $1,111,600 for the third quarter of 2015, representing a decrease of $90,600 or 7.5%, from $1,202,200 for the corresponding period in 2014.

North American Territory: Domestic general and administrative expenses were $426,600 for the third quarter of 2015, representing an increase of $13,700, or 3.3%, compared to $412,900 for the third quarter of 2014.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $685,000 for the third quarter of the year 2015, representing a decrease of $104,300 or 13.2%, when compared to $789,300 for the third quarter of 2014. The decrease was mainly due to reduction in recruitment and consulting costs.

Other Expenses

Net other expenses for the third quarter of 2015 totaled $145,800, representing a decrease of $9,700, or 6.2%, when compared to $155,500 for the third quarter of 2014. The decrease was due to decreased interest expenses.

Income Taxes

We made no income tax provision for the third quarter of 2015 and 2014.

Net Income / Loss

Our net income for the third quarter of 2015 was $9,600, compared to net income of $82,800 for the third quarter of 2014. After providing for a negative foreign currency translation adjustment of $2,000 during the third quarter of 2015 (as compared to a positive foreign currency adjustment of $54,400 for the same period in 2014), our comprehensive income for the third quarter of 2015 was $7,600, compared to comprehensive income of $137,200 for the same period in 2014. As stated above, the primary reason for the income was the reduction in sales revenue during the period.

Nine Months Ended September 30, 2015 Compared To Nine Months Ended September 30, 2014

Net Sales

Our overall net sales for the first nine months of 2015 were $23,231,900, a decrease of $2,690,900, or 10.4%, compared to net sales of $25,922,800 for the same period in 2014.

North American Territory: North American net sales for the first nine months of 2015 were $8,787,700 compared to $9,564,000 for the same period in 2014, a decrease of $776,300 or 8.1%. Our domestic sales volumes decreased to 43,600 barrels during the first nine months of 2015 from 47,300 barrels in the first nine months of 2014, representing a decrease of 3,700 barrels or 7.8%. Sales of MBC’s brands decreased by 6,200 barrels, sales of Kingfisher brands increased by 600 barrels and sales of contract brands increased by 1,900 barrels during the first nine months of 2015 compared to the same period in 2014. We have redesigned our product packaging to enhance its appeal and are introducing new products. We continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah, California and Saratoga Springs, New York brewing facilities, and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the North American Territory.

Foreign Territory: Net sales for the first nine months of 2015 were $14,444,200 compared to $16,358,800 during the corresponding period of 2014, a decrease of $1,914,600 or 11.7%. The decrease is due to exchange rate fluctuation, lower sales volume and price reduction.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first nine months of 2015 was 68.3%, as compared to 69% during the corresponding period of 2014.

North American Territory: Cost of goods sold as a percentage of net sales in the US during the first nine months of 2015 was 81.3%, as compared to 83%, during the corresponding period of 2014 mainly due to sales price increase. Generally, when facilities are operating at a higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. Our production capacity is currently under-utilized.

Foreign Territory: Cost of goods sold as a percentage of net sales in the UK during the first nine months of 2015 was 60.5%, as compared to 60.8% during the corresponding period in 2014.

Gross Profit

As a result of decrease in sales revenue, gross profit for the first nine months of 2015 decreased to $7,363,500, from $8,038,900 during the corresponding period of 2014, a decrease of $675,400 or 8.4%. As a percentage of net sales, the gross profit during the first nine months of 2015 increased to 31.7% from 31% during the corresponding period in 2014.

Operating Expenses

Operating expenses for the first nine months of 2014 were $7,698,500, a decrease of $383,600, or 4.7%, as compared to $8,082,100 for the corresponding period of the year 2014. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses: Our marketing and distribution expenses for the first nine months of 2015 were $4,371,500, as compared to $4,614,500 for the same period in 2014, representing a decrease of $243,000 or 5.3%.

North American Territory: Marketing and distribution expenses for the first nine months of 2015 were $993,500 compared to $1,071,900 during the corresponding period of 2014, representing a decrease of $78,400 or 7.3%. The decrease was mainly due to a reduction in manpower and employee travel cost. These expenses equaled 11.3% of net sales in the US during the first nine months of the year 2015, compared to 11.2% during the corresponding period of 2014.

Foreign Territory: Marketing and distribution expenses for the first nine months of 2015 were $3,378,000 compared to $3,542,600 during the corresponding period of 2014, representing a decrease of $164,600 or 4.6% mainly due to exchange rate fluctuation. As a percentage of net sales in the UK, marketing and distribution expenses increased to 23.4% for the first nine months of 2015 as compared to 21.7% for the first nine months of 2014.

General and Administrative Expenses: Our general and administrative expenses were $3,327,000 for the first nine months of the year 2015, representing a decrease of $140,600 or 4.1%, from $3,467,600 for the corresponding period in 2014.

North American Territory: Domestic general and administrative expenses were $1,287,300 for the first nine months of 2015, representing a decrease of $53,800, or 4%, from $1,341,100 for the same period in 2014 due to a reduction in manpower.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $2,039,700 for the first nine months of 2015, representing a decrease of $86,800 or 4.1%, as compared to $2,126,500 for the same period in 2014 due to exchange rate fluctuations.

Other Expenses

Net other expenses for the first nine months of 2015 totaled $411,300 representing a decrease of $68,300 or 14.2% when compared to $479,600 for the same period in 2014. The decrease was mainly due to decreased interest expenses as a result of reduction in borrowings.

Income Taxes

We had a provision of $3,800 for income taxes for the first nine months of 2015 but did not provide for taxes during the corresponding period in 2014.

Net Loss

Our net loss for the first nine months of 2015 was $750,100, as compared to net loss of $522,800 for the first nine months of 2014. After providing for a negative foreign currency translation adjustment of $4,900 during the first nine months of 2015 (as compared to a positive foreign currency translation adjustment of $14,100 for the same period in 2014), comprehensive loss for the first nine months of 2015 was $755,000, compared to comprehensive loss of $508,700 for the same period in 2014. As stated above, the primary reason for the loss in 2015 was the drop in sales revenues during the period.

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

As of September 30, 2015, the fixed charge coverage ratio was required to be 1.15 to 1. The Company calculated that the fixed charge coverage ratio as of September 30, 2015 was -1.2 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of September 30, 2015 and the actual tangible net worth on such date was $4,079,800. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

At September 30, 2015, the Company had cash and cash equivalents of $92,300, an accumulated deficit of $16,997,200, and a working capital deficit of $11,330,900 due to losses incurred, reclassification of debts owing to MB Financial as a result of the default under the Credit and Security Agreement described above and reclassification of subordinated notes payable to UBA maturing in June 2016. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at September 30, 2015.

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

If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort and UBHL does not provide such financial assistance to MBC, it may result in a material adverse effect on the Company’s financial position and on its ability to continue operations. In addition, the Company’s lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include the Company’s real property and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on the Company’s financial position and results of operations.

On January 22, 2014, Catamaran Services, Inc., (“Catamaran”), a related party (see “Notes Payable to Related Parties”, below), provided a note loan of $500,000 repayable upon receipt of an equity investment by the Company’s majority shareholder. On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note. On February 5, 2015, another note loan of $500,000 was received from Catamaran on terms similar to the previous notes. On July 6, 2015, the proceeds of another note loan of $500,000 was received from Catamaran on terms similar to the previous notes. On each date on or prior to which Catamaran provided a note loan, the Company received a letter from Lender permitting the Company to obtain loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Credit and Security Agreement were satisfied in full, or (b) such payment was made from an equity investment by the Company’s majority shareholder.

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

Management has taken several actions to reduce the Company’s working capital needs through September 30, 2016, including reducing discretionary expenditures, reducing manpower, securing additional brewing contracts in an effort to utilize a portion of excess production capacity, and pursuing export opportunities. The current revenue from operations are insufficient to meet the working capital needs of the Company over the next 12 months. The Company has requested UBHL to make a capital infusion. If UBHL is unwilling or unable to infuse additional capital, the Company will seek capital from other sources, including outside investors. If sufficient capital for working capital needs is not obtained, the Company may sell some of its operating assets.

Cash Flow Results

Net cash provided by operating activities for the nine months ended September 30, 2015 was $1,155,200, compared to net cash provided by operations of $375,100 for the nine months ended September 30, 2014. During the first nine months ended September 30, 2015, accounts receivable decreased by $716,000 mainly due to increased collections in Foreign Territory. Accounts payable during the first nine months ended September 30, 2015 decreased by $389,800, mainly due to a reduction in the accounts payable in our Foreign Territory. Our inventory decreased by $316,600 during the first nine months of 2015 due to lower production in North American Territory. Accrued liabilities increased by $269,300 during the first nine months of 2015 due to an increase in the financing of insurance premiums.

Net cash used in investing activities totaled $403,800 for the first nine months of 2015, compared to $625,700 during the corresponding period in 2014, due to decreased purchases of beer dispensing equipment.

Net cash used in financing activities during the first nine months of 2015 totaled $794,700, compared to net cash used in financing activities during the first nine months of 2014 of $38,200, as a result of borrowing against notes payable to Catamaran in the North American Territory and net decrease in use of the revolving lines of credit and repayment of debts to MB Financial and HUK.

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

The aggregate outstanding principal amount of the UBA Notes as of September 30, 2015 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,741,600, for a total amount outstanding of $3,657,000.

As of September 30, 2015, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,456,224 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, voluntary conversion by UBA is unlikely.

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

Weighted Average Interest

The weighted average interest rates paid on our US indebtedness was 6% for the first nine months of 2015 and 2014. For loans primarily associated with our Foreign Territory, the weighted average rate paid was 4% and 5% for the first nine months of 2015 and 2014 respectively.

Current Ratio

On September 30, 2015, our ratio of current assets to current liabilities was 0.35 to 1.00 and our ratio of total assets to total liabilities was 0.93 to 1.00. On September 30, 2014, our ratio of current assets to current liabilities was 0.53 to 1.0 and our ratio of total assets to total liabilities was 1.0 to 1.0.

Restricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $508,100 as of September 30, 2015. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,511,600.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the quarter ended September 30, 2015. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

mendocino brewing company, inc.

Dated: November 16, 2015	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 16, 2015	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

