Form 10-K
period 2015-12-31
MENDOCINO BREWING CO INC
filed 2016-04-14
CIK 919134

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 1-13636

MENDOCINO BREWING COMPANY, INC.

(Exact name of Registrant as Specified in our Charter)

CALIFORNIA	68-0318293
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1601 AIRPORT ROAD, UKIAH, CA95482

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average of the closing bid and asked prices for such stock as reported by the OTC Markets Bulletin Board on June 30, 2015 was approximately $555,700.

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2016 was 12,611,133.

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

We operate in two geographic markets, (i) the United States and Canada (referred to in this Annual Report as the “North American Territory”) and (ii) Europe (including Austria, Belgium, Denmark, Ireland, Italy, the Netherlands, France, Finland, Germany, Greece, Iceland, Liechtenstein, Luxembourg, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom) (referred to in this Annual Report as the “Foreign Territory”). Our Foreign Territory operations are primarily in the United Kingdom, which is also referred to in this Annual Report as the “UK”.

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

All of our beers sold in the Foreign Territory (except for beers sold in Germany) are brewed for us under a subcontract with Heineken UK Limited (“HUK”). This subcontract expires in October 2018. KBEL is the distributor of Kingfisher Premium Lager to specialty restaurant trade distributors, liquor and convenience stores in the United Kingdom, Ireland, and continental Europe, but does not physically distribute our products to customers. KBEL contracts with HUK for distribution of the product in the Foreign Territory in exchange for a fee paid to HUK, except in Germany, where beers are manufactured and distributed pursuant to a separate contract with a different entity. In addition, KBEL sublicenses to HUK the exclusive right to sell Kingfisher Premium Lager, for a royalty fee, to certain large retail customers, including, but not limited to, Sainsbury’s, Asda, and Tesco.

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

We also acquired the United States brewing and distribution rights for Kingfisher Premium Lager as a result of the UBIUK Acquisition. We brew Kingfisher Premium Lager in our Saratoga Springs, New York and Ukiah, California facilities. We subcontract to HUK the right to brew Kingfisher Premium Lager for distribution in the Foreign Territory which subcontract expires in October 2018.

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

INDUSTRY OVERVIEW

NORTH AMERICAN MARKET

We are a brewer in the craft brewing segment of the United States beer industry. The United States domestic beer market consists of a number of market categories, including low-priced, premium, super premium, lite, import, and specialty/craft beers. In the North American Territory, we compete in the specialty/craft category which the Brewers Association estimates sold approximately 25.8 million barrels in the year 2014. Craft beers are typically all malt, characterized by their full flavor, and are usually produced using methods similar to those of traditional European brews. The domestic beer market is dominated by large domestic and international brewers. Since our formation in the 1980s, the rate at which the craft beer segment has grown has fluctuated over the years. The craft brewing segment is currently growing. The number of craft brewers has increased significantly in the last two years and the large domestic brewers produce their own fuller-flavored products to compete against craft beers.

EUROPEAN MARKET

The vast majority of our sales in the Foreign Territory are made in the United Kingdom. Sales in the Foreign Territory primarily consist of sales of Kingfisher Premium Lager. UBIUK has production and distribution rights for Kingfisher Premium Lager in the United Kingdom and the other European Union countries pursuant to an agreement with UB Limited and sublicense such rights to KBEL.

Within the Foreign Territory, our products are primarily distributed through Indian restaurants using restaurant trade distributors. In addition, our products are distributed through other retail outlets such as supermarkets, liquor stores, and licensed shops and convenience stores. For more information on our distribution methods and our relationship with HUK, please refer to the discussion under the “Overview” heading above.

OUR BUSINESS

We are a pioneering brewer in the specialty craft brewing segment in the United States. We produce high quality ales and lagers in our own breweries in the United States. We have production and distribution rights to Kingfisher Premium Lager in the European Union, Canada and the United States. Generally, sales are made through distributors.

PRODUCTS

We produce a variety of flavorful craft beers by using high quality ingredients in our brewing process. For distribution in the North American Territory, we brew ten ales, one wheat beer, two lagers, two pilsners and four stouts, all on a year-round basis, and three seasonal brews. All of these products are brewed at our production facilities in Ukiah, California, and Saratoga Springs, New York. The locations of the breweries are well positioned to serve the large markets on the East and West coasts.

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

Our products are delivered to retail outlets by independent distributors whose principal business is the distribution of beer, and in some cases other alcoholic beverages, and who typically also distribute one or more national beer brands. Together with our distributors, we market our products to retail outlets and rely on our distributors to provide regular deliveries, to maintain retail shelf space, and to oversee timely rotation of inventory. We also offer a variety of ales and lagers directly to consumers at a tasting room attached to the Saratoga Springs brewery in New York and at our ale house in Ukiah, California.

In the Foreign Territory, our products are distributed primarily through Indian restaurants by restaurant trade distributors and also through supermarkets, liquor stores, and licensed shops and convenience stores. The majority of our restaurant sales are through our on-tap draft installations. KBEL exports Kingfisher Premium Lager, for the most part pursuant to our distribution agreement with HUK, to European markets inside and outside of the United Kingdom, and our sales growth in those markets typically correlates with the establishment and proliferation of Indian restaurants in such locations.

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

In recent years, the larger domestic and international brewers have introduced fuller-flavored beers meant to compete with craft beer offerings. The participation by larger domestic and international brewers increases competition and price sensitivity within the craft beer segment. Craft brewers compete primarily on product quality, taste profile, and consistency.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

Production of our beverages requires various processed agricultural products, including malt and hops. We fulfill our commodities requirements through purchases from various sources, some through contractual arrangements and others on the open market. In the Foreign Territory, purchases of commodities are currently made by HUK, which has been brewing our products on a contract basis beginning October 2013. If we are unable to enter into new contracts to purchase materials on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected. We believe that the commodity markets will experience price, availability and demand fluctuations. The price and availability of raw materials will be determined by, among other factors, the level of crop production, weather conditions, demand, and government regulations and legislation affecting agriculture.

Our major suppliers in North America are Great Western Malting Co., Yakima, WA, and Canada Malting Company, Montreal, Canada (malt); Hop Union LLC, Yakima, WA and S.S. Steiner Inc., New York, NY (hops); Gamer Packaging Inc., Minneapolis, MN (bottles and crowns); Alliance Packaging, Seattle, WA, and Buckeye Corrugated, Syracuse, NY (cartons); Graphic Packaging International, Vancouver, WA and Keystone Paper and Box Company, Inc., South Windsor, CT (carriers); and DWS Printing Associates, Bay Shore, NY (labels).

Our major supplier for the Foreign Territory is HUK, which supplies on a contract basis all of our products that are sold in the Foreign Territory. We do not directly purchase any agricultural commodities or other products for use in the Foreign Territory.

DEPENDENCE ON MAJOR CUSTOMERS

Sales to our top five customers in 2015 totaled $4,854,000 (approximately 15% of our sales), as compared to sales to our top five customers in 2014 which totaled $5,466,700 (approximately 16% of our sales).

No individual customer accounted for more than 5% of our total sales during fiscal year 2015 or 2014.

Seasonality

Our product sales are seasonal, with the first and fourth quarters historically being the slowest and the rest of the year typically having stronger sales. Sales volume may be affected by weather. Accordingly, our results for any individual quarter may not be indicative of the results that may be achieved for the full fiscal year.

Sales and Marketing

We market our products through various promotional programs with our distributors and wholesalers. Our sales and marketing staff offer support to the wholesalers and retailers by educating them about our products. Our products are promoted at local art, music and food festivals, and restaurants and pubs. We operate a tasting room at our Saratoga Springs brewery and our ale house in Ukiah, California. We utilize signs, tap handles, coasters, logo glassware and posters to promote our products in bars, pubs and restaurants.

We participate in various consumer promotion programs, primarily price discounts. We occasionally advertise our products in print media.

TRADEMARKS

We have United States federal trademark registrations on the principal register of the United States Patent and Trademark Office for the following marks: MENDOCINO BREWING COMPANY word mark (Reg. No. 2,441,141), RED TAIL ALE word mark (Reg. No. 2,032,382), RED TAIL design mark (Reg. No. 2,011,817), BLUE HERON PALE ALE design mark (Reg. No. 2,011,816), EYE OF THE HAWK SELECT ALE word mark (Reg. No. 1,673,594), YULETIDE PORTER word mark (Reg. No. 1,666,891), PEREGRINE GOLDEN ALE word mark (Reg. No. 2,475,522), HOPLAND BREWERY word mark (Reg. No. 2,509,464), BLACK EYE ALE word mark (Reg. No. 2,667,078), BLACK HAWK STOUT word mark (Reg. No. 3,205,652), BLUE HERON word mark (Reg. No. 3,818,385), HONEY AMBER ROSE design mark (Reg. No. 3,276,229), REVOLUTION X (Reg. No. 3,237,471), ORGANIC PIONEERS (Reg. No. 3,339,179), THE OFFICIAL BEER OF PLANET EARTH (Reg. No. 3,339,151), YOSEMITE (Reg. No. 4,064,887), and CATCH 22 (Reg. No. 3,814,885).

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

LICENSE AND ROYALTY AGREEMENTS

UBIUK holds the exclusive brewing and distribution rights for Kingfisher Premium Lager in the United Kingdom, Ireland, continental Europe, and Canada through a licensing agreement with UB Limited. UBIUK licenses such rights to KBEL. The licensing agreement between UBIUK and UB Limited is currently scheduled to expire in October 2018.

In July 2001, we entered into the Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., pursuant to which we obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. This agreement is scheduled to expire in October 2018.

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

Ukiah. We built our own wastewater treatment plant for the Ukiah facility. As a result, we have reduced our sewer hook-up fees at that location. If our discharge exceeds 55,000 gallons per day, which Management does not expect to occur until annual capacity exceeds 100,000 bbl., we may be required to pay additional fees. The approximate operating costs of the plant are between $6,000 and $10,000 per month, which may increase with increased production. We have contracted to have the liquid sediment that remains from the treated wastewater trucked to a local composting facility at a cost of between $4,500 and $5,500 per month. We obtained a Mendocino County Air Quality Control Permit to operate a natural gas fired boiler in Ukiah; this permit is valid until August 30, 2016. Management expects this permit to be renewed each year.

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

Dram Shop Laws

The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. Our brewpub and tasting room have limited hours and our employees have knowledge of this issue. Large awards in excess of, or not covered by, our insurance coverage could adversely affect our financial condition.

EMPLOYEES

As of December 31, 2015, MBC had 48 full-time and 12 part-time employees in the United States, including 9 in management and administration, 39 in brewing and production operations, 4 in retail and tavern operations and 8 in sales and marketing positions. In England, UBIUK and KBEL together had 29 full-time employees as of December 31, 2015, including 18 in sales and marketing and 11 in managerial and administrative positions. Management believes that our relationship with our employees is generally good.

Approximately 15 employees currently engaged in brewing, bottling, warehousing, and shipping at the Ukiah brewery are represented by Teamsters Local No. 896, International Brotherhood of Teamsters, AFL-CIO (the “Union”). Under our collective bargaining agreement with the Union, all such 15 employees’ positions must be held and filled by members of the Union. The collective bargaining agreement expires on July 31, 2018.

RESEARCH AND DEVELOPMENT

We have not spent a material amount during the last two fiscal years on research and development activities or on customer-sponsored research activities relating to the development of new products, services or techniques, or the improvement of existing products, services or techniques.

ITEM 1A. RISK FACTORS.

In addition to the other information about risks in this Annual Report on Form 10-K, described below are the risks and uncertainties that we believe are most likely to be material to our business and results of operations. Our business operations and results may also be adversely affected by additional risks and uncertainties not presently known, or which we currently deem immaterial, or which are applicable in general to the industries in which we compete or to the economies in which we sell our products. Any of the following risks or uncertainties might cause our business, financial condition, results of operations or cash flows to suffer.

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

LIQUIDITY: Low utilization of the production capacity at our Ukiah and Saratoga Springs facilities and continued losses from our North American Territory operations place demands on our working capital. We have loans, lines of credit, other credit facilities, and lease obligations with various creditors. We may find it difficult to continue our operations, at least in the short term, if any of the following occur: a breach of any loan provision by us that leads to our default, an inability of any lender to continue to offer or renew credit facilities, the refusal of any lenders to whom we presently are in default to continue to provide credit to us, our inability to refinance credit facilities when and as they become due, or an attempt by one of our creditors to exercise its rights to certain of our tangible or intangible assets which have been used as collateral or which have been pledged as security for our obligations.

We rely on short and long-term debt to meet our working capital needs. As described in the “Description of Our Indebtedness” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the terms of the Company’s loan agreement (“Agreement”) with MB Financial Bank, successor in interest to Cole Taylor Bank, an Illinois banking corporation (“MB Financial”), require that we meet certain financial covenants. Failure to meet the covenants is an event of default under the Agreement. On September 18, 2013, MBC and Releta received a notice (the “Default Notice”) from MB Financial regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at the option of MB Financial, be declared, and immediately shall become, due and payable, without notice of any kind. MB Financial has elected under the Agreement to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement effective September 1, 2013.

On April 18, 2014, MBC and Releta received a second notice (the “Second Default Notice”) from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. The Second Default Notice required MBC and Releta to engage a consultant to perform a viability analysis and prepare a revised projection for 2014.

Effective August 20, 2014, pursuant to a notice to MBC and Releta dated August 18, 2014 (the “Third Default Notice”) which referred to MBC’s and Releta’s continued failure to meet the required fixed charge coverage ratio and the tangible net worth requirement, MB Financial notified MBC and Releta that it would reduce the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the revolving facility. Under the terms of the Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

On January 21, 2015, MBC, Releta, and Lender entered into a Second Amendment (the “Second Amendment”) to the Agreement dated June 23, 2011, as previously amended on March 29, 2013.

The Second Amendment reduces the maximum amount of the Company’s revolving line of credit with MB Financial (the “Revolver”)from $4,119,000 to $2,500,000. The Second Amendment also changes the definition of borrowing base (including by lowering certain advance rates) such that the calculation of the borrowing base will result in a lower number than it would have if calculated prior to the effectiveness of the Second Amendment. The borrowing base is used in the determination of the amount available to each borrower (“Borrower”) pursuant to the Revolver. Pursuant to the Agreement, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

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

MB Financial has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved all other available rights and remedies under the Agreement, certain other related documents and applicable law. MB Financial could declare the full amount owed under the Agreement due and payable at any time for any reason or no reason. The Company has not received any further notice or other communication from MB Financial that it intends to exercise any of the remedies available to it under the Agreement in connection with the events of default. However, the Agreement expires on June 23, 2016. The exercise of additional remedies by MB Financial or its failure to renew the Agreement may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. If it becomes necessary for MBC and Releta to seek additional financing, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

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

The Company received a letter dated November 11, 2013, from UBHL expressing its willingness to commit to invest $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment. Such additional investment would be based on a business plan to be provided by the Company. We provided a business plan in February 2015 and requested additional investment from UBHL. If we are unable to come to a final agreement with UBHL on the terms of the proposed investment or UBHL does not agree to provide such additional investment, it may result in a material adverse effect on our financial position and on our ability to continue operations

On March 5, 2015, UBHL, MBC’s indirect majority shareholder, issued a letter of comfort (the “Letter of Comfort”) to the Company’s accountants, to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that the company is able to meet its financial obligations as and when they fall due. The Letter of Comfort does not specify either the terms of UBHL’s support, or a maximum dollar limit. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements, other applicable laws and regulations relating to the transfer of funds from India and is not a legally binding guarantee. The Letter of Comfort does not specify any time limit for extending support. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort and UBHL is either unable or unwilling to provide such financial assistance, it may result in a material adverse effect on our financial position and on our ability to continue operations.

On December 9, 2015, the Company engaged Gordian Group, LLC (“Gordian Group”) to serve as the Company’s exclusive investment banker to assist the Company in evaluating, exploring and, if deemed appropriate by the Company, pursuing and implementing certain strategic and financial options and transactions that may be available to the Company, including a possible debt or equity capital financing, merger, consolidation, joint venture or other business combination involving, or sale of substantially all or a material portion of the assets (outside of the ordinary course of business) or outstanding securities of, the Company and/or its subsidiaries, and/or the acquisition of substantially all or a material portion of the assets or outstanding securities of another entity (each, a “Financial Transaction”). Gordian Group is a New York-based independent investment banking firm. While the Company has commenced evaluating its available options, no conclusion as to any specific option or transaction has been reached, nor has any specific timetable been fixed for this effort, and there can be no assurance that any strategic or financial option or transaction will be presented, implemented or consummated. The Company intends to use proceeds of any Financial Transaction to, among other things, repay the amount owed to Lender when it becomes due.

If we are unable to find any source of funds, it may result in a material adverse effect on our ability to continue operations. For example, MB Financial may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, fixed assets and current assets. The loss of any material pledged asset would likely have a material adverse effect on our financial position and results of operations. If we are unable to renew the Agreement or find an alternate source of funds, this may result in a material adverse effect on our ability to continue operations.

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Other Loans and Credit Facilities”, we have a line of credit with Royal Bank of Scotland Commercial Services Limited (“RBS”), which expires on May 31, 2016. We have engaged in discussions with a bank which provided an indicative offer to provide a replacement for the RBS line of credit.

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

DEPENDENCY ON CONTRACT BREWING ARRANGEMENTS: We have entered into short term non-binding arrangements with several brewers to brew and package their brands at our brewing facilities, predominantly at our Saratoga Springs, New York facility. Approximately 33% of our beer volume in the North American Territory for fiscal year 2015 was comprised of sales made under such contract brewing arrangements. There is no certainty that our existing arrangements will be extended in the future or that we will be able to enter into other new arrangements. Any significant variation in contract brewing arrangements could have a material adverse effect on our results of operations, cash flows and financial position.

DEPENDENCY ON DISTRIBUTORS: We sell beer (which is physically distributed by HUK in the Foreign Territory and by another contractual partner in Germany) to independent beer distributors for distribution to retailers. Although the Company currently has arrangements sufficient to meet our current needs with its wholesale distributors to distribute the products, any sustained growth would require us to maintain such relationships and possibly enter into agreements with additional distributors. Changes in control or ownership of the current distribution network could lead to less support of our products. No assurance can be given that we will be able to maintain or secure additional distributors on terms favorable to us. Our ability to maintain existing distribution arrangements may be adversely affected by the fact that many of our distributors are reliant on one of the major beer producers for a large percentage of their revenue and, therefore, they may be influenced by such producers. If our existing distribution agreements are terminated, we may not be able to enter into new distribution agreements on substantially similar terms, which may result in an increase in the costs of distribution.

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

MATERIAL CONTRACT FOR THE SUPPLY OF KEGS: We have entered into an exclusive Keg Management Agreement with MicroStar Keg Management LLC (“MicroStar”) which expires in September 2019. Under the terms of the agreement with MicroStar, we receive our entire supply of kegs exclusively from MicroStar. If the agreement is terminated by either party, we are required to purchase from MicroStar four times the average monthly keg usage for the preceding six-month period. We may need additional funds to purchase those kegs. An interruption in the supply of kegs or, in the case of termination of the agreement, our failure to obtain the necessary funding to facilitate such purchases could have a material adverse effect on our business, results of operations, cash flows or financial position.

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

INSURANCE: We may experience material losses in excess of, or not covered by, our insurance coverage. We believe that we have a reasonable amount of insurance coverage for a business of our size and type. There are, however, certain types of catastrophic losses that are not generally insured because it is not economically feasible to insure against such losses. Should an uninsured loss or a loss in excess of insured limits occur, such loss could have an adverse effect on our results of operations and financial condition.

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

ITEM 2. PROPERTIES.

BREWING FACILITIES

We own nine acres of land in Ukiah, California on which our Ukiah brewery is located. Management believes that this facility is adequate for our current capacity and also provides space for future expansion. MB Financial currently holds a deed of trust on this property in connection with a loan advanced to us. (See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of our Indebtedness – MB Financial Facility”). The principal amount outstanding on the loan as of December 31, 2015 was $2,276,200.

We have estimated the life of the Ukiah brewery at 40 years and depreciate the cost of the building on a straight-line method over its anticipated life. We do not depreciate the cost of the land. Our assessed value on the Ukiah facility is approximately $10,664,700. Various other assets incorporated in this facility are being depreciated, on a straight-line basis, at rates of between 5 to 40 years. Property taxes are currently assessed on the Ukiah property (including machinery and equipment) at a rate of approximately 1.16%, for an annual tax of $123,200.

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

OFFICE SPACE

KBEL has leased approximately 1,400 square feet of office space in Maidstone, Kent, in England. We do not own or lease any other material properties in Europe.

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

ITEM 3. LEGAL PROCEEDINGS.

On September 26, 2014, The New Buffalo Brewing Co., Inc. (“NBB”) initiated an action against Releta in the Supreme Court of the State of New York for the County of Erie to recover damages for alleged breaches of a Brewing Production Agreement between NBB and Releta dated September 6, 2013 (the “Brewing Production Agreement”), as well as for a declaration rescinding and nullifying the Brewing Production Agreement, and, in case of Releta’s failure to answer or appear, damages resulting from the alleged breaches, rescission of the Brewing Production Agreement, attorneys’ fees and any other relief deemed proper by the court. In a demand letter to Releta dated October 16, 2014, NBB demanded payment of the sum of $500,000. The Company has engaged a law firm in New York to respond. As of the date of this Annual Report, this litigation remains ongoing.

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

The ex parte application came up for hearing before the Court on June 5, 2015. At the conclusion of the continued hearing on June 9, 2015, the Court denied the ex parte application for a writ of attachment and dissolved the limited temporary protective order. No trial date has been set, and the matter is ongoing.

The Company believes that the allegations in the Complaint are without merit and will continue to vigorously defend against the lawsuit.

As discussed in the Company’s Current Report on Form 8-K filed on June 9, 2015, the Company has informed MB Financial about the allegations set forth in the Complaint and the ex parte application and, as of the date of this Annual Report, the Company has not received any notice or other communication from MB Financial that it intends to exercise any of the remedies available to it under the Agreement in connection therewith.

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

2015	High	Low
First Quarter	$0.34	$0.08
Second Quarter	$0.30	$0.20
Third Quarter	$0.25	$0.03
Fourth Quarter	$0.27	$0.11

2014	High	Low
First Quarter	$0.29	$0.21
Second Quarter	$0.88	$0.25
Third Quarter	$0.75	$0.35
Fourth Quarter	$0.42	$0.03

We had approximately 2,139 holders of our Common Stock of record as of March 15, 2016.

Dividends

Historically, we have not paid any dividends. We anticipate that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of our business and that we will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of MBC’s board of directors, which we refer to in this Annual Report as the Board, and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions. Our Agreement with MB Financial provides that we may not declare or pay any dividend or other distribution on our Common Stock (other than a stock dividend), or purchase or redeem any Common Stock, without MB Financial’s prior written consent. Management anticipates that similar restrictions will remain in effect for as long as we have significant bank financing.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Effective as of January 1, 2012, the Board adopted a directors compensation plan (the “Directors’ Compensation Plan”) with respect to the compensation of Non-Employee (as defined therein) members of the Board for their services as directors. The Directors’ Compensation Plan was subsequently approved by the shareholders. Under the terms of the Directors’ Compensation Plan, each Non-Employee director receives a fixed annual retainer of $15,000 as well as additional fees of $1,250 per meeting of the Board and $1,250 per committee meeting attended. The chairs of the Compensation Committee and the Audit/Finance Committee each receive $4,500 in fees for acting as chairpersons of such committees. In addition, each Non-Employee Director on January 1 of each calendar year during the five year period commencing January 1, 2012 and ending December 31, 2016 was to receive an additional $2,000 per year.

Dr. Vijay Mallya, Chairman of the Board, receives fixed remuneration as described in “Item 11-Executive Compensation – Directors’ Compensation for the Year 2015”.

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

Our operations for fiscal years 2015 and 2014 resulted in loss from operations of $652,600 and $919,200, respectively. After providing for interest, other income and taxes, the net loss in 2015 was $1,148,500 compared to a net loss in 2014 of $1,539,500.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2015 COMPARED TO YEAR ENDED DECEMBER 31, 2014

The following table sets forth, for the periods indicated, a comparison of certain items from our Consolidated Statements of Operations:

	2015	2014	Increase/ (Decrease)	% Change

Gross sales	$31,691,900	$34,654,900	$(2,963,000)	(9%)
Excise taxes	508,200	615,700	(107,500)	(18%)
Net sales	31,183,700	34,039,200	(2,855,500)	(8%)
Cost of goods sold	21,407,500	23,435,100	(2,027,600)	(9%)
Gross profit	9,776,200	10,604,100	(827,900)	(8%)
Operating expenses	10,428,800	11,523,300	1,094,500	10%
Loss from operations	(652,600)	(919,200)	(266,600)	(29%)
Interest expense	(605,000)	(686,700)	(81,700)	(12%)
Other income (expenses) net	112,900	66,400	46,500	70%
Loss before income taxes	(1,144,700)	(1,539,500)	(394,800)	(26%)
Provision for income taxes	3,800	-	(3,800)	-
Net loss	($1,148,500)	($1,539,500)	($391,000)	(25%)

NET SALES

As used herein, the term “net sales” refers to gross sales less excise taxes. Overall net sales for fiscal year 2015 were $31,183,700 a decrease of $2,855,500 or 8% as compared to $34,039,200 in fiscal year 2014 due to lower sales volume.

NORTH AMERICAN TERRITORY OPERATIONS: Net sales in the North American Territory totaled $11,364,100 in fiscal year 2015, compared to $12,253,800 for fiscal year 2014, representing a decrease of $889,700 or 7%. Sales of beer for fiscal year 2015 decreased by 4,900 barrels to 56,000 barrels, a decrease of 8%, as compared to 60,900 barrels in fiscal year 2014. This decrease was due to (i) a decrease in sales of brands we own by 7,200 barrels due to increased competition offset by an increase in sales of contract brands by 2,300 barrels because of new contracts secured in 2015. We continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah and Saratoga Springs brewing facilities and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the North American Territory.

FOREIGN TERRITORY OPERATIONS: Net sales in the Foreign Territory totaled $19,819,600 in fiscal year 2015, compared to $21,785,400 during fiscal year 2014, a decrease of $1,965,800 or 9%. The decrease is attributable to lower sales volume due to decline in number of restaurants serving Kingfisher and unfavorable exchange rate in continental Europe resulting in decline in export to that region.

COST OF GOODS SOLD

Overall cost of goods sold during fiscal year 2015 was $21,407,500, as compared to $23,435,100 during fiscal year 2014, a decrease of $2,027,600, or 9%. As a percentage of net sales, costs of goods sold was 69% in 2015 and 2014.

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

NORTH AMERICAN TERRITORY OPERATIONS: Cost of goods sold as a percentage of net sales in the North American Territory was 83% during fiscal year 2015 compared to 84% in fiscal year 2014. Underutilization of our production capacity, as described above, was a factor in costs of goods sold in North America in 2015. The lower sales volume in 2015 caused further decreases in productivity.

FOREIGN TERRITORY OPERATIONS: As a percentage of net sales, cost of goods sold in the United Kingdom was 61% during fiscal year 2015 and 2014.

GROSS PROFIT

As a result of decreased sales, offset by decreased cost of goods, gross profit for fiscal year 2015 (expressed in United States dollars) was $9,776,200, a decrease of $827,900, or 8%, as compared to gross profit of $10,604,100 in fiscal year 2014. As a percentage of net sales, our overall gross profit was 31% during fiscal year 2015 and 2014.

OPERATING EXPENSES

Operating expenses consist of marketing and distribution expenses, and general and administrative expenses. Operating expenses for fiscal year 2015 totaled $10,428,800, a decrease of $1,094,500, or 10%, as compared to $11,523,300 for fiscal year 2014. As a percentage of net sales, operating expenses decreased to 33% during fiscal year 2015as compared to 34% in fiscal year 2014.

MARKETING AND DISTRIBUTION EXPENSES: Our marketing and distribution expenses consist of salaries and commissions, advertising costs, product and sales promotion costs, travel expenses, and retail operating expenses. For fiscal year 2015, such expenses equaled $5,888,600, an increase of $1,400 as compared to $5,887,200 in fiscal year 2014. As a percentage of net sales, our marketing and distribution expenses increased to 19% in fiscal year 2015, as compared to 17% in fiscal year 2014.

NORTH AMERICAN TERRITORY OPERATIONS: Marketing and distribution expenses for the North American Territory in fiscal year 2015 equaled $1,320,900, a decrease of $112,800, or 8%, as compared to $1,433,700 incurred during fiscal year 2014, mainly due to reduction in manpower and related costs. Marketing and distribution expenses remained at 12% of North American Territory net sales during fiscal years 2015 and 2014.

FOREIGN TERRITORY OPERATIONS: Marketing and distribution expenses in the Foreign Territory during fiscal year 2015 equaled $4,567,700, an increase of $114,200, or 3%, as compared to $4,453,500 during fiscal year 2014. Such increase is mainly due to an increase in manpower and increased promotional expenses. As a percentage of net sales in the United Kingdom, such expenses increased to 23% during fiscal year 2015 compared to 20% during 2014.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses include all expenses not characterized as sales and marketing expenses. Our general and administrative expenses totaled $4,540,200 for fiscal year 2015, representing a decrease of $1,095,900, or 19%, as compared to $5,636,100 for fiscal year 2014. General and administrative expenses equaled 15% of net sales for fiscal year 2015 and 17% of net sales for fiscal year 2014.

NORTH AMERICAN TERRITORY OPERATIONS: General and administrative expenses for our North American Territory equaled $1,771,400 for fiscal year 2015, representing a decrease of $766,700, or 30%, as compared to $2,538,100 for fiscal year 2014, due to a one-time accrual in the year 2014 of severance payable to our President & Chief Executive Officer at the termination of his employment contract pursuant to the terms of his separation and severance agreement with the Company (see Item 11. Executive Compensation – Elements of Compensation – Severance).

FOREIGN TERRITORY OPERATIONS: General and administrative expenses for our Foreign Territory equaled $2,768,800 in fiscal year 2015, representing a decrease of $329,200, or 11%, as compared to $3,098,000 for fiscal year 2014, mainly due to exchange rate fluctuation, reduction in rent due to reduction in office space and lower depreciation expense.

OTHER EXPENSES

Other expenses, including interest expenses, totaled $492,100 in fiscal year 2015, representing a decrease of $128,200, or 21%, as compared to $620,300 in fiscal year 2014, due to lower interest expenses due to reduction in borrowing and higher other income.

INCOME TAXES

We made a provision for income taxes of $3,800 for the fiscal year 2015. We did not make any provision for income taxes for the fiscal year 2014 due to losses.

NET LOSS

Our net loss for fiscal year 2015 was $1,148,500, as compared to a net loss of $1,539,500 for fiscal year 2014. After providing for a positive foreign currency translation adjustment of $18,200 during fiscal year 2015 (as compared to a positive foreign currency translation adjustment of $40,500 for fiscal year 2014), comprehensive loss for fiscal year 2015 was $1,130,300, compared to comprehensive loss of $1,499,000 for fiscal year 2014. As stated above, the primary reason for the loss in fiscal year 2015 was the drop in sales revenues.

RETAIL OPERATIONS

We operate a tasting room and merchandise store where we serve our brews on tap. We also sell various items of apparel and memorabilia bearing the Company’s trademarks, which creates further awareness of our beers and reinforces our branding. Although sales revenues from retail operations are not significant ($279,500 in 2015 and $247,400 in 2014), we view them as a marketing opportunity for our products.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah, California and Saratoga Springs, New York facilities has continued to place demands on our working capital. Historically, our operations have not generated sufficient cash flow to provide us with sufficient working capital. However, we have received $400,000 this year and believe that the liquidity we would derive from debt financing in the form of an additional $600,000 of bridge loans, approved by the board of directors of UBHL, and cash flow attributable to our operations would be sufficient to fund our capital expenditures, debt maturities and other business needs for the next twelve months.

On December 9, 2015, the Company engaged Gordian Group, LLC (“Gordian Group”) to serve as the Company’s exclusive investment banker to assist the Company in evaluating, exploring and, if deemed appropriate by the Company, pursuing and implementing certain strategic and financial options and transactions that may be available to the Company, including in connection with a possible debt or equity capital financing, merger, consolidation, joint venture or other business combination involving, or sale of substantially all or a material portion of the assets (outside of the ordinary course of business) or outstanding securities of, the Company and/or its subsidiaries, and/or the acquisition of substantially all or a material portion of the assets or outstanding securities of another entity (each, a “Financial Transaction”). Gordian Group is a New York-based independent investment banking firm. While the Company has commenced evaluating its available options, no conclusion as to any specific option or transaction has been reached, nor has any specific timetable been fixed for this effort, and there can be no assurance that any strategic or financial option or transaction will be presented, implemented or consummated. The Company intends to use proceeds of the Financial Transaction to repay the amount owed to MB Financial when it becomes due.

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

On January 22, 2014, Catamaran Services, Inc., (“Catamaran”), a related party provided a note loan of $500,000 repayable upon receipt of an equity investment by the Company’s majority shareholder. On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note. On February 5, 2015, another note loan of $500,000 was received from Catamaran on terms similar to the previous notes. On June 30, 2015, a fourth note was issued by the Company in the principal amount of $500,000 to Catamaran on terms similar to the previous notes, and the Company received the proceeds against this note on July 6, 2015. Each time Catamaran provided a note loan, the Company received a letter from Lender (as defined below) permitting the Company to obtain such loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” is a payment made from an equity investment by the Company’s majority shareholder.

On March 14, 2016, a fifth note was issued by the Company in the principal amount of $325,000 to Catamaran on terms substantially similar to the previous notes, except that the definition of “Permitted Payment” was revised to mean, for purposes of this fifth note, a payment made from a bridge loan by the Company’s majority shareholder in excess of $600,000 (a “Permitted Bridge Loan Payment”). On March 30, 2016, a sixth note was issued by the Company in the principal amount of $75,000 to Catamaran on terms substantially similar to the fifth note.

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

The required fixed charge coverage ratio for the trailing twelve month periods ended March 31, 2013 and onwards fell short of the required ratio. The tangible net worth fell short of the required amount for the period beginning June 1, 2013 and onwards.

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

On April 18, 2014, MBC and Releta received a second notice (the “Second Default Notice”) from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Agreement. As stated in the Second Default Notice, the Company continued to be in default on the fixed charge coverage ratio for each measurement period beginning March 31, 2013 through February 28, 2016. The required fixed charge coverage ratio was initially required to be at least 1.05 to 1.00, but as of July 31, 2013, the required fixed charge coverage ratio increased to 1.10 to 1.00 pursuant to the terms of the Agreement. The Second Default Notice also stated that the tangible net worth of MBC and Releta continued to fall short of the required amount as measured through February 28, 2014.

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

As of December 31, 2015, the fixed charge coverage ratio was required to be 1.15 to 1. The Company calculated that the fixed charge coverage ratio as of December 31, 2015 was -0.28 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of December 31, 2015 and the actual tangible net worth on such date was $3,738,400. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

The Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Agreement. Under the Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Agreement may, at MB Financial’s option, be declared, and immediately shall become, due and payable, without notice of any kind. An event of default shall be deemed continuing until waived in writing by MB Financial. Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Agreement, certain other related documents and applicable law. Since receiving the Second Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Agreement in connection with the events of default. Lender elected to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement effective September 1, 2013. The Company estimates that the increased interest rate has resulted in the payment by the Company to MB Financial of an additional interest of approximately $120,000 for the first year. The exercise of additional remedies by MB Financial may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. The Agreement expires on June 23, 2016. If the Agreement is not renewed, and it becomes necessary for MBC and Releta to seek additional financing due to non-renewal or for other reasons, there is no guarantee that MBC and Releta will be able to obtain such financing on terms favorable to the Company or on any terms.

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

At December 31, 2015, the Company had cash and cash equivalents of $129,600, an accumulated deficit of $17,395,600, and a working capital deficit of $11,601,700 due to losses incurred, reclassification of debts owing to MB Financial as a result of the default under the Credit and Security Agreement described above and reclassification of subordinated notes payable to UBA maturing in June 2016. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at December 31, 2015.

Management has taken several actions to reduce the Company’s working capital needs through December 31, 2016, including reducing discretionary expenditures, reducing manpower, securing additional brewing contracts in an effort to utilize a portion of excess production capacity, and pursuing export opportunities. The Company is pursuing a Financial Transaction through Gordian Group as described above. The Company continues to receive cash infusion from Catamaran to support operations. The current revenue from operations is insufficient to meet the working capital needs of the Company over the next 12 months. The Company has requested UBHL to make a capital infusion. If sufficient capital for working capital needs is not obtained, the Company may sell some of its operating assets.

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

Net cash provided by operations was $1,105,900 and $793,400 for 2015 and 2014 respectively. During the year ended December 31, 2015, the primary factors contributing to our calculation of net cash provided by operating activities were non-cash expenses consisting primarily of depreciation expense of $1,226,200, accrued severance payable of $38,000, decrease in accounts receivable of $430,800, decrease in accounts payable of $262,100, increase in accrued liabilities of $186,400, decrease in inventory of $567,500 and net loss of $1,148,500.

Decreases in receivables, inventories and accounts payable during the year 2015 were due to lower sales volume in the year 2015 compared to 2014. Increase in accrued liabilities in 2015 compared to 2014 was mainly due to accrued Directors Compensation for the year 2015.

Net cash used in investing activities was $642,400 and $876,100, respectively, for 2015 and 2014. Such funds were used primarily for purchases of brewery equipment in the North American Territory and beer dispensing equipment in the Foreign Territory.

Net cash used in financing activities was $493,500 during the year 2015 compared to $117,600 used in such activities in 2014. During 2015 and 2014, we borrowed from Catamaran to finance working capital. Financing activities also include debt payments and lease installment payments.

DESCRIPTION OF OUR INDEBTEDNESS:

MB FINANCIAL FACILITY: On June 23, 2011, MBC and Releta entered into the Agreement with Lender (as described in “Liquidity and Capital Resources”) which is scheduled to expire on June 23, 2016. The Agreement provides a credit facility of up to $10,000,000 with a maturity date of June 23, 2016, consisting of a $4,119,000 revolving facility, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. At the time that the applicable loan or advance is made, we may choose, subject to certain contingencies, an interest rate based on either LIBOR or the Wall Street Journal prime rate as follows: (a) with respect to the revolving facility, either LIBOR plus a margin of 3.50% or the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan and the capital expenditure term loan, either LIBOR plus a margin of 4.25% or the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, either LIBOR plus a margin of 4.75% or the Wall Street Journal prime rate plus a margin of 2.00%. As described below, effective September 1, 2013, Lender is charging a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Agreement. As described in the Third Default Notice, effective August 20, 2014, Lender notified MBC and Releta that it would reduce the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the revolving facility. Under the terms of the Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable. The Agreement binds us to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority interest in all of MBC’s and Releta’s personal property and a first mortgage on our Ukiah, California real property, among other MBC and Releta assets.

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

The aggregate outstanding principal amount of the UBA Notes as of December 31, 2015 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,764,700, for a total amount outstanding of $3,680,100. As of December 31, 2015, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,471,800 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, voluntary conversion by UBA is unlikely.

During the fiscal years 2015 and 2014, the greatest aggregate amount of principal outstanding on the UBA Notes was $1,915,400. No principal or interest was paid during fiscal years 2015 or 2014. As of February 28, 2016, the aggregate outstanding principal amount of the UBA Notes was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,780,500, for a total amount outstanding of $3,695,900, convertible into approximately 2,482,400 shares of our Common Stock. As of February 28, 2016, UBA beneficially owned approximately 24.5% of our outstanding Common Stock (excluding any shares issuable upon conversion of the UBA Notes). Our Chairman, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBA.

CATAMARAN NOTES: On January 22, 2014, Catamaran Services, Inc., (“Catamaran”), a related party provided a note loan of $500,000 repayable upon receipt of an equity investment by the Company’s majority shareholder. Catamaran Holdings, Ltd., the sole shareholder of Catamaran (“Holdings”) has directors in common with Inversiones, one of the major shareholders of the Company. The indirect beneficial owner of Inversiones is UBHL. On April 24, 2014, another note loan of $500,000 was received from Catamaran on terms similar to the previous note. On February 5, 2015, another note loan of $500,000 was received from Catamaran on terms similar to the previous notes. On June 30, 2015, another note loan of $500,000 was issued to Catamaran on terms similar to the previous notes. Each time Catamaran provided a note loan, the Company received a letter from MB Financial (as defined below) permitting the Company to obtain loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to MB Financial pursuant to the Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” is a payment made from an equity investment by the Company’s majority shareholder.

Pursuant to the terms of the first four Catamaran notes, the Company promises to pay each such note with accrued interest, as described below, to Catamaran within six months following the date of the note, subject to the receipt by the Company of an equity investment by its majority shareholder (the “Shareholder Investment”) in an amount sufficient either (a) to pay the notes through Permitted Payments, or (b) to pay both the notes and certain existing obligations of the Company to Lender in full.

On March 14, 2016, a fifth note was issued by the Company in the principal amount of $325,000 to Catamaran on terms substantially similar to the previous notes, except that the definition of “Permitted Payment” was revised to mean, for purposes of this fifth note, a payment made from a bridge loan by the Company’s majority shareholder in excess of $600,000. On March 30, 2016, a sixth note was issued by the Company in the principal amount of $75,000 to Catamaran on terms substantially similar to the fifth note.

Pursuant to the terms of the fifth and sixth Catamaran Notes, the Company promises to pay the principal sum of $325,000 and $75,000 respectively with accrued interest (as described below) to Catamaran within six months following the dates of such notes, subject to the receipt by the Company of a bridge loan from its majority shareholder (the “Shareholder Loan”) in an amount sufficient either (a) to pay such notes through Permitted Bridge Loan Payments, or (b) to pay the notes and certain existing obligations of the Company to the Lender in full.

If the Company is not able to satisfy its obligations on a Catamaran note within the six month period following the date thereof, such note shall be automatically extended for an additional six month term until a Permitted Payment (for the first through fourth notes) or Permitted Bridge Loan Payment (for the fifth and sixth notes), as the case may be, can be made or such note is otherwise paid. Interest shall accrue from the date of the applicable Catamaran note on the unpaid principal at a rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America Corporation in San Francisco, California, or (ii) ten percent (10%) per annum, until the principal is fully paid.

The Catamaran notes may be prepaid without penalty at the option of the Company; however, no payments on the Catamaran notes may be made unless such payment is a Permitted Payment (for the first through fourth notes) or a Permitted Bridge Loan Payment (for the fifth and sixth notes), as the case may, be or certain existing obligations of the Company to MB Financial pursuant to the Credit Agreement have been satisfied in full. The Catamaran notes may not be amended without the prior written consent of MB Financial.

HUK LOAN: On April 18, 2013, KBEL entered into a Loan Agreement with HUK pursuant to which HUK provided KBEL with a secured term loan facility of £1,000,000 on October 9, 2013, to be repaid in twelve equal quarterly installment commencing on January 9, 2014. Interest on the loan is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an event of default, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive sublicense from UBIUK to produce, market and sell Kingfisher beer in the Foreign Territory(excluding Germany)pursuant to the Sub-Licence Agreement entered into between HUK, UBIUK, KBEL and UB Limited on April 18, 2013.

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

On November 24, 2015, KBEL received a notice from RBS regarding its intention to terminate the credit line and all other banking services it currently provides to KBEL on February 26, 2016. RBS subsequently extended the termination date to May 31, 2016. KBEL is in the process of finding a substitute replacement for the line of credit and other banking services before the termination of the Credit Line is effective. We have been in discussions a bank which has provided an indicative offer to provide KBEL with alternate financing and other banking services in place of RBS. If KBEL does not finalize such alternate financing and provision of banking services, and if KBEL is unable to find a substitute replacement before termination of the RBS facilities, this would have a material adverse effect on KBEL and the Company.

WEIGHTED AVERAGE INTEREST: The weighted average interest rates on our debts incurred in connection with the North American Territory were 6.1% for fiscal year 2015 compared to 6.4% for fiscal year 2014. For loans primarily associated with our Foreign Territory, the weighted average interest rate paid was 3.9% for fiscal year 2015 and 4.5% for the fiscal year 2014.

CURRENT RATIO: Our ratio of current assets to current liabilities on December 31, 2015 was 0.35 to 1.0 and on December 31, 2014 was 0.51 to 1.0. Our ratio of total assets to total liabilities as of December 31, 2015 was 0.91 to 1.0 and on December 31, 2014 was 0.98 to 1.0.

RESTRICTED NET ASSETS. Our wholly-owned subsidiary, UBIUK, had cumulative losses of approximately $317,600 as of December 31, 2015. Under KBEL’s line of credit agreement with RBS, distributions and other payments from our subsidiaries to us are not permitted if the retained earnings drop below approximately $1,528,400.

RELATED PARTY TRANSACTIONS: Over the last several years, MBC and our subsidiaries have entered into or amended several agreements with affiliated and related entities. Among such agreements have been a Brewing Agreement and a Loan Agreement between KBEL and Shepherd Neame; a Market Development Agreement, a Distribution Agreement, and a Brewing License Agreement between MBC and KBEL; a Distribution Agreement between UBIUK and KBEL; a Trademark Licensing Agreement between MBC and Kingfisher of America, Inc.; a License Agreement between UBIUK and UB Limited; a brewing agreement between KBEL, UBIUK and HUK; a loan agreement between KBEL and HUK; and a sub license agreement between KBEL, UB Limited, UBIUK and HUK. (For more information on these agreements please see “Item 13. — Certain Relationships and Related Transactions, and Director Independence”.)

OFF-BALANCE SHEET ARRANGEMENTS

We are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following chart sets forth our contractual obligations as of December 31, 2015.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1 -3 years	3 -5 years	More than 5 years
Secured line of credit	$1,663,400	$1,663,400	-	-	-
Long Term Debt Obligations	3,870,100	3,870,100	-	-	-
Capital Lease Obligations	102,300	23,100	45,000	34,200	-
Operating Lease Obligations	1,408,900	450,900	746,600	211,400	-
Purchase Obligations	1,062,500	1,062,500	-	-	-
Severance Payable	798,100	119,700	678,400
Notes to Related Parties	5,799,700	5,799,700	-	-	-
Total	$14,705,000	$12,989,400	$1,470,000	$245,600	$-

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

Revenue Recognition. The Company recognizes revenue from its brewing and distribution operations in accordance with Accounting Standards Codification (“ASC”) 605 of the Financial Accounting Standards Board (“FASB”). The Company recognizes revenue from product sales, net of discounts.

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

Cash at UBIUK was translated at exchange rates in effect on December 31, 2015 and 2014, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax benefits for the years ending December 31, 2015 and 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer “Notes To Consolidated Financial Statements – Note1. Description of Operations and Summary of Significant Accounting Policies - Recent Accounting Pronouncements” – for details of recent accounting pronouncements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Management team, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the last day of the fiscal period covered by this Annual Report, December 31, 2015. The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures as of December 31, 2015 were effective.

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

● provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorization of Management and directors of the issuer; and

● provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with existing policies or procedures may deteriorate.

In accordance with the internal control reporting requirements of the SEC, Management completed an assessment of the adequacy of our internal control over financial reporting as of December 31, 2015. In making this assessment, Management used the criteria set forth in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the SEC’s guide entitled “Sarbanes-Oxley Section 404: A Guide for Small Business”. As a result of this assessment and based on the criteria in the COSO framework and SEC guidance, Management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, ages as of February 28, 2016, and certain information regarding each of our current directors and executive officers:

Name	Age	Position(s)	Director Since**
Joseph S. Cannata+	41	Director	2015
James H. Grossman*	76	Director	2015
Scott R. Heldfond *+	71	Director	2005
Michael Laybourn+	77	Director	1993
Vijay Mallya, Ph.D.	60	Director and Chairman of the Board	1997
Jerome G. Merchant*	54	Director	1997
Mahadevan Narayanan	58	Chief Financial Officer and Secretary	N/A
Sury Rao Palamand, Ph.D.	85	Director	1998
Kent D. Price*+	72	Director	1998
Yashpal Singh	70	Director, President and Chief Executive Officer	1997

**	All directors are elected by our shareholders at the Annual Meeting to serve until the following Annual Meeting. Currently, there are no arrangements or understandings between (i) any of the directors and any other person pursuant to which any director was or is to be selected as a director or (ii) any of the executive officers and any other person pursuant to which any executive officer was or is to be selected as an executive officer. We have entered into an employment agreement with our Chief Executive Officer pursuant to which his term of employment has been extended until June 30, 2016. Our Chief Financial Officer does not have any set date for the expiration of his term of office.

*	Member of the Audit/Finance Committee.

+	Member of the Compensation Committee.

Mr. Joseph Cannata joined the Board in August 2015. He is currently Executive Vice President of Sales & Distribution at Rockstar Energy Drink. He was part of the original launch team. He also managed Rockstar’s on-premise channel of trade working with Southern Wine & Spirits throughout Northern California. Additionally, he was responsible for Rockstar’s expanded Independent Distributor partnership agreements throughout the Western United States for all channels of trade. He established and played a key role in negotiating the Rockstar product distribution agreement with Dr. Pepper Snapple Group in 2003, Coca-Cola Company in 2005 and Pepsi-Cola North America in 2009. He oversees all National Chain Accounts for Rockstar and manages an Executive Team of 14 direct reports and full national team of 150+ sales reps throughout the USA & Canada. In his position he is the liaison and primary contact between Rockstar Inc. and Executive level Pepsi and Independent Distributor personnel. Mr. Cannata is a native of San Francisco. He attended St. Ignatius College Preparatory and Saint Mary’s College of Moraga where he received a Bachelor of Arts degree. Mr. Cannata’s expertise in beverage sales and distribution, led to his selection as a member of the Board. Mr. Cannata is the son-in-law of Mr. Heldfond, who is also a member of the Board.

Mr. James Grossman joined the Board in August 2015. He has been an international, commercial, intellectual property, and energy focused arbitrator and mediator since 2001 with a background as an international business person and corporate securities lawyer for more than 35 years. He has served as a Director of both public and private companies. He has continued his business experience by serving on the boards of directors of public companies based in the United Kingdom, which have been listed on NASDAQ, the London Stock Exchange, and AIM. He has business activities in San Francisco, London, Monaco and Geneva. He is a founder and director of the Silicon Valley Arbitration and Mediation Center based in Palo Alto, California. He also serves as Counsel and a Director of Applaud Medical, Inc. a medical device company with a newly patented treatment for removal of kidney stones. Mr. Grossman served as Counsel of Canoel International Energy Ltd from December 9, 2008 to March 23, 2011 and also served as its Chairman of the Board. Mr. Grossman holds a BA in International Relations/Political Science/History from the University of California at Berkeley, and a JD from Harvard University/Harvard Law School. Mr. Grossman’s experience as an international business person and his legal background led to his selection as a member of the Board.

Mr. Scott Heldfond joined the Board in January 2005. He was a Director of NASDAQ Insurance Group, LLC, a national insurance brokerage and consulting firm owned by the NASDAQ Stock Market prior to the firm’s sale to Aon Risk Services in 2009. Mr. Heldfond currently services as a Director at Aon Risk Services. Mr. Heldfond has also served as the Managing Partner of eSEED Capital, LLC, a technology-focused merchant banking firm since 1999. He also served as President and Chief Executive Officer of Frank Crystal & Co. of California, a New York-based insurance brokerage firm from 1995 to 1999, as Chairman of Hales Capital LLC, an investment banking firm from 1994 to February 1997 and as President of AON Real Estate & Investments Mr. Heldfond also previously served as a Director of HomeGain, Inc. (later sold to Classified Ventures), a private, venture backed company, and currently serves as a Director of UBICS Inc., a NASDAQ traded firm that provides information technology staffing and solutions for domestic and international businesses. Mr. Heldfond also served as a Director of Galoob Toys, which was the third largest toy manufacturer before its sale to Hasbro. Mr. Heldfond holds an undergraduate degree from the University of California, Berkeley and a J.D. from the University of San Francisco Law School. He is a Mayoral appointed Commissioner of the Health Services Commission of the City and County of San Francisco. In addition, he serves as an advisor to or on the board of directors of a number of local, statewide, and national charitable and community service organizations. Mr. Heldfond is the retired Honorary Consul General to the United States for the Republic of Rwanda. Mr. Heldfond’s expertise in risk management and insurance matters, in particular, led to his selection as a member of the Board. Mr. Heldfond is the father-in-law of Mr. Cannata, who is also a member of the Board.

Mr. H. Michael Laybourn, co-founder of the Company, served as the Company’s President from its inception in 1983 through December 1999, and as its Chief Executive Officer from inception through October 1997. Mr. Laybourn was elected as a Director of the Company in November 1993 when the Company began the process of converting from a limited partnership to a corporation and served as Chairman of the Board from June 1994 through October 1997. Mr. Laybourn is a former Vice President of the California Small Brewers Association and a former Chairman of the board of directors of the Brewers Association of America. Mr. Laybourn holds a Bachelor of Fine Arts degree from Arizona State University. Mr. Laybourn’s expertise in craft brewing, in particular, led to his selection as a member of the Board.

Dr. Vijay Mallya, Ph.D., became the Company’s Chairman of the Board in October 1997 and was MBC’s Chief Executive Officer from October 1997 until January 2005. Dr. Mallya is a well-known industrialist and the Chairman of UBICS, Inc., United Breweries Limited, United Breweries (Holdings) Limited (which is the indirect beneficial owner of two of MBC’s largest shareholders (United Breweries of America, Inc. and Inversiones Mirabel S.A.), and other affiliated companies. Dr. Mallya is also a keen sportsman and an ardent aviator and yachtsman. Dr. Mallya and certain companies with which he is associated provide financial and other support for several sporting activities worldwide, including the Force India F1 Formula One Motor Racing Team, the United East Bengal Football Team and the United Mohun Bagan Football Team. He also sits on the boards and committees of several foreign companies and organizations including, The Institute of Economic Studies (India), the Federation of the Indian Chamber of Commerce and Industries and Motorsports Association of India. Dr. Mallya has been the recipient of many prestigious awards and accolades, including being nominated to the Global Leaders of Tomorrow by the World Economic Forum, receiving the Légion d’ Honneur from the Government of France in 2008 and the Outstanding Business Leader Award from the Associated Chambers of Commerce and Industry of India in 2009. Dr. Mallya is currently serving as a member of the Upper House of the Indian Parliament for the second time. Dr. Mallya holds a Bachelor of Commerce degree from the University of Calcutta in India and an honorary Doctorate in Business Administration from California Southern University, Santa Ana. Dr. Mallya’s knowledge and expertise in the global alcoholic beverage industry were significant in his selection as a member of the Board as well as his appointment as Chairman of the Board.

Mr. Jerome G. Merchant became a Director of the Company in October 1997 and was Chief Financial Officer of the Company from November 1997 to October 1998. Mr. Merchant served as the Strategic Planning Consultant to the Chairman’s Office of the Company from July 1996 until January 2007. Mr. Merchant is a Managing Director with Kinetic Advisors, LLC, a boutique mid-market investment advisory company. He has over 20 years of experience in investment banking and capital raising transactions. Previously, he held executive positions at McGladrey Capital Markets, Citigroup and MetLife Investors. Mr. Merchant has advised the investment division and clients of Citibank and Smith Barney, amongst others. In executive and strategic planning capacities, he has advised public and private companies and institutional and high-net worth investors. Between April 1993 and December 2003, Mr. Merchant served in various senior capacities for Cal Fed Investments, a wholly owned subsidiary of Cal Fed Bank. Previously, Mr. Merchant directed the west coast capital raising for a private equity group focused on equity oriented management buyouts and strategic acquisitions. He received his B.S. degree in Managerial Economics-Finance from the University of California, Davis. Mr. Merchant’s expertise in capital raising and financial markets contributed to his selection as a member of the Board.

Mr. Mahadevan Narayanan joined the company in 2001 as Secretary and Chief Financial Officer. Before joining the Company, he served the UB Group (including affiliates of the Company) in India for 17 years as part of the management team in various financial and accounting capacities. Immediately prior to joining the Company, Mahadevan Narayanan was employed as Senior Manager of Accounting Services of Herbertsons Ltd. for six years. He holds a Bachelor of Science degree in Mathematics from Madurai Kamaraj University in India and is an Associate member of the Institute of Chartered Accountants of India.

Mr. Sury Rao Palamand became a director of MBC in January 1998. Dr. Palamand is a director and partner of Summit Products, Inc., a beverage development and consulting company serving the food and beverage industry. He is also a director and partner in the Historic Lemp Brewery and is involved in the development of microbreweries and brewpubs, and in the restoration of historic buildings. Dr. Palamand has over 40 years of experience in the brewing industry and has published numerous scientific and technical papers on beer and other fermented beverages in various technical journals in the United States and abroad. He is an associate member of the Institute of Brewing, London and is a member of several brewing organizations in the United States. In addition, Dr. Palamand possesses technical and technological expertise in wine making as well as in the development of soft drinks. Prior to joining the Company as a director, Dr. Palamand served as Director of Beer and New Beverage Development at Anheuser-Busch Companies, Inc. Dr. Palamand holds a Bachelor of Science degree from the University of Mysore, India, a Master of Science degree in Applied Chemistry from the University of Bombay, India and a Masters degree in Food Microbiology and a Ph.D. degree in Food and Flavor technology from Ohio State University, Columbus, Ohio. Dr. Palamand is listed in the MARQUIS WHO’S WHO in America and in the WHO’S WHO in the Midwest. In particular, Mr. Palamand’s technical expertise in fermented beverages was an important criteria in his selection as a member of the Board.

Mr. Kent D. Price became a director in January 1998. Kent Price is a founder and President of Parker Price Venture Capital. Mr. Price was a Rhodes Scholar at Oxford University, attended the University of Montana, the University of California, Los Angeles and Harvard Business School. Mr. Price is a member of the board of directors of the University of Montana and served on its Foundation and Investment Committee. Mr. Price is the chairman of Fluid Inc., a technology enhanced service company that is a leader in the development of eCommerce sites. Mr. Price has extensive operational experience, including as Chief Executive Officer of The Chloride Group, a global battery company, Chief Executive Officer of the Bank of San Francisco, General Manager of Banking, Finance and Securities Group at IBM, Chief Financial Officer at the Bank of New England, Executive Vice President of the Bank of America and a senior officer at Citibank. He has lived and worked in England, Germany, Ireland, Nigeria, Ivory Coast, Taiwan, Hong Kong, Japan and Singapore as well as the United States. He has served on various boards of directors of companies based in the UK, India, South Africa, Hong Kong, Taiwan, China and the United States. Mr. Price served on the board of directors of UBICS (a NASDAQ listed company). Mr. Price served as a Captain in the United States Air Force. Mr. Price’s banking and financial expertise was important in his selection as a member of the Board.

Mr. Yashpal Singh became a director of MBC in October 1997 and served as the Company’s Executive Vice President and Chief Operating Officer beginning in April 1998. Mr. Singh became the Company’s President in January 2000 and its Chief Executive Officer in January 2005. From May 1997 to March 1998, Mr. Singh served as Executive Vice-President- Operations for UBA, one of MBC’s major shareholders. Between 1964 and 1990, Mr. Singh served in various capacities including as Head Brewer and Chief Executive Officer of a large alcoholic beverage corporation in India. Between 1990 and 1997, Mr. Singh also served as Senior Vice President-Operations for United Breweries Ltd., an Indian Corporation, where he was responsible for the operations of 12 breweries, the establishment of new green-field projects, and technical and operational evaluations of potential acquisition opportunities worldwide. Mr. Singh holds a Bachelor’s degree in Science from Punjab University in India, a Diploma in Brewing from the Institute of Brewing and Distilling in London and has extensive training in the fields of Brewing, Malting, and Mineral Water Technology. Mr. Singh is an Associate member of the Institute of Brewing, London, a member of the Master Brewers Association of America, and is a former executive member of the Managing Committee of the All India Brewer’s Association. Mr. Singh has over 48 years of varied experience in the brewing industry. Mr. Singh’s long standing technical and management expertise in brewing led to his selection as a member of the Board.

FAMILY RELATIONSHIPS

Joseph Cannata is the son-in-law of Scott Heldfond.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on our review of the Forms 3, 4 and 5 furnished to us during and with respect to fiscal year 2015, we are not aware of any untimely filing by a director, officer, or greater than 10% beneficial owner of the reports required by Section 16(a) of the Exchange Act during our most recent fiscal year.

AUDIT COMMITTEE

We have a separately-designated standing Audit/Finance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. James H. Grossman, Scott R. Heldfond, Jerome G. Merchant and Kent D. Price serve as the committee members of the Audit/Finance Committee.

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

Corporate Governance

Director Independence

The Board has determined that the following directors qualify as “independent” in accordance with the published listing requirements of NASDAQ: Mr. Cannata, Mr. Grossman, Mr. Heldfond, Mr. Laybourn, Mr. Palamand, Mr. Merchant and Mr. Price. Mr. Singh is not “independent” because he is an employee of MBC. Dr. Mallya is not independent since he has received payments in excess of the applicable threshold from the Company during the last three (3) years. Prior to 2007, Mr. Merchant provided certain consulting services to the Company, however, given the timing and nature of such services as well as the amount of compensation provided in relation thereto, the Board has determined that Mr. Merchant now meets the criteria for being an “independent director”.

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

Board of Directors’ and Committee Meetings

During the fiscal year ended December 31, 2015, the Board of Directors held two meetings and the Audit/Finance Committee held six meetings. One director did not attend one meeting of the Board of Directors and no director attended fewer than 75% of the meetings of any committees of which such Director was a member.

Listed below are the committees of the Board of Directors, along with the names of the Directors who served as members of each committee during 2015.

Audit/Finance Committee. The Board of Directors has a standing Audit/Finance Committee.

Messrs. Merchant, Price (Chair), and Heldfond served as the members of the Audit/Finance Committee (established in accordance with Section 3(a)(58)(A) of the Exchange Act) for the fiscal year ended December 31, 2015. This committee met six times during fiscal year 2015. Effective November 10, 2015, Mr. James Grossman was appointed as a member of this committee. The Audit/Finance Committee reviews, acts on, and reports to the Board of Directors with respect to various auditing, accounting and finance matters, including the selection of the Company’s auditors, the scope of the annual audits, the fees to be paid to the auditors, the performance of the Company’s auditors, and the accounting practices of the Company. In the judgment of MBC’s Board of Directors, the members of the Committee are “independent,” as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules and also meet the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Exchange Act. The Board has determined that Mr. Price qualifies as an “audit committee financial expert” under SEC rules.

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

Compensation Committee. Messrs. Heldfond (Chair), Price, and Laybourn served as the members of MBC’s Compensation Committee for the full fiscal year ended December 31, 2014, and effective November 10, 2015, Mr. Joseph Cannata was appointed as a member of this committee. The Compensation Committee considers all matters of compensation with respect to the chief executive officer, president, any vice president, and any other senior executive, and makes recommendations to the Board of Directors regarding the compensation of such persons. The Compensation Committee also makes determinations with respect to the granting of stock awards to directors who are also employees of MBC. In the judgment of MBC’s Board of Directors, the members of the Compensation Committee are “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the annual compensation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), who are the only MBC employees whose total compensation exceeded $100,000 during the fiscal year ended December 31, 2015.

Neither of these executive officers has been issued equity shares or stock options as compensation to date.

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)*	Total ($)
(a)	(b)	(c)	(d)	(i)	(j)
Yashpal Singh President and Chief Executive Officer	2015	311,600	30,500	16,800	358,900
	2014	304,000	30,500	22,300	356,800

Mahadevan Narayanan Chief Financial Officer and Corporate Secretary	2015	181,100	18,200	14,000	213,300
	2014	181,100	18,200	12,700	212,000

* Other compensation includes use of a company vehicle, vacation reimbursement, health benefits for such executive officers and their respective immediate dependent family members, and, with respect to the Chief Executive Officer only, life insurance benefits.

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

We have entered into an Employment Agreement with our Chief Executive Officer that sets forth the terms of his employment and provides for certain benefits. The term of the agreement was extended to June 30, 2016. We do not currently have an employment agreement in place with our Chief Financial Officer. We do not have any severance payment arrangements other than with the Chief Executive Officer and Chief Financial Officer. We have agreed to reimburse travel expenses for the Chief Executive Officer and his family to return to their home country upon the termination of the Chief Executive Officer’s employment with us. In addition, if the Chief Executive Officer is terminated either with or without cause without 12 months’ notice, he is entitled to be paid an amount equal to twelve months of his base salary. We do not have any payment arrangements that would be triggered by a “change in control” of MBC. Additionally, if the Chief Financial Officer is terminated either with or without cause without 12 months’ notice, he is entitled to be paid an amount equal to twelve months of his base salary. We do not have any payment arrangements that would be triggered by a “change in control” of MBC.

Total compensation for the Chief Executive Officer and Chief Financial Officer consists of base salary, annual cash bonus payments, health care benefits for each such officer and his immediate dependent family members, use of a company vehicle, vacation reimbursement and, with respect to the Chief Executive Officer only, life insurance.

Elements of Compensation

MBC selected elements of compensation to provide incentives for its executive officers to relocate to the United States from India. In so doing, MBC reviewed the compensation packages of its executive officers at their prior positions in India, so that comparable packages could be provided.

Base Salary

The Compensation Committee reviews executive officers’ base salaries on an annual basis. Given our stock performance and financial situation, there is currently no salary component directly tied to our stock price or to our financial performance. Effective as of January 1, 2012, the Compensation Committee recommended and the Board of Directors increased the annual base salary of the Chief Executive Officer and the Chief Financial Officer to $304,000 and $181,100 respectively. Effective October 1, 2015,the base salary of the Chief Executive Officer was increased to $334,400 by merging his annual cash bonus element into his base salary. No adjustments have been made to the salary of Chief Financial Officer during fiscal year 2015.

Annual Cash Bonus

The compensation packages for the Chief Executive Officer and the Chief Financial Officer also contain a component providing for payment of annual cash bonuses. Given MBC’s past working capital constraints, the Compensation Committee historically determined that a percentage of the cash compensation of the executive officers would be in the form of annual cash bonuses that could be disbursed following the completion of the applicable fiscal year. In the past few years approximately 10% of the cash compensation paid to each of the Chief Executive Officer and the Chief Financial Officer was paid in the form of a bonus rather than as salary. Effective October 1, 2015, the annual cash bonus element of the Chief Executive Officer was merged with his base salary.

Perquisites and Personal Benefit

In addition to salary and annual bonus, the total compensation of our Chief Executive Officer and Chief Financial Officer includes perquisites and personal benefits. The types of perquisites and personal benefits awarded to such officers were determined when each such officer commenced employment with us and are substantially of the same nature as the perquisites provided to such executive officer by previous employers. The perquisites available to the executive officers consist of: use of a company vehicle, health care benefits for the executive officer and his immediate family, reimbursement of certain specified vacation expenses and life insurance.

Equity Plans

We do not currently maintain any equity compensation plans for or provide any form of equity compensation to our executive officers.

Severance

On August 27, 2009, we entered into a Separation and Severance Agreement (the “Separation Agreement”) with Mr. Yashpal Singh, our President and Chief Executive Officer.

Pursuant to the terms of the Separation Agreement, upon Mr. Singh’s (i) termination of employment for Good Reason (as defined in the Separation Agreement), (ii) termination of employment at the end of the employment term, (iii) death, (iv) disability or (v) termination by us without Cause (as defined in the Separation Agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of (x) 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by (y) the number of years (on a pro-rated basis) he had been employed by us at the Termination Date (as defined in the Separation Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Singh’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). In addition, we agreed to pay COBRA premiums for Mr. Singh and his spouse until the earlier of (i) the effective date on which he obtains comparable health insurance from a subsequent employer or (ii) eighteen (18) months following his Termination Date. Mr. Singh shall also be entitled to accrued salary, vacation time and benefits as set forth in Mr. Singh’s employment agreement.

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

For purposes of illustrating the potential amounts payable to Mr. Singh under the Separation Agreement, assuming a termination date of March 31, 2016, Mr. Singh would receive the following approximate amounts of compensation for the applicable triggering event: termination by the Company for Cause - $319,200; completion of term of Employment Agreement - $798,100 plus COBRA payments; termination due to disability or death - $798,100 plus COBRA payments; termination by Mr. Singh for Good Reason - $798,100 plus COBRA payments; or termination by the Company without Cause - $1,117,300 plus COBRA payments.

Except for the Employment Agreement and Separation Agreement with Mr. Singh and a similar arrangement (described below) with Mr. Mahadevan Narayanan, the Company’s Chief Financial Officer and Secretary, MBC does not currently maintain any other retirement plans nor provide any post-retirement benefits to any employee or executive officer.

The Company does not currently have an employment agreement in place with its Chief Financial Officer, but may enter into an employment agreement with such executive officer in the future.

Pursuant to a resolution adopted on September 10, 2013 by the Company’s Board of Directors, we entered into a Separation and Severance Agreement (the “CFO Separation Agreement”) with Mr. Mahadevan Narayanan, our Chief Financial Officer and Secretary on April 12, 2016.

Pursuant to the terms of the Separation Agreement, upon Mr. Narayanan’s (i) termination of employment for Good Reason (as defined in the Separation Agreement), (ii) termination of employment at the end of the employment term, (iii) death, (iv) disability or (v) termination by us without Cause (as defined in the Separation Agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of (x) 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by (y) the number of years (on a pro-rated basis) he had been employed by us at the Termination Date (as defined in the Separation Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Narayanan’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). In addition, we agreed to pay COBRA premiums for Mr. Narayanan and his spouse until the earlier of (i) the effective date on which he obtains comparable health insurance from a subsequent employer or (ii) eighteen (18) months following his Termination Date.

If Mr. Narayanan’s employment is terminated without Cause, in addition to the severance payment described above, he shall also receive either (i) 365 days prior written notice or (ii) a lump sum payment equal to twelve (12) months of his base salary at the rate in place at the Termination Date (the “Notice Payment”).

In case of Mr. Narayanan’s resignation without Good Reason, he shall be entitled to accrued salary, vacation time and benefits set forth in his employment agreement but shall not be entitled to the severance payment or the Notice Payment.

If Mr. Narayanan is terminated by us for Cause, he shall be entitled to (i) accrued salary, vacation time and benefits through the Termination Date and (ii) if we do not provide Mr. Narayanan at least twelve (12) months prior notice, the Notice Payment. Mr. Narayanan shall not be entitled to the severance payment in case of termination by MBC for Cause.

Payments due to Mr. Narayanan under the Separation Agreement shall be paid in equal monthly installments by the Company over a 20 month period. The receipt of payments is contingent on Mr. Narayanan executing a release of claims for the benefit of the Company.

For purposes of illustrating the potential amounts payable to Mr. Narayanan under the Separation Agreement, assuming a termination date of March 31, 2016, Mr. Narayanan would receive the following approximate amounts of compensation for the applicable triggering event: termination by the Company for Cause - $181,100; termination due to disability or death - $452,800 plus COBRA payments; termination by Mr. Narayanan for Good Reason - $452,800 plus COBRA payments; or termination by the Company without Cause - $633,900 plus COBRA payments.

DIRECTORS’ COMPENSATION FOR THE YEAR 2015

Dr. Vijay Mallya, Chairman of the Board, is paid $120,000 per year by MBC for services rendered as Chairman, and £89,600 per year (approximately $136,900 in United States dollars at the average exchange rate for the year 2015) by UBIUK for promoting our products in the Foreign Territory outside the United Kingdom.

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

	Fees Earned or Paid in Cash		Total
Name	($)		($)
(a)	(b)		(h)
Joseph Cannata	5,000	#	5,000
James Grossman	6,250	##	6,250
Scott Heldfond	31,500	*	31,500
Michael Laybourn	19,500	**	19,500
Dr. Vijay Mallya	256,900		256,900
Jerome Merchant	25,750	^	25,750
Sury Rao Palamand	18,250	^^	18,250
Kent Price	31,500	@	31,500

#	Fee for attending one Board meeting calculated at $1,250 per meeting and prorated fixed annual retainer of $3,750. Fees earned for the year 2015 were not paid. Such unpaid fees are accrued and to be paid in the future out of available cash.

##	Fee for attending one Board meeting and one committee meeting calculated at $1,250 per meeting and prorated fixed annual retainer of $3,750. Fees earned for the year 2015 were not paid. Such unpaid fees are accrued and to be paid in the future out of available cash.

*	Fee for attending two Board meetings and six committee meetings calculated at $1,250 per meeting, $15,000 fixed annual retainer, $2,000 additional fixed retainer and $4,500 for acting as Chairman of Compensation Committee. $9,375 of the fees earned for the year 2013 and $30,250 of the fees earned for the year 2014 were not paid and no payment was made for the fees earned during 2015. Such unpaid fees are accrued and to be paid in the future out of available cash.

**	Fee for attending two Board meetings at $1,250 per meeting, fixed annual retainer of $15,000 and $2,000 additional fixed retainer. $5,750 of the fees earned for the year 2013 and $17,050 of the fees earned for the year 2014 were not paid and no payment was made for the fees earned during 2015. Such unpaid fees are accrued and to be paid in the future out of available cash.

^	Fee for attending two Board meetings and five committee meetings calculated at $1,250 per meeting, $15,000 fixed annual retainer and $2,000 additional fixed retainer. $8,250 of the fees earned for the year 2013 and $24,500 of the fees earned for the year 2014 were not paid and no payment was made for the fees earned during 2015. Such unpaid fees are accrued and to be paid in the future out of available cash.

^^	Fee for attending one Board meeting at $1,250 per meeting, fixed annual retainer of $15,000 and $2,000 additional fixed retainer. $5,750 of the fees earned for the year 2013 and $18,250 of the fees earned for the year 2014 were not paid and no payment was made for the fees earned during 2015. Such unpaid fees are accrued and to be paid in the future out of available cash.

@	Fee for attending two Board meetings and six committee meetings calculated at $1,250 per meeting, $15,000 fixed annual retainer, $2,000 additional fixed retainer and $4,500 for acting as Chairman of Audit Committee. $16,750 of the fees earned for the year 2013 and $30,250 of the fees earned for the year 2014 were not paid and no payment was made for the fees earned during 2015. Such unpaid fees are accrued and to be paid in the future out of available cash

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Cannata, Heldfond (Chair), Laybourn and Price served on MBC’s Compensation Committee for the fiscal year ended December 31, 2015. Mr. Laybourn served as MBC’s President from inception in 1983 through December 1999 and its Chief Executive Officer from inception until October 1997. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with Management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on the Compensation Committee’s review of and discussions with Management with respect to the Compensation Discussion and Analysis, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in MBC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The Compensation Committee

Scott R. Heldfond ( Chair )

Joseph Cannata

Michael Laybourn

Kent D. Price

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding Securities Authorized for Issuance under Equity Compensation Plans is provided in Item 5 above.

The following table sets forth certain information known to the Company regarding the beneficial ownership of MBC’s Common Stock and Series A Preferred Stock as of February 29, 2016, for each shareholder known by us to own beneficially 5% or more of the outstanding shares of our Common Stock or Series A Preferred Stock:

Security Ownership of Certain Beneficial Owners
Name and Address	Amount and Nature of Beneficial Ownership (1)		Percent of Class
COMMON STOCK
United Breweries of America, Inc. 700 Larkspur landing Circle, Suite 208 Larkspur, CA 94939	3,087,818	(2)	24.5%
Inversiones Mirabel S.A. Hong Kong Bank Building 6th Floor, Samuel Lewis Avenue P O Box 6-4298, El Dorado Panama City, Panama	5,500,000		43.6%
United Breweries (Holdings) Limited. 100/1, Richmond Road, Bangalore - 560 025, India	8,587,818	(2),(3)	68.1%
Vijay Mallya United Breweries of America, Inc. 700 Larkspur landing Circle, Suite 208 Larkspur, CA 94939	8,587,818	(4)	68.1%

(1) Applicable percentages of ownership are based on 12,611,133 shares of Common Stock outstanding as of March 23, 2016.

(2) Does not include 2,482,400 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA under a Master Line of Credit Agreement (For additional information, see “Item 13. Certain Relationships and Related Transactions”). UBHL is the ultimate beneficiary of substantially all of the shares owned by both UBA and Inversiones.

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

(4) Includes all shares indirectly held by UBHL. Does not include 2,482,400 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnote (2) above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

The following table sets forth certain information known to the Company regarding the beneficial ownership of MBC’s Common Stock and Series A Preferred Stock as of February 29, 2016, for each director, each executive officer, and all directors and executive officers of MBC as a group. Except as otherwise noted, we believe that the beneficial owners of the Common Stock and Series A Preferred Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Security Ownership of Management
COMMON STOCK	Amount and Nature of Beneficial Ownership		Percent of Class (1)
Joseph Cannata	—		—
James Grossman	—		—
Scott R. Heldfond	257,275		2.0%
H. Michael Laybourn	492,221		3.9%
Vijay Mallya	8,587,818	(2)	68.1%
Jerome G. Merchant	290,530		2.3%
Mahadevan Narayanan	—		—
Sury Rao Palamand (3)	332,110		2.6%
Kent D. Price	428,401		3.4%
Yashpal Singh	—		—
All Directors and executive officers as a group (10persons)	10,388,355		82.4%

SERIES A PREFERRED STOCK
H. Michael Laybourn	6,100		2.7%
All Directors and executive officers as a group (10persons)	6,100		2.7%

*Amount represents less than 1% of the outstanding securities of the class.

(1) Applicable percentages of ownership are based on (i) 12,611,133 shares of Common Stock outstanding as of March 23, 2016 and (ii) 227,600 shares of Series A Preferred Stock outstanding as of March 23, 2016.

(2) Includes all shares indirectly held by UBHL. Does not include 2,482,400 shares issuable to UBA upon conversion of certain convertible notes issued by MBC to UBA described in footnote (2) of Table 1 above. Dr. Mallya disclaims beneficial ownership of the reported securities except to the extent of his pecuniary interest therein.

(3) Shares are held by a revocable trust for the benefit of Mr. Palamand’s immediate family and lineal descendants. Mr. Palamand serves as the trustee of the trust.

CHANGES IN CONTROL

There are no arrangements currently known to us which may result in a change in control of our Company at a future date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since the beginning of fiscal year 2012, we were a participant in the following transactions in which (i) the amount involved exceeded the lesser of (A) $120,000, or (B) one percent of the average of our total assets at year-end for the last two completed fiscal years and (ii) a related person had or will have a direct or indirect material interest:

UBA Line of Credit

On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide us with a line of credit in a principal amount of up to $1,600,000. We have executed an Extension of Term of Notes under the Master Line of Credit Agreement (the “Extension Agreement”) with UBA. The UBA Notes have been extended until June 2012 with automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. No notice of election not to extend the term was received prior to the expiration of the period ending June 30, 2015, so the current term has been extended until June 30, 2016.

We have issued thirteen (13) promissory notes to UBA pursuant to the Credit Agreement between the Company and UBA and one note on substantially similar terms to UBA, but unrelated to the Credit Agreement, between September 1999 and March 2005. On December 28, 2001, we entered into a Confirmation of Waiver with UBA which confirmed that as of August 13, 2001, UBA waived its rights with regard to the conversion rate protection set forth in the UBA Notes then outstanding. Such waiver does not apply to the single note issued to UBA on March 2, 2005 that was not related to the Credit Agreement. The aggregate outstanding principal amount of the UBA Notes as of December 31, 2015 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,764,700, for a total amount due of $3,680,100.

The outstanding principal amount of the notes and the unpaid interest thereon may be converted, at UBA’s discretion, into shares of our unregistered Common Stock at a conversion rate of $1.50 per share for the notes issued pursuant to the Credit Agreement and $1.44 for the note issued on March 2, 2005. As of December 31, 2015, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,471,800 shares of our Common Stock.

As of February 29, 2016, the aggregate outstanding principal amount of the UBA Notes was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,780,500. As of February 29, 2016, the entire amount of the outstanding principal and accrued but unpaid interest owed with respect to the UBA Notes was convertible into approximately 2,482,400 shares of our Common Stock. As of February 29, 2016, UBA beneficially owns approximately 24.5% of our outstanding Common Stock (excluding any shares issuable upon the conversion of the notes issued to UBA). Our Chairman, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBA. During each of fiscal years 2015 and 2014, the largest aggregate amount of principal outstanding was $1,915,400. No principal or interest was paid during fiscal year 2015 or 2014.

License Agreement

In July 2001, we entered into a Kingfisher Trademark and Trade Name License Agreement with Kingfisher America, Inc., a Delaware corporation affiliated with UB Limited, pursuant to which we obtained a royalty-free, exclusive license to use the Kingfisher trademark and trade name in connection with the brewing and distribution of beer in the United States. This agreement will remain in effect for as long as the Distribution Agreement (described below) between UBIUK and KBEL remains in effect. The Distribution Agreement is scheduled to expire in October 2018. The Company has negotiated arrangements with Kingfisher America to continue to brew and distribute beer in the United States using the Kingfisher trademark pursuant to the License Agreement. If the Company cannot obtain the right to continue to brew and distribute beer using the Kingfisher trademark on commercially reasonable terms, our results of operations, cash flows and financial position may be materially adversely affected.

Because our Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UB Limited, the transactions represented by this license agreement may be deemed to be related party transactions.

The dollar value of the license agreement cannot be accurately estimated.

Distribution Agreement

UBIUK entered into a Distribution Agreement with its wholly-owned subsidiary KBEL on October 9, 1998. Under this agreement, which was subsequently amended by a Supplemental Agreement dated as of October 24, 2001 and a deed of variation dated March 11, 2013 and effective October 9, 2013 (together, the “Distribution Agreement”), UBIUK granted KBEL an exclusive sublicense for the distribution of all lager and other beer products brewed or prepared for sale in the Foreign Territory, and a sublicense to use the Kingfisher trademark and trade name, to manufacture, package, market, distribute, and sell beer and other products using the Kingfisher trademark and logo, and to enter into the Brewing License Agreement described below. The Distribution Agreement, which also requires KBEL to pay UBIUK a royalty fee of 50 British pence (approximately $0.82 at the average exchange rates in effect during fiscal year 2015) for every 100 liters (26 gallons) of beer brewed for sale in the Foreign Territory, will expire, with respect to the Foreign Territory sublicense, in October 2018. The royalty due to UBIUK for the year 2015 was approximately $61,000 and for the year 2014 was approximately $67,700.

Brewing License Agreement

Effective October 26, 2001, MBC entered into a Brewing License Agreement with KBEL in the United States, under the terms of which KBEL granted us an exclusive license to brew and distribute Kingfisher Premium Lager, in exchange for a royalty, payable to KBEL, of eighty cents ($0.80) for each case of Kingfisher Premium Lager sold by us under this agreement. The Brewing License Agreement expires pursuant to its terms in October 2018. Pursuant to a deed of variation, after October 9, 2013, the royalty payable to KBEL was reduced to $0.56 per US barrel. The royalty due to KBEL pursuant to the Brewing License Agreement for the year 2015 was approximately $6,800 and for the year 2014 was approximately $6,400.

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

Commencing October 9, 2013, the Brewing Agreement subcontracted to HUK the exclusive right to manufacture, package and supply Kingfisher beer for sale in the United Kingdom and to manufacture and package Kingfisher beer for export by KBEL to Europe (excluding Germany) for a period of five years whereupon the Brewing Agreement will automatically terminate. In addition, under the Brewing Agreement, in exchange for royalty payments to KBEL, HUK received the right to be the sole and exclusive reseller of the Product (as defined in the Brewing Agreement) to certain customers. If HUK fails to sell a specified amount to such customers, KBEL will be entitled to withdraw such exclusivity upon the terms provided in the Brewing Agreement. KBEL will continue to sell the Product purchased from HUK to certain wholesale and on trade customers in the United Kingdom. HUK is entitled to terminate the Brewing Agreement on thirty days’ notice upon a change of control of KBEL, or immediately upon the occurrence, and failure to rectify within 30 days, of an Event of Default or Potential Event of Default (as such terms are defined in the HUK Loan Agreement, described below). KBEL purchased beer from HUK for the amount of $11,713,300 during the year 2015 and $12,884,700 in the year 2014. Royalty fees receivable from HUK in 2015were $68,700 and in 2014 were $61,800.

HUK Loan Agreement

On April 18, 2013, KBEL entered into a loan agreement with HUK pursuant to which HUK provided KBEL with a secured term loan facility of £1,000,000 on October 9, 2013. The loan has to be repaid in twelve equal quarterly installments commencing from January 9, 2014. Interest on the loan will accrue from day to day and is calculated on the basis of the actual number of days elapsed and a year of 365 days. Such interest is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an Event of Default, as defined in the loan agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-Licence Agreement described and defined below. The largest amount of principal outstanding under the loan agreement in 2015 and 2014 was £666,700 and £1,000,000 respectively. The amount of principal outstanding as of March 27, 2016 was £250,000. Principal and interest repayments in 2015 were £333,300 and £25,400 respectively. Principal and interest repayments in 2014 were £333,300 and £56,900 respectively.

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

MBC received a letter dated November 11, 2013 from UBHL, MBC’s indirect majority shareholder, dated November 11, 2013. The chairman of MBC’s Board, Dr. Vijay Mallya, is also the chairman of the board of directors of UBHL. In the letter, UBHL sets forth its understanding that its investment in MBC will allow MBC to reach certain goals. In light of such understanding, UBHL is willing to commit to invest $2,000,000 in MBC in four installments to be paid every six months over a two year period. The letter does not state definitive terms for the proposed investment. Pursuant to this letter, UBHL will consider additional investment based on a business plan to be provided by MBC.

On January 22, 2014, MBC issued a promissory note to Catamaran in the principal amount of $500,000. Catamaran Holdings, Ltd., the sole shareholder of Catamaran, has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the board of directors of the Company is also the Chairman of the board of directors of UBHL. On April 24, 2014, the Company issued another note to Catamaran in the principal amount of $500,000 on terms similar to the note issued on January 22, 2014. On February 5, 2015, the Company issued a third note to Catamaran in the principal amount of $500,000 on terms similar to the notes issued earlier. On June 30, 2015, the Company issued a fourth note to Catamaran in the principal amount of $500,000 on terms similar to the notes issued earlier, the proceeds of which were received by the Company on July 6, 2015.

Pursuant to the terms of each note, MBC promises to pay the principal sum with accrued interest, as described below, to Catamaran within six months following the date of each note, subject to the receipt by MBC of a Shareholder Investment in an amount sufficient either (a) to pay all the notes through Permitted Payments, as defined below, or (b) to pay all the notes together with certain existing obligations of MBC to MB Financial pursuant to the Credit and Security Agreement dated as of June 23, 2011 (as amended, modified or supplemented from time to time) among MBC, Releta, and MB Financial in full. “Permitted Payments” are payments made from the Shareholder Investment.

On March 14, 2016, a fifth note was issued by the Company in the principal amount of $325,000 to Catamaran on terms substantially similar to the previous notes, except that the definition of “Permitted Payment” was revised to mean, for purposes of this fifth note, a payment made from a bridge loan by the Company’s majority shareholder in excess of $600,000. On March 30, 2016, a sixth note was issued by the Company in the principal amount of $75,000 to Catamaran on terms substantially similar to the fifth note.

Pursuant to the terms of the fifth and sixth notes, the Company promises to pay the principal sum of $325,000 and $75,000 respectively with accrued interest, as described below, to Catamaran within six months following the dates of the such notes, subject to the receipt by the Company of a bridge loan from its majority shareholder (the “Shareholder Loan”) in an amount sufficient either (a) to pay such notes through Permitted Bridge Loan Payments, or (b) to pay both the notes and certain existing obligations of the Company to the Lender in full.

If MBC is not able to satisfy its obligations on any Catamaran Note within six month following the date of such Catamaran Note, the Catamaran Note shall be automatically extended for additional six month terms until a Permitted Payment (for the first through fourth notes) or Permitted Bridge Loan Payment (for the fifth and sixth notes), as the case may be, can be made or such note is otherwise paid. Interest shall accrue from the date of the Catamaran Note on the unpaid principal at a rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America Corporation in San Francisco, California, or (ii) ten percent (10%) per annum, until the principal is fully paid.

The Catamaran Notes may be prepaid without penalty at the option of MBC; however, no payments on the Catamaran Note may be made unless such payment is a Permitted Payment (the first through fourth notes), Permitted Bridge Loan Payment (the fifth and sixth notes), as the case may be, or certain existing obligations of MBC to MB Financial pursuant to the Agreement have been satisfied in full. The Catamaran Notes may not be amended without the prior written consent of MB Financial.

No interest has yet been paid on the Catamaran Notes; the largest aggregate amount of principal outstanding under the Catamaran Notes as of December 31, 2015 and 2014 were $2,000,000 and $1,000,000 respectively. As of March31, 2016,the amount of principal outstanding was $2,400,000.

DIRECTOR INDEPENDENCE

The Board has determined that the following directors qualify as “independent” in accordance with the published listing requirements of NASDAQ: Mr. Cannata, Mr. Grossman, Mr. Heldfond, Mr. Laybourn, Mr. Palamand, Mr. Merchant and Mr. Price. Mr. Singh is not “independent” because he is an employee of MBC. Dr. Mallya is not independent since he has received payments in excess of the applicable threshold from the Company during the last three (3) years. Prior to 2007, Mr. Merchant provided certain consulting services to the Company, however, given the timing and nature of such services as well as the amount of compensation provided in relation thereto, the Board has determined that Mr. Merchant meets the criteria for being an “independent director”.

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

COMPANY RELATIONSHIPS

UBA and Inversiones own 24.5% and 43.6% of the outstanding shares of our Common Stock, respectively, as of February 29, 2016. UBA has also advanced us the principal amount of $1,915,400 under separate convertible notes. As of February 29, 2016 the principal amount outstanding on the notes together with the accrued interest was convertible into approximately 2,482,400 shares of our Common Stock. Because UBHL is the ultimate parent of both UBA and Inversiones, UBHL is the ultimate beneficiary of 68.1% the shares of our Common Stock. Refer to “Item 12 - Security ownership of certain beneficial owners and management and related stockholder matters” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Company has appointed RBSM, LLP (“RBSM”) as our independent auditors to perform the audit of our financial statements for fiscal year 2015 and fiscal year 2014.

AUDIT FEES. The aggregate fees billed by RBSM during the year 2015 and 2014 for the audit of our annual consolidated financial statements was $84,000 and $80,000 respectively. RBSM billed an additional $37,800 and $36,000 towards RBSM’s review of interim financial statements in connection with our Quarterly Reports on Form 10-Q for such years. The fees described in this paragraph represented approximately 89% of the total fees for services billed to us by RBSM during 2015 and 2014.

AUDIT RELATED FEES. RBSM did not bill us any amount in fees for assurance or related services in 2015 or 2014.

TAX FEES. The aggregate fees billed by RBSM during 2015 and 2014 for tax products and services related to the preparation of our tax returns other than those described in the foregoing paragraphs was $15,225 and $14,500 respectively. Such fees represented approximately 11% of the total fees for services rendered to us by RBSM during 2015 and 2014.

ALL OTHER FEES. RBSM did not bill us for any amount towards fees for services other than those mentioned above during the years 2015 and 2014.

All audit and other services performed by RBSM on our behalf are approved in advance by our Audit Committee.

All of the work done during the course of the audit of our 2015 Financial Statements was performed by full-time, permanent employees of RBSM.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	DOCUMENTS FILED AS PART OF THIS REPORT. The following documents are filed as part of this Report:

(1)	Audited financial statements and financial statement schedules

Report of RBSM, LLP, Independent Registered Auditors

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flow for the Years Ended December 31, 2015 and 2014

Notes to Financial Statements

(2)	FINANCIAL STATEMENT SCHEDULES. The financial statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K are listed above. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

(3)	LIST OF EXHIBITS

Exhibit Number		Description of Document

3.1	(T)	Articles of Incorporation of Mendocino Brewing Company, Inc. as amended.
3.2	(T)	Bylaws of Mendocino Brewing Company, Inc., as amended.
10.1		[Intentionally omitted]
10.2		[Intentionally omitted]
10.3	(A)	Wholesale Distribution Agreement between Mendocino Brewing Company, Inc. and Bay Area Distributing.
10.4		[Intentionally omitted]
10.5	(B)	Liquid Sediment Removal Services Agreement with Cold Creek Compost, Inc.
10.6		[Intentionally omitted]
10.7	(C)	Commercial Real Estate Purchase Contract and Receipt for Deposit (previously filed as Exhibit 19.2).
10.8	(D)	Commercial Lease between Stewart’s Ice Cream Company, Inc. and Releta Brewing Company LLC.
10.9		[Intentionally omitted]
10.10	(F)	Keg Management Agreement with MicroStar Keg Management LLC.
10.11	(G)	Agreement to Implement Condition of Approval No. 37 of the Site Development Permit 95-19 with the City of Ukiah, California (previously filed as Exhibit19.6).
10.12		[Intentionally omitted]
10.13		[Intentionally omitted]
10.14		[Intentionally omitted]
10.15	(I)	Hazardous Substances Certificate and Indemnity with the Savings Bank of Mendocino County.
10.16		[Intentionally omitted]
10.17		[Intentionally omitted]
10.18		[Intentionally omitted]
10.19	(K)	Investment Agreement with United Breweries of America, Inc.
10.20		[Intentionally omitted]
10.21	(K)	Registration Rights Agreement Among Mendocino Brewing Company, Inc., United Breweries of America, Inc., H. Michael Laybourn, Norman Franks, Michael Lovett, John Scahill, and Don Barkley.
10.22	(L)	Indemnification Agreement with Vijay Mallya.
10.23	(L)	Indemnification Agreement with Michael Laybourn.
10.24	(L)	Indemnification Agreement with Jerome Merchant.
10.25	(L)	Indemnification Agreement with Yashpal Singh.
10.27	(L)	Indemnification Agreement with Robert Neame.
10.28	(L)	Indemnification Agreement with Sury Rao Palamand.
10.29	(L)	Indemnification Agreement with Kent Price.
10.30		[Intentionally omitted]
10.31		[Intentionally omitted]
10.32		[Intentionally omitted]
10.33		[Intentionally omitted]
10.35	(O)	Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America Inc. dated August 31, 1999.
10.36	(O)	Convertible Note in favor of United Breweries of America Inc. dated Sept. 7, 1999.
10.37	(P)	Convertible Note in favor of United Breweries of America Inc. dated October 21, 1999.
10.38	(P)	Convertible Note in favor of United Breweries of America Inc. dated November 12, 1999.
10.39	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 17, 1999.
10.40	(P)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 1999.
10.41	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 16, 2000.
10.42	(P)	Convertible Note in favor of United Breweries of America Inc. dated February 17, 2000.
10.43	(P)	Convertible Note in favor of United Breweries of America Inc. dated April 28, 2000.
10.44	(P)	First Amendment to Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated April 28, 2000.
10.45	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 11, 2000.
10.46	(Q)	Convertible Note in favor of United Breweries of America Inc. dated September 30, 2000.
10.47	(Q)	Convertible Note in favor of United Breweries of America Inc. dated December 31, 2000.
10.48	(Q)	Convertible Note in favor of United Breweries of America Inc. dated February 12, 2001.
10.49	(R)	Convertible Note in favor of United Breweries of America Inc. dated July 1, 2001.
10.50	(S)	Confirmation of Waiver Between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated as of December 28, 2001.

10.51	(S)	Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated February 14, 2002.
10.52	(T)	License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.53	(T)	Supplemental Agreement to License Agreement between United Breweries Limited and United Breweries International (U.K.), Limited.
10.54	(T)	Distribution Agreement between United Breweries International (U.K.), Limited. and KBEL, Ltd.
10.55	(T)	Supplemental Agreement to Distribution Agreement between United Breweries International (U.K.), Limited and KBEL, Ltd.
10.56	(T)	Market Development, General and Administrative Services Agreement between Mendocino Brewing Company, Inc. and KBEL, Ltd.
10.57	(T)	Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited. and KBEL, Ltd.
10.58	(T)	Supplemental Agreement to Contract to Brew and Supply Kingfisher Products among Shepherd Neame, Limited, United Breweries International (U.K.), Limited and KBEL, Ltd.
10.59	(T)	Loan Agreement between Shepherd Neame, Limited and KBEL, Ltd.
10.60	(T)	Brewing License Agreement between KBEL, Ltd. and Mendocino Brewing Company, Inc.
10.61	(T)	Kingfisher Trade Mark and Trade Name License Agreement between Kingfisher of America, Inc. and Mendocino Brewing Company, Inc.
10.62	(U)	First Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated November 13, 2002.
10.63	(U)	Second Amendment to Extension of Term of Notes Under Master Line of Credit Agreement between Mendocino Brewing Company, Inc. and United Breweries of America, Inc., dated March 31, 2003.
10.64		[Intentionally omitted]
10.65		[Intentionally omitted]
10.66	(W)	Third Amendment to Extension of Term of Notes under Master Line of Credit Agreement, dated August 14, 2003.
10.67		[Intentionally omitted]
10.69		[Intentionally omitted]
10.70	(Z)	Second Agreement dated October 9, 1998 between KBEL, Ltd. and Shepherd Neame, Ltd.
10.71		[Intentionally omitted]
10.72		[Intentionally omitted]
10.73		[Intentionally omitted]
10.74	(BB)	Convertible Promissory Note of Mendocino Brewing Company, Inc. in favor of United Breweries of America, Inc., dated March 2, 2005.
10.75		[Intentionally omitted]
10.76	(DD)	Invoice Discounting Agreement between The Royal Bank of Scotland Commercial Services Limited and KBEL Limited, dated April 26, 2005.
10.77		[Intentionally omitted]
10.78		[Intentionally omitted]
10.79	(EE)	[Intentionally omitted]
10.80	(EE)	[Intentionally omitted]
10.81		[Intentionally omitted]
10.82	(FF)	[Intentionally omitted]
10.83	(FF)	[Intentionally omitted]
10.84	(FF)	[Intentionally omitted].
10.85	(FF)	[Intentionally omitted]
10.86	(FF)	Fifth Amendment to Extension of Term of Notes Under Master Line of Credit Agreement, effective August 31, 2005.
10.87	(FF)	Sixth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective December 31, 2006.
10.88	(FF)	Second Amendment to Convertible Promissory Note, effective December 31, 2006.
10.89	(GG)	Seventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2007.
10.90	(GG)	Third Amendment to Convertible Promissory Note, effective June 30, 2007.

10.91	(HH)	Employment Agreement of Yashpal Singh (Management Contract).
10.92	(II)	Eighth Amendment to Extension of Term of Notes under Master Line of Credit Agreement, effective June 30, 2008.
10.93	(II)	Fourth Amendment to Convertible Promissory Note, effective June 30, 2008.
10.94	(JJ)	Directors’ Compensation Plan, as amended (Management Contract).
10.95	(KK)	Ninth Amendment to Extension of Term Notes under Master Line of Credit effective June 30, 2009.
10.96	(KK)	Fifth Amendment to Convertible Promissory Notes, effective June 30, 2009.
10.97	(LL)	Separation and Severance Agreement by and between the Company and Yashpal Singh, effective August 27, 2009 (Management Contract).
10.98	(MM)	Keg Management Agreement by and between MicroStar Keg Management, LLC and the Company effective September 1, 2009 † .
10.99	(NN)	Commercial Lease dated August 1, 2009 between Stewart’s Shop Corp. and Releta Brewing Company LLC.
10.100	(OO)	Tenth Amendment to Extension of Term Notes under Master Line of Credit Agreement, effective June 30, 2010.
10.101	(OO)	Sixth Amendment to Convertible Promissory Notes, effective June 30, 2010.
10.102	(OO)	Employment Agreement with Damon Swarbrick (Management Contract).
10.103		[Intentionally omitted]
10.104		[Intentionally omitted]
10.105		[Intentionally omitted]
10.106	(PP)	Credit and Security Agreement dated as of June 23, 2011 between Cole Taylor Bank, Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
10.107	(PP)	Seventh Amendment to Convertible Promissory Note effective June 30, 2011.
10.108	(PP)	Eleventh Amendment to Extension of Term of Notes under Master Line of Credit Agreement effective June 30, 2011.
10.109	(QQ)	Amended and Restated Directors’ Compensation Plan (Management Contract).
10.110	(RR)	Letter of Support issued on behalf of Kingfisher Beer Europe Limited by United Breweries (Holdings) Limited, dated March 2, 2012.
10.111	(SS)	Amended and Restated Directors’ Compensation Plan (Management Contract).
10.112	(TT)	First Amendment to Credit and Security Agreement effective March 29, 2013, by and among Cole Taylor Bank, Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
10.113	(TT)	Letter of Support issued on behalf of Kingfisher Beer Europe Limited by United Breweries (Holdings) Limited, dated March 22, 2013.
10.114	(UU)	Amendment dated as of March 11, 2013 to that certain License Agreement dated as of October 8, 1998 between United Breweries International (UK) Limited and United Breweries Limited (previously filed as Exhibit 10.1).
10.115	(UU)	Amendment dated as of March 11, 2013 to that certain Distribution Agreement dated as of October 9, 1998 between United Breweries International (UK) Limited and Kingfisher Beer Europe Limited (previously filed as Exhibit 10.2).
10.116	(UU)	Amendment dated as of March 11, 2013 to that certain Brewing License Agreement dated as of October 26, 2001 between Mendocino Brewing Company, Inc. and Kingfisher Beer Europe Limited (previously filed as Exhibit 10.3).
10.117	(VV)	Contract Brewing and Distribution Agreement between Heineken UK Limited and Kingfisher Beer Europe Limited, dated April 18, 2013.†
10.118	(VV)	Heineken Sub-License Agreement by and among Heineken UK Limited, United Breweries International (UK) Limited, Kingfisher Beer Europe Limited, and United Breweries Limited, dated April 18, 2013.†
10.119	(VV)	Loan Agreement between Heineken UK Limited and Kingfisher Beer Europe Limited, dated April 18, 2013.†
10.120	(WW)	Promissory Note of Mendocino Brewing Company, Inc., in favor of Catamaran Services, Inc., dated January 22, 2014.
10.121	(XX)	Promissory Note of Mendocino Brewing Company, Inc., in favor of Catamaran Services, Inc., dated April 24, 2014.
10.122	(YY)	Promissory Note of Mendocino Brewing Company, Inc., in favor of Catamaran Services, Inc., dated February 5, 2015
10.123	(ZZ)	Promissory Note of Mendocino Brewing Company, Inc., in favor of Catamaran Services, Inc., dated June 30, 2015

10.124	(AAA)	Promissory Note of Mendocino Brewing Company, Inc., in favor of Catamaran Services, Inc., dated March 14, 2016
10.125	(BBB)	Second Amendment to Credit and Security Agreement effective January 21, 2015, by and among MB Financial Bank, N.A., successor in interest to Cole Taylor Bank, Mendocino Brewing Company, Inc. and Releta Brewing Company, LLC.
10.126		Promissory Note of Mendocino Brewing Company, Inc., in favor of Catamaran Services, Inc., dated March 30, 2016
10.127		Separation and Severance Agreement between Mendocino Brewing Company, Inc. and Mahadevan Narayanan, dated April 12, 2016
14.1	(V)	Code of Ethics
21.1		Subsidiaries of the Registrant
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1		Certification of Chief Executive Officer Pursuant to U.S.C. 1350.
32.2		Certification of Chief Financial Officer Pursuant to U.S.C. 1350.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

† Certain portions have been omitted and have been filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 as promulgated under the Securities Exchange Act of 1934.

NOTES : Each Exhibit listed above that is annotated with one or more of the following letters is incorporated by reference from the following sources:

(A)	MBC’s Registration Statement dated June 15, 1994, as amended, previously filed with the Commission, Registration No. 33-78390-LA.
(B)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 1995.
(C)	MBC’s Quarterly Report on Form 10-QSB for the period ended March 31, 1995.
(D)	MBC’s Quarterly Report on Form 10-QSB/A No. 1 for the period ended September 30, 1997.
(F)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 1996.
(G)	MBC’s Quarterly Report on Form 10-QSB for the period ended September 30, 1995.
(I)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 1997.
(K)	Schedule 13D filed November 3, 1997, by United Breweries of America, Inc. and Vijay Mallya.
(L)	MBC’s Quarterly Report on Form 10-QSB for the period ended June 30, 1998.
(O)	Amendment No. 5 to Schedule 13D filed September 15, 1999, by United Breweries of America, Inc. and Vijay Mallya.
(P)	Amendment No. 6 to Schedule 13D filed May 12, 2000, by United Breweries of America, Inc. and Vijay Mallya.
(Q)	Amendment No. 7 to Schedule 13D filed February 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.
(R)	Amendment No. 8 to Schedule 13D filed August 22, 2001, by United Breweries of America, Inc. and Vijay Mallya.
(S)	MBC’s Current Report on Form 8-K filed as of February 19, 2002.
(T)	MBC’s Annual Report on Form 10-KSB for the period ended December 31, 2001.
(U)	Amendment No. 9 to Schedule 13D filed March 31, 2003, by United Breweries of America, Inc. and Vijay Mallya.
(V)	MBC’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(W)	Amendment No. 10 to Schedule 13D filed August 18, 2003 by United Breweries of America, Inc. and Dr. Vijay Mallya.

(Z)	MBC’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(BB)	MBC’s Current Report on Form 8-K filed as of March 8, 2005.

	(DD)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
	(EE)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.
	(FF)	MBC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
	(GG)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
	(HH)	MBC’s Annual Report on Form 10-K for the period ended December 31, 2007.
	(II)	MBC’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.
	(JJ)	MBC’s Annual Report on Form 10-K for the period ended December 31, 2008.
	(KK)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.
	(LL)	MBC’s Current Report on Form 8-K filed as of August 31, 2009.
	(MM)	MBC’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.
	(NN)	MBC’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.
	(OO)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.
	(PP)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2011.
	(QQ)	MBC’s Schedule 14A filed September 1, 2010.
	(RR)	MBC’s Annual Report on Form 10-K for the year ended December 31, 2011.
	(SS)	MBC’s Schedule 14A filed December 19, 2012.
	(TT)	MBC’s Annual Report on Form 10-K for the period ended December 31, 2012.
	(UU)	MBC’s Quarterly Report on Form 10-Q for the period ended on March 31, 2013.
	(VV)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.
	(WW)	MBC’s Quarterly Report on Form 10-Q for the period ended March 31, 2014.
	(XX)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2014.
	(YY)	MBC’s Quarterly Report on Form 10-Q for the period ended March 31, 2015.
	(ZZ)	MBC’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.
	(AAA)	MBC’s Current Report on Form 8-K filed as of March 18, 2016.
	(BBB)	MBC’s Current Report on Form 8-K filed as of January 27, 2016.

(b)	Exhibit Attached The following Exhibits are attached to this Annual Report on Form 10-K:

	21.1	Subsidiaries of the Registrant.
	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).*
	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).*
	32.1	Certification of Chief Executive Officer Pursuant to U.S.C. 1350.**
	32.2	Certification of Chief Financial Officer Pursuant to U.S.C. 1350.**
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(c)	Excluded Financial Statements. None.

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

Date: April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

(Registrant) MENDOCINO BREWING COMPANY, INC.

By	/s/ Vijay Mallya
Dr.VijayMallya
Director and Chairman of the Board
Date: April 14, 2016

By	/s/ Yashpal Singh
Yashpal Singh
President, Director and Chief Executive Officer
(Principal Executive Officer)
Date: April 14, 2016

By	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer &Secretary
(Principal Financial Officer)
Date: April 14, 2016

By	/s/ James H. Grossman
James H. Grossman, Director
Date: April 14, 2016

By	/s/ Scott R. Heldfond
Scott R. Heldfond, Director
Date: April 14, 2016

By	/s/ H. Michel Laybourn
H. Michael Laybourn, Director
April 14, 2016

By	/s/ Jerome G Merchant
Jerome G. Merchant, Director
April 14, 2016

By	/s/ Sury Rao Palamand
Sury Rao Palamand, Director
April 14, 2016

By	/s/ Kent D. Price
Kent D. Price, Director
April 14, 2016

Mendocino Brewing Company, Inc.

Consolidated Financial Statements

For the Years Ended

December 31, 2015 and 2014

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Mendocino Brewing Company, Inc. and Subsidiaries

Ukiah, California

We have audited the accompanying consolidated balance sheets of Mendocino Brewing Company, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mendocino Brewing Company, Inc. and its subsidiaries as of December 31, 2015 and 2014 and the consolidated results of their operations and cash flows for the year ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has secured lines-of-credit and secured notes payable with an aggregate principal balance of and $1,663,400 and $3,378,600, respectively, which are due starting from May 31, 2016. The Company does not generate sufficient cash flow from operations and has not secured additional financing to meet these obligations when they are due. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
RBSM LLP
Larkspur, CA
April 14, 2016

Mendocino Brewing Company, Inc.

Consolidated Balance Sheets

As of December 31, 2015 and 2014

	2015	2014
ASSETS
Current Assets
Cash	$129,600	$145,100
Accounts receivable, net	3,835,500	4,384,500
Inventories	1,547,000	2,117,900
Prepaid expenses	759,900	632,900
Total Current Assets	6,272,000	7,280,400

Property and Equipment, net	10,588,200	11,087,800
Deposits and other assets	175,800	310,400

Total Assets	$17,036,000	$18,678,600

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$1,663,400	$2,156,900
Accounts payable	4,489,000	4,860,800
Accrued liabilities	1,908,700	1,768,600
Notes payable to related party	2,119,600	1,038,700
Subordinated convertible notes to related party	3,680,100	-
Current maturities of secured notes payable	3,378,600	3,913,300
Current maturities of long-term debt to related party	491,500	519,300
Current maturities of obligations under capital leases	23,100	5,600
Current maturities of severance payable	119,700	-
Total Current Liabilities	17,873,700	14,263,200

Long-Term Liabilities
Long term debt to related party, less current maturity	-	519,300
Capital lease obligations, less current maturities	79,200	12,100
Severance payable	678,400	760,100
Subordinated convertible notes to related party	-	3,588,900
Total Long-Term Liabilities	757,600	4,880,400

Total Liabilities	18,631,300	19,143,600

Commitments and contingencies	-	-

Stockholders’ Equity
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	472,400	454,200
Accumulated deficit	(17,395,600)	(16,247,100)
Total Stockholders’ Equity	(1,595,300)	(465,000)

Total Liabilities and Stockholders’ Equity	$17,036,000	$18,678,600

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Operations and comprehensive income (loss)

For the Years Ending December 31, 2015 and 2014

	2015	2014
Sales	$31,691,900	$34,654,900
Less excise tax	508,200	615,700

Net Sales	31,183,700	34,039,200

Cost of Goods Sold	21,407,500	23,435,100

Gross Profit	9,776,200	10,604,100

Operating Expenses
Marketing	5,888,600	5,887,200
General and administrative	4,540,200	5,636,100

Total Operating Expenses	10,428,800	11,523,300

Loss from Operations	(652,600)	(919,200)

Other Income (Expense)
Miscellaneous income	112,900	46,800
Gain (loss) on disposal of assets	-	19,600
Interest expense	(605,000)	(686,700)

Total Other Expense, net	(492,100)	(620,300)

Income (Loss) before Income Taxes	(1,144,700)	(1,539,500)

Provision for Income Taxes	3,800	-

Net Loss	(1,148,500)	(1,539,500)

Other Comprehensive Income - Foreign currency translation adjustment	18,200	40,500

Comprehensive Loss	$(1,130,300)	$(1,499,000)

Net income (loss) per share
Basic and diluted	(0.09)	(0.12)

Weighted average common shares outstanding –
Basic	12,611,133	12,611,133
Diluted	12,611,133	12,611,133

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ending December 31, 2015 and 2014

	Series A				Accumulated Other
	Preferred		Common		Comprehensive	Accumulated	Total
	Shares	Amount	Shares	Amount	Income	Deficit	Equity

Balance December 31, 2013	227,600	$227,600	12,611,133	$15,100,300	$413,700	$(14,707,600)	$1,034,000

Net loss	-	-	-	-	-	(1,539,500)	(1,539,500)

Currency translation adjustment	-	-	-	-	40,500	-	40,500

Balance December 31, 2014	227,600	$227,600	12,611,133	$15,100,300	$454,200	$(16,247,100)	$(465,000)

Net loss	-	-	-	-	-	(1,148,500)	(1,148,500)

Currency translation adjustment	-	-	-	-	18,200	-	18,200

Balance December 31, 2015	227,600	$227,600	12,611,133	$15,100,300	$472,400	$(17,395,600)	$(1,595,300)

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Consolidated Statements of Cash Flows

For the Years Ending December 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income loss	$(1,148,500)	$(1,539,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,226,200	1,382,400
Provision for doubtful accounts	(2,500)	(11,300)
(Gain) loss on the disposal of assets	-	(19,600)
Changes in operating assets and liabilities:
Increase in interest accrued on related party notes	172,100	129,700
Increase in accrued severance payable	38,000	760,100
(Increase) decrease in accounts receivable	430,800	(329,000)
Decrease in inventories	567,500	119,900
Increase in prepaid expenses	(156,100)	(70,400)
(Increase) decrease in deposits and other assets	54,100	(85,200)
Increase (decrease) in accounts payable	(262,100)	110,200
Increase in accrued liabilities	186,400	346,100

Net cash provided by operating activities	1,105,900	793,400

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(642,400)	(895,700)
Proceeds from sale of fixed assets	-	19,600

Net cash used in investing activities:	(642,400)	(876,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayment on lines of credit	(431,200)	(28,100)
Borrowing on notes payable	1,000,000	1,000,000
Repayment on long-term debts	(534,700)	(534,700)
Repayment on related party debt	(509,500)	(549,500)
Payments on obligations under capital leases	(18,100)	(5,300)

Net cash used infinancing activities:	(493,500)	(117,600)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	14,500	20,600

Net Change in Cash	(15,500)	(179,700)

Cash at beginning of period	145,100	324,800

Cash at end of period	$129,600	$145,100

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$432,900	$557,000
Income taxes	$3,800	$-
Non-cash investing and financing activities:
Seller financed assets	$105,600	$-

The accompanying notes are an integral part of these financial statements.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Basis of Presentation and Organization

The financial statements for the years ended December 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States. The financial statements and notes are representations of the management and the Board of Directors, who are responsible for their integrity and objectivity.

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Foreign Operations

Approximately 27% of the Company’s assets are located in the UK. Although this country is considered economically stable and the Company has experienced no notable burden from foreign exchange transactions, export duties, or government regulations, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic and industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company had allowances of $69,100 and $56,700 for doubtful accounts receivable as of December 31, 2015 and 2014, respectively.

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $45,000 for the years ended December 31, 2015 and 2014.

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

The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The Company evaluated its tax positions and determined that there were no uncertain tax benefits for the years ending December 31, 2015 and 2014.

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Discounts

To further promote retail sales of its products and in response to local competitive conditions, the Company regularly offers price discounts to distributors and retailers in most of its markets. Sales for the years 2015 and 2014, as presented in the Company’s statements of operations, are reduced by $1,204,400 and $1,140,800 respectively, related to such discounts.

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Taxes Collected From Customers

Taxes collected from customers and remitted to tax authorities are sales tax collected from our retail customers. State and federal excise taxes on beer shipments are the responsibility of the Company and included in our selling price. Excise taxes on shipments are shown in a separate line item in the consolidated statement of operations as reduction of gross sales. Sales taxes collected from customers are recognized as a liability, with the liability subsequently reduced when the taxes are remitted to the tax authority. Total sales taxes collected from customers and remitted to tax authorities were not material in 2015 and 2014.

Delivery Costs

In accordance with ASC 605, (Shipping and Handling Fees and Costs) the company reports pass-through freight costs on beer shipped to independent beer wholesalers in cost of sales. Reimbursements of these costs by wholesalers are reported in sales.

Non-pass-through costs incurred by the Company to deliver beer to wholesalers are included in marketing, distribution and administrative expenses. These costs are considered marketing related because in addition to product delivery, wholesalers provide marketing and other customer service functions to customers including product display, shelf space management, distribution of promotional materials, and product rotation. Shipping costs included in marketing expense totaled $968,200 and $1,051,300, for the years ended December 31, 2015 and 2014, respectively.

Basic and Diluted Income per Share

The basic earnings per share is computed by dividing the earnings attributable to common stockholders by the weighted average number of common shares outstanding during the period. In 2015, the effect of any potentially dilutive securities would have been anti-dilutive. Therefore, the conversion of the related party notes has been excluded from the calculation of net earnings per share for the year ended December 31, 2015. Basic net earnings per share exclude the dilutive effect of stock options or warrants and convertible notes. The computations of basic and dilutive net earnings per share are as follows:

	Year Ended December 31
	2015	2014
Net loss	$(1,148,500)	(1,539,500)
Weighted average common shares outstanding	12,611,133	12,611,133
Basic net income (loss) per share	$(0.09)	(0.12)
Interest expense on convertible notes	$—	—
Income (loss) for purpose of computing diluted net income per share	$(1,148,500)	(1,539,500)
Incremental shares from assumed exercise of dilutive securities	—	—
Dilutive potential common shares	12,611,133	12,611,133
Diluted net earnings (loss) per share	$(0.09)	(0.12)

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Cash at UBIUK was translated at exchange rates in effect at December 31, 2015 and 2014, and its cash flows were translated at the average exchange rates for the years then ended. Changes in cash resulting from the translations are presented as a separate item in the statements of cash flows.

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

Advertising

Advertising costs are expensed as incurred and were $903,600 and $987,500for the years ended December 31, 2015 and 2014, respectively.

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

Level 3 – unobservable inputs.

At December 31, 2015 and 2014, the Company had no financial assets or liabilities that required periodic re-measurement at fair value.

The recorded value of certain financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses, approximate the fair value of the respective assets and liabilities at December 31, 2015 and December 31, 2014 based upon the short-term nature of the assets and liabilities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of short and long term notes payable approximate fair value.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Recent Accounting Pronouncements

During the fourth quarter of 2014, the Company adopted Accounting Standards Update (“ASU”) 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This ASU was effective for fiscal years beginning on or after December 15, 2014, and interim periods within those years. Early adoption was permitted, but only for disposals (or classifications as held for sale) that had not been reported in the financial statements previously issued or available for issuance. See Notes X for disclosures related to this adoption.

During the first quarter of 2015, the company adopted FASB’s guidance on reporting discontinued operations and disclosures of disposals of components of an entity. This standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance is effective for annual reporting periods ending after December 15, 2014. Early adoption was permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of this guidance has not had a material impact on its financial position, results of operations or cash flows.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, first-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Further, the amendments remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The new guidance should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement,” which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued guidance related to a customer’s accounting for fees paid in a cloud computing arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, and early adoption is permitted. The Company will adopt this guidance on January 1, 2016. The adoption of this guidance is not expected to have a material impact on its financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. The Company does not expect the adoption of this guidance to have an impact on the consolidated financial statements.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20),” effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This update eliminates from GAAP the concept of extraordinary items. The adoption of ASU 2014-16 will not have a significant impact on the Company’s financial position or results of operations.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” Entities commonly raise capital by issuing different classes of shares, including preferred stock, that entitle the holders to certain preferences and rights over the other shareholders. The specific terms of those shares may include conversion rights, redemption rights, voting rights, and liquidation and dividend payment preferences, among other features. One or more of those features may meet the definition of a derivative under GAAP. Shares that include such embedded derivative features are referred to as hybrid financial instruments. The objective of this update is to eliminate the use of different methods in practice and thereby reduce existing diversity under GAAP in the accounting for hybrid financial instruments issued in the form of a share. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2014-16 will not have a significant impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40), effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual reporting periods ending after December 15, 2016, and early adoption is permitted. The Company expects to adopt this guidance on January 1, 2017. The Company is currently evaluating the potential impact, if any, the adoption of ASU 2014-15 will have on footnote disclosures, however, the Company does not expect the adoption of this guidance to have any impact on its financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” on revenue recognition. This guidance provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The original effective date of this guidance was for interim and annual reporting periods beginning after December 15, 2016, early adoption is not permitted, and the guidance must be applied retrospectively or modified retrospectively. In July 2015, the FASB approved an optional one-year deferral of the effective date. As a result, we expect to adopt this guidance on January 1, 2018. The Company has not yet determined its approach to adoption or the impact the adoption of this guidance will have on its financial position, results of operations or cash flows, if any. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force (“EITF”)), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

On November 24, 2015, KBEL received a notice from Royal Bank of Scotland (“RBS)” regarding its intention to terminate the credit line and all other banking services it currently provides to KBEL on February 26, 2016. RBS subsequently extended the termination date to May 31, 2016. We have engaged in discussions with a bank which provided an indicative offer to provide a replacement for the RBS line of credit. It would have a material adverse effect on KBEL and the Company if KBEL is unable to find a substitute replacement before termination of the RBS facilities.

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

On December 9, 2015, the Company engaged Gordian Group, LLC (“Gordian Group”) to serve as the Company’s exclusive investment banker to assist the Company in evaluating, exploring and, if deemed appropriate by the Company, pursuing and implementing certain strategic and financial options and transactions that may be available to the Company, including in connection with a possible debt or equity capital financing, merger, consolidation, joint venture or other business combination involving, or sale of substantially all or a material portion of the assets (outside of the ordinary course of business) or outstanding securities of, the Company and/or its subsidiaries, and/or the acquisition of substantially all or a material portion of the assets or outstanding securities of another entity (each, a “Financial Transaction”). Gordian Group is a New York-based independent investment banking firm. While the Company has commenced evaluating its available options, no conclusion as to any specific option or transaction has been reached, nor has any specific timetable been fixed for this effort, and there can be no assurance that any strategic or financial option or transaction will be presented, implemented or consummated. The Company intends to use proceeds of the Financial Transaction to repay the amount owed to Lender when it becomes due.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

As of December 31, 2015, the fixed charge coverage ratio was required to be 1.15 to 1. The Company calculated that the fixed charge coverage ratio as of December 31, 2015 was -0.28 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of December 31, 2015 and the actual tangible net worth on such date was $3,738,400. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth in the immediate future.

At December 31, 2015, the Company had cash and cash equivalents of $129,600, an accumulated deficit of $17,395,600, and a working capital deficit of $11,601,700 due to losses incurred, reclassification of debts owing to MB Financial as a result of the default under the Credit and Security Agreement described above and reclassification of subordinated notes payable to UBA maturing in June 2016. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at December 31, 2015.

Management has taken several actions to reduce the Company’s working capital needs through December 31, 2016, including reducing discretionary expenditures, reducing manpower, securing additional brewing contracts in an effort to utilize a portion of excess production capacity, and pursuing export opportunities. The current revenue from operations are insufficient to meet the working capital needs of the Company over the next 12 months. The Company has requested UBHL to make a capital infusion. If UBHL is unwilling or unable to infuse additional capital, the Company will seek capital from other sources, including outside investors. If sufficient capital for working capital needs is not obtained, the Company may sell some of its operating assets.

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

3. Inventories

Inventories, consisting of materials, materials overhead, labor, and manufacturing overhead, are stated at the lower of average cost or market (net realizable value) and consist of the following at December 31:

	2015	2014
Raw materials	$628,100	$740,300
Work-in-progress	312,200	259,400
Finished goods	541,400	1,034,200
Merchandise	65,300	84,000
	$1,547,000	$2,117,900

4. Property and Equipment

The following is a summary of property and equipment, at cost less accumulated depreciation, at December 31:

	2015	2014
Machinery and equipment	$13,068,900	$12,575,600
Buildings	7,218,900	7,218,900
Equipment under capital lease	138,200	23,000
Land	810,900	810,900
Leasehold improvements	1,397,200	1,397,200
Vehicles	17,500	17,500
Furniture and fixtures	352,500	352,500
Equipment in progress	71,500	121,500
	23,075,600	22,517,100
Accumulated depreciation and amortization	(12,487,400)	(11,429,300)
	$10,588,200	$11,087,800

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The total depreciation expense for the years ended December 31, 2015 and 2014 was $1,181,200and $1,337,400, respectively.

5. Secured Lines of Credit

In June 2011, MB Financial provided a line of credit drawable up to 85% of eligible receivables and 60% of eligible inventory for a period up to June 2016. Effective August 20, 2014, pursuant to Third Default Notice,MB Financial notified that it would reduce the advance rate for eligible inventory by 2% each month.The borrowings are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility carries interest (including default interest) at a rate of prime plus 3% and is secured by substantially all of the assets of Releta and MBC.The amount outstanding on this line of credit as of December 31, 2015 was approximately $453,100. Included in the Company’s balance sheet as accounts receivable at December 31, 2015, are account balances totaling $1,121,300 of accounts receivables and $1,490,100 of inventory collateralized to MB Financial under this facility.

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an invoice discounting facility to KBEL for a maximum amount of £1,750,000 based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was for a one year period after which time the facility could be terminated by either party by providing the other party with six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of December 31, 2015 was approximately $1,210,300.

On November 24, 2015, KBEL received a notice from RBS regarding its intention to terminate the credit line and all other banking services it currently provides to KBEL on February 26, 2016. RBS subsequently extended the termination date to May 31, 2016. We have engaged in discussions with a bank which provided an indicative offer to provide a replacement for the RBS line of credit. It would have a material adverse effect on KBEL and the Company if KBEL is unable to find a substitute replacement before termination of the RBS facilities.

6.Notes Payable to Related Party

Notes payable to related party consist of notes payable to Catamaran dated January 22, 2014, April 24, 2014, February 5, 2015 and June 30, 2015, for a total value of $2,119,600 including accrued interest of $119,600. The Catamaran Holding, Ltd. (“Holding”), the sole shareholder of Catamaran, has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL. The Company has asked Catamaran whether any relationships exist between the shareholders of Holdings and any affiliates of the Company, and has not received a response to such inquiries.

The notes are payable within six months following the date of the notes, subject to the receipt by the Company of an equity investment by the Company’s majority shareholder in an amount sufficient either (a) to pay the notes through Permitted Payments, as defined below, or (b) to pay the notes and certain existing obligations of the Company to Lender. “Permitted Payments” on the notes are payments made from the equity investment by the Company’s majority shareholder. If the Company is not able to satisfy its obligations on the notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until they are paid.

On March 14, 2016, Catamaran provided the Company a note loan in the principal amount of $325,000 on terms substantially similar to the previous notes, repayable on receipt of a bridge loan from the Company’s majority shareholder. On March 30, 2016, Catamaran provided the Company with another note loan in the principal amount of $75,000 on terms similar to the previous note.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

7. Subordinated Convertible Notes to Related Party

Subordinated convertible notes to related parties are unsecured convertible notes payable to UBA for a total value including interest (at the prime rate plus 1.5%, but not to exceed 10% per year) of $3,680,100 and $3,588,900 as of December 31, 2015 and 2014, respectively. Thirteen of the UBA notes are convertible into common stock at $1.50 per share and one UBA note is convertible at a rate of $1.44 per share. The UBA notes have been extended until June 2016 but have automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. UBA may demand payment within 60 days of the end of the extension period but is precluded from doing so because the notes are subordinated to long-term debt agreements with MB Financial maturing in June 2016. The Company expects the UBA notes to be continued to be subordinated to any new financing facility obtained after maturity of MB Financial facility. The Company will also attempt to induce conversion of UBA notes to equity. Therefore, the Company will not require the use of working capital to repay any of the UBA notes. The UBA notes included $1,764,700 and $1,673,500 of accrued interest at December 31, 2015 and December 31, 2014, respectively.

8. Secured Notes Payable

	Year ended December 31,
	2015	2014
Loan from MB Financial, payable in monthly installments of $12,300, plus interest at prime plus 4% with a balloon payment of approximately $2,202,500 in June 2016; secured by real property at Ukiah. See disclosures in Note 2.	$2,276,200	$2,423,600

Loan from MB Financial, payable in monthly installments of $32,300 including interest at prime plus 3.5% with a balloon payment of approximately $908,700 in June 2016; secured by all assets of Releta and MBC, excluding real property at Ukiah. See disclosures in Note 2.	1,102,400	1,489,700
	3,378,600	3,913,300
Less current maturities	3,378,600	3,913,300
	$-	$-

9. Long-Term Debt – Related Party

	Year ended December 31,
	2015	2014
Loan from Heineken UK Limited, payable in quarterly installments of $122,900, plus interest at UK prime plus 5% maturing on October 9, 2016, secured by licensing rights pursuant to the Sub-License Agreement.	$491,500	$1,038,600
Less current maturities	491,500	519,300
	$-	$519,300

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

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

10. Capital Lease Obligations

The Company leases certain equipment and vehicles under agreements that are classified as capital leases. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of December 31, 2015, are as follows:

Year Ending December 31, 2016	$28,200
Year Ending December 31, 2017	28,100
Year Ending December 31, 2018	21,800
Year Ending December 31, 2019	21,800
Year Ending December 31, 2020	21,500
121,400
Less amounts representing interest	(19,100)
Present value of minimum lease payments	$102,300
Less current maturities	23,100
Non-current leases payable	$79,200

11. Severance Payable

The Company is a party to a Separation and Severance Agreement (the “Separation Agreement”) with Mr. Yashpal Singh, its President and Chief Executive Officer. Pursuant to the terms of the Separation Agreement, upon Mr. Singh’s (i) termination of employment for Good Reason (as defined in the Separation Agreement), (ii) termination of employment at the end of the employment term, (iii) death, (iv) disability or (v) termination by the Company without Cause (as defined in the Separation Agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by the number of years (on a pro-rated basis) he had been employed by the Company at the Termination Date (as defined in the Separation Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Singh’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). Payments due to Mr. Singh under the Separation Agreement shall be paid in equal monthly installments by the Company over a 20 month period. Mr. Singh’s current employment contract ends on June 30, 2016.The receipt of payments is contingent on Mr. Singh executing a release of claims for the benefit of the Company. As of December 31, 2015, the Company estimated this obligation to be $798,100.

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

Year Ending December 31, 2016	$1,062,500
Total	$1,062,500

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

December 31, 2015 and 2014

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

Operating Leases

The Company leases some of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2020 and provide for renewal options ranging from month-to-month to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on similar properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay certain costs (real estate taxes, insurance and repairs).

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The Company and its subsidiaries have various lease agreements for the brewpub and gift store in Ukiah, California; land at its Saratoga Springs, New York, facility; a building in the UK; and certain equipment. The New York lease includes renewal options for two additional five-year periods beginning in 2019, which the Company presently intends to exercise, and some leases are adjusted annually for changes in the consumer price index. Rent expense charged to operations was $310,300 and $341,300 for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease payments under these agreements are as follows:

Year Ending December 31,
2016	$450,900
2017	408,300
2018	338,300
2019	168,700
2020	42,700
$1,408,900

13. Related-Party Transactions

The Company conducts business with United Breweries of America (UBA) and Catamaran, which are or are related to major stockholders of the Company. KBEL had significant transactions with HUK, a related party with respect to one of MBC’s Board members. The following table reflects balances outstanding as of December 31, 2015 and 2014 and the value of the transactions with these related parties for the years ended December 31, 2015 and 2014:

	2015	2014
TRANSACTIONS
Purchases from HUK	$11,713,300	$12,884,700
Expenses reimbursement including interest expenses to HUK	1,081,200	1,355,000
Interest expenses associated with UBA and Catamaran notes	$172,100	$129,700
Borrowing from Catamaran

ACCOUNT BALANCES
Accounts payable and accrued liabilities to HUK	$1,669,400	$1,802,300
Notes payable to Catamaran	2,119,600	1,038,700
Notes payable to UBA	$3,680,100	$3,588,900

Independent outside members of the Board of Directors are compensated for their services. Accrued expenses related to this compensation totaled $137,800 and $120,300 for the years ended December 31, 2015 and 2014 respectively and are included in general and administrative expenses.

13. Concentrations and Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are deposited with commercial banks that have minimal credit risk, in the US and the UK. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $68,300 in cash deposits and $2,714,200 of accounts receivable due from customers located in the UK as of December 31, 2015.

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

The Company could experience labor disputes, work stoppages or other disruptions in production that could adversely affect it. As of December 31, 2015, a union represented approximately 25% of the Company’s US-based workforce. On that date, the Company had approximately fifteen employees at its California (“CA”) facility who were working under a collective bargaining agreement. The agreement covering the CA facility expires on July 31, 2018.

Gross sales to the top five customers totaled $4,854,000and $5,466,700 for the years ended December 31, 2015 and 2014, which represents 15% and 16% of sales for the years ended December 31, 2015 and 2014, respectively. No individual customer accounted for more than 5% of our total sales during 2015 and 2014.

14. Stockholders’ Equity

Preferred Stock

Ten million shares of no par preferred stock have been authorized, of which 227,600 shares, designated as Series A,are issued and outstanding. Series A shareholders are entitled to receive cash dividends and/or liquidation proceeds equal, in the aggregate, to $1.00 per share before any cash dividends are paid on the common stock or any other series of preferred stock. When the entire Series A dividend/liquidation proceeds have been paid, the Series A shares are automatically canceled and will cease to be outstanding. Only a complete corporate dissolution will cause a liquidation preference to be paid.

Common Stock

Thirty million shares of no par common stock have been authorized, of which 12,611,133 shares are issued and outstanding.

15. Income Taxes

The large accumulated losses from past operations have resulted in the Company determining that the deferred tax assets associated with net operating loss carryforwards may expire prior to utilization. Because of the uncertainty of realization of any tax assets, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2015 and 2014. Consequently, no benefit for deferred tax assets appears on the Company’s financial statements.

The Company’s income tax expense is summarized as follows:

	2015	2014
Provision for income taxes
US Federal	$-	$-
US States	3,800	-
Current provision	-	-
Change in deferred income taxes	-	-
Total provision for income taxes	$3,800	$-

The difference between the actual income tax provision and the tax provision computed by applying the statutory US federal and United Kingdom income tax rates to earnings before taxes is attributable to the following:

	2015	2014
US Federal income tax expense (benefit) at 34%	$(516,700)	$(828,000)
US State income tax expense (benefit)	(101,200)	(136,100)
United Kingdom income tax expense (benefit) at 20%	75,000	179,100
Nondeductible expenses	13,600	13,300
Expiration of net operating loss carryforwards	29,800	293,500
Other	174,400	147,000
Change in valuation allowance	328,900	331,200
Total	$-	$-

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	2015	2014
Benefit of net operating loss carryforwards	$6,159,300	$5,601,600
Depreciation and amortization	(1,581,400)	(1,630,400)
Other	81,000	358,800
Subtotal	4,658,900	4,330,000
Less valuation allowance	(4,658,900)	(4,330,000)
Total	$-	$-

Change in valuation allowance	$328,900	$331,200

The Company has net operating losses available for carry forward. The US Federal net operating losses total approximately $17,021,100 and expire beginning 2018 and ending in 2035. The US state operating losses total approximately $1,547,400 and expire beginning in 2016 and ending in 2035. The Company’s UK operating losses total approximately $1,176,900 and do not expire.

Tax years that remain open for examination by the Internal Revenue Service and the US states include 2012 through 2015. California and New York may still examine 2011 as well. The Company expects to file its 2015 returns in the summer of 2016. Additional years may be examined in the event of criminal tax fraud, and any year may be subject to examination to the extent that the Company utilizes the net operating losses from those years in its current or future tax returns.

16. Segment Information

The Company’s business presently consists of two segments – the North American Territory and the Foreign Territory.

The Company’s operations in the North American Territory consist primarily of brewing and marketing proprietary craft beers. For distribution in the North American Territory, the Company brews its brands in its own facilities, which are located in Ukiah, California and Saratoga Springs, New York. This segment accounted for approximately 38% and 37% of the Company’s gross sales during the years 2015 and 2014, respectively.

The Company’s operations in the Foreign Territory, which are conducted through its wholly-owned subsidiary UBIUK and UBIUK’s wholly-owned subsidiary KBEL, consist primarily of the marketing and distribution of Kingfisher Premium Lager in the Foreign Territory through Indian restaurants, chain retail grocers, liquor stores, and other retail outlets (such as convenience stores). This segment accounted for approximately 62% and 63% of the Company’s gross sales during 2015 and 2014 respectively.

A summary of each segment is as follows:

	Year Ended December 31, 2015
	North American Territory	Foreign Territory	Total
Sales	$11,872,300	$19,819,600	$31,691,900
Operating income (loss)	(1,144,100)	491,500	(652,600)
Identifiable assets	12,426,800	4,609,200	17,036,000
Depreciation and amortization	696,500	529,700	1,226,200
Capital expenditures	125,500	622,500	748,000

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

	Year Ended December 31, 2014
	North American Territory	Foreign Territory	Total
Sales	$12,869,500	$21,785,400	$34,654,900
Operating income (loss)	(1,960,600)	1,041,400	(919,200)
Identifiable assets	13,862,700	4,815,900	18,678,600
Depreciation and amortization	704,700	677,700	1,382,400
Capital expenditures	105,300	790,400	895,700

17. Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, has cumulative losses of approximately $317,600 as of December 31, 2015. Under KBEL’s line of credit agreement with RBS, distributions and other payments to the Company from its subsidiary are not permitted if the subsidiary’s retained earnings drop below $1,528,400. Condensed financial information of the United States operations is as follows:

	2015	2014
Balance Sheets

Assets
Cash and cash equivalents	$61,300	$61,500
Accounts receivable, net	1,121,300	1,365,000
Inventories	1,490,100	2,047,700
Other current assets	199,800	173,600
Total current assets	2,872,500	3,647,800

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	9,378,500	9,904,500
Intercompany receivable	284,000	421,900
Other assets	175,800	310,400
Total assets	$13,935,800	$15,509,600

Liabilities
Line of credit	$453,100	$1,192,900
Accounts payable	2,640,400	2,620,000
Accrued liabilities	1,021,000	1,031,300
Note payable to related party	2,119,600	1,038,700
Subordinated convertible notes to related party	3,680,100	-
Current maturities of debt, leases and severance	3,505,900	3,918,900
Total current liabilities	13,420,100	9,801,800

Long-term capital leases	14,000	12,100
Subordinated convertible notes to related party	-	3,588,900
Severance payable	678,400	760,100
Total liabilities	14,112,500	14,162,900

Stockholders’ equity
Common stock	15,100,300	15,100,300
Preferred stock	227,600	227,600
Accumulated deficit	(15,504,600)	(13,981,200)
Total stockholders’ equity	(176,700)	1,346,700
Total liabilities and stockholders’ equity	$13,935,800	$15,509,600

Mendocino Brewing Company, Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

	2015	2014
Statement of Operations

Net sales	$11,364,100	$12,253,800
Cost of goods sold	9,422,700	10,249,000
Selling, marketing, and retail expenses	1,320,900	1,433,700
General and administrative expenses	1,771,400	2,538,100
Loss from operations	(1,150,900)	(1,967,000)

Other income and (expense)
Interest expenses	(481,600)	(518,500)
Profit (Loss) on disposal of assets	-	3,500
Other income	112,900	46,800
Provision for taxes	(3,800)	-
	(372,500)	(468,200)
Net loss	$(1,523,400)	$(2,435,200)

	2015	2014
Statements of Cash Flows

Cash flows from operating activities	$258,000	$(380,900)
Cash flow from investing activities
Purchase of property and equipment	(115,600)	(105,300)
Proceeds from sale of equipment	-	3,500
Net cash flows from investing	(115,600)	(101,800)
Cash flow from financing activities
Net repayments on line of credit	(739,800)	(324,300)
Borrowing on note payable	1,000,000	1,000,000
Repayment of long-term debt	(534,700)	(534,700)
Payment on obligations under capital leases	(6,000)	(5,300)
Net change in intercompany payable	137,900	294,800
Net cash flows from financing activities	(142,600)	430,500
Cash, beginning of year	61,500	113,700
Cash, end of year	$61,300	$61,500

18. Subsequent Events

On March 14, 2016, Catamaran provided the Company a note loan in the principal amount of $325,000 on terms substantially similar to the previous notes, repayable on receipt of a bridge loan from the Company’s majority shareholder. On March 30, 2016, Catamaran provided the Company with another note loan in the principal amount of $75,000 on terms similar to the previous note.

Pursuant to a resolution adopted on September 10, 2013 by the Company’s Board of Directors, Company entered into a Separation and Severance Agreement with Mr. Mahadevan Narayanan, Company’s Chief Financial Officer and Secretary on April 12, 2016. Pursuant to the terms of the agreement, upon Mr. Narayanan’s (i) termination of employment for Good Reason (as defined in the agreement), (ii) death, (iii) disability or (iv) termination by the Company without Cause (as defined in the agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by the number of years (on a pro-rated basis) he had been employed by the Company at the Termination Date (as defined in the agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Narayanan’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). Payments due to Mr. Narayanan under the Separation Agreement shall be paid in equal monthly installments by the Company over a 20 month period.

