Form 10-Q
period 2016-03-31
MENDOCINO BREWING CO INC
filed 2016-05-16
CIK 919134

United states

securities and exchange commission

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of shares of Mendocino Brewing Company, Inc.’s common stock outstanding as of May 13, 2016 was 12,611,133.

MENDOCINO BREWING COMPANY, INC.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$52,900	$129,600
Accounts receivable, net	3,291,300	3,835,500
Inventories	1,465,000	1,547,000
Prepaid expenses	627,300	759,900
Total Current Assets	5,436,500	6,272,000

Property and Equipment, net	10,368,000	10,588,200
Deposits and other assets	295,400	175,800

Total Assets	$16,099,900	$17,036,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Secured lines of credit	$1,084,800	$1,663,400
Accounts payable	4,407,800	4,489,000
Accrued liabilities	2,072,400	1,908,700
Notes payable to related party	2,545,300	2,119,600
Subordinated convertible notes to related party	3,704,000	3,680,100
Current maturities of secured notes payable	3,244,900	3,378,600
Current maturities of long-term debt to related party	359,500	491,500
Current maturities of obligations under capital leases	22,700	23,100
Current maturities of severance payable	244,100	119,700
Total Current Liabilities	17,685,500	17,873,700

Long-Term Liabilities
Capital lease obligations, less current maturities	72,400	79,200
Severance payable	569,700	678,400
Total Long-Term Liabilities	642,100	757,600

Total Liabilities	18,327,600	18,631,300

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, Series A, no par value, withliquidation preference of $1 per share; 10,000,000shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized,12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated comprehensive income	477,100	472,400
Accumulated deficit	(18,032,700)	(17,395,600)
Total Stockholders’ Deficit	(2,227,700)	(1,595,300)

Total Liabilities and Stockholders’ Deficit	$16,099,900	$17,036,000

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Sales	$6,911,000	$6,807,300
Less excise taxes	110,100	113,200
Net Sales	6,800,900	6,694,100
Cost of goods sold	4,878,800	4,598,500
Gross Profit	1,922,100	2,095,600
Operating Expense
Marketing	1,202,800	1,402,900
General and administrative	1,217,000	1,211,600
Total Operating Expense	2,419,800	2,614,500
Loss from operations	(497,700)	(518,900)

Other income (expense):
Other income	3,700	3,100
Interest expense	(143,100)	(154,300)
Total Other Expense	(139,400)	(151,200)

Loss before income taxes	(637,100)	(670,100)
Provision for income taxes	-	3,800
Net loss	(637,100)	(673,900)

Foreign currency translation gain	4,700	27,100
Comprehensive Loss	$(632,400)	$(646,800)

Net loss per common share (basic and diluted)	$(0.05)	$(0.05)

Weighted average common shares outstanding
Basic and diluted	12,611,133	12,611,133

See accompanying notes to these unaudited condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(637,100)	$(673,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	283,600	284,700
Allowance for doubtful accounts	(1,700)	(700)
Changes in operating assets and liabilities:
Interest accrued on notes payable to related party	49,600	37,800
Accrued severance payable	15,700	-
Accounts receivable	442,400	643,200
Inventories	80,800	330,400
Prepaid expenses	118,600	(257,900)
Deposits and other assets	(96,900)	(131,400)
Accounts payable	(35,000)	(345,400)
Accrued liabilities	186,100	(365,300)
Net cash provided by (used in) operating activities	406,100	(478,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment, and leasehold improvements	(82,200)	(70,800)
Net cash used in investing activities	(82,200)	(70,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing (repayment) on line of credit	(547,600)	183,000
Borrowing on note payable to related party	400,000	500,000
Repayment on long-term debt	(133,700)	(133,700)
Repayment of related party debt	(119,300)	(126,200)
Payments on obligations under long term leases	(5,200)	(1,300)
Net cash (used in) provided by financing activities	(405,800)	421,800

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,200	19,000

NET CHANGE IN CASH	(76,700)	(108,500)

CASH, beginning of period	129,600	145,100

CASH, end of period	$52,900	$36,600

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$3,800
Interest	$93,500	$116,500

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

All of the Company’s beers sold in Europe (except for beers sold in Germany) are procured under a contract with Heineken UK Limited (“HUK”). This contract expires in October 2018. KBEL is the distributor of Kingfisher Premium Lager to specialty restaurant trade distributors, liquor and convenience stores in the United Kingdom, Ireland, and continental Europe, but does not physically distribute the Company’s products to customers. KBEL relies on HUK for distribution of the product in Europe in exchange for a fee paid to HUK, except in Germany where beers are manufactured and distributed pursuant to a separate contract with a different entity. In addition, HUK has the exclusive right to sell Kingfisher Premium Lager, for a royalty fee payable to KBEL, to certain large retail customers, including, but not limited to, Sainsbury’s, Asda, and Tesco.

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

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the US. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K, as filed with the SEC, which contains additional financial and operating information and information concerning significant accounting policies followed by the Company. The financial statements and notes are representations of the Company’s management (“Management”) and its board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

The Company’s consolidated financial statements for fiscal year 2015 were prepared on a going concern basis. The continuation of the Company as a going concern is dependent upon the continued financial support from Catamaran Services, Inc. (“Catamaran”) and/or United Breweries Holdings, Ltd., an Indian public limited company (“UBHL”), its ability to obtain other debt or equity financing, and generating profitable operations from the Company’s future operations. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Operating results from the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

Reclassifications

Certain items in the financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2016 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Inventories

Inventories are stated at the lower of average cost, which approximates the first-in, first-out method, or market (current replacement cost). The Company regularly reviews its inventories for the presence of obsolete product attributed to age, seasonality and quality. Inventories that are considered obsolete are written off or adjusted to carrying value.

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to a borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $11,300 for the three months ended March 31, 2016 and 2015.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are deposited with commercial banks in the US and the UK that have minimal credit risk. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $2,600 in cash deposits and $2,174,200 of accounts receivable due from customers located in the UK as of March 31, 2016.

Income Taxes

The Company accounts for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. The Company evaluated its tax positions and determined that there were no uncertain tax benefits as of March 31, 2016 and December 31, 2015.

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

	Three months ended March 31
	2016	2015
Net loss	$(637,100)	(673,900)
Weighted average shares of common stock outstanding	12,611,133	12,611,133
Basic net loss per share	$(0.05)	(0.05)
Interest expense on convertible notes	$—	—
Loss for purpose of computing diluted net earnings per share	$(637,100)	(673,900)
Incremental shares from assumed exercise of dilutive securities	—	—
Dilutive potential of shares of common stock	12,611,133	12,611,133
Diluted net earnings per share	$(0.05)	(0.05)

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date for ASU 2016-08 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-08 on its consolidated financial statements.

2. Liquidity and Management Plans

MB Financial Credit and Security Agreement

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (as amended, the “Credit and Security Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). Cole Taylor merged into MB Financial Bank, an Illinois banking corporation (“MB Financial”) on August 18, 2014. As used in this Report, “Lender” shall refer to Cole Taylor prior to August 18, 2014 and to MB Financial, as successor in interest to Cole Taylor, on or after August 18, 2014. The Credit and Security Agreement provided a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility (the “Revolver”), a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. Convertible promissory notes issued to United Breweries of America, Inc. (“UBA”), one of the Company’s principal shareholders, are subordinated to the Lender’s credit facility. The applicable interest rates are as follows: (a) with respect to the Revolver, the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan and the capital expenditure term loan, the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, the Wall Street Journal prime rate plus a margin of 2.00%. As described below, effective September 1, 2013, Lender is charging a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement. As described below, the Second Amendment (among other things) reduces the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the Revolver. Under the terms of the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable. The Credit and Security Agreement binds the Company to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority interest in all of MBC’s and Releta’s personal property and a first mortgage on our Ukiah, California real property, among other MBC and Releta assets.

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

On September 18, 2013, MBC and Releta received a notice (the “Default Notice”) from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Credit and Security Agreement and, effective September 1, 2013, began charging a default interest rate equal to 2% per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement.

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

Effective August 20, 2014, pursuant to a notice to MBC and Releta dated August 18, 2014 (the “Third Default Notice”) which referred to MBC’s and Releta’s continued failure to meet the required fixed charge coverage ratio and the tangible net worth requirement, Lender notified MBC and Releta that it would reduce the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the Revolver. Under the terms of the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

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

The Second Amendment also reduced the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by two percent (2%) and continues to reduce each by an additional two percent (2%) on the 20th day of each month thereafter. The advance rates are used in the calculation of the borrowing base of each borrower, which is used in the determination of the amount available to each borrower pursuant to the Revolver. As stated above, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

As of March 31, 2016, pursuant to the Credit and Security Agreement, the fixed charge coverage ratio was required to be 1.15 to 1. The Company calculated that the fixed charge coverage ratio as of March 31, 2016 was -0.20 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of March 31, 2016 and the actual tangible net worth on such date was $3,576,900. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth, as required by the Credit and Security Agreement, in the immediate future.

The Credit and Security Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Credit and Security Agreement. Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Credit and Security Agreement, certain other related documents and applicable law. An event of default shall be deemed continuing until waived in writing by Lender. Under the Credit and Security Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Credit and Security Agreement may, at Lender’s option, be declared, and immediately shall become, due and payable, without notice of any kind. Lender could declare the full amount owed under the Credit and Security Agreement due and payable at any time for any reason or no reason. Since executing the Second Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Credit and Security Agreement in connection with the events of default. As noted above, effective September 1, 2013, Lender elected, and continues, to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement. The Company estimates that the increased interest rate currently results in the payment by the Company to Lender of additional interest of approximately $120,000 per year. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. The Credit and Security Agreement expires on June 23, 2016. There is no guarantee that MBC and Releta will be able to obtain alternate financing on terms favorable to the Company or on any terms. If the Company is unable to obtain alternate financing, it will have a material adverse effect on the Company’s financial condition and the Company’s ability to operate.

RBS Facility

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an approximately $2.8 million (£1,750,000) invoice discounting facility to KBEL, based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of March 31, 2016 was approximately $964,100. Included in the Company’s balance sheet at March 31, 2016 are account balances totaling $2,174,200 of accounts receivable collateralized to RBS under this facility.

On November 24, 2015, KBEL received a notice from Royal Bank of Scotland (“RBS”) regarding its intention to terminate the credit line and all other banking services it currently provides to KBEL on February 26, 2016. RBS subsequently extended the termination date to June 15, 2016, with any remaining amounts due 15 days later. The Company has engaged in discussions with a bank which provided an indicative offer to provide alternate financing and banking services to KBEL. If KBEL does not finalize such alternate financing and provision of banking services, and if KBEL is unable to find alternate financing and banking services before termination of the RBS facilities, it would have a material adverse effect on KBEL and the Company.

Catamaran Notes

On January 22, 2014, Catamaran, a related party, provided a loan to MBC in the principal amount of $500,000 evidenced by a promissory note. On April 24, 2014, Catamaran provided a second loan in the principal amount of $500,000 on terms similar to the previous note. On February 5, 2015, Catamaran provided a third loan in the principal amount of $500,000 on terms similar to the previous notes. On June 30, 2015, Catamaran provided a fourth loan in the principal amount of $500,000 on terms similar to the previous notes, and the Company received the proceeds against this note on July 6, 2015. These four Catamaran notes are payable within six months following the date of the notes, and if the Company is not able to satisfy its obligations on these notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until they are paid. However, each time Catamaran provided a loan, the Company received a letter from Lender permitting the Company to obtain such loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Credit and Security Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” with respect to the notes dated January 22, 2014, April 24, 2014, and February 5, 2015 means a payment made from an equity investment by the Company’s majority shareholder in excess of $500,000. A “Permitted Payment” with respect to the note dated June 30, 2015 means a payment made from an equity investment by the Company’s majority shareholder. On March 14, 2016, Catamaran provided a fifth loan in the principal amount of $325,000 on terms substantially similar to the previous notes, except that the definition of “Permitted Payment” was revised to mean, for purposes of this fifth note, a payment made from a bridge loan by the Company’s majority shareholder in excess of $600,000. On March 30, 2016, Catamaran provided a sixth loan in the principal amount of $75,000 on terms substantially similar to the fifth note. The Catamaran loans evidenced by those promissory notes dated March 14, 2016 and March 30, 2016 are also payable within six months following the date of the notes, and if the Company is not able to satisfy its obligations on these notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until they are paid. If Catamaran ceases to provide ongoing financial support to the Company, it would have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

Interest shall accrue from the date of the applicable Catamaran note on the unpaid principal at a rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America Corporation in San Francisco, California, or (ii) ten percent (10%) per annum, until the principal is fully paid.

The Catamaran notes may be prepaid without penalty at the option of the Company; however, no payments on the Catamaran notes may be made unless such payment is a “Permitted Payment” or certain existing obligations of the Company to Lender pursuant to the Credit and Security Agreement have been satisfied in full. The Catamaran notes may not be amended without the prior written consent of Lender.

UBHL

In response to the losses incurred in connection with the Company’s operations, UBHL issued a letter of comfort to the Company’s accountants on March 5, 2015 (the “Letter of Comfort”) to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that the Company is able to meet its financial obligations as and when they fall due. The Letter of Comfort does not specify either the terms of UBHL’s support, or a maximum dollar limit and is not a legally binding agreement or guarantee. However, to date UBHL through its affiliated company, Catamaran, has provided loans for working capital needs as described above. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements, other applicable laws, and regulations relating to the transfer of funds from India. The Letter of Comfort does not specify any time limit for extending support. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort or otherwise and UBHL does not provide such financial assistance to MBC, it may result in a material adverse effect on the Company’s financial position and on its ability to continue operations. UBHL controls the Company’s two largest shareholders, United Breweries of America, Inc. (“UBA”) and Inversiones Mirabel, S.A., a Panamanian corporation (“Inversiones”), and as such, is the Company’s indirect majority shareholder. The Company’s Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

The board of directors of UBHL during this quarter has approved debt financing to the Company in the form of $1,000,000 of bridge loans. If UBHL does not consummate such debt financing, it would have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

Gordian Group

On December 9, 2015, the Company engaged Gordian Group, LLC (“Gordian Group”) to serve as the Company’s exclusive investment banker to assist the Company in evaluating, exploring and, if deemed appropriate by the Company, pursuing and implementing certain strategic and financial options and transactions that may be available to the Company, including in connection with a possible debt or equity capital financing, merger, consolidation, joint venture or other business combination involving, or sale of substantially all or a material portion of the assets (outside of the ordinary course of business) or outstanding securities of, the Company and/or its subsidiaries, and/or the acquisition of substantially all or a material portion of the assets or outstanding securities of another entity (each, a “Financial Transaction”). Gordian Group is a New York-based independent investment banking firm. While the Company has commenced evaluating its available options, no conclusion as to any specific option or transaction has been reached, nor has any specific timetable been fixed for this effort, and there can be no assurance that any strategic or financial option or transaction will be presented, implemented or consummated. The Company intends to use proceeds of the Financial Transaction, if any, to repay the amount owed to Lender when it becomes due.

At March 31, 2016, the Company had cash and cash equivalents of $52,900, an accumulated deficit of $18,032,700, and a working capital deficit of $12,249,000 due to losses incurred, and to debts payable to Lender and subordinated notes payable to UBA on June 23, 2016. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at March 31, 2016.

Management has taken several actions to reduce the Company’s working capital needs through March 31, 2017, including reducing discretionary expenditures, reducing manpower, securing additional brewing contracts in an effort to utilize a portion of excess production capacity, and pursuing export opportunities. The Company is pursuing a Financial Transaction through Gordian Group as described above. The Company has relied upon the continued loans from Catamaran to support operations. The current revenue from operations is insufficient to meet the working capital needs of the Company over the next 12 months. The Company has requested UBHL to make a capital infusion.

If UBHL or other sources do not provide sufficient financial assistance to MBC, it will result in a material adverse effect on the Company’s financial position and on its ability to continue operations and it may have to seek capital by selling some of its operating assets. In addition, the Company’s lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which includes the Company’s real and personal property in the United States and the United Kingdom. The loss of any material pledged asset would have a material adverse effect on the Company’s financial position and results of operations.

Vijay Mallya, the Company’s Chairman and indirect majority shareholder is presently subject to certain legal proceedings in India, which may impair the Company’s ability to obtain financing from UBHL and other potential funding sources.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	March 31, 2016	December 31, 2015
Raw Materials	$551,500	$628,100
Beer-in-process	339,300	312,200
Finished Goods	510,200	541,400
Merchandise	64,000	65,300
TOTAL	$1,465,000	$1,547,000

4. Secured Lines of Credit

MB Financial Credit and Security Agreement

The borrowings under the Credit and Security Agreement are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility currently carries interest (including default interest) at a rate of prime plus 3% and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of March 31, 2016 was approximately $120,700. Included in the Company’s balance sheet as at March 31, 2016 are account balances totaling $1,117,100 of accounts receivable and $1,375,000 of inventory collateralized to Lender under this facility. The Credit and Security Agreement expires on June 23, 2016.

RBS Facility

On April 26, 2005, RBS provided an approximately $2.8 million (£1,750,000) invoice discounting facility to KBEL based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of March 31, 2016 was approximately $964,100. Included in the Company’s balance sheet at March 31, 2016 are account balances totaling $2,174,200 of accounts receivable collateralized to RBS under this facility.

On November 24, 2015, KBEL received a notice from RBS regarding its intention to terminate the credit line and all other banking services it currently provides to KBEL on February 26, 2016. RBS subsequently extended the termination date to June 15, 2016, with any remaining amounts due 15 days later. The Company engaged in discussions with a bank which provided an indicative offer to provide alternate financing and banking services to KBEL. If KBEL does not finalize such alternate financing and provision of banking services, and if KBEL is unable to find alternate financing and banking services before termination of the RBS facilities, it would have a material adverse effect on KBEL and the Company.

5. Notes Payable to Related Parties

Notes payable to a related party consist of notes payable to Catamaran dated January 22, 2014, April 24, 2014, February 5, 2015, June 30, 2015, March 14, 2016, and March 30, 2016 for a total value of $2,545,300 including accrued interest of $145,300. Catamaran Holdings, Ltd. (“Holding”), the sole shareholder of Catamaran, has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL.

The first four Catamaran notes are payable within six months following the date of the notes, and if the Company is not able to satisfy its obligations on these notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until they are paid. However, each time Catamaran provided a loan, the Company received a letter from Lender permitting the Company to obtain such loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Credit and Security Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” with respect to the notes dated January 22, 2014, April 24, 2014, and February 5, 2015 means a payment made from an equity investment by the Company’s majority shareholder in excess of $500,000. A “Permitted Payment” with respect to the note dated June 30, 2015 means a payment made from an equity investment by the Company’s majority shareholder. On March 14, 2016, Catamaran provided a fifth loan in the principal amount of $325,000 on terms substantially similar to the previous notes, except that the definition of “Permitted Payment” was revised to mean, for purposes of this fifth note, a payment made from a bridge loan by the Company’s majority shareholder in excess of $600,000 (a “Permitted Bridge Loan Payment”). On March 30, 2016, Catamaran provided a sixth loan in the principal amount of $75,000 on terms substantially similar to the fifth note. The Catamaran loans evidenced by those promissory notes dated March 14, 2016 and March 30, 2016 are also payable within six months following the date of the notes, and if the Company is not able to satisfy its obligations on these notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until they are paid. If Catamaran ceases to provide ongoing financial support to the Company, it would have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

Interest shall accrue from the date of the applicable Catamaran note on the unpaid principal at a rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America Corporation in San Francisco, California, or (ii) ten percent (10%) per annum, until the principal is fully paid.

The Catamaran notes may be prepaid without penalty at the option of the Company; however, no payments on the Catamaran notes may be made unless such payment is a “Permitted Payment” or certain existing obligations of the Company to Lender pursuant to the Credit and Security Agreement have been satisfied in full. The Catamaran notes may not be amended without the prior written consent of Lender.

6. Secured Notes Payable

Maturities of secured notes payable for succeeding years are as follows:

	March 31, 2016	December 31, 2015
Loan from MB Financial, payable in monthly installments of $12,300, plus interest (including default interest) at prime plus 4% with a balloon payment of approximately $2,202,500 in June 2016; secured by substantially all assets of Releta and MBC.	$2,239,400	$2,276,200

Loans from MB Financial, payable in monthly installments of $32,300 plus interest (including default interest) at prime plus 3.5% with a balloon payment of approximately $908,700 in June 2016; secured by substantially all assets of Releta and MBC.	1,005,500	1,102,400
	3,244,900	3,378,600

Less current maturities	3,244,900	3,378,600
	$-	$-

7. Long-Term Debt – Related Party

	March 31, 2016	December 31, 2015
Loan from Heineken UK Limited, payable in quarterly installments of $137,900, plus interest at UK prime plus 5% maturing on October 9, 2016, secured by licensing rights pursuant to a Sub-License Agreement.	$359,500	$491,500

Less current maturities	359,500	491,500
	$-	$-

On April 18, 2013, KBEL entered into a loan agreement (the “HUK Loan Agreement”) with HUK pursuant to which HUK provided KBEL with a secured term loan of £1,000,000 on October 9, 2013 to be repaid in twelve quarterly installments of £83,333.33 each, commencing from January 9, 2014 and to be repaid in full by October 9, 2016. Interest on the HUK loan is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an Event of Default, as defined in the HUK Loan Agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-License Agreement as described and defined in the HUK Loan Agreement.

8. Capital Lease Obligations

The Company leases certain brewing equipment under an agreement that is classified as a capital lease. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of March 31, 2016, are as follows:

Nine months Ending December 31, 2016	$21,600
Year Ending December 31, 2017	27,600
Year Ending December 31, 2018	21,300
Year Ending December 31, 2019	21,300
Year Ending December 31, 2020	21,000
112,800
Less amounts representing interest	(17,700)
Present value of minimum lease payments	95,100
Less current maturities	22,700
Non-current leases payable	$72,400

9. Subordinated Convertible Notes Payable to Related Party

Subordinated convertible notes to related parties are unsecured convertible notes payable to UBA for a total value including interest (at the prime rate plus 1.5%, but not to exceed 10% per year) of $3,704,000 and $3,680,100 as of March 31, 2016 and December 31, 2015, respectively. Thirteen of the UBA notes are convertible into common stock at $1.50 per share and one UBA note is convertible at a rate of $1.44 per share. The UBA notes have been extended until June 2016 but have automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. UBA may demand payment within 60 days following the end of the extension period but is precluded from doing so pursuant to a subordination agreement with Lender. The loans from Lender to which the UBA notes are subordinated mature in June 2016. The Company expects the UBA notes to be continued to be subordinated to any new financing facility obtained after maturity of Lender’s facility. The Company will also attempt to induce conversion of UBA notes to equity. The Company does not expect to have to use working capital to repay any of the UBA notes. The UBA notes include $1,788,600 and $1,764,700 of accrued interest at March 31, 2016 and December 31, 2015, respectively.

10. Severance Payable

The Company is a party to a Separation and Severance Agreement (the “Separation Agreement”) with Mr. Yashpal Singh, its President and Chief Executive Officer. Pursuant to the terms of the Separation Agreement, upon Mr. Singh’s (i) termination of employment for Good Reason (as defined in the Separation Agreement), (ii) termination of employment at the end of the employment term, (iii) death, (iv) disability or (v) termination by the Company without Cause (as defined in the Separation Agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by the number of years (on a pro-rated basis) he had been employed by the Company at the Termination Date (as defined in the Separation Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Singh’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). Payments due to Mr. Singh under the Separation Agreement shall be paid in equal monthly installments by the Company over a 20 month period. Mr. Singh’s current employment contract ends on June 30, 2016. The receipt of payments is contingent on Mr. Singh executing a release of claims for the benefit of the Company. As of March 31, 2016, the Company has accrued $813,800 against this obligation.

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

On September 26, 2014, The New Buffalo Brewing Co., Inc. (“NBB”) initiated an action against Releta in the Supreme Court of the State of New York for the County of Erie to recover damages for alleged breaches of a Brewing Production Agreement between NBB and Releta dated September 6, 2013 (the “Brewing Production Agreement”), as well as for a declaration rescinding and nullifying the Brewing Production Agreement, and, in case of Releta’s failure to answer or appear, damages resulting from the alleged breaches, rescission of the Brewing Production Agreement, attorneys’ fees and any other relief deemed proper by the court. In a demand letter to Releta dated October 16, 2014, NBB demanded payment of the sum of $500,000. The Company has engaged a law firm in New York to respond. The trial date is set for January 17, 2017.

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

Operating Leases

The Company leases some of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates through 2020 and provide for renewal options ranging from month-to-month to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on similar properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay certain costs (including real estate taxes, insurance and repairs).

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

12. Related-Party Transactions

The Company conducts business with United Breweries of America, Inc. (“UBA”), which owns approximately 25% of the Company’s common stock. Until October 2013, KBEL had significant transactions with Shepherd Neame, Ltd., which is a related party with respect to a former Board member. KBEL also has had significant transactions with HUK, a related party with respect to one of MBC’s Board members, beginning in October 2013.

The following table reflects the value of such transactions during the quarters ended March 31, 2016 and 2015 and the balances outstanding as of March 31, 2016 and December 31, 2015.

	March 31, 2016	March 31, 2015
TRANSACTIONS
Purchases from HUK	$2,600,400	$2,404,600
Expense reimbursement to HUK	$216,200	$208,500
Interest expense related to UBA & Catamaran notes	$49,600	$37,700
Borrowing from Catamaran	$400,000	$500,000

	Mar 31, 2016	Dec 31, 2015
ACCOUNT BALANCES
Accounts payable and accrued liability to HUK	$1,661,500	$1,669,400
Notes payable to Catamaran	$2,545,300	$2,119,600
Notes payable to UBA	$3,704,000	$3,680,100

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

A summary of each segment is as follows:

	Three Months Ended March 31, 2016
	North American Territory	Foreign Territory	Total

Net Sales	$2,702,400	$4,208,600	$6,911,000
Operating Loss	$(482,100)	$(15,600)	$(497,700)
Identifiable Assets	$12,162,800	$3,937,100	$16,099,900
Depreciation & Amortization	$169,700	$113,900	$283,600
Capital Expenditures	$-	$82,200	$82,200

	Three Months Ended March 31, 2015
	North American Territory	Foreign Territory	Total

Net Sales	$2,373,700	$4,320,400	$6,694,100
Operating Income (Loss)	$(581,000)	$62,100	$(518,900)
Identifiable Assets	$13,398,300	$4,159,700	$17,558,000
Depreciation & Amortization	$168,700	$116,000	$284,700
Capital Expenditures	$-	$70,800	$70,800

14. Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $361,800 as of March 31, 2016. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,431,000. Condensed financial information of MBC, together with its other subsidiary, Releta is as follows:

Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Balance Sheets

Assets
Cash and cash equivalents	$50,300	$61,300
Accounts receivable, net	1,117,100	1,121,300
Inventories	1,375,000	1,490,100
Other current assets	104,900	199,800
Total current assets	2,647,300	2,872,500

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	9,220,100	9,378,500
Intercompany receivable	272,600	284,000
Other assets	295,400	175,800
Total assets	$13,660,400	$13,935,800

Liabilities
Line of credit	$120,700	$453,100
Accounts payable	2,692,200	2,640,400
Accrued liabilities	1,293,800	1,021,000
Note payable to related party	2,545,300	2,119,600
Subordinated convertible notes to related party	3,704,000	3,680,100
Current maturities of debt, leases and severance	3,496,600	3,505,900
Total current liabilities	13,852,600	13,420,100

Long-term capital leases	12,600	14,000
Severance payable	569,700	678,400
Total liabilities	14,434,900	14,112,500

Stockholders’ deficit
Common stock	15,100,300	15,100,300
Preferred stock	227,600	227,600
Accumulated deficit	(16,102,400)	(15,504,600)
Total stockholders’ deficit	(774,500)	(176,700)
Total liabilities and stockholders’ deficit	$13,660,400	$13,935,800

Statements of Operations
	Quarter ended March 31
	2016	2015
	(unaudited)	(unaudited)
Net sales	$2,592,300	$2,373,700
Cost of goods sold	2,225,100	2,122,600
Selling, marketing, and retail expenses	291,500	353,400
General and administrative expenses	559,500	480,100
Loss from operations	(483,800)	(582,400)

Other (income)	(3,700)	(3,100)
Interest expense	117,700	123,000
Provision for taxes	-	3,800
Net loss	$(597,800)	$(706,100)

Statements of Cash Flows
	Quarter ended March 31
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities	$45,100	$(269,200)
Purchase of property and equipment	-	-
Net borrowing (repayment) on line of credit	(332,400)	(90,200)
Borrowing on note payable	400,000	500,000
Repayment on long term debt	(133,700)	(133,700)
Payment on obligation under capital lease	(1,400)	(1,300)
Net change in payable to UBIUK	11,400	(30,800)
Decrease in cash	(11,000)	(25,200)
Cash, beginning of period	61,300	61,500
Cash, end of period	$50,300	$36,300

15. Income Taxes

In the three months ended March 31, 2016 and 2015, the Company recorded tax expenses related to state franchise taxes only, and did not record income tax expenses due to the availability of deferred tax assets to offset any taxable income in the US (at the federal and state level to the extent applicable) and the UK. The Company has established a full valuation allowance against the Company’s deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized has not yet been met. During the three months ended March 31, 2016 and March 31, 2015, the Company’s effective tax rates were de minimis.

The Company’s major tax jurisdictions are (i) US (federal), (ii) California (state), (iii) New York (state) and (iv) UK. Tax returns remain open to examination by the applicable governmental authorities for tax years 2012 through 2015. The federal and state taxing authorities may choose to audit tax returns for prior years due to significant tax attribute carryforwards for those prior years. However, such audits will be limited to adjustments to such carryforward tax attributes. The Company is not currently being audited in any tax jurisdiction.

16. Subsequent Events

Pursuant to a resolution adopted on September 10, 2013 by the Company’s Board of Directors, the Company entered into a Separation and Severance Agreement with Mr. Mahadevan Narayanan, the Company’s Chief Financial Officer and Secretary on April 12, 2016. Pursuant to the terms of the agreement, upon Mr. Narayanan’s (i) termination of employment for Good Reason (as defined in the agreement), (ii) death, (iii) disability or (iv) termination by the Company without Cause (as defined in the agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by the number of years (on a pro-rated basis) he had been employed by the Company at the Termination Date (as defined in the agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Narayanan’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). If Mr. Narayanan’s employment is terminated without Cause, in addition to the severance payment described above, he shall also receive either (i) 365 days prior written notice or (ii) a lump sum payment equal to twelve (12) months of his base salary at the rate in place at the Termination Date (the “Notice Payment”). Payments due to Mr. Narayanan under the Separation Agreement shall be paid in equal monthly installments by the Company over a 20 month period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the rest of this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, and “the Company” and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term “MBC” is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including but not limited to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. Such information involves risks and uncertainties and are based on current expectations, estimates and projections about the Company’s business, Management’s beliefs, and assumptions made by Management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of those and similar words are intended to identify such forward-looking statements. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company’s future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available as of the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including but not limited to, our ability to continue as a going concern, changes in the pricing environment for the Company’s products, changes in demand for malt beverage products in different Company markets, changes in distributor relationships or performance, changes in customer preference for the Company’s malt beverage products, regulatory or legislative changes, the impact of competition, changes in the prices of raw materials, availability of financing for operations, changes in interest rates, changes in the Company’s European beer business, and other risks discussed elsewhere in this Quarterly Report on Form 10-Q and from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic, Canadian and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revisions to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Segment Information

Prior to 2001, the Company’s business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With the Company’s acquisition of United Breweries International (UK), Ltd. (“UBIUK”) in August 2001, the Company gained a new business segment ― distribution of beer outside the US, primarily in the United Kingdom (the “UK”) and continental Europe (collectively, the “Foreign Territory”). This segment accounted for 60% and 64% of the Company’s gross sales during the first quarter of 2016 and 2015 respectively, with the US and Canada (the “North American Territory”) accounting for the remaining 40% and 36% during the first quarter of 2016 and 2015 respectively.

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

Summary of Financial Results

The Company ended the first quarter of 2016 with a net loss of $637,100, as compared to a net loss of $673,900 for the same period in 2015. As set forth more fully under the section captioned “Results of Operations” below, during the first quarter of 2016, net sales increased by $106,800 compared to the first quarter of 2015. Compared to the first quarter of 2015, costs of goods sold increased by $280,300, operating expenses decreased by $194,700, and net other expenses decreased by $11,800 in the first quarter of 2016, all of which contributed to the Company’s results for the period.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 compared to Three Months ended March 31, 2015

Net Sales

Overall net sales for the first quarter of 2016 were $6,800,900, an increase of $106,800, or 1.6%, compared to $6,694,100 for the first quarter of 2015.

North American Territory: Net sales in the North American Territory for the first quarter of 2016 were $2,592,300, compared to $2,373,700 for the same period in 2015, an increase of $218,600, or 9%. The sales volume increased to 12,700 barrels in the first quarter of 2016 from 11,600 barrels in the first quarter of 2015, representing an increase of 1,100 barrels, or 9%. Of the numerical barrel increase, sales of our brands decreased by 500 barrels mainly due to lower demand, and sales of contract brands increased by 1,600 barrels. The Company continues to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah, California and Saratoga Springs, New York brewing facilities, and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the North American Territory.

Foreign Territory: Net sales in the Foreign Territory for the first quarter of 2016 were $4,208,600, compared to $4,320,400 during the corresponding period of 2015, a decrease of $111,800, or 3%. The decrease was due to lower sales in core channels and currency rate fluctuation.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first quarter of 2016 was 72% compared to 69% during the first quarter of 2015.

North American Territory: Cost of goods sold as a percentage of net sales in the North American Territory during the first quarter of 2016 was 86%, as compared to 89% during the corresponding period of 2015, due to higher sales realization. Utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at lower percentage of production capacity, cost is unfavorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a smaller volume base. Our production capacity is currently underutilized. In addition to capacity utilization, other factors that could affect cost of sales include unanticipated increases in material and shipping costs, the availability and prices of raw materials and packaging materials, and the availability of contract brewing arrangements.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the first quarter of 2016 was 63% compared to 57% during the first quarter of the year 2015. The increase was due to lower sales realization and currency rate fluctuation.

Gross Profit

As a result of the increase in cost of goods sold described above, gross profit for the first quarter of 2016 decreased to $1,922,100, compared to $2,095,600 during the corresponding period of 2015. As a percentage of net sales, gross profit during the first quarter of 2016 decreased to 28% compared to 31% in 2015 due to lower sales realization in the Foreign Territory.

Operating Expenses

Operating expenses for the first quarter of 2016 were $2,419,800, a decrease of $194,700, or 7%, as compared to $2,614,500 for the first quarter of 2015. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Expenses

The Company’s marketing and distribution expenses for the first quarter of 2016 were $1,202,800, as compared to $1,402,900 for the first quarter of 2015, representing a decrease of $200,100, or 14%. These expenses decreased to 18% of net sales for the first quarter of 2016 compared to 21% during the first quarter of 2015.

North American Territory: Marketing and distribution expenses in the North American Territory for the first quarter of 2016 were $291,500, compared to $353,400 during first quarter of 2015, representing a decrease of $61,900, or 18% due to reduction in manpower. As a percentage of net sales in the North American Territory, marketing and distribution expenses increased to 11% of net sales for the first quarter of 2016 compared to 15% during the first quarter of 2015.

Foreign Territory: Marketing and distribution expenses in the Foreign Territory for the first quarter of 2016 were $911,300, compared to $1,049,500 during the first quarter of 2015, representing a decrease of $138,200, or 13%. As a percentage of net sales in the UK, marketing and distribution expenses during the first quarter of 2016 was 22% compared to 24% during the first quarter of 2015. The decrease was mainly due to decrease in advertising and promotional expenses.

General and Administrative Expenses

The Company’s general and administrative expenses were $1,217,000 for the first quarter of 2016, compared to $1,211,600 for the first quarter of 2015, representing an increase of $5,400. As a percentage of net sales, these expenses remained at 18% during the first quarter of 2016 and 2015.

North American Territory: General and administrative expenses related to the North American Territory were $559,500 during the first quarter of 2016, compared to $480,100 for the corresponding period of 2015, representing an increase of $79,400, or 17% mainly due to increase in salary of administrative employees and accrued compensation to Directors on account of increase in number of meetings. As a percentage of net sales in the North American Territory, expenses increased to 22% during the first quarter of 2016, compared to 20% during the first quarter of 2015.

Foreign Territory: General and administrative expenses related to the Foreign Territory decreased to $657,500 for the first quarter of 2016, representing a decrease of $74,000, or 10%, compared to $731,500 for the first quarter of 2015 due to reduction in recruitment related training expenses. As a percentage of net sales in the Foreign Territory, expenses decreased to 16% during the first quarter of 2016, compared to 17% during the first quarter of 2015. The decrease was mainly due to decrease in training expenses and other miscellaneous expenses.

Other Expenses

Other expenses for the first quarter of 2016 totaled $139,400, representing a decrease of $11,800 or 8% when compared to other expenses of $151,200 for the first quarter of 2015 due to reduction in interest expenses on account of reduction in debts.

Income Taxes

The Company recorded provisions of $3,800 for income taxes associated with operations in the North American Territory during the first quarter of 2015. The Company did not record any provision for income taxes associated with operations in the North American territory in the first quarter of 2016.

Net Loss

The Company’s net loss for the first quarter of 2016 was $637,100, as compared to a net loss of $673,900 for the first quarter of 2015. After providing for a positive foreign currency translation adjustment of $4,700 during the first quarter of 2016, as compared to a positive foreign currency translation adjustment of $27,100 for the same period in 2015, the comprehensive loss for the first quarter of 2016 was $632,400, as compared to $646,800 for the same period in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah, California and Saratoga Springs, New York facilities has continued to place demands on our working capital. Historically, our operations have not generated sufficient cash flow to provide us with sufficient working capital. However, we have received $400,000 from Catamaran this year and believe that the liquidity we would derive from debt financing in the form of $1,000,000 of bridge loans, approved by the board of directors of UBHL, and cash flow attributable to our operations would be sufficient to fund our capital expenditures, debt maturities and other business needs for the next twelve months.

The continuation of the Company as a going concern is dependent upon the continued financial support from Catamaran and/or UBHL, its ability to obtain other debt or equity financing, and generating profitable operations from the Company’s future operations. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On December 9, 2015, the Company engaged Gordian Group, LLC (“Gordian Group”) to serve as the Company’s exclusive investment banker to assist the Company in evaluating, exploring and, if deemed appropriate by the Company, pursuing and implementing certain strategic and financial options and transactions that may be available to the Company, including in connection with a possible debt or equity capital financing, merger, consolidation, joint venture or other business combination involving, or sale of substantially all or a material portion of the assets (outside of the ordinary course of business) or outstanding securities of, the Company and/or its subsidiaries, and/or the acquisition of substantially all or a material portion of the assets or outstanding securities of another entity (each, a “Financial Transaction”). Gordian Group is a New York-based independent investment banking firm. While the Company has commenced evaluating its available options, no conclusion as to any specific option or transaction has been reached, nor has any specific timetable been fixed for this effort, and there can be no assurance that any strategic or financial option or transaction will be presented, implemented or consummated. The Company intends to use proceeds of the Financial Transaction, if any, to repay the amount owed to MB Financial when it becomes due.

Vijay Mallya, the Company’s Chairman and indirect majority shareholder is presently subject to certain legal proceedings in India, which may impair the Company’s ability to obtain financing from UBHL and other potential funding sources.

UBHL Support. The Company received a letter dated November 11, 2013 from UBHL, the Company’s indirect majority shareholder, expressing its willingness to commit to invest up to $2,000,000 in the Company in four installments to be paid every six months over a two year period. The letter did not state definitive terms for the proposed investment but stated that UBHL would consider such additional investment based on a business plan to be provided by the Company. We provided a business plan in February 2015 and requested additional investment from UBHL and are awaiting UBHL’s response.

In addition, in response to the losses incurred in connection with the Company’s operations, UBHL issued the Letter of Comfort to the Company’s accountants on March 5, 2015, to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that the Company is able to meet its financial obligations as and when they fall due. The Letter of Comfort does not specify either the terms of UBHL’s support, or a maximum dollar limit and is not a legally binding agreement or guarantee. However, to date, UBHL through its affiliated company, Catamaran, has provided loans for working capital needs as described below. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements, other applicable laws, and regulations relating to the transfer of funds from India. The Letter of Comfort does not specify any time limit for extending support. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort or otherwise and UBHL does not provide such financial assistance to MBC, it may result in a material adverse effect on the Company’s financial position and on its ability to continue operations. UBHL controls the Company’s two largest shareholders, UBA and Inversiones, and as such, is the Company’s indirect majority shareholder. The Company’s Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

The board of directors of UBHL during this quarter has approved debt financing to the Company in the form of $1,000,000 of bridge loans. If UBHL does not consummate such debt financing, it would have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

Catamaran Notes. On January 22, 2014, Catamaran, a related party, provided a loan to MBC in the principal amount of $500,000 evidenced by a promissory note. On April 24, 2014, Catamaran provided a second loan in the principal amount of $500,000 on terms similar to the previous note. On February 5, 2015, Catamaran provided a third loan in the principal amount of $500,000 on terms similar to the previous notes. On June 30, 2015, Catamaran provided a fourth loan in the principal amount of $500,000 on terms similar to the previous notes, and the Company received the proceeds against this note on July 6, 2015. These four Catamaran notes are payable within six months following the date of the notes, and if the Company is not able to satisfy its obligations on these notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until they are paid. However, each time Catamaran provided a loan, the Company received a letter from Lender (as defined below) permitting the Company to obtain such loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Credit and Security Agreement (as defined below) were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” with respect to the notes dated January 22, 2014, April 24, 2014, and February 5, 2015 means a payment made from an equity investment by the Company’s majority shareholder in excess of $500,000. A “Permitted Payment” with respect to the note dated June 30, 2015 means a payment made from an equity investment by the Company’s majority shareholder. On March 14, 2016, Catamaran provided a fifth loan in the principal amount of $325,000 on terms substantially similar to the previous notes, except that the definition of “Permitted Payment” was revised to mean, for purposes of this fifth note, a payment made from a bridge loan by the Company’s majority shareholder in excess of $600,000 (a “Permitted Bridge Loan Payment”). On March 30, 2016, Catamaran provided a sixth loan in the principal amount of $75,000 on terms substantially similar to the fifth note. The Catamaran loans evidenced by those promissory notes dated March 14, 2016 and March 30, 2016 are also payable within six months following the date of the notes, and if the Company is not able to satisfy its obligations on these notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until they are paid. If Catamaran ceases to provide ongoing financial support to the Company, it would have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

Interest shall accrue from the date of the applicable Catamaran note on the unpaid principal at a rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America Corporation in San Francisco, California, or (ii) ten percent (10%) per annum, until the principal is fully paid.

The Catamaran notes may be prepaid without penalty at the option of the Company; however, no payments on the Catamaran notes may be made unless such payment is a “Permitted Payment” or certain existing obligations of the Company to Lender pursuant to the Credit and Security Agreement have been satisfied in full. The Catamaran notes may not be amended without the prior written consent of Lender.

MB Financial Facility. On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (as amended, the “Credit and Security Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). Cole Taylor merged into MB Financial Bank, an Illinois banking corporation (“MB Financial”) on August 18, 2014. As used in this Report, “Lender” shall refer to Cole Taylor prior to August 18, 2014 and to MB Financial, as successor in interest to Cole Taylor, on or after August 18, 2014. The Credit and Security Agreement provided a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility (the “Revolver”), a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. The applicable interest rates are as follows: (a) with respect to the Revolver, the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan and the capital expenditure term loan, the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, the Wall Street Journal prime rate plus a margin of 2.00%. As described below, effective September 1, 2013, Lender is charging a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement. As described below, the Second Amendment (as defined below) (among other things) reduces the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta Brewing Company, LLC ("Releta"), which is used in the determination of the amount available to each of MBC and Releta pursuant to the Revolver. Under the terms of the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable. The Credit and Security Agreement binds the Company to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority interest in all of MBC’s and Releta’s personal property and a first mortgage on our Ukiah, California real property, among other MBC and Releta assets.

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

On September 18, 2013, MBC and Releta received a notice (the “Default Notice”) from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Credit and Security Agreement and, effective September 1, 2013, began charging a default interest rate equal to 2% per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement.

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

Effective August 20, 2014, pursuant to a notice to MBC and Releta dated August 18, 2014 (the “Third Default Notice”) which referred to MBC’s and Releta’s continued failure to meet the required fixed charge coverage ratio and the tangible net worth requirement, Lender notified MBC and Releta that it would reduce the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the Revolver. Under the terms of the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

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

The Second Amendment also reduced the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by two percent (2%) and continues to reduce each by an additional two percent (2%) on the 20th day of each month thereafter. The advance rates are used in the calculation of the borrowing base of each borrower, which is used in the determination of the amount available to each borrower pursuant to the Revolver. As stated above, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

As of March 31, 2016, pursuant to the Credit and Security Agreement, the fixed charge coverage ratio was required to be 1.15 to 1. The Company calculated that the fixed charge coverage ratio as of March 31, 2016 was -0.20 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of March 31, 2016 and the actual tangible net worth on such date was $3,576,900. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth, as required by the Credit and Security Agreement, in the immediate future.

The Credit and Security Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Credit and Security Agreement. Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Credit and Security Agreement, certain other related documents and applicable law. An event of default shall be deemed continuing until waived in writing by Lender. Under the Credit and Security Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Credit and Security Agreement may, at Lender’s option, be declared, and immediately shall become, due and payable, without notice of any kind. Lender could declare the full amount owed under the Credit and Security Agreement due and payable at any time for any reason or no reason. Since executing the Second Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Credit and Security Agreement in connection with the events of default. As noted above, effective September 1, 2013, Lender elected, and continues, to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement. The Company estimates that the increased interest rate currently results in the payment by the Company to Lender of additional interest of approximately $120,000 per year. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. The Credit and Security Agreement expires on June 23, 2016. There is no guarantee that MBC and Releta will be able to obtain alternate financing on terms favorable to the Company or on any terms. If the Company is unable to obtain alternate financing, it will have a material adverse effect on the Company’s financial condition and the Company’s ability to operate.

HUK Facility. On April 18, 2013, KBEL entered into a Loan Agreement with HUK pursuant to which HUK agreed to provide KBEL with a secured term loan facility of £1,000,000 to be made available, subject to the fulfillment of certain conditions precedent, on October 9, 2013, to be repaid in full by October 9, 2016. KBEL availed itself of the loan on October 9, 2013. The Loan Agreement with HUK is described under the section captioned “Description Of Our Indebtedness” below.

Our available cash is insufficient to fund our future activities, and therefore we need to raise additional funds through bank credit arrangements, or public or private equity or debt financings as described above. If we are not able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all, this may have a material adverse effect on the Company’s financial condition and ability to continue operations.

We have several loans, lines of credit, other credit facilities and lease agreements which are currently outstanding (collectively, “Indebtedness”). We currently make timely payments of principal and interest relating to the Indebtedness as they fall due. However, if we fail to maintain any of the financial covenants under the Credit and Security various agreements governing Indebtedness (such as the defaults under the Agreement described above), fail to make timely payments of amounts due under the Indebtedness, or commit any other breach resulting in an event of default under the agreements governing Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on our financial condition. If our existing debt were accelerated and terminated, we would need to obtain replacement financing, the lack of which would have a material adverse effect on our financial condition and ability to continue operations. In addition, actions taken by secured parties against the Company’s assets which have been pledged as collateral could have a material adverse effect on our financial condition and operations.

At March 31, 2016, the Company had cash and cash equivalents of $52,900, an accumulated deficit of $18,032,700, and a working capital deficit of $12,249,000 due to losses incurred, and to debts payable to MB Financial and subordinated notes payable to UBA on June 23, 2016. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at March 31, 2016.

Management has taken several actions to reduce the Company’s working capital needs through March 31, 2017, including reducing discretionary expenditures, reducing manpower, securing additional brewing contracts in an effort to utilize a portion of excess production capacity, and pursuing export opportunities. The Company is pursuing a Financial Transaction through Gordian Group as described above. The Company has relied upon the continued loans from Catamaran to support operations. The current revenue from operations is insufficient to meet the working capital needs of the Company over the next 12 months. The Company has requested UBHL to make a capital infusion.

If UBHL or other sources do not provide sufficient financial assistance to MBC, it will result in a material adverse effect on the Company’s financial position and on its ability to continue operations and it may have to seek capital by selling some of its operating assets. In addition, the Company’s lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which includes the Company’s real and personal property in the United States and the United Kingdom. The loss of any material pledged asset would have a material adverse effect on the Company’s financial position and results of operations.

Vijay Mallya, the Company’s Chairman and indirect majority shareholder is presently subject to certain legal proceedings in India, which may impair the Company’s ability to obtain financing from UBHL and other potential funding sources.

Cash Flow Results

Net cash provided by operating activities for the three months ended March 31, 2016 was $406,100, compared to net cash used in operations of $478,500 for the three months ended March 31, 2015. During the first quarter of 2016, accounts receivable decreased by $442,400 due to increased collections in Foreign Territory. Accounts payable during the first quarter of 2016 decreased by $35,000. Our inventory decreased by $80,800 during the first three months of 2016 due to lower production in North American Territory. Accrued liabilities increased by $186,100 during the first quarter of the year 2016 due to accrued Directors compensation and legal expenses.

Net cash used in investing activities totaled $82,200 for the first quarter of 2016, compared to $70,800 during the corresponding period in 2015, due to increased purchases of beer dispensing equipment.

Net cash used in financing activities during the first quarter of 2016 totaled $405,800, compared to net cash provided by financing activities during the first quarter of 2015 of $421,800, as a result of decrease in use of the revolving line of credit and repayment of debts to MB Financial.

Description of Our Indebtedness

MB Financial Facility

On June 23, 2011, MBC and Releta entered into the Credit and Security Agreement with Cole Taylor. Cole Taylor merged into MB Financial on August 18, 2014. As used in this Report, “Lender” shall refer to Cole Taylor prior to August 18, 2014 and to MB Financial, as successor in interest to Cole Taylor, on or after August 18, 2014. The Credit and Security Agreement provided a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 Revolver, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. The applicable interest rates are as follows: (a) with respect to the Revolver, the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan and the capital expenditure term loan, the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, the Wall Street Journal prime rate plus a margin of 2.00%. As described below, effective September 1, 2013, Lender is charging a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement. As described below, the Second Amendment (among other things) reduces the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the Revolver. Under the terms of the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable. The Credit and Security Agreement binds the Company to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority interest in all of MBC’s and Releta’s personal property and a first mortgage on our Ukiah, California real property, among other MBC and Releta assets.

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

On September 18, 2013, MBC and Releta received a Default Notice from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Credit and Security Agreement and, effective September 1, 2013, began charging a default interest rate equal to 2% per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement.

On April 18, 2014, MBC and Releta received the Second Default Notice from Lender regarding its intention to exercise certain rights with respect to events of default of the Company pursuant to the Credit and Security Agreement. The Second Default Notice required MBC and Releta to engage a consultant to perform a viability analysis and prepare a revised projection for 2014, to be delivered to Lender on or before April 30, 2014. MBC and Releta engaged a consultant and delivered a revised projection on April 30, 2014. As stated in the Second Default Notice, the Company continued to be in default on the fixed charge coverage ratio for each measurement period beginning March 31, 2013 through February 28, 2014. The required fixed charge coverage ratio was initially required to be at least 1.05 to 1.00, but as of July 31, 2013, the required fixed charge coverage ratio increased to 1.10 to 1.00 pursuant to the terms of the Credit and Security Agreement. The Second Default Notice also stated that the tangible net worth of MBC and Releta continued to fall short of the required amount as measured through February 28, 2014.

Effective August 20, 2014, pursuant to the Third Default Notice to MBC and Releta dated August 18, 2014, which referred to MBC’s and Releta’s continued failure to meet the required fixed charge coverage ratio and the tangible net worth requirement, Lender notified MBC and Releta that it would reduce the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the Revolver. Under the terms of the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

On January 21, 2015, MBC, Releta, and Lender entered into the Second Amendment to the Credit and Security Agreement. The Second Amendment reduced the maximum amount of the Revolver from $4,119,000 to $2,500,000. The Second Amendment also changed the definition of borrowing base (including by lowering certain advance rates) such that the calculation of the borrowing base will result in a lower number than it would have if calculated prior to the effectiveness of the Second Amendment. The borrowing base is used in the determination of the amount available to each borrower pursuant to the Revolver. Pursuant to the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

The Second Amendment also reduced the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by two percent (2%) and continues to reduce each by an additional two percent (2%) on the 20th day of each month thereafter. The advance rates are used in the calculation of the borrowing base of each borrower, which is used in the determination of the amount available to each borrower pursuant to the Revolver. As stated above, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

As of March 31, 2016, pursuant to the Credit and Security Agreement, the fixed charge coverage ratio was required to be 1.15 to 1. The Company calculated that the fixed charge coverage ratio as of March 31, 2016 was -0.20 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of March 31, 2016 and the actual tangible net worth on such date was $3,576,900. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth, as required by the Credit and Security Agreement, in the immediate future.

The Credit and Security Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Credit and Security Agreement. Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Credit and Security Agreement, certain other related documents and applicable law. An event of default shall be deemed continuing until waived in writing by Lender. Under the Credit and Security Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Credit and Security Agreement may, at Lender’s option, be declared, and immediately shall become, due and payable, without notice of any kind. Lender could declare the full amount owed under the Credit and Security Agreement due and payable at any time for any reason or no reason. Since executing the Second Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Credit and Security Agreement in connection with the events of default. As noted above, effective September 1, 2013, Lender elected, and continues, to charge a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement. The Company estimates that the increased interest rate currently results in the payment by the Company to Lender of additional interest of approximately $120,000 per year. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. The Credit and Security Agreement expires on June 23, 2016. There is no guarantee that MBC and Releta will be able to obtain alternative financing on terms favorable to the Company or on any terms. If the Company is unable to obtain alternate financing, it will have a material adverse effect on the Company’s financial condition and the Company’s ability to operate.

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

The aggregate outstanding principal amount of the UBA Notes as of March 31, 2016 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,788,600, for a total amount outstanding of $3,704,000.

As of March 31, 2016, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,469,300 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, voluntary conversion by UBA is unlikely.

Catamaran Notes

On January 22, 2014, Catamaran, a related party, provided a loan to MBC in the principal amount of $500,000 evidenced by a promissory note. On April 24, 2014, Catamaran provided a second loan in the principal amount of $500,000 on terms similar to the previous note. On February 5, 2015, Catamaran provided a third loan in the principal amount of $500,000 on terms similar to the previous notes. On June 30, 2015, Catamaran provided a fourth loan in the principal amount of $500,000 on terms similar to the previous notes, and the Company received the proceeds against this note on July 6, 2015. These four Catamaran notes are payable within six months following the date of the notes, and if the Company is not able to satisfy its obligations on these notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until they are paid. However, each time Catamaran provided a loan, the Company received a letter from Lender permitting the Company to obtain such loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Credit and Security Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” with respect to the notes dated January 22, 2014, April 24, 2014, and February 5, 2015 means a payment made from an equity investment by the Company’s majority shareholder in excess of $500,000. A “Permitted Payment” with respect to the note dated June 30, 2015 means a payment made from an equity investment by the Company’s majority shareholder. On March 14, 2016, Catamaran provided a fifth loan in the principal amount of $325,000 on terms substantially similar to the previous notes, except that the definition of “Permitted Payment” was revised to mean, for purposes of this fifth note, a payment made from a bridge loan by the Company’s majority shareholder in excess of $600,000 (a “Permitted Bridge Loan Payment”). On March 30, 2016, Catamaran provided a sixth loan in the principal amount of $75,000 on terms substantially similar to the fifth note. The Catamaran loans evidenced by those promissory notes dated March 14, 2016 and March 30, 2016 are also payable within six months following the date of the notes, and if the Company is not able to satisfy its obligations on these notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until they are paid. If Catamaran ceases to provide ongoing financial support to the Company, it would have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

Interest shall accrue from the date of the applicable Catamaran note on the unpaid principal at a rate equal to the lesser of (i) one and one-half percent (1.5%) per annum above the prime rate offered from time to time by the Bank of America Corporation in San Francisco, California, or (ii) ten percent (10%) per annum, until the principal is fully paid.

The Catamaran notes may be prepaid without penalty at the option of the Company; however, no payments on the Catamaran notes may be made unless such payment is a “Permitted Payment” or certain existing obligations of the Company to Lender pursuant to the Credit and Security Agreement have been satisfied in full. The Catamaran notes may not be amended without the prior written consent of Lender.

Other Loans, Credit Facilities and Commitments

Heineken Loan

On April 18, 2013, KBEL entered into a loan agreement (the “HUK Loan Agreement”) with HUK pursuant to which HUK provided KBEL with a secured term loan of £1,000,000 on October 9, 2013 to be repaid in twelve quarterly installments of £83,333.33 each, commencing from January 9, 2014 and to be repaid in full by October 9, 2016. Interest on the HUK loan is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an Event of Default, as defined in the HUK Loan Agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-License Agreement as described and defined in the HUK Loan Agreement.

Royal Bank of Scotland Facility

On April 26, 2005, RBS provided an approximately $2.8 million (£1,750,000) invoice discounting facility to KBEL based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carries an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of March 31, 2016 was approximately $964,100. Included in the Company’s balance sheet at March 31, 2016 are account balances totaling $2,174,200 of accounts receivable collateralized to RBS under this facility.

On November 24, 2015, KBEL received a notice from RBS regarding its intention to terminate the credit line and all other banking services it currently provides to KBEL on February 26, 2016. RBS subsequently extended the termination date to June 15, 2016, with any remaining amounts due 15 days later. The Company engaged in discussions with a bank which provided an indicative offer to provide alternate financing and banking services to KBEL. If KBEL does not finalize such alternate financing and provision of banking services, and if KBEL is unable to find alternate financing and banking services before termination of the RBS facilities, it would have a material adverse effect on KBEL and the Company.

Weighted Average Interest

The weighted average interest rates paid on our US debts was 6% for the first quarters of 2016 and 2015. For loans primarily associated with our Foreign Territory, the weighted average rate paid was 4% and 5% for the first quarters of 2016 and 2015 respectively.

Current Ratio

Our ratio of current assets to current liabilities on March 31, 2016 was 0.31 to 1.00 and the ratio of total assets to total liabilities was 0.88 to 1.00. Our ratio of current assets to current liabilities on March 31, 2015 was 0.46 to 1.00 and the ratio of total assets to total liabilities was 0.94 to 1.00.

Restricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $361,800 as of March 31, 2016. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,431,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the quarter ended March 31, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The discussion provided under the heading “Liquidity and Capital Resources” with respect to our default under our agreement with Lender, and the discussion under the subheading “MB Financial Facility,” under the heading “Description of Our Indebtedness,” both set forth in Item 2 of PART I of this Report, are hereby incorporated by reference in their entirety.

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

mendocino brewing company, inc.

Dated: May 16, 2016	By:	/s/Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2016	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

