Form 10-Q
period 2016-06-30
MENDOCINO BREWING CO INC
filed 2016-08-15
CIK 919134

United states

securities and exchange commission

WASHINGTON, D.C. 20549

Form 10-q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

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

The number of shares of Mendocino Brewing Company, Inc.’s common stock outstanding as of August 12, 2016 was 12,611,133.

MENDOCINO BREWING COMPANY, INC.

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$102,400	$129,600
Accounts receivable, net	3,211,600	3,835,500
Inventories	1,345,300	1,547,000
Prepaid expenses	721,200	759,900
Total Current Assets	5,380,500	6,272,000

Property and Equipment, net	10,024,400	10,588,200
Deposits and other assets	194,300	175,800

Total Assets	$15,599,200	$17,036,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$1,408,100	$1,663,400
Accounts payable	4,033,500	4,489,000
Accrued liabilities	2,040,100	1,908,700
Notes payable to related party	2,575,200	2,119,600
Subordinated convertible notes to related party	3,727,900	3,680,100
Current maturities of secured notes payable	3,111,300	3,378,600
Current maturities of long-term debt to related party	220,700	491,500
Current maturities of obligations under capital leases	21,500	23,100
Current maturities of severance payable	127,300	119,700
Total Current Liabilities	17,265,600	17,873,700

Long-Term Liabilities
Capital lease obligations, less current maturities	62,700	79,200
Severance payable	721,200	678,400
Total Long-Term Liabilities	783,900	757,600

Total Liabilities	18,049,500	18,631,300

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated other comprehensive income	480,400	472,400
Accumulated deficit	(18,258,600)	(17,395,600)
Total Stockholders’ Deficit	(2,450,300)	(1,595,300)

Total Liabilities and Stockholders’ Deficit	$15,599,200	$17,036,000

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED June 30		SIX MONTHS ENDED June 30
	2016	2015	2016	2015
Sales	$7,780,500	$8,264,800	$14,691,500	$15,072,100
Excise taxes	127,600	126,200	237,700	239,400
Net sales	7,652,900	8,138,600	14,453,800	14,832,700
Cost of goods sold	5,170,600	5,649,200	10,049,400	10,247,700
Gross profit	2,482,300	2,489,400	4,404,400	4,585,000
Operating expenses
Marketing	1,293,000	1,457,100	2,495,800	2,860,000
General and administrative	1,275,900	1,003,700	2,492,900	2,215,300
Total operating expenses	2,568,900	2,460,800	4,988,700	5,075,300
Income (loss) from operations	(86,600)	28,600	(584,300)	(490,300)
Other income (expense)
Other income	8,100	40,500	11,800	43,600
Interest expense	(145,800)	(154,800)	(288,900)	(309,100)
Total other expenses	(137,700)	(114,300)	(277,100)	(265,500)
Loss before income taxes	(224,300)	(85,700)	(861,400)	(755,800)
Provision for income taxes	1,600	-	1,600	3,800
Net loss	$(225,900)	$(85,700)	$(863,000)	$(759,600)
Foreign currency translation income (loss)	3,300	(30,000)	8,000	(2,900)
Comprehensive loss	$(222,600)	$(115,700)	$(855,000)	$(762,500)
Net loss per common share –
Basic	$(0.02)	$(0.01)	$(0.07)	$(0.06)
Diluted	$(0.02)	$(0.01)	$(0.07)	$(0.06)
Weighted average common shares outstanding –
Basic	12,611,133	12,611,133	12,611,133	12,611,133
Diluted	12,611,133	12,611,133	12,611,133	12,611,133

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(863,000)	$(759,600)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	571,200	581,400
Provision for doubtful accounts	(1,800)	(2,000)
Changes in operating assets and liabilities:
Interest accrued on notes payable to related parties	103,400	78,200
Accrued severance payable	50,400	-
Accounts receivable	339,000	957,000
Inventories	197,100	435,700
Prepaid expenses	(15,200)	(109,900)
Deposits and other assets	13,800	(37,700)
Accounts payable	(283,600)	(797,500)
Accrued liabilities	217,200	81,700
Net cash provided by operating activities	328,500	427,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(97,700)	(339,700)
Proceeds from sale of fixed assets	-	-
Net cash used in investing activities	(97,700)	(339,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment on lines of credit	(161,300)	(88,000)
Borrowing on note payable	400,000	500,000
Repayment on long-term debt	(506,100)	(521,400)
Payments on obligations under long term leases	(10,400)	(2,700)
Net cash used in financing activities	(277,800)	(112,100)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	19,800	900

NET CHANGE IN CASH	(27,200)	(23,600)

CASH, beginning of period	129,600	145,100

CASH, end of period	$102,400	$121,500

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,600	$3,800
Interest	$185,500	$230,900

NON CASH INVESTING AND FINANCING ACTIVITIES
Seller financed asset	$-	$98,500

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Mendocino Brewing Company, Inc. (the “Company” or “MBC”) was formed in 1983 in California, and has two operating subsidiaries: Releta Brewing Company, LLC (“Releta”), and United Breweries International (UK) Limited (“UBIUK”). In the United States (the “US”), MBC and Releta operate two breweries that produce beer and malt beverages for the specialty “craft” segment of the beer market. The breweries are located in Ukiah, California and Saratoga Springs, New York. The majority of sales for MBC in the US are in California. The Company brews several brands, of which Red Tail Ale is the flagship brand. In addition, the Company performs contract brewing for several other brands. Generally, product shipments are made directly from the breweries to wholesalers or distributors in accordance with state and local laws.

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

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements for the six months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the US. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K, as filed with the SEC, which contains additional financial and operating information and information concerning significant accounting policies followed by the Company. The financial statements and notes are representations of the Company’s management (“Management”) and its board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

The Company’s consolidated financial statements for fiscal year 2015 were prepared on a going concern basis. The continuation of the Company as a going concern is dependent upon continued financial support from Catamaran Services, Inc. (“Catamaran”) and/or United Breweries Holdings, Ltd., an Indian public limited company (“UBHL”), its ability to obtain other debt or equity financing, and generating profitable operations from the Company’s future operations. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Operating results from the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

Reclassifications

Certain items in the financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2016 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to a borrowing made in June 2011 were $225,000, which was fully amortized as of June 30, 2016. Amortization of deferred financing costs charged to operations was $22,500 for the six months ended June 30, 2016 and 2015.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are deposited with commercial banks in the US and the UK that have minimal credit risk. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $300 in cash deposits and $1,889,900 of accounts receivable due from customers located in the UK as of June 30, 2016.

Income Taxes

The Company accounts for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. The Company evaluated its tax positions and determined that there were no uncertain tax benefits as of June 30, 2016 and December 31, 2015.

Basic and Diluted Earnings (Loss) per Share

The basic earnings (loss) per share is computed by dividing the earnings (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net earnings (loss) per share exclude the dilutive effect of stock options or warrants and convertible notes. If the Company’s operations result in net loss for any period, diluted net loss per share would be the same as basic net loss per share, since the effect of any potentially dilutive securities would be anti-dilutive. Therefore, the conversion of the related party convertible notes (see “Subordinated Convertible Notes Payable to Related Party” below) has been excluded from the Company’s calculation of net loss per share. The computations of basic and dilutive net loss per share are as follows:

	Three months ended		Six months ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Net loss	$(225,900)	(85,700)	$(863,000)	(759,600)
Weighted average common shares outstanding	12,611,133	12,611,133	12,611,133	12,611,133
Basic net loss per share	$(0.02)	(0.01)	$(0.07)	(0.06)
Interest expense on convertible notes	$-	-	$-	-
Loss for computing diluted net income per share	$(225,900)	(85,700)	$(863,000)	(759,600)
Incremental shares from assumed exercise of dilutive securities	-	-	-	-
Dilutive potential common shares	12,611,133	12,611,133	12,611,133	12,611,133
Diluted net loss per share	$(0.02)	(0.01)	$(0.07)	(0.06)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US includes having the Company make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The amounts estimated could differ from actual results. Significant estimates include the allowance for bad debts, depreciation periods, and contingencies.

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

ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” was issued in June 2016 and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

2. Liquidity and Management Plans

MB Financial Credit and Security Agreement

On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (as amended, the “Credit and Security Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). Cole Taylor merged into MB Financial Bank, an Illinois banking corporation (“MB Financial”) on August 18, 2014. As used in this Report, “Lender” shall refer to Cole Taylor prior to August 18, 2014 and to MB Financial, as successor in interest to Cole Taylor, on or after August 18, 2014. The Credit and Security Agreement provided a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility (the “Revolver”), a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. The applicable interest rates were as follows: (a) with respect to the Revolver, the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan and the capital expenditure term loan, the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, the Wall Street Journal prime rate plus a margin of 2.00%. As described below, effective September 1, 2013, Lender was charging a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement. As described below, effective July 22, 2016 Lender increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest) on all loans. As described below, the Second Amendment (among other things) reduces the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the Revolver. Under the terms of the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable. The Credit and Security Agreement binds the Company to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority security interest in all of MBC’s and Releta’s personal property and a first priority mortgage on our Ukiah, California real property, among other MBC and Releta assets.

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

On January 21, 2015, MBC, Releta, and Lender entered into a Second Amendment (the “Second Amendment”) to the Credit and Security Agreement. The Second Amendment reduced the maximum amount of the Revolver from $4,119,000 to $2,500,000. The Second Amendment also changed the definition of borrowing base (including by lowering certain advance rates) such that the calculation of the borrowing base will result in a lower number than it would have if calculated prior to the effectiveness of the Second Amendment. The borrowing base is used in the determination of the amount available to each borrower pursuant to the Revolver. Pursuant to the Credit and Security Agreement, as stated above, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

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

Effective June 20, 2016, MBC, Releta, and Lender entered into a Third Amendment (the “Third Amendment”) to the Credit and Security Agreement. The Third Amendment extended the maturity date of the Credit Agreement from June 23, 2016 to July 23, 2016. The Third Amendment also reduced the Revolver from $2,500,000 to $1,250,000.

As of June 30, 2016, pursuant to the Credit and Security Agreement, the fixed charge coverage ratio was required to be 1.15 to 1. The Company calculated that the fixed charge coverage ratio as of June 30, 2016 was -0.65 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of June 30, 2016 and the actual tangible net worth on such date was $3,262,900. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth, as required by the Credit and Security Agreement.

Effective July 22, 2016, MBC, Releta, and Lender entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit and Security Agreement dated June 23, 2011, as previously amended on March 29, 2013, January 21, 2015, and June 20, 2016. The Fourth Amendment extended the maturity date of the Credit Agreement from July 23, 2016 to September 21, 2016 and increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest). The Fourth Amendment also confirms the continuance of certain events of default under the Credit and Security Agreement.

The Credit and Security Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Credit and Security Agreement. Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Credit and Security Agreement, certain other related documents and applicable law. An event of default shall be deemed continuing until waived in writing by Lender. Under the Credit and Security Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Credit and Security Agreement may, at Lender’s option, be declared, and immediately shall become, due and payable, without notice of any kind. Lender could declare the full amount owed under the Credit and Security Agreement due and payable at any time for any reason or no reason. Since executing the Fourth Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Credit and Security Agreement in connection with the events of default. As noted above, effective July 22, 2016 Lender increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest). The Company estimates this increase in interest rate will result in the payment by the Company to Lender of additional interest of approximately $9,000 per month. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. The Credit and Security Agreement expires on September 21, 2016. There is no guarantee that MBC and Releta will be able to obtain alternate financing on terms favorable to the Company or on any terms. If the Company is unable to obtain alternate financing, it will have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

RBS Facility

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an approximately $2.8 million (£1,750,000) invoice discounting facility to KBEL, based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carried an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of June 30, 2016 was approximately $727,700. Included in the Company’s balance sheet at June 30, 2016 are account balances totaling $1,889,900 of accounts receivable collateralized to RBS under this facility.

On July 20, 2016, KBEL used the proceeds from the Invoice Discounting Facility provided by Santander UK plc (“Santander”), as described below, to repay the entire amount owed on the RBS invoice discounting facility.

Santander Facility

On July 20, 2016, KBEL entered into a Sales Finance Agreement with Santander (the “Invoice Discounting Facility”) pursuant to which Santander provided KBEL with an approximately $2,306,000 (£1,750,000) maximum revolving line of credit (the “Review Limit”) with advances permitted up to 85% of KBEL’s qualified accounts receivable. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon three months’ written notice. If the Invoice Discounting Facility terminates on or before the first anniversary, KBEL must pay as breakage costs 3% of the Review Limit. The Invoice Discounting Facility carries an interest rate of 2.1% above the Santander base rate and a fixed service charge of approximately $1,300 (£1,000) per month. The Invoice Discounting Facility binds KBEL to certain financial covenants relating to accounts receivable including turnover ratios, maximum dilution, and ageing, while also requiring KBEL to maintain a minimum level of net tangible assets. KBEL used the proceeds from the Invoice Discounting Facility to repay the entire amount owed on the RBS invoice discounting facility.

UBHL

In response to the losses incurred in connection with the Company’s operations, UBHL issued a letter of comfort to the Company’s accountants on March 5, 2015 (the “Letter of Comfort”) to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that the Company is able to meet its financial obligations as and when they fall due. The Letter of Comfort does not specify either the terms of UBHL’s support, or a maximum dollar limit and is not a legally binding agreement or guarantee. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements, other applicable laws, and regulations relating to the transfer of funds from India. The Letter of Comfort does not specify any time limit for extending support. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort or otherwise and UBHL does not provide such financial assistance to MBC, it may result in a material adverse effect on the Company’s financial position and on its ability to continue to operate. UBHL controls the Company’s two largest shareholders, United Breweries of America, Inc. (“UBA”) and Inversiones Mirabel, S.A., a Panamanian corporation (“Inversiones”), and as such, is the Company’s indirect majority shareholder. The Company’s Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

On February 3, 2016, the board of directors of UBHL approved debt financing to the Company in the form of a $1,000,000 bridge loan. The Company has not received any proceeds against this UBHL $1,000,000 bridge loan. If UBHL does not consummate this financing, it would have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

Catamaran Notes

On January 22, 2014, Catamaran, a related party, provided a loan to MBC in the principal amount of $500,000 evidenced by a promissory note. On April 24, 2014, Catamaran provided a second loan in the principal amount of $500,000 on terms similar to the previous note. On February 5, 2015, Catamaran provided a third loan in the principal amount of $500,000 on terms similar to the previous notes. On June 30, 2015, Catamaran provided a fourth loan in the principal amount of $500,000 on terms similar to the previous notes, and the Company received the proceeds against this note on July 6, 2015. Each time Catamaran provided a loan, the Company received a letter from Lender permitting the Company to obtain such loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Credit and Security Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” with respect to the notes dated January 22, 2014, April 24, 2014, and February 5, 2015 means a payment made from an equity investment by the Company’s majority shareholder in excess of $500,000. A “Permitted Payment” with respect to the note dated June 30, 2015 means a payment made from an equity investment by the Company’s majority shareholder. On March 14, 2016, Catamaran provided a fifth loan in the principal amount of $325,000 on terms substantially similar to the previous notes, except that the definition of “Permitted Payment” was revised to mean, for purposes of this fifth note, a payment made from a bridge loan by the Company’s majority shareholder in excess of $600,000. On March 30, 2016, Catamaran provided a sixth loan in the principal amount of $75,000 on terms substantially similar to the fifth note. All Catamaran notes are payable within six months following the date of the notes, and if the Company is not able to satisfy its obligations on these notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until they are paid. If Catamaran ceases to provide ongoing financial support to the Company, and the Company is unable to obtain alternate financing, it would have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

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

Gordian Group

On December 9, 2015, the Company engaged Gordian Group, LLC (“Gordian Group”) to serve as the Company’s exclusive investment banker to assist the Company in evaluating, exploring and, if deemed appropriate by the Company, pursuing and implementing certain strategic and financial options and transactions that may be available to the Company, including in connection with a possible debt or equity capital financing, merger, consolidation, joint venture or other business combination involving, or sale of substantially all or a material portion of the assets (outside of the ordinary course of business) or outstanding securities of, the Company and/or its subsidiaries, and/or the acquisition of substantially all or a material portion of the assets or outstanding securities of another entity (each, a “Financial Transaction”). Gordian Group is a New York-based independent investment banking firm. While the Company has commenced evaluating its available options, no conclusion as to any specific option or transaction has been reached, nor has any specific timetable been fixed for this effort, and there can be no assurance that any viable strategic or financial option or transaction will be presented, implemented or consummated. The Company intends to use proceeds of the Financial Transaction, if any, in part, to repay the amount owed to Lender when it becomes due.

At June 30, 2016, the Company had cash and cash equivalents of $102,400, an accumulated deficit of $18,258,600, and a working capital deficit of $11,885,100 due to losses incurred, debts payable to Lender and notes payable to related parties. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at June 30, 2016.

Management has taken several actions to reduce the Company’s working capital needs through June 30, 2017, including reducing discretionary expenditures, reducing manpower, securing additional brewing contracts in an effort to utilize a portion of excess production capacity, and pursuing export opportunities. The Company is pursuing a Financial Transaction through Gordian Group as described above. The Company has relied upon the continued loans from Catamaran to support operations. The current revenue from operations is insufficient to meet the working capital needs of the Company over the next 12 months. The Company has requested UBHL to make a capital infusion.

If UBHL or other sources do not provide sufficient financial assistance to MBC, it will result in a material adverse effect on the Company’s financial position and on its ability to continue to operate and it may have to seek capital by selling some of its operating assets. In addition, the Company’s lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which includes the Company’s real and personal property in the United States and the United Kingdom. The loss of any material pledged asset would have a material adverse effect on the Company’s financial condition and its ability to continue to operate.

Vijay Mallya, the Company’s Chairman and indirect majority shareholder is presently subject to certain legal proceedings in India, which may impair the Company’s ability to obtain financing from UBHL and other potential funding sources.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	June 30, 2016	December 31, 2015
Raw Materials	$490,200	$628,100
Beer-in-process	273,200	312,200
Finished Goods	519,000	541,400
Merchandise	62,900	65,300
TOTAL	$1,345,300	$1,547,000

4. Secured Lines of Credit

MB Financial Credit and Security Agreement

The borrowings under the Credit and Security Agreement are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility carried interest (including default interest) at the Wall Street Journal prime rate plus 3% (effective July 22, 2016, at the Wall Street Journal prime rate plus 6%) and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of June 30, 2016 was approximately $680,400. Included in the Company’s balance sheet as at June 30, 2016 are account balances totaling $1,321,700 of accounts receivable and $1,307,900 of inventory collateralized to Lender under this facility. The Credit and Security Agreement expires on September 21, 2016.

RBS Facility

On April 26, 2005, RBS provided an approximately $2.8 million (£1,750,000) invoice discounting facility to KBEL based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The initial term of the facility was one year, after which time the facility could be terminated by either party upon six months’ notice. The facility carried an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. The amount outstanding on this line of credit as of June 30, 2016 was approximately $727,700. Included in the Company’s balance sheet at June 30, 2016 are account balances totaling $1,889,900 of accounts receivable collateralized to RBS under this facility.

On July 20, 2016, KBEL used the proceeds from the Invoice Discounting Facility provided by Santander to repay the entire amount owed on the RBS invoice discounting facility.

5. Notes Payable to Related Party

Notes payable to a related party consist of notes payable to Catamaran dated January 22, 2014, April 24, 2014, February 5, 2015, June 30, 2015, March 14, 2016, and March 30, 2016 for a total value of $2,575,200 including accrued interest of $175,200. Catamaran Holdings, Ltd. (“Holding”), the sole shareholder of Catamaran, has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL.

The Catamaran notes are payable within six months following the date of the notes, and if the Company is not able to satisfy its obligations on these notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until they are paid. Each time Catamaran provided a loan, the Company received a letter from Lender permitting the Company to obtain such loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Credit and Security Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” with respect to the notes dated January 22, 2014, April 24, 2014, and February 5, 2015 means a payment made from an equity investment by the Company’s majority shareholder in excess of $500,000. A “Permitted Payment” with respect to the note dated June 30, 2015 means a payment made from an equity investment by the Company’s majority shareholder. On March 14, 2016, Catamaran provided a fifth loan in the principal amount of $325,000 on terms substantially similar to the previous notes, except that the definition of “Permitted Payment” was revised to mean, for purposes of this fifth note, a payment made from a bridge loan by the Company’s majority shareholder in excess of $600,000. On March 30, 2016, Catamaran provided a sixth loan in the principal amount of $75,000 on terms substantially similar to the fifth note. If Catamaran ceases to provide ongoing financial support to the Company, and the Company is unable to obtain alternate financing, it would have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

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

6. Subordinated Convertible Notes Payable to Related Party

Subordinated convertible notes to related parties are unsecured convertible notes payable to UBA for a total value including interest (at the prime rate plus 1.5%, but not to exceed 10% per year) of $3,727,900 and $3,680,100 as of June 30, 2016 and December 31, 2015, respectively. Thirteen of the UBA notes are convertible into common stock at $1.50 per share and one UBA note is convertible at a rate of $1.44 per share. The UBA notes have been extended until June 2016 but have automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of such term. UBA may demand payment within 60 days following the end of the extension period but is precluded from doing so pursuant to a subordination agreement with Lender. The loans from Lender to which the UBA notes are subordinated mature in September 2016. The Company expects the UBA notes to be continued to be subordinated to any new financing facility obtained after maturity of Lender’s facility. The Company will also attempt to induce conversion of UBA notes to equity. The Company does not expect to have to use working capital to repay any of the UBA notes. The UBA notes include $1,812,500 and $1,764,700 of accrued interest at June 30, 2016 and December 31, 2015, respectively.

7. Secured Notes Payable

Maturities of secured notes payable for succeeding years are as follows:

	June 30, 2016	December 31, 2015
Loan from MB Financial, payable in monthly installments of $12,300, plus interest (including default interest) at prime plus 4% (6% effective 7/22/16) with a balloon payment of approximately $2,165,600 in September 2016; secured by substantially all assets of Releta and MBC.	$2,202,500	$2,276,200

Loans from MB Financial, payable in monthly installments of $32,300 plus interest (including default interest) at prime plus 3.5% (6% effective 7/22/16) with a balloon payment of approximately $811,900 in September 2016; secured by substantially all assets of Releta and MBC.	908,800	1,102,400
	3,111,300	3,378,600

Less current maturities	3,111,300	3,378,600
	$-	$-

8. Long-Term Debt – Related Party

	June 30, 2016	December 31, 2015
Loan from Heineken UK Limited, payable in quarterly installments of $119,400, plus interest at UK prime plus 5% maturing on October 9, 2016, secured by licensing rights pursuant to a Sub-License Agreement.	$220,700	$491,500

Less current maturities	220,700	491,500
	$-	$-

On April 18, 2013, KBEL entered into a loan agreement (the “HUK Loan Agreement”) with HUK pursuant to which HUK provided KBEL with a secured term loan of £1,000,000 on October 9, 2013 to be repaid in twelve equal quarterly installments of £83,333.33, commencing from January 9, 2014 and to be repaid in full by October 9, 2016. Interest on the HUK loan is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an Event of Default, as defined in the HUK Loan Agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-License Agreement as described and defined in the HUK Loan Agreement.

9. Capital Lease Obligations

The Company leases certain brewing equipment under an agreement that is classified as a capital lease. The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of June 30, 2016 are as follows:

Six months Ending December 31, 2016	$13,100
Year Ending December 31, 2017	26,300
Year Ending December 31, 2018	19,800
Year Ending December 31, 2019	19,800
Year Ending December 31, 2020	19,400
98,400

Less amounts representing interest	(14,200)
Present value of minimum lease payments	84,200

Less current maturities	(21,500)
Non-current leases payable	$62,700

10. Severance Payable

The Company is a party to a Separation and Severance Agreement (the “Separation Agreement”) with Mr. Yashpal Singh, its President and Chief Executive Officer. Pursuant to the terms of the Separation Agreement, upon Mr. Singh’s (i) termination of employment for Good Reason (as defined in the Separation Agreement), (ii) termination of employment at the end of the employment term, (iii) death, (iv) disability or (v) termination by the Company without Cause (as defined in the Separation Agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by the number of years (on a pro-rated basis) he had been employed by the Company at the Termination Date (as defined in the Separation Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Singh’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). Payments due to Mr. Singh under the Separation Agreement shall be paid in equal monthly installments by the Company over a 20 month period. Mr. Singh’s current employment contract ends on December 31, 2016. The receipt of payments is contingent on Mr. Singh executing a release of claims for the benefit of the Company. As of June 30, 2016, the Company has accrued $848,500 against this obligation.

Pursuant to a resolution adopted on September 10, 2013 by the Company’s Board of Directors, the Company entered into a Separation and Severance Agreement with Mr. Mahadevan Narayanan, the Company’s Chief Financial Officer and Secretary on April 12, 2016. Pursuant to the terms of the agreement, upon Mr. Narayanan’s (i) termination of employment for Good Reason (as defined in the agreement), (ii) death, (iii) disability or (iv) termination by the Company without Cause (as defined in the agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by the number of years (on a pro-rated basis) he had been employed by the Company at the Termination Date (as defined in the agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Narayanan’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). If Mr. Narayanan’s employment is terminated without Cause, in addition to the severance payment described above, he shall also receive either (i) 365 days prior written notice or (ii) a lump sum payment equal to twelve (12) months of his base salary at the rate in place at the Termination Date (the “Notice Payment”). Payments due to Mr. Narayanan under the Separation Agreement shall be paid in equal monthly installments by the Company over a 20 month period. The receipt of payments is contingent on Mr. Narayanan executing a release of claims for the benefit of the Company. As of June 30, 2016, the Company has not accrued any amount against this contingency. If the severance payment were triggered as of June 30, 2016, it would result in an expense and a liability of $469,800.

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

On June 3, 2015, IAE International Aero Engines AG (“IAE”) served the Company with a complaint (the “Complaint”), filed in Marin County Superior Court, California (the “Court”), which requests, among other things, (i) that the Court recognize and enforce a foreign judgment against an Indian corporate entity (which is an affiliate of the Company), the alleged judgment debtor, and (ii) that such judgment be made enforceable against any assets of the Company (and of the other defendants) that are located in California, on the alleged ground that the Company (along with the other defendants) is an “alter ego” of the alleged judgment debtor. Along with the Complaint, IAE also served the Company with an ex parte application for a right to attach order and a writ of attachment, and, in the alternative, a temporary protective order (collectively, the “ex parte application”) to, among other things, stop the Company from making certain transfers to related parties other than in the ordinary course of business.

The ex parte application came up for hearing before the Court on June 5, 2015 and was continued to June 9, 2015. At the conclusion of the continued hearing on June 9, 2015, the Court denied the ex parte application for a writ of attachment and dissolved a short-term, limited temporary protective order that had been in place during the four-day continuance.

The Company believes that the allegations in the Complaint are without merit and will continue to vigorously defend against the lawsuit. On June 29, 2016, the Company filed a Motion for Judgment on the Pleadings, requesting that the Court dismiss, with prejudice, one of the two causes of action pled against it. That motion is currently scheduled to be heard by the Court on September 6, 2016.

As discussed in more detail in the Company’s Current Report on Form 8-K filed on June 9, 2015, the Company discussed with the Lender the allegations set forth in the Complaint and the ex parte application and, as of the date of this Quarterly Report, the Company has not received any notice or other communication from the Lender that the Lender intends to exercise any of the remedies available to it under the Credit and Security Agreement in connection therewith.

The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company’s financial condition or ability to continue to operate.

Operating Leases

The Company leases some of its operating and office facilities for various terms under long-term, non-cancelable operating lease agreements. The leases expire at various dates between 2016 and 2020 and provide for renewal options ranging from month-to-month to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on similar properties. The leases provide for increases in future minimum annual rental payments based on defined increases which are generally meant to correlate with the Consumer Price Index, subject to certain minimum increases. Also, the agreements generally require the Company to pay certain costs, including real estate taxes, insurance and repairs.

MBC and its subsidiaries have various lease agreements for the brewpub and gift store in Ukiah, California, the brewery at Releta’s Saratoga Springs, New York facility, a building in the UK, and certain equipment. The New York lease includes a renewal option for three additional five-year periods, which Releta intends to exercise.

12. Related-Party Transactions

The Company conducts business with United Breweries of America, Inc. (“UBA”), which owns approximately 25% of the Company’s common stock. KBEL has had significant transactions with HUK, a related party with respect to one of MBC’s Board members, beginning in October 2013.

The following table reflects the value of such transactions during the six months ended June 30, 2016 and 2015 and the balances outstanding as of June 30, 2016 and December 31, 2015.

TRANSACTIONS	June 30, 2016	June 30, 2015
Purchases from HUK	$5,377,300	$5,530,600
Expense reimbursement including interest to HUK	$438,100	$464,600
Interest expense related to UBA convertible notes	$47,800	$45,100
Interest expenses related to Catamaran notes	$55,600	$33,100
Borrowing from Catamaran	$400,000	$500,000

ACCOUNT BALANCES	June 30, 2016	Dec 31, 2015
Accounts payable and accrued liability to HUK	$1,419,600	$1,669,400
Notes payable to Catamaran	$2,575,200	$2,119,600
Notes payable to UBA	$3,727,900	$3,680,100

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

A summary of each segment is as follows:

Six months ended June 30, 2016

	North American Territory	Foreign Territory	Total

Net Sales	$5,545,300	$8,908,500	$14,453,800
Operating Income (Loss)	$(773,700)	$189,400	$(584,300)
Identifiable Assets	$12,250,900	$3,348,300	$15,599,200
Depreciation & Amortization	$339,300	$231,900	$571,200
Capital Expenditures	$6,200	$91,500	$97,700

Six months ended June 30, 2015

	North American Territory	Foreign Territory	Total

Net Sales	$5,540,200	$9,292,500	$14,832,700
Operating Income (loss)	$(586,800)	$96,500	$(490,300)
Identifiable Assets	$13,183,400	$4,106,600	$17,290,000
Depreciation & Amortization	$336,700	$244,700	$581,400
Capital Expenditures	$70,400	$269,300	$339,700

14. Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $155,000 as of June 30, 2016. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,324,200. Condensed financial information of MBC, together with its other subsidiary, Releta, is as follows:

Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
Balance Sheets

Assets
Cash and cash equivalents	$102,100	$61,300
Accounts receivable, net	1,321,700	1,121,300
Inventories	1,307,900	1,490,100
Other current assets	257,000	199,800
Total current assets	2,988,700	2,872,500

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	9,067,900	9,378,500
Intercompany receivable	182,100	284,000
Other assets	194,300	175,800
Total assets	$13,658,000	$13,935,800

Liabilities
Line of credit	$680,400	$453,100
Accounts payable	2,575,000	2,640,400
Accrued liabilities	1,302,800	1,021,000
Note payable to related party	2,575,200	2,119,600
Subordinated convertible notes to related party	3,727,900	3,680,100
Current maturities of debt, leases and severance	3,246,200	3,505,900
Total current liabilities	14,107,500	13,420,100

Long-term capital leases	11,100	14,000
Severance payable	721,200	678,400
Total liabilities	14,839,800	14,112,500

Stockholders’ deficit
Common stock	15,100,300	15,100,300
Preferred stock	227,600	227,600
Accumulated deficit	(16,509,700)	(15,504,600)
Total stockholders’ deficit	(1,181,800)	(176,700)
Total liabilities and stockholders’ deficit	$13,658,000	$13,935,800

Statements of Operations

	Three months ended June 30		Six months ended June 30
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,953,000	$3,166,500	$5,545,300	$5,540,200
Cost of goods sold	(2,335,800)	(2,471,300)	(4,560,900)	(4,593,900)
Sales, marketing, and retail expenses	(289,900)	(322,300)	(581,400)	(675,700)
General and administrative expenses	(620,800)	(380,600)	(1,180,300)	(860,700)
Loss from operations	(293,500)	(7,700)	(777,300)	(590,100)

Other income	8,100	40,500	11,800	43,600
Interest expense	(120,300)	(124,500)	(238,000)	(247,500)
Provision for taxes	(1,600)	-	(1,600)	(3,800)
Net loss	$(407,300)	$(91,700)	$(1,005,100)	$(797,800)

Statements of Cash Flows

	Six months ended June 30
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities	$(412,000)	$113,900
Purchase of property and equipment	(6,200)	(70,400)
Net borrowing (repayment) on line of credit	227,300	(378,900)
Borrowing on note payable	400,000	500,000
Repayment on long term debt	(267,300)	(267,400)
Payment on obligation under capital lease	(2,900)	(2,700)
Net change in payable to UBIUK	101,900	163,900
Decrease in cash	40,800	58,400
Cash, beginning of period	61,300	61,500
Cash, end of period	$102,100	$119,900

15. Income Taxes

In the six months ended June 30, 2016 and 2015, the Company recorded tax expenses related to state franchise taxes only, and did not record income tax expenses due to the availability of deferred tax assets to offset any taxable income in the US (at the federal and state level to the extent applicable) and the UK. The Company has established a full valuation allowance against the Company’s deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized has not yet been met. During the six months ended June 30, 2016 and June 30, 2015, the Company’s effective tax rates were de minimis.

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

16. Subsequent Events

On July 20, 2016, KBEL entered into a Sales Finance Agreement with Santander UK plc (“Santander”), (the “Invoice Discounting Facility”) pursuant to which Santander provided KBEL with an approximately $2,306,000 (£1,750,000) maximum revolving line of credit (the “Review Limit”) with advances permitted up to 85% of KBEL’s qualified accounts receivable. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon three months’ written notice. If the Invoice Discounting Facility terminates on or before the first anniversary, KBEL must pay as breakage costs 3% of the Review Limit. The Invoice Discounting Facility carries an interest rate of 2.1% above the Santander base rate and a fixed service charge of approximately $1,300 (£1,000) per month. The Invoice Discounting Facility binds KBEL to certain financial covenants relating to accounts receivable including turnover ratios, maximum dilution, and ageing, while also requiring KBEL to maintain a minimum level of net tangible assets.

On July 20, 2016, KBEL used the proceeds from Invoice Discounting Facility provided by Santander to repay the entire amount owed on the RBS invoice discounting facility.

Effective July 22, 2016, MBC, Releta, and MB Financial entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit and Security Agreement dated June 23, 2011, as previously amended on March 29, 2013, January 21, 2015, and June 20, 2016. The Fourth Amendment extended the maturity date of the Credit and Security Agreement from July 23, 2016 to September 21, 2016 and increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest). The Fourth Amendment also confirms the continuance of certain events of default under the Credit and Security Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the rest of this Quarterly Report on Form 10-Q, the terms “we”, “us”, “our”, and “the Company” and its variants are generally used to refer to Mendocino Brewing Company, Inc. and its subsidiaries, while the term “MBC” is used to refer to Mendocino Brewing Company, Inc. as an individual entity standing alone.

Forward Looking Statements

Various portions of this Quarterly Report on Form 10-Q, including but not limited to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. Forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company’s business, Management’s beliefs, and assumptions made by Management. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and variations of those and similar words are intended to identify such forward-looking statements. Any forward-looking statements made by the Company are intended to provide investors with additional information with which they may assess the Company’s future potential. All forward-looking statements are based on assumptions about an uncertain future and are based on information available as of the date such statements are issued. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including but not limited to, changes in the pricing environment for the Company’s products, changes in demand for malt beverage products in different Company markets, changes in distributor relationships or performance, changes in customer preference for the Company’s malt beverage products, regulatory or legislative changes, the impact of competition, changes in the prices of raw materials, availability of financing for operations, changes in interest rates, changes in the Company’s European beer business, and other risks discussed elsewhere in this Quarterly Report on Form 10-Q and from time to time in the Company’s Securities and Exchange Commission (“SEC”) filings and reports. In addition, such statements could be adversely affected by general industry and market conditions and growth rates, and general domestic, Canadian and European economic and political conditions. The Company undertakes no obligation to update these forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date the forward-looking statements are made or to publicly release the results of any revisions to these forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

Segment Information

Prior to August 2001, the Company’s business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With the Company’s acquisition of United Breweries International (UK), Ltd. (“UBIUK”) in August 2001, the Company gained a new business segment ― distribution of beer outside the US, primarily in the United Kingdom (the “UK”) and continental Europe (collectively, the “Foreign Territory”). This segment accounted for 61% and 62% of the Company’s gross sales during the first six months of 2016 and 2015 respectively, with the US and Canada (the “North American Territory”) accounting for the remaining 39% and 38% during the first six months of 2016 and 2015 respectively.

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

Summary of Financial Results

The Company ended the first six months of 2016 with a net loss of $863,000, as compared to a net loss of $759,600 for the same period in 2015. As set forth more fully under the section captioned “Results of Operations” below, during the first six months of 2016, the Company experienced a decrease in net sales of $378,900 compared to the same period in 2015. Compared to the first six months of 2015, costs of goods sold decreased by $198,300, operating expenses decreased by $86,600, and net other expenses increased by $11,600 in the first six months of 2016, all of which contributed to the Company’s results for the period.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared To Three Months Ended June 30, 2015

Net Sales

Our overall net sales for the second quarter of 2016 were $7,652,900, a decrease of $485,700, or 6%, compared to $8,138,600 for the second quarter of 2015. The decrease was due to a reduction in sales volume and exchange rate fluctuations.

North American Territory: Our net sales in the North American Territory for the second quarter of 2016 were $2,953,000 compared to $3,166,500 for the same period in 2015, a decrease of $213,500, or 6.7%, mainly due to decreased sales volume. The sales volume decreased to 14,500 barrels in the second quarter of 2016 from 15,400 barrels in the second quarter of 2015, a net decrease of 900 barrels, or 5.8% mainly due to reduction in sales of MBC’s brands due to competitive pressure. We continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our brewing facilities and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the North American Territory.

Foreign Territory: Net sales in the Foreign Territory for the second quarter of 2016 were $4,699,900 compared to $4,972,100 during the corresponding period of 2015, a decrease of $272,200, or 5.5% due to exchange rate fluctuation. When measured in UK Pounds Sterling, the functional currency of the UK, net sales increased by 2.3%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the second quarter of 2016 was 67.6%, as compared to 69.4% during the corresponding period of 2015.

North American Territory: Cost of goods sold as a percentage of net sales in the North American Territory during the second quarter of 2016 was 79.1%, compared to 78.1% during the corresponding period of 2015 mainly due to reduction in sales volume. Utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at a higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. Our production capacity is currently under-utilized. In addition to capacity utilization, other factors that could affect cost of sales include unanticipated increases in material and shipping costs, the availability and prices of raw materials and packaging materials, and the availability of contract brewing arrangements.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the second quarter of 2016 was 60.4%, as compared to 64% during the corresponding period in 2015, mainly due to product mix.

Gross Profit

Due to reduction in sales revenue offset by lower cost of goods, gross profit for the second quarter of 2016 was $2,482,300 compared to $2,489,400 during the corresponding period of 2015 (a decrease of $7,100 or 0.3%). As a percentage of net sales, gross profit during the second quarter of 2016 increased to 32.4% from 30.6% for the second quarter of 2015.

Operating Expenses

Operating expenses for the second quarter of 2016 were $2,568,900, an increase of $108,100, or 4.4%, as compared to $2,460,800 for the corresponding period of 2015. Operating expenses consist of marketing and distribution related expenses and general and administrative expenses.

Marketing and Distribution Related Expenses: Our marketing and distribution related expenses for the second quarter of 2016 were $1,293,000, as compared to $1,457,100 for the second quarter of 2015, representing a decrease of $164,100 or 11.3%.

North American Territory: Marketing and distribution related expenses in the North American Territory for the second quarter of 2016 were $289,900 compared to $322,300 during the corresponding period of 2015, representing a decrease of $32,400 or 10.1% due to a reduction in manpower. As a percentage of net sales in the North American Territory, such expenses were 9.8% during the second quarter of 2016, compared to 10.2% during the corresponding period of 2015.

Foreign Territory: Marketing and distribution related expenses in the Foreign Territory for the second quarter of 2016 were $1,003,100 compared to $1,134,800 during the corresponding period of 2015, representing a decrease of $131,700, or 11.6%. This decrease is due to reduction in manpower, reduced maintenance expenses associated with beer dispensing equipment and exchange rate fluctuation. As a percentage of net sales in the Foreign Territory, marketing and distribution related expenses were 21.3% during the second quarter of 2016 compared to 22.8% during the corresponding period of 2015.

General and Administrative Expenses: Our general and administrative expenses were $1,275,900 for the second quarter of 2016, representing an increase of $272,200 or 27.1%, from $1,003,700 for the corresponding period in 2015.

North American Territory: General and administrative expenses in the North American Territory were $620,800 for the second quarter of 2016, representing an increase of $240,200, or 63.1%, compared to $380,600 for the second quarter of 2015. The increase is due to increase in salary of administrative employees, increase in legal expenses associated with raising funds and accrued compensation to Directors on account of increase in number of meetings. As a percentage of net sales in the North American Territory, expenses increased to 21% during the second quarter of 2016, compared to 12% during the second quarter of 2015.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $655,100 for the second quarter of the year 2016, representing an increase of $32,000 or 5.1%, when compared to $623,100 for the second quarter of 2015. The increase was mainly due to increase in salary of administrative employees and exchange rate loss on foreign currency transactions due to reduction in the value of UK Pounds Sterling, the functional currency of the UK. As a percentage of net sales in the Foreign Territory, expenses increased to 14% compared to 12% during the second quarter of 2015.

Other Expenses

Net other expenses for the second quarter of 2016 totaled $137,700, representing an increase of $23,400, or 20.5%, when compared to $114,300 for the second quarter of 2015. The increase was due to decreased miscellaneous income.

Income Taxes

We made a provision of $1,600 towards income tax provisions for the second quarter of 2016 but did not make any provision for taxes during the corresponding period of 2015.

Net Loss

Our net loss for the second quarter of 2016 was $225,900, compared to net loss of $85,700 for the second quarter of 2015. After providing for a positive foreign currency translation adjustment of $3,300 during the second quarter of 2016 (as compared to negative adjustment of $30,000 for the same period in 2015), our comprehensive loss for the second quarter of 2016 was $222,600, compared to comprehensive loss of $115,700 for the same period in 2015.

Six Months Ended June 30, 2016 Compared To Six Months Ended June 30, 2015

Net Sales

Our overall net sales for the first six months of 2016 were $14,453,800, a decrease of $378,900, or 2.6%, compared to net sales of $14,832,700 for the same period in 2015.

North American Territory: Net sales for the first six months of 2016 were $5,545,300 compared to $5,540,200 for the same period in 2015, an increase of $5,100 or 0.1%. Our North American Territory sales volume was 27,200 barrels during the first six months of 2016, an increase of 100 barrels from 27,100 barrels in the first six months of 2015. Sales of MBC’s brands decreased by 2,300 barrels, sales of Kingfisher brands increased by 200 barrels and sales of contract brands increased by 2,200 barrels during the first six months of 2016 compared to the same period in 2015. We continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our brewing facilities, and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net revenue in the North American Territory.

Foreign Territory: Net sales for the first six months of 2016 were $8,908,500 compared to $9,292,500 during the corresponding period of 2015, a decrease of $384,000 or 4.1% due to exchange rate fluctuation. When measured in UK Pounds Sterling, the functional currency of the UK, net sales increased by 1.9%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first six months of 2016 was 69.5%, as compared to 69.1% during the corresponding period of 2015.

North American Territory: Cost of goods sold as a percentage of net sales in the North American Territory during the first six months of 2016 was 82.2%, as compared to 82.9%, during the corresponding period of 2015. Generally, when facilities are operating at higher percentage of production capacity, cost is favorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a larger volume base. Our production capacity is currently under-utilized.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the first six months of 2016 was 61.7%, as compared to 60.9% during the corresponding period in 2015 mainly due to product mix.

Gross Profit

As a result of decreases in sales revenue, gross profit for the first six months of 2016 decreased to $4,404,400 from $4,585,000 during the corresponding period of 2015 (a decrease of $180,600 or 3.9%). As a percentage of net sales, the gross profit during the first six months of 2016 was 30.5% compared to 30.9% during the corresponding period in 2015.

Operating Expenses

Operating expenses for the first six months of 2016 were $4,988,700, a decrease of $86,600, or 1.7%, as compared to $5,075,300 for the corresponding period of the year 2015. Operating expenses consist of marketing and distribution related expenses and general and administrative expenses.

Marketing and Distribution Related Expenses: Our marketing and distribution related expenses for the first six months of the year 2016 were $2,495,800, as compared to $2,860,000 for the same period in 2015, representing a decrease of $364,200 or 12.7%.

North American Territory: Marketing and distribution related expenses in the North American Territory for the first six months of 2016 were $581,400 compared to $675,700 during the corresponding period of 2015, representing a decrease of $94,300 or 14%. The decrease was due to a reduction in manpower and associated travel costs. These expenses decreased to 10.5% of net sales in the North American Territory during the first six months of the year 2016, compared to 12.2% during the corresponding period of 2015.

Foreign Territory: Marketing and distribution related expenses in the Foreign Territory for the first six months of 2016 decreased to $1,914,400 compared to $2,184,300 during the corresponding period of 2015, representing a decrease of $269,900 or 12.4% due to reduction in manpower, reduced maintenance expenses associated with beer dispensing equipment and exchange rate fluctuation. Marketing and distribution related expenses were 21.5% of net sales in the Foreign Territory during the first six months of 2016 compared to 23.5% during the first six months of 2015.

General And Administrative Expenses: Our general and administrative expenses were $2,492,900 for the first six months of the year 2016, representing an increase of $277,600, or 12.5%, from $2,215,300 for the corresponding period in 2015.

North American Territory: General and administrative expenses in the North American Territory were $1,180,300 for the first six months of 2016, representing an increase of $319,600, or 37.1%, from $860,700 for the same period in 2015 due to increase in salary of administrative employees, increase in legal expenses associated with raising funds and accrued compensation to Directors on account of an increase in number of meetings. As a percentage of net sales in the North American Territory, expenses increased to 21% during the first six months of 2016, compared to 16% during the corresponding period in 2015.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $1,312,600 for the first six months of 2016, representing a decrease of $42,000, or 3.1%, as compared to $1,354,600 for the same period in 2015 mainly due to exchange rate fluctuation. As a percentage of net sales in the North American Territory, expenses during the first six months of 2016 and 2015 were 15%.

Other Expenses

Net other expenses for the first six months of 2016 totaled $277,100 representing an increase of $11,600, or 4.4%, when compared to $265,500 for the same period in 2015. The increase was due to decreased miscellaneous income.

Income Taxes

We had a provision of $1,600 for income taxes for the first six months of 2016 compared to a provision of $3,800 during the corresponding period of 2015.

Net Loss

Our net loss for the first six months of 2016 was $863,000, as compared to net loss of $759,600 for the first six months of 2015. After providing for a positive foreign currency translation adjustment of $8,000 during the first six months of 2016 (as compared to a negative foreign currency translation adjustment of $2,900 for the same period in 2015), comprehensive loss for the first six months of 2016 was $855,000, compared to a comprehensive loss of $762,500 for the same period in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Unused capacity at our Ukiah, California and Saratoga Springs, New York facilities has continued to place demands on our working capital. Historically, our operations have not generated sufficient cash flows to provide us with sufficient working capital. However, we believe that the liquidity we would derive from a related party loan, cash flows attributable to our operations, and a Financial Transaction (as defined below), if consummated, would be sufficient to fund our capital expenditures, debt maturities and other business needs for the next twelve months. We normally generate our liquidity and capital resources primarily through operations and available debt financing.

The continuation of the Company as a going concern is dependent upon continued financial support from Catamaran and/or UBHL, its ability to obtain other debt or equity financing, and generating profitable operations from the Company’s future operations. However, management cannot provide any assurances that the Company will be successful in accomplishing any of such goals. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Vijay Mallya, the Company’s Chairman and indirect majority shareholder is presently subject to certain legal proceedings in India, which may impair the Company’s ability to obtain financing from UBHL and other potential funding sources.

On December 9, 2015, the Company engaged Gordian Group, LLC (“Gordian Group”) to serve as the Company’s exclusive investment banker to assist the Company in evaluating, exploring and, if deemed appropriate by the Company, pursuing and implementing certain strategic and financial options and transactions that may be available to the Company, including a possible debt or equity capital financing, merger, consolidation, joint venture or other business combination involving, or sale of substantially all or a material portion of the assets (outside of the ordinary course of business) or outstanding securities of, the Company and/or its subsidiaries, and/or the acquisition of substantially all or a material portion of the assets or outstanding securities of another entity (each, a “Financial Transaction”). Gordian Group is a New York-based independent investment banking firm. While the Company has commenced evaluating its available options, no conclusion as to any specific option or transaction has been reached, nor has any specific timetable been fixed for this effort, and there can be no assurance that any viable strategic or financial option or transaction will be presented, implemented or consummated. The Company intends to use proceeds of the Financial Transaction, if any, in part to repay the amount owed to Lender when it becomes due.

UBHL Support. In response to the losses incurred in connection with the Company’s operations, UBHL issued a letter of comfort to the Company’s accountants on March 5, 2015 (the “Letter of Comfort”) to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that the Company is able to meet its financial obligations as and when they fall due. The Letter of Comfort does not specify either the terms of UBHL’s support, or a maximum dollar limit and is not a legally binding agreement or guarantee. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements, other applicable laws, and regulations relating to the transfer of funds from India. The Letter of Comfort does not specify any time limit for extending support. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort or otherwise and UBHL does not provide such financial assistance to MBC, it may result in a material adverse effect on the Company’s financial condition and on its ability to continue to operate. UBHL controls the Company’s two largest shareholders, UBA and Inversiones, and as such, is the Company’s indirect majority shareholder. The Company’s Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

On February 3, 2016, the board of directors of UBHL approved debt financing to the Company in the form of a $1,000,000 bridge loan. The Company has not received any proceeds against this UBHL $1,000,000 bridge loan. If UBHL does not consummate this financing, it would have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

Catamaran Notes. On January 22, 2014, Catamaran, a related party, provided a loan to MBC in the principal amount of $500,000 evidenced by a promissory note. On April 24, 2014, Catamaran provided a second loan in the principal amount of $500,000 on terms similar to the previous note. On February 5, 2015, Catamaran provided a third loan in the principal amount of $500,000 on terms similar to the previous notes. On June 30, 2015, Catamaran provided a fourth loan in the principal amount of $500,000 on terms similar to the previous notes, and the Company received the proceeds against this note on July 6, 2015. Each time Catamaran provided a loan, the Company received a letter from Lender permitting the Company to obtain such loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Credit and Security Agreement were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” with respect to the notes dated January 22, 2014, April 24, 2014, and February 5, 2015 means a payment made from an equity investment by the Company’s majority shareholder in excess of $500,000. A “Permitted Payment” with respect to the note dated June 30, 2015 means a payment made from an equity investment by the Company’s majority shareholder. On March 14, 2016, Catamaran provided a fifth loan in the principal amount of $325,000 on terms substantially similar to the previous notes, except that the definition of “Permitted Payment” was revised to mean, for purposes of this fifth note, a payment made from a bridge loan by the Company’s majority shareholder in excess of $600,000. On March 30, 2016, Catamaran provided a sixth loan in the principal amount of $75,000 on terms substantially similar to the fifth note. All Catamaran loans are payable within six months following the date of the notes, and if the Company is not able to satisfy its obligations on these notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until they are paid. If Catamaran ceases to provide ongoing financial support to the Company, and the Company is unable to obtain alternate financing, it would have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

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

MB Financial Facility. On June 23, 2011, MBC and Releta entered into a Credit and Security Agreement (as amended, the “Credit and Security Agreement”) with Cole Taylor Bank, an Illinois banking corporation (“Cole Taylor”). Cole Taylor merged into MB Financial Bank, an Illinois banking corporation (“MB Financial”) on August 18, 2014. As used in this Report, “Lender” shall refer to Cole Taylor prior to August 18, 2014 and to MB Financial, as successor in interest to Cole Taylor, on or after August 18, 2014. The Credit and Security Agreement provided a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 revolving facility (the “Revolver”), a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. The applicable interest rates were as follows: (a) with respect to the Revolver, the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan and the capital expenditure term loan, the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, the Wall Street Journal prime rate plus a margin of 2.00%. As described below, effective September 1, 2013, Lender was charging a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement. As described below, effective July 22, 2016, Lender increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest) on all loans. As described below, the Second Amendment (among other things) reduces the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the Revolver. Under the terms of the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable. The Credit and Security Agreement binds the Company to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority security interest in all of MBC’s and Releta’s personal property and a first priority mortgage on our Ukiah, California real property, among other MBC and Releta assets.

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

Effective June 20, 2016, MBC, Releta, and Lender entered into a Third Amendment (the “Third Amendment”) to the Credit and Security Agreement. The Third Amendment extended the maturity date of the Credit Agreement from June 23, 2016 to July 23, 2016. The Third Amendment also reduced the Revolver from $2,500,000 to $1,250,000.

As of June 30, 2016, pursuant to the Credit and Security Agreement, the fixed charge coverage ratio was required to be 1.15 to 1. The Company calculated that the fixed charge coverage ratio as of June 30, 2016 was -0.65 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of June 30, 2016 and the actual tangible net worth on such date was $3,262,900. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth, as required by the Credit and Security Agreement.

Effective July 22, 2016, MBC, Releta, and Lender entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit and Security Agreement dated June 23, 2011, as previously amended on March 29, 2013, January 21, 2015 and June 20, 2016. The Fourth Amendment extended the maturity date of the Credit Agreement from July 23, 2016 to September 21, 2016 and increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest). The Fourth Amendment also confirms the continuance of certain events of default under the Credit and Security Agreement.

The Credit and Security Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Credit and Security Agreement. Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Credit and Security Agreement, certain other related documents and applicable law. An event of default shall be deemed continuing until waived in writing by Lender. Under the Credit and Security Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Credit and Security Agreement may, at Lender’s option, be declared, and immediately shall become, due and payable, without notice of any kind. Lender could declare the full amount owed under the Credit and Security Agreement due and payable at any time for any reason or no reason. Since executing the Fourth Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Credit and Security Agreement in connection with the events of default. As noted above, effective July 22, 2016, Lender increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest). The Company estimates that this increase in the interest rate will result in the payment by the Company to Lender of additional interest of approximately $9,000 per month. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. The Credit and Security Agreement expires on September 21, 2016. There is no guarantee that MBC and Releta will be able to obtain alternate financing on terms favorable to the Company or on any terms. If the Company is unable to obtain alternate financing, it will have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

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

Our available cash is insufficient to fund ongoing business operations, and therefore we need to raise additional funds through bank credit arrangements, or public or private equity or debt financings as described above. If we are not able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all, this will have a material adverse effect on the Company’s financial condition and ability to continue to operate. For example, MB Financial may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property, fixed assets and current assets. The loss of any material pledged asset would likely have a material adverse effect on the Company’s financial condition and ability to continue to operate.

We have several loans, lines of credit, other credit facilities and lease agreements which are currently outstanding (collectively, “Indebtedness”). We currently make timely payments of principal and interest relating to the Indebtedness as they fall due and anticipate that we will continue to make such timely payments in the immediate future. However, if we fail to maintain any of the financial covenants under the various agreements governing Indebtedness (such as the defaults under the Credit and Security Agreement described above), fail to make timely payments of amounts due under the Indebtedness, or commit any other breach resulting in an event of default under the agreements governing Indebtedness, such events of default (including cross-defaults) could have a material adverse effect on our financial condition and ability to continue to operate. If our existing debt were accelerated and terminated, we would need to obtain replacement financing, the lack of which would have a material adverse effect on our financial condition and ability to continue to operate. In addition, the Company’s lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which may include our real property and fixed and current assets. The loss of any material pledged asset would likely have a material adverse effect on the Company’s financial condition and ability to continue to operate.

At June 30, 2016, the Company had cash and cash equivalents of $102,400, an accumulated deficit of $18,258,600, and a working capital deficit of $11,885,100 due to losses incurred, debts payable to Lender and notes payable to related parties. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at June 30, 2016.

Management has taken several actions to reduce the Company’s working capital needs through June 30, 2017, including reducing discretionary expenditures, reducing manpower and securing additional brewing contracts in an effort to utilize a portion of its excess production capacity. The current revenue from operations are insufficient to meet the working capital needs of the Company over the next 12 months. The Company has requested UBHL to make a capital infusion.

If UBHL or other sources do not provide sufficient financial assistance to MBC, it will result in a material adverse effect on the Company’s financial condition and on its ability to continue to operate and we may have to seek capital by selling some of the Company’s operating assets. In addition, the Company’s lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which includes the Company’s real and personal property in the United States and the United Kingdom. The loss of any material pledged asset would have a material adverse effect on the Company’s financial condition and its ability to continue to operate.

Vijay Mallya, the Company’s Chairman and indirect majority shareholder is presently subject to certain legal proceedings in India, which may impair the Company’s ability to obtain financing from UBHL and other potential funding sources.

Cash Flow Results

Net cash provided by operating activities for the six months ended June 30, 2016 was $328,500, compared to net cash provided by operations of $427,300 for the six months ended June 30, 2015. During the first six months of 2016, accounts receivable decreased by $339,000 mainly due to increased collections in Foreign Territory. Accounts payable during the first six months of 2016 decreased by $283,600, mainly due to a reduction in the accounts payable in our Foreign Territory. Our inventory decreased by $197,100 during the first six months of 2016 due to lower production in North American Territory. Accrued liabilities increased by $217,200 during the first six months of 2016 mainly due to increase in accrued director compensation.

Net cash used in investing activities totaled $97,700 for the first six months of 2016, compared to $339,700 during the corresponding period in 2015, mainly due to increased purchases of beer dispensing equipment.

Net cash used in financing activities during the first six months of 2016 totaled $277,800, compared to $112,100 during the first six months of 2015, as a result of borrowing pursuant to the notes payable to Catamaran in the North American Territory and net decrease in use of the revolving line of credit and repayment of debts to MB Financial and HUK.

Description of Our Indebtedness

MB Financial Facility

On June 23, 2011, MBC and Releta entered into the Credit and Security Agreement with Cole Taylor. Cole Taylor merged into MB Financial on August 18, 2014. As used in this Report, “Lender” shall refer to Cole Taylor prior to August 18, 2014 and to MB Financial, as successor in interest to Cole Taylor, on or after August 18, 2014. The Credit and Security Agreement provided a credit facility with a maturity date of June 23, 2016 of up to $10,000,000 consisting of a $4,119,000 Revolver, a $1,934,000 machinery and equipment term loan, a $2,947,000 real estate term loan and a $1,000,000 capital expenditure line of credit. The applicable interest rates were as follows: (a) with respect to the Revolver, the Wall Street Journal prime rate plus a margin of 1.00%, (b) with respect to the machinery and equipment term loan and the capital expenditure term loan, the Wall Street Journal prime rate plus a margin of 1.50%, and (c) with respect to the real estate term loan, the Wall Street Journal prime rate plus a margin of 2.00%. As described below, effective September 1, 2013, Lender was charging a default interest rate equal to two percent (2%) per annum in excess of the interest rate otherwise payable under the Credit and Security Agreement. As described below, effective July 22, 2016, Lender increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest) on all loans. As described below, the Second Amendment (among other things) reduces the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. The advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the Revolver. Under the terms of the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable. The Credit and Security Agreement binds the Company to certain financial covenants including maintaining prescribed minimum tangible net worth and prescribed minimum fixed charges coverage. There is a prepayment penalty if we prepay all of our obligations prior to the maturity date. The credit facility is secured by a first priority security interest in all of MBC’s and Releta’s personal property and a first priority mortgage on our Ukiah, California real property, among other MBC and Releta assets.

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

On January 21, 2015, MBC, Releta, and Lender entered into the Second Amendment to the Credit and Security Agreement. The Second Amendment reduced the maximum amount of the Revolver from $4,119,000 to $2,500,000. The Second Amendment also changed the definition of borrowing base (including by lowering certain advance rates) such that the calculation of the borrowing base will result in a lower number than it would have if calculated prior to the effectiveness of the Second Amendment. The borrowing base is used in the determination of the amount available to each borrower pursuant to the Revolver. Pursuant to the Credit and Security Agreement, as stated above, if such availability is less than $0, or if certain components of the borrowing base fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

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

Effective June 20, 2016, MBC, Releta, and Lender entered into a Third Amendment (the “Third Amendment”) to the Credit and Security Agreement. The Third Amendment extended the maturity date of the Credit Agreement from June 23, 2016 to July 23, 2016. The Third Amendment also reduced the Revolver from $2,500,000 to $1,250,000.

As of June 30, 2016, pursuant to the Credit and Security Agreement, the fixed charge coverage ratio was required to be 1.15 to 1. The Company calculated that the fixed charge coverage ratio as of June 30, 2016 was -0.65 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of June 30, 2016 and the actual tangible net worth on such date was $3,262,900. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth, as required by the Credit and Security Agreement.

Effective July 22, 2016, MBC, Releta, and Lender entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit and Security Agreement. The Fourth Amendment extended the maturity date of the Credit and Security Agreement from July 23, 2016 to September 21, 2016 and increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest). The Fourth Amendment also confirms the continuance of certain events of default under the Credit and Security Agreement.

The Credit and Security Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Credit and Security Agreement. Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Credit and Security Agreement, certain other related documents and applicable law. An event of default shall be deemed continuing until waived in writing by Lender. Under the Credit and Security Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Credit and Security Agreement may, at Lender’s option, be declared, and immediately shall become, due and payable, without notice of any kind. Lender could declare the full amount owed under the Credit and Security Agreement due and payable at any time for any reason or no reason. Since executing the Fourth Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Credit and Security Agreement in connection with the events of default. As noted above, effective July 22, 2016, Lender increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest). The Company estimates that this increase in interest rate will result in the payment by the Company to Lender of additional interest of approximately $9,000 per month. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. The Credit and Security Agreement expires on September 21, 2016. There is no guarantee that MBC and Releta will be able to obtain alternate financing on terms favorable to the Company or on any terms. If the Company is unable to obtain alternate financing, it will have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

Master Line of Credit and UBA Notes

On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen separate advances to us under the Credit Agreement and one additional advance on March 2, 2005 on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month convertible promissory notes issued by us to UBA (the “UBA Notes”). Thirteen of the UBA Notes are convertible into common stock of the Company at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement and an amendment to the March 2, 2005 note (together, the “Extension Agreements”). The Extension Agreements, as amended, confirm UBA’s extension of the terms of the UBA Notes for a period ending on June 30, 2016 with automatic renewals after such maturity date for successive one year terms, provided that either MBC or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term.

The UBA Notes require us to make quarterly interest payments to UBA on the first day of April, July, October, and January. To date, UBA has permitted us to capitalize all accrued interest; therefore, we have borrowed the maximum amount available under the facility. Upon maturity of any of the UBA Notes, unless UBA has given us prior instructions to commence repayment of the outstanding principal balance, the outstanding principal and accrued but unpaid interest on such UBA Notes may be converted, at the option of UBA, into shares of our common stock. During the extended term of the UBA Notes, UBA has the right to require us to repay the outstanding principal balance, along with the accrued and unpaid interest thereon, to UBA within 60 days. However, the UBA Notes are subordinated to credit facilities extended to us by Lender pursuant to a subordination agreement executed by UBA. Per the terms of the subordination agreement, UBA is precluded from demanding repayment of the UBA Notes unless and until the Lender’s facility is repaid in full.

The aggregate outstanding principal amount of the UBA Notes as of June 30, 2016 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,812,500, for a total amount outstanding of $3,727,900.

As of June 30, 2016, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,503,900 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, voluntary conversion by UBA is unlikely.

Catamaran Notes:

On January 22, 2014, Catamaran, a related party, provided a loan to MBC in the principal amount of $500,000 evidenced by a promissory note. On April 24, 2014, Catamaran provided a second loan in the principal amount of $500,000 on terms similar to the previous note. On February 5, 2015, Catamaran provided a third loan in the principal amount of $500,000 on terms similar to the previous notes. On June 30, 2015, Catamaran provided a fourth loan in the principal amount of $500,000 on terms similar to the previous notes, and the Company received the proceeds against this note on July 6, 2015. Each time Catamaran provided a loan, the Company received a letter from Lender permitting the Company to obtain such loans subject to certain conditions, including that no portion of such loans would be payable until either (a) certain obligations of the Company to Lender pursuant to the Credit and Security Agreement (as defined below) were satisfied in full, or (b) such payment was a Permitted Payment. A “Permitted Payment” with respect to the notes dated January 22, 2014, April 24, 2014, and February 5, 2015 means a payment made from an equity investment by the Company’s majority shareholder in excess of $500,000. A “Permitted Payment” with respect to the note dated June 30, 2015 means a payment made from an equity investment by the Company’s majority shareholder. On March 14, 2016, Catamaran provided a fifth loan in the principal amount of $325,000 on terms substantially similar to the previous notes, except that the definition of “Permitted Payment” was revised to mean, for purposes of this fifth note, a payment made from a bridge loan by the Company’s majority shareholder in excess of $600,000. On March 30, 2016, Catamaran provided a sixth loan in the principal amount of $75,000 on terms substantially similar to the fifth note. The Catamaran loans are payable within six months following the date of the notes, and if the Company is not able to satisfy its obligations on these notes within the six month period following the date of the notes, the notes shall be automatically extended for additional six month terms until they are paid. If Catamaran ceases to provide ongoing financial support to the Company, and the Company is unable to obtain alternate financing, it would have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

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

Royal Bank of Scotland Facility

On April 26, 2005, RBS provided KBEL with an approximately $2.8 million (£1,750,000) maximum revolving line of credit with an advance rate based on 80% of KBEL’s qualified accounts receivable. On July 20, 2016, KBEL used the proceeds from the Invoice Discounting Facility provided by Santander (described below) to repay the amount owed in full to RBS and terminated this facility.

Santander Facility:

On July 20, 2016, KBEL entered into a Sales Finance Agreement with Santander, (the “Invoice Discounting Facility”) pursuant to which Santander provided KBEL with an approximately $2.3 million (£1,750,000) maximum revolving line of credit (the “Review Limit”) with advances permitted up to 85% of KBEL’s qualified accounts receivable. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon three months’ written notice. If the Invoice Discounting Facility terminates on or before the first anniversary, KBEL must pay as breakage costs 3% of the Review Limit. The Invoice Discounting Facility carries an interest rate of 2.1% above the Santander base rate and a fixed service charge of approximately $1,300 (£1,000) per month. The Invoice Discounting Facility binds KBEL to certain financial covenants relating to accounts receivable including turnover ratios, maximum dilution, and ageing, while also requiring KBEL to maintain a minimum level of net tangible assets.

Weighted Average Interest

The weighted average interest rates paid on our US indebtedness was 6% for the first six months of 2016 and 2015. For loans primarily associated with our Foreign Territory, the weighted average rate paid was 4% for the first six months of 2016 and 2015.

Current Ratio

On June 30, 2016, our ratio of current assets to current liabilities was 0.31 to 1.00 and our ratio of total assets to total liabilities was 0.87 to 1.00. On June 30, 2015, our ratio of current assets to current liabilities was 0.34 to 1.00 and our ratio of total assets to total liabilities was 0.93 to 1.00.

Restricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $155,000 as of June 30, 2016. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL are not permitted if retained earnings drop below $1,324,200.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the quarter ended June 30, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The discussion provided under the heading “Liquidity and Capital Resources” with respect to our default under the Credit and Security Agreement with Lender, and the discussion under the subheading “MB Financial Facility,” under the heading “Description of Our Indebtedness,” both set forth in Item 2 of PART I of this Quarterly Report, are hereby incorporated by reference in their entirety.

Item 6. Exhibits

Exhibit Number		Description

10.1	(A)	Third Amendment to Credit and Security Agreement, effective as of June 20, 2016, by and among MB Financial Bank, N.A., successor in interest to Cole Taylor Bank, Mendocino Brewing Company, Inc., a California corporation, and Releta Brewing Company LLC, a Delaware limited liability company.

10.2	(B)	Sales Finance Agreement between Kingfisher Beer Europe Limited and Santander UK plc, dated July 20, 2016 (“Sales Finance Agreement”); Amendment to the Sales Finance Agreement.

10.3	(B)	Fourth Amendment to Credit and Security Agreement, effective as of July 22, 2016, by and among MB Financial Bank, N.A., successor in interest to Cole Taylor Bank, Mendocino Brewing Company, Inc., a California corporation, and Releta Brewing Company LLC, a Delaware limited liability company.

31.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

32.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

NOTE: Each Exhibit listed above that is annotated with one of the following letters is incorporated by reference from the following sources:

(A)	MBC’s Current Report on Form 8-K filed as of June 24, 2016.

(B)	MBC’s Current Report on Form 8-K filed as of July 26, 2016.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mendocino brewing company, inc.

Dated: August 15, 2016	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2016	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

