Form 10-Q
period 2016-09-30
MENDOCINO BREWING CO INC
filed 2016-11-14
CIK 919134

United states

securities and exchange commission

WASHINGTON, D.C. 20549

Form 10-q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission file number 1-13636

Mendocino Brewing Company, Inc.

(Exact Name of Registrant as Specified in Its Charter)

California	68-0318293
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1601 Airport Road, Ukiah, California	95482
(Address of principal executive offices)	(Zip Code)

(707) 463-2627

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

The number of shares of Mendocino Brewing Company, Inc.’s common stock outstanding as of November 13, 2016 was 12,611,133.

MENDOCINO BREWING COMPANY, INC.

INDEX

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Condensed consolidated balance sheets as of September 30, 2016 (unaudited) and December 31, 2015	3

	Condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (unaudited)	4

	Condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 (unaudited)	5

	Notes to condensed consolidated financial statements (unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	37

ITEM 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

ITEM 3.	Defaults Upon Senior Securities	38

ITEM 6.	Exhibits	38

SIGNATURES		39

PART I

Item 1. Financial Statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$84,700	$129,600
Accounts receivable, net	3,051,900	3,835,500
Inventories	1,472,100	1,547,000
Prepaid expenses	627,100	759,900
Total Current Assets	5,235,800	6,272,000

Property and Equipment, net	9,844,200	10,588,200
Deposits and other assets	188,300	175,800

Total Assets	$15,268,300	$17,036,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Secured lines of credit	$1,059,900	$1,663,400
Accounts payable	4,534,200	4,489,000
Accrued liabilities	2,173,000	1,908,700
Notes payable to related party	2,605,500	2,119,600
Subordinated convertible notes to related party	3,752,000	3,680,100
Current maturities of secured notes payable	2,977,600	3,378,600
Current maturities of long-term debt to related party	108,500	491,500
Current maturities of obligations under capital leases	21,300	23,100
Current maturities of severance payable	269,600	119,700
Total Current Liabilities	17,501,600	17,873,700

Long-Term Liabilities
Capital lease obligations, less current maturities	56,900	79,200
Severance payable	629,200	678,400
Total Long-Term Liabilities	686,100	757,600

Total Liabilities	18,187,700	18,631,300

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock, Series A, no par value, with liquidation preference of $1 per share; 10,000,000 shares authorized, 227,600 shares issued and outstanding	227,600	227,600
Common stock, no par value 30,000,000 shares authorized, 12,611,133 shares issued and outstanding	15,100,300	15,100,300
Accumulated other comprehensive income	483,300	472,400
Accumulated deficit	(18,730,600)	(17,395,600)
Total Stockholders’ Deficit	(2,919,400)	(1,595,300)

Total Liabilities and Stockholders’ Deficit	$15,268,300	$17,036,000

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	THREE MONTHS ENDED September 30		NINE MONTHS ENDED September 30
	2016	2015	2016	2015
Sales	$6,968,200	$8,539,300	$21,659,700	$23,611,400
Excise taxes	136,300	140,100	374,000	379,500
Net sales	6,831,900	8,399,200	21,285,700	23,231,900
Cost of goods sold	4,638,500	5,620,700	14,687,900	15,868,400
Gross profit	2,193,400	2,778,500	6,597,800	7,363,500
Operating expenses
Marketing	1,286,900	1,511,500	3,782,700	4,371,500
General and administrative	1,220,700	1,111,600	3,713,600	3,327,000
Total operating expenses	2,507,600	2,623,100	7,496,300	7,698,500
(Loss) income from operations	(314,200)	155,400	(898,500)	(335,000)
Other income (expense)
Other income	1,400	7,400	13,200	51,000
Interest expense	(159,200)	(153,200)	(448,100)	(462,300)
Total other expenses	(157,800)	(145,800)	(434,900)	(411,300)
Income (loss) before income taxes	(472,000)	9,600	(1,333,400)	(746,300)
Provision for income taxes	-	-	1,600	3,800
Net (loss) income	$(472,000)	$9,600	$(1,335,000)	$(750,100)
Foreign currency translation income (loss)	2,900	(2,000)	10,900	(4,900)
Comprehensive (loss) income	$(469,100)	$7,600	$(1,324,100)	$(755,000)
Net income (loss) per common share –
Basic	$(0.04)	$0.00	$(0.11)	$(0.06)
Diluted	$(0.04)	$0.00	$(0.11)	$(0.06)
Weighted average common shares outstanding –
Basic	12,611,133	12,611,133	12,611,133	12,611,133
Diluted	12,611,133	15,067,357	12,611,133	12,611,133

See accompanying notes to these condensed consolidated financial statements.

MENDOCINO BREWING COMPANY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,335,000)	$(750,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	839,800	889,200
Provision for doubtful accounts	(1,700)	13,000

Changes in operating assets and liabilities:
Interest accrued on related party debt	157,800	124,800
Accrued severance payable	100,700	-
Accounts receivable	432,400	716,000
Inventories	67,300	316,600
Prepaid expenses	70,500	(2,900)
Deposits and other assets	38,800	(30,900)
Accounts payable	278,800	(389,800)
Accrued liabilities	370,800	269,300
Net cash provided by operating activities	1,020,200	1,155,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(205,900)	(403,800)
Net cash used in investing activities	(205,900)	(403,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment on lines of credit	(489,500)	(998,400)
Borrowing on note payable	400,000	1,000,000
Repayment on long-term debt	(749,200)	(784,100)
Payments on obligations under long term leases	(15,400)	(12,200)
Net cash (used in) financing activities	(854,100)	(794,700)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,100)	(9,500)

NET CHANGE IN CASH	(44,900)	(52,800)

CASH, beginning of period	129,600	145,100

CASH, end of period	$84,700	$92,300

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$1,600	$3,800
Interest	$290,300	$337,500

NON CASH INVESTING AND FINANCING ACTIVITIES
Seller financed asset	$-	$96,000

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

Basis of Presentation and Organization

The accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the US. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K, as filed with the SEC, which contains additional financial and operating information and information concerning significant accounting policies followed by the Company. The financial statements and notes are representations of the Company’s management (“Management”) and its board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

Going Concern

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

Operating results from the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

Reclassifications

Certain items in the financial statements for the prior year have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2016 compared to what was previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Deferred Financing Costs

Costs relating to obtaining financing are capitalized and amortized over the term of the related debt. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations. Deferred financing costs related to a borrowing made in June 2011 were $225,000. Amortization of deferred financing costs charged to operations was $22,500 and $33,800 for the nine months ended September 30, 2016 and 2015. respectively.

Concentration of Credit Risks

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. Substantially all of the Company’s cash and cash equivalents are deposited with commercial banks in the US and the UK that have minimal credit risk. Accounts receivable are generally unsecured and customers are subject to an initial credit review and ongoing monitoring. Wholesale distributors account for substantially all accounts receivable; therefore, this risk concentration is limited due to the number of distributors and the laws regulating the financial affairs of distributors of alcoholic beverages. The Company has approximately $200 in cash deposits and $1,831,700 of accounts receivable due from customers located in the UK as of September 30, 2016.

Income Taxes

The Company accounts for income taxes in accordance with ASC 750 which requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards. The Company periodically assesses uncertain tax positions that the Company has taken or expects to take on a tax return, including a decision whether to file or not to file a return in a particular jurisdiction. The Company evaluated its tax positions and determined that there were no uncertain tax benefits as of September 30, 2016 and December 31, 2015.

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

	Three months ended		Nine months ended
	9/30/2016	9/30/2015	9/30/2016	9/30/2015
Net (loss) income	$(472,000)	9,600	$(1,335,000)	(750,100)
Weighted average common shares outstanding	12,611,133	12,611,133	12,611,133	12,611,133
Basic net income (loss) per share	$(0.04)	0.00	$(0.11)	(0.06)
Interest expense on convertible notes	$-	22,900	$-	-
Income (loss) for computing diluted net income per share	$(472,000)	32,500	$(1,335,000)	(750,100)
Incremental shares from assumed exercise of dilutive securities	-	2,456,224	-	-
Dilutive potential common shares	12,611,133	15,067,357	12,611,133	12,611,133
Diluted net income (loss) per share	$(0.04)	0.00	$(0.11)	(0.06)

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

Effective June 20, 2016, MBC, Releta, and Lender entered into a Third Amendment (the “Third Amendment”) to the Credit and Security Agreement. The Third Amendment extended the maturity date of the Credit and Security Agreement from June 23, 2016 to July 23, 2016. The Third Amendment also reduced the Revolver from $2,500,000 to $1,250,000. Effective July 22, 2016, MBC, Releta, and Lender entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit and Security Agreement. The Fourth Amendment extended the maturity date of the Credit and Security Agreement from July 23, 2016 to September 21, 2016 and increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest). Effective September 21, 2016, MBC, Releta, and Lender entered into a Fifth Amendment to the Credit and Security Agreement which extended the maturity date of the Credit and Security Agreement from September 21, 2016 to October 21, 2016. Effective October 18, 2016, MBC, Releta, and Lender entered into a Sixth Amendment to the Credit and Security Agreement which extended the maturity date of the Credit and Security Agreement from October 21, 2016 to December 31, 2016. Lender has absolutely no commitment and has made no agreement to extend the maturity date beyond December 31, 2016. The Sixth Amendment also confirms the continuance of certain events of default under the Credit and Security Agreement.

As of September 30, 2016, pursuant to the Credit and Security Agreement, the fixed charge coverage ratio was required to be 1.15 to 1. The Company calculated that the fixed charge coverage ratio as of September 30, 2016 was -1.02 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of September 30, 2016 and the actual tangible net worth on such date was $3,317,200. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth, as required by the Credit and Security Agreement.

The Credit and Security Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Credit and Security Agreement. Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Credit and Security Agreement, certain other related documents and applicable law. An event of default shall be deemed continuing until waived in writing by Lender. Under the Credit and Security Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Credit and Security Agreement may, at Lender’s option, be declared, and immediately shall become, due and payable, without notice of any kind. Lender could declare the full amount owed under the Credit and Security Agreement due and payable at any time for any reason or no reason. Since executing the Sixth Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Credit and Security Agreement in connection with the events of default. As noted above, effective July 22, 2016, Lender increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest). The Company estimates this increase in interest rate will result in the payment by the Company to Lender of additional interest of approximately $9,000 per month. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. The Credit and Security Agreement expires on December 31, 2016. There is no guarantee that MBC and Releta will be able to obtain alternate financing on terms favorable to the Company or on any terms. If the Company is unable to obtain alternate financing, it will have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

UBHL

In response to the losses incurred in connection with the Company’s operations, UBHL issued a letter of comfort to the Company’s accountants on March 5, 2015 (the “Letter of Comfort”) to confirm that UBHL had agreed to provide funding on an as needed basis to ensure that the Company is able to meet its financial obligations as and when they fall due. The Letter of Comfort does not specify either the terms of UBHL’s support, or a maximum dollar limit and is not a legally binding agreement or guarantee. However, to date, UBHL, through a related party, Catamaran, has provided loans for working capital needs as described above. UBHL’s financial support is contingent upon compliance with any applicable exchange control requirements, other applicable laws, and regulations relating to the transfer of funds from India. The Letter of Comfort does not specify any time limit for extending support. If it becomes necessary to seek UBHL’s financial assistance under the Letter of Comfort or otherwise and UBHL does not provide such financial assistance to MBC, it may result in a material adverse effect on the Company’s financial position and on its ability to continue to operate. UBHL controls the Company’s two largest shareholders, United Breweries of America, Inc. (“UBA”) and Inversiones Mirabel, S.A., a Panamanian corporation (“Inversiones”), and as such, is the Company’s indirect majority shareholder. The Company’s Chairman of the Board, Dr. Vijay Mallya, is also the Chairman of the board of directors of UBHL.

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

At September 30, 2016, the Company had cash and cash equivalents of $84,700, an accumulated deficit of $18,730,600, and a working capital deficit of $12,265,800 due to losses incurred, debts payable to Lender and notes payable to related parties. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at September 30, 2016.

Management has taken several actions to reduce the Company’s working capital needs through September 30, 2017, including reducing manpower and pursuing additional brewing contracts in an effort to utilize a portion of excess production capacity. The Company is pursuing a Financial Transaction through Gordian Group as described above. The Company has relied upon the continued loans from Catamaran to support operations. The current revenue from operations is insufficient to meet the working capital needs of the Company over the next 12 months. The Company has requested UBHL to make a capital infusion.

If UBHL or other sources do not provide sufficient financial assistance to MBC, it will result in a material adverse effect on the Company’s financial position and on its ability to continue to operate and it may have to raise funds by selling some of its operating assets. In addition, the Company’s lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which includes the Company’s real and personal property in the United States and the United Kingdom. The loss of any material pledged asset would have a material adverse effect on the Company’s financial condition and its ability to continue to operate.

Vijay Mallya, the Company’s Chairman and indirect majority shareholder is presently subject to certain legal proceedings in India, which may impair the Company’s ability to obtain financing from UBHL and other potential funding sources.

3. Inventories

Inventories are stated at the lower of average cost or market and consist of the following:

	September 30, 2016	December 31, 2015
Raw Materials	$526,500	$628,100
Beer-in-process	342,600	312,200
Finished Goods	542,000	541,400
Merchandise	61,000	65,300
TOTAL	$1,472,100	$1,547,000

4. Secured Lines of Credit

MB Financial Credit and Security Agreement

The borrowings under the Credit and Security Agreement are collateralized, with recourse, by MBC’s and Releta’s trade receivables and inventory located in the US. This facility carries interest (including default interest) at the Wall Street Journal prime rate plus 6%) and is secured by substantially all of the assets of Releta and MBC. The amount outstanding on this line of credit as of September 30, 2016 was approximately $391,900. Included in the Company’s balance sheet as at September 30, 2016 are account balances totaling $1,220,200 of accounts receivable and $1,408,800 of inventory collateralized to Lender under this facility. The Credit and Security Agreement expires on December 31, 2016.

RBS Facility

On April 26, 2005, Royal Bank of Scotland Commercial Services Limited (“RBS”) provided an approximately $2.8 million (£1,750,000) invoice discounting facility to KBEL based on 80% prepayment against qualified accounts receivable related to KBEL’s UK customers. The facility carried an interest rate of 1.38% above the RBS base rate and a service charge of 0.10% of each invoice discounted. On July 20, 2016, KBEL used the proceeds from the Santander Facility provided by Santander UK plc (“Santander”), as described below, to repay the entire amount owed on the RBS invoice discounting facility.

Santander Facility

On July 20, 2016, KBEL entered into a Sales Finance Agreement with Santander (the “Santander Facility”) pursuant to which Santander provided KBEL with an approximately $2,306,000 (£1,750,000) maximum revolving line of credit (the “Review Limit”) with advances permitted up to 85% of KBEL’s qualified accounts receivable. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon three months’ written notice. If the Santander Facility terminates on or before the first anniversary, KBEL must pay as breakage costs 3% of the Review Limit. The Santander Facility carries an interest rate of 2.1% above the Santander base rate and a fixed service charge of approximately $1,300 (£1,000) per month. The Santander Facility binds KBEL to certain financial covenants relating to accounts receivable including turnover ratios, maximum dilution, and ageing, while also requiring KBEL to maintain a minimum level of net tangible assets. KBEL used the proceeds from the Santander Facility to repay the entire amount owed on the RBS invoice discounting facility. The amount outstanding on this line of credit as of September 30, 2016 was approximately $668,000. Included in the Company’s balance sheet at September 30, 2016 are account balances totaling $1,831,700 of accounts receivable collateralized to the Santander Facility.

5. Notes Payable to Related Party

Notes payable to a related party consist of notes payable to Catamaran dated January 22, 2014, April 24, 2014, February 5, 2015, June 30, 2015, March 14, 2016, and March 30, 2016 for a total value of $2,605,500 including accrued interest of $205,500 as of September 30, 2016. Catamaran Holdings, Ltd. (“Holding”), the sole shareholder of Catamaran, has directors in common with Inversiones, one of the major shareholders of MBC. The indirect beneficial owner of Inversiones is UBHL. Dr. Vijay Mallya, the Chairman of the Board of Directors of the Company is also the Chairman of the Board of Directors of UBHL.

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

6. Subordinated Convertible Notes Payable to Related Party

Subordinated convertible notes to a related party included notes payable to UBA (the “UBA Notes”) for a total value of $3,752,000 as of September 30, 2016, including interest at the prime rate plus 1.5% per year, but not to exceed 10%. Thirteen of the UBA Notes are convertible into common stock at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. The UBA Notes have been extended until June 2017 and have automatic renewals after such maturity date for successive one year terms, provided that either the Company or UBA may elect not to extend the term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term. Under the terms of the UBA Notes, UBA may demand payment within 60 days following the end of the extension period. UBA has agreed to subordinate the UBA Notes to the Company’s debt agreements with MB Financial, as successor-in-interest to Cole Taylor, which mature in December 2016. Therefore, the Company will not require the use of working capital to repay any of the UBA Notes until the MB Financial facility is repaid. The UBA notes include $1,836,600 and $1,764,700 of accrued interest at September 30, 2016 and December 31, 2015, respectively.

7. Secured Notes Payable

Maturities of secured notes payable for succeeding years are as follows:

	September 30, 2016	December 31, 2015
Loan from MB Financial, payable in monthly installments of $12,300, plus interest (including default interest) at 9.5%with a balloon payment of approximately $2,128,900 in December 2016; secured by substantially all assets of Releta and MBC.	$2,165,700	$2,276,200

Loans from MB Financial, payable in monthly installments of $32,300 plus interest (including default interest) at 9.5% (with a balloon payment of approximately $715,100 in December 2016; secured by substantially all assets of Releta and MBC.	811,900	1,102,400
	2,977,600	3,378,600

Less current maturities	2,977,600	3,378,600
	$-	$-

8. Long-Term Debt – Related Party

	September 30, 2016	December 31, 2015
Loan from Heineken UK Limited, payable in quarterly installments of $108,500, plus interest at UK prime plus 5% maturing on October 9, 2016, secured by licensing rights pursuant to a Sub-License Agreement.	$108,500	$491,500

Less current maturities	108,500	491,500
Non-current loan payable	$-	$-

On April 18, 2013, KBEL entered into a Loan Agreement (the “HUK Loan Agreement”) with HUK pursuant to which HUK provided KBEL with a secured term loan of £1,000,000 on October 9, 2013 to be repaid in twelve equal quarterly installments of £83,333.33, commencing from January 9, 2014 and to be repaid in full by October 9, 2016. Interest on the HUK loan is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an Event of Default, as defined in the HUK Loan Agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub License Agreement, as described and defined in the HUK Loan Agreement.

On October 9, 2016, KBEL paid the final installment and settled the loan in full.

9. Capital Lease Obligations

The Company leases certain assets under an agreement that is classified as a capital lease. The future minimum lease payments required under the capital lease and the present values of net minimum lease payments as of September 30, 2016 are as follows:

Three months Ending December 31, 2016	$6,500
Year Ending December 31, 2017	26,000
Year Ending December 31, 2018	19,500
Year Ending December 31, 2019	19,500
Year Ending December 31, 2020	19,100
90,600
Less amounts representing interest	(12,400)
Present value of minimum lease payments	78,200
Less current maturities	(21,300)
Non-current leases payable	$56,900

10. Severance Payable

The Company is a party to a Separation and Severance Agreement (the “Separation Agreement”) with Mr. Yashpal Singh, its President and Chief Executive Officer. Pursuant to the terms of the Separation Agreement, upon Mr. Singh’s (i) termination of employment for Good Reason (as defined in the Separation Agreement), (ii) termination of employment at the end of the employment term, (iii) death, (iv) disability or (v) termination by the Company without Cause (as defined in the Separation Agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by the number of years (on a pro-rated basis) he had been employed by the Company at the Termination Date (as defined in the Separation Agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Singh’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). Payments due to Mr. Singh under the Separation Agreement shall be paid in equal monthly installments by the Company over a 20 month period. Mr. Singh’s current employment contract ends on December 31, 2016. The receipt of payments is contingent on Mr. Singh executing a release of claims for the benefit of the Company. As of September 30, 2016, the Company has accrued $898,800 against this obligation.

Pursuant to a resolution adopted on September 10, 2013 by the Company’s Board of Directors, the Company entered into a Separation and Severance Agreement with Mr. Mahadevan Narayanan, the Company’s Chief Financial Officer and Secretary on April 12, 2016. Pursuant to the terms of the agreement, upon Mr. Narayanan’s (i) termination of employment for Good Reason (as defined in the agreement), (ii) death, (iii) disability or (iv) termination by the Company without Cause (as defined in the agreement), he shall be entitled to certain severance benefits and payments. The severance payment shall equal the product of 2.5 times his average monthly base salary (calculated over the twelve (12) month period preceding the termination event), multiplied by the number of years (on a pro-rated basis) he had been employed by the Company at the Termination Date (as defined in the agreement); provided, however, that the severance payment may not exceed thirty (30) months of Mr. Narayanan’s average monthly base salary (calculated over the twelve (12) months preceding his termination date). If Mr. Narayanan’s employment is terminated without Cause, in addition to the severance payment described above, he shall also receive either (i) 365 days prior written notice or (ii) a lump sum payment equal to twelve (12) months of his base salary at the rate in place at the Termination Date (the “Notice Payment”). Payments due to Mr. Narayanan under the Separation Agreement shall be paid in equal monthly installments by the Company over a 20 month period. The receipt of payments is contingent on Mr. Narayanan executing a release of claims for the benefit of the Company. As of September 30, 2016, the Company has not accrued any amount against this contingency. As of September 30, 2016, the Company estimated the obligation to be $486,800 excluding any Notice Payment.

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

The Company believes that the allegations in the Complaint are without merit and will continue to vigorously defend against the lawsuit. On June 29, 2016, the Company filed a Motion for Judgment on the Pleadings, requesting that the Court dismiss, with prejudice, one of the two causes of action pled against it. That motion was granted by the Court on September 6, 2016, leaving only one cause of action against the Company. Trial is expected to commence on March 14, 2017.

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

The following table reflects the value of such transactions during the nine months ended September 30, 2016 and 2015 and the balances outstanding as of September 30, 2016 and December 31, 2015.

TRANSACTIONS	September 30, 2016	September 30, 2015
Purchases from HUK	$7,341,400	$8,239,200
Expense reimbursement including interest to HUK	$637,900	$715,200
Interest expense related to UBA convertible notes	$71,900	$68,100
Interest expenses related to Catamaran notes	$85,900	$56,700
Borrowing from Catamaran	$2,400,000	$2,000,000

ACCOUNT BALANCES	September 30, 2016	December 31, 2015
Accounts payable and accrued liability to HUK	$1,581,500	$1,669,400
Notes payable to Catamaran	$2,605,500	$2,119,600
Notes payable to UBA	$3,752,000	$3,680,100

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

A summary of each segment is as follows:

	Nine months ended September 30, 2016
	North American Territory	Foreign Territory	Total

Net Sales	$8,292,000	$12,993,700	$21,285,700
Operating Income (Loss)	$(1,131,400)	$232,900	$(898,500)
Identifiable Assets	$11,995,600	$3,272,700	$15,268,300
Depreciation & Amortization	$496,100	$343,700	$839,800
Capital Expenditures	$6,200	$199,700	$205,900

	Nine months ended September 30, 2015
	North American Territory	Foreign Territory	Total

Net Sales	$8,787,700	$14,444,200	$23,231,900
Operating Income (Loss)	$(629,000)	$294,000	$(335,000)
Identifiable Assets	$12,969,300	$4,121,300	$17,090,600
Depreciation & Amortization	$505,200	$384,000	$889,200
Capital Expenditures	$70,400	$333,400	$403,800

14. Unrestricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $129,900 as of September 30, 2016. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL were not permitted if retained earnings dropped below $1,301,500. Condensed financial information of MBC, together with its other subsidiary, Releta, is as follows:

Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Balance Sheets

Assets
Cash and cash equivalents	$84,500	$61,300
Accounts receivable, net	1,220,200	1,121,300
Inventories	1,408,800	1,490,100
Other current assets	182,700	199,800
Total current assets	2,896,200	2,872,500

Investment in subsidiary	1,225,000	1,225,000
Property and equipment	8,911,100	9,378,500
Intercompany (payable) receivable	(229,400)	284,000
Other assets	188,300	175,800
Total assets	$12,991,200	$13,935,800

Liabilities
Line of credit	$391,900	$453,100
Accounts payable	2,664,900	2,640,400
Accrued liabilities	1,357,000	1,021,000
Note payable to related party	2,605,500	2,119,600
Subordinated convertible notes to related party	3,752,000	3,680,100
Current maturities of debt, leases and severance	3,254,800	3,505,900
Total current liabilities	14,026,100	13,420,100

Long-term capital leases	9,600	14,000
Severance payable	629,200	678,400
Total liabilities	14,664,900	14,112,500

Stockholders’ deficit
Common stock	15,100,300	15,100,300
Preferred stock	227,600	227,600
Accumulated deficit	(17,001,600)	(15,504,600)
Total stockholders’ deficit	(1,673,700)	(176,700)
Total liabilities and stockholders’ deficit	$12,991,200	$13,935,800

Statements of Operations	Three months ended September 30		Nine months ended September 30
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$2,746,700	$3,247,500	$8,292,000	$8,787,700
Cost of goods sold	(2,255,600)	(2,547,100)	(6,816,500)	(7,141,000)
Sales, marketing, and retail expenses	(300,900)	(317,800)	(882,300)	(993,500)
General and administrative expenses	(549,600)	(426,600)	(1,729,900)	(1,287,300)
Loss from operations	(359,400)	(44,000)	(1,136,700)	(634,100)

Other income	1,400	7,400	13,200	51,000
Interest expense	(133,900)	(117,500)	(371,900)	(365,000)
Provision for taxes	-	-	(1,600)	(3,800)
Net loss	$(491,900)	$(154,100)	$(1,497,000)	$(951,900)

Statements of Cash Flows	Nine months ended September 30
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities	$(417,400)	$297,400
Purchase of property and equipment	(6,200)	(70,400)
Net repayment on line of credit	(61,200)	(875,200)
Borrowing on note payable	400,000	1,000,000
Repayment on long term debt	(401,000)	(401,000)
Payment on obligation under capital lease	(4,400)	(4,100)
Net change in payable to UBIUK	513,400	83,300
Increase in cash	23,200	30,000
Cash, beginning of period	61,300	61,500
Cash, end of period	$84,500	$91,500

15. Income Taxes

In the nine months ended September 30, 2016 and 2015, the Company recorded tax expenses related to state franchise taxes only, and did not record income tax expenses due to the availability of deferred tax assets to offset any taxable income in the US (at the federal and state level to the extent applicable) and the UK. The Company has established a full valuation allowance against the Company’s deferred tax assets based on an assessment that the criteria that deferred tax assets will more likely than not be realized has not yet been met. During the nine months ended September 30, 2016 and 2015, the Company’s effective tax rates were de minimis.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Segment Information

Prior to August 2001, the Company’s business operations were exclusively located in the US, and consisted of the manufacture and distribution of beer. With the Company’s acquisition of United Breweries International (UK), Ltd. (“UBIUK”) in August 2001, the Company gained a new business segment ― distribution of beer outside the US, primarily in the United Kingdom (the “UK”) and continental Europe (collectively, the “Foreign Territory”). This segment accounted for 60% and 61% of the Company’s gross sales during the first nine months of 2016 and 2015 respectively, with the US and Canada (the “North American Territory”) accounting for the remaining 40% and 39% during the first nine months of 2016 and 2015 respectively.

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

Summary of Financial Results

The Company ended the first nine months of 2016 with a net loss of $1,335,000, as compared to a net loss of $750,100 for the same period in 2015. As set forth more fully under the section captioned “Results of Operations” below, during the first nine months of 2016, the Company experienced a decrease in net sales of $1,946,200 compared to the same period in 2015. Compared to the first nine months of 2015, costs of goods sold decreased by $1,180,500, operating expenses decreased by $202,200, and net other expenses increased by $23,600 in the first nine months of 2016, all of which contributed to the Company’s results for the period.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared To Three Months Ended September 30, 2015

Net Sales

Our overall net sales for the third quarter of 2016 were $6,831,900, compared to $8,399,200 for the third quarter of 2015, a decrease of $1,567,300, or 18.7%. The decrease was due to a reduction in sales volume and exchange rate fluctuation.

North American Territory: Our net sales in the North American Territory for the third quarter of 2016 were $2,746,700 compared to $3,247,500 for the same period in 2015, a decrease of $500,800, or 15.4%, mainly due to decreased sales volume. The sales volume decreased to 13,100 barrels in the third quarter of 2016 from 16,500 barrels in the third quarter of 2015; a net decrease of 3,400 barrels, or 20.6% mainly due to competitive pressure and lower demand. We continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah, California and Saratoga Springs, New York brewing facilities.

Foreign Territory: Net sales in the Foreign Territory for the third quarter of 2016 were $4,085,200 compared to $5,151,700 during the corresponding period of 2015, a decrease of $1,066,500, or 20.7% when measured in US Dollars. The decrease in sales was primarily due to exchange rate fluctuations. When measured in UK Pounds Sterling, the functional currency of Foreign Territory, net sales decreased by 6.8% during the third quarter of the year 2016 compared to corresponding period of 2015.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the third quarter of 2016 was 67.9%, as compared to 66.9% during the corresponding period of 2015.

North American Territory: Cost of goods sold as a percentage of net sales in the North American Territory during the third quarter of 2016 was 82.1%, compared to 78.4% during the corresponding period of 2015, mainly due to lower sales volume. Utilization of our production capacity has a direct impact on cost. Generally, when facilities are operating at a lower percentage of production capacity, cost is unfavorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a smaller volume base. Our production capacity is currently under-utilized, and the lower sales volume in 2016 caused further decreases in productivity.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the third quarter of 2016 was 58.4%, as compared to 60.5% during the corresponding period in 2015 due to exchange rate fluctuations.

Gross Profit

Due to the reduction in sales revenue, gross profit for the third quarter of 2016 was $2,193,400 compared to $2,778,500 during the corresponding period of 2015, a decrease of $585,100 or 21.1%. As a percentage of net sales, gross profit during the third quarter of 2016 decreased to 32.1% from 33.1% for the third quarter of 2015.

Operating Expenses

Operating expenses for the third quarter of 2016 were $2,507,600, a decrease of $115,500, or 4.4%, as compared to $2,623,100 for the corresponding period of 2015. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Related Expenses: Our marketing and distribution related expenses for the third quarter of 2016 were $1,286,900, as compared to $1,511,500 for the third quarter of 2015, representing a decrease of $224,600 or 14.9%.

North American Territory: Marketing and distribution related expenses in the North American Territory for the third quarter of 2016 were $300,900 compared to $317,800 during the corresponding period of 2015, representing a decrease of $16,900 or 5.3% due to a reduction in manpower. As a percentage of net sales in the North American Territory, such expenses increased to 11% during the third quarter of 2016, compared to 9.8% during the corresponding period of 2015.

Foreign Territory: Marketing and distribution related expenses in the Foreign Territory for the third quarter of 2016 were $986,000 compared to $1,193,700 during the corresponding period of 2015, representing a decrease of $207,700, or 17.4% mainly due reduction in manpower and exchange rate fluctuation. As a percentage of net sales in the Foreign Territory, marketing and distribution expenses increased to 24.1% during the third quarter of 2016 compared to 23.1% during the corresponding period of 2015.

General And Administrative Expenses: Our general and administrative expenses were $1,220,700 for the third quarter of 2016, representing an increase of $109,100 or 9.8%, from $1,111,600 for the corresponding period in 2015.

North American Territory: General and administrative expenses in the North American Territory were $549,600 for the third quarter of 2016, representing an increase of $123,000, or 28.8%, compared to $426,600 for the third quarter of 2015. The increase was mainly due to increase in salary to administrative employees, increased accrual related to directors compensation due to increase in number of directors and meetings. As a percentage of net sales in the North American Territory, expenses increased to 20% during the third quarter of 2016, compared to 13.1% during the third quarter of 2015.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $671,100 for the third quarter of the year 2016, representing a decrease of $13,900 or 2%, when compared to $685,000 for the third quarter of 2015. The decrease was mainly due to exchange rate fluctuation. As a percentage of net sales in the Foreign Territory, expenses increased to 16.4% during the third quarter of 2016 compared to 13.3% during the third quarter of 2015.

Other Expenses

Net other expenses for the third quarter of 2016 totaled $157,800, representing an increase of $12,000, or 8.2%, when compared to $145,800 for the third quarter of 2015 due to increases in interest rates on borrowings related to the North American Territory.

Income Taxes

We made no income tax provision for the third quarter of 2016 or 2015.

Net Income / Loss

Our net loss for the third quarter of 2016 was $472,000, compared to net income of $9,600 for the third quarter of 2015. After providing for a positive foreign currency translation adjustment of $2,900 during the third quarter of 2016 (as compared to a negative foreign currency adjustment of $2,000 for the same period in 2015), our comprehensive loss for the third quarter of 2016 was $469,100, compared to comprehensive income of $7,600 for the same period in 2015. As stated above, the primary reason for the decrease in income was the reduction in sales revenue during the period.

Nine Months Ended September 30, 2016 Compared To Nine Months Ended September 30, 2015

Net Sales

Our overall net sales for the first nine months of 2016 were $21,285,700, a decrease of $1,946,200, or 8.4%, compared to net sales of $23,231,900 for the same period in 2015.

North American Territory: North American Territory net sales for the first nine months of 2016 were $8,292,000 compared to $8,787,700 for the same period in 2015, a decrease of $495,700 or 5.6%. Our North American Territory sales volumes decreased to 40,200 barrels during the first nine months of 2016 from 43,600 barrels in the first nine months of 2015, representing a decrease of 3,400 barrels or 7.7% due to reduction in MBC brands. We continue to solicit opportunities to enter into non-binding contract brewing arrangements to address the low production capacity utilization rates in our Ukiah, California and Saratoga Springs, New York brewing facilities, and anticipate that fluctuations in the availability of such contract brewing arrangements will continue to impact our net sales in the North American Territory.

Foreign Territory: Net sales for the first nine months of 2016 were $12,993,700 compared to $14,444,200 during the corresponding period of 2015, a decrease of $1,450,500 or 10%. The decrease is mainly due to exchange rate fluctuation. When measured in UK Pounds Sterling, the functional currency of the UK, net sales decreased by 1.2%.

Cost of Goods Sold

Cost of goods sold as a percentage of net sales during the first nine months of 2016 was 69%, as compared to 68.3% during the corresponding period of 2015.

North American Territory: Cost of goods sold as a percentage of net sales in the North American Territory during the first nine months of 2016 was 82.2%, as compared to 81.3%, during the corresponding period of 2015. Generally, when facilities are operating at a lower percentage of production capacity, cost is unfavorably affected because fixed and semi-variable operating costs, such as depreciation and production costs, are spread over a smaller volume base. Our production capacity is currently under-utilized.

Foreign Territory: Cost of goods sold as a percentage of net sales in the Foreign Territory during the first nine months of 2016 was 60.6%, as compared to 60.5% during the corresponding period in 2015.

Gross Profit

As a result of a decrease in sales revenue, gross profit for the first nine months of 2016 decreased to $6,597,800, from $7,363,500 during the corresponding period of 2015, a decrease of $765,700 or 10.4%. As a percentage of net sales, the gross profit during the first nine months of 2016 decreased to 31% from 31.7% during the corresponding period in 2015.

Operating Expenses

Operating expenses for the first nine months of 2016 were $7,496,300, a decrease of $202,200, or 2.6%, as compared to $7,698,500 for the corresponding period of the year 2015. Operating expenses consist of marketing and distribution expenses and general and administrative expenses.

Marketing and Distribution Related Expenses: Our marketing and distribution related expenses for the first nine months of 2016 were $3,782,700, as compared to $4,371,500 for the same period in 2015, representing a decrease of $588,800 or 13.5%.

North American Territory: Marketing and distribution related expenses in the North American Territory for the first nine months of 2016 were $882,300 compared to $993,500 during the corresponding period of 2015, representing a decrease of $111,200 or 11.2% mainly due to a reduction in manpower. These expenses equaled 10.6% of net sales in the North American Territory during the first nine months of the year 2016, compared to 11.3% during the corresponding period of 2015.

Foreign Territory: Marketing and distribution related expenses in the Foreign Territory for the first nine months of 2016 were $2,900,400 compared to $3,378,000 during the corresponding period of 2015, representing a decrease of $477,600 or 14.1% mainly due to exchange rate fluctuation. As a percentage of net sales in the Foreign Territory, marketing and distribution expenses decreased to 22.3% for the first nine months of 2016 as compared to 23.4% for the first nine months of 2015.

General and Administrative Expenses: Our general and administrative expenses were $3,713,600 for the first nine months of the year 2016, representing an increase of $386,600 or 11.6%, from $3,327,000 for the corresponding period in 2015.

North American Territory: Domestic general and administrative expenses in the North American Territory were $1,729,900 for the first nine months of 2016, representing an increase of $442,600, or 34. 4%, from $1,287,300 for the same period in 2015 due to increases in salaries of administrative employees, increase in legal expenses associated with raising funds and accrued compensation to Directors on account of an increase in number of meetings. As a percentage of net sales in the North American Territory, expenses increased to 20.9% during the first nine months of 2016, compared to 14.6% during the corresponding period in 2015.

Foreign Territory: General and administrative expenses related to the Foreign Territory were $1,983,700 for the first nine months of 2016, representing a decrease of $56,000 or 2.7%, as compared to $2,039,700 for the same period in 2015. As a percentage of net sales in the Foreign Territory, expenses increased to 15.3% during the first nine months of 2016, compared to 14.1% during the corresponding period in 2015.

Other Expenses

Net other expenses for the first nine months of 2016 totaled $434,900 representing an increase of $23,600 or 5.7% when compared to $411,300 for the same period in 2015. The increase was mainly due to lower other income.

Income Taxes

We had a provision of $1,600 for income taxes for the first nine months of 2016 compared to a provision of $3,800 for the corresponding period in the year 2015.

Net Loss

Our net loss for the first nine months of 2016 was $1,335,000, as compared to net loss of $750,100 for the first nine months of 2015. After providing for a positive foreign currency translation adjustment of $10,900 during the first nine months of 2016 (as compared to a negative foreign currency translation adjustment of $4,900 for the same period in 2015), comprehensive loss for the first nine months of 2016 was $1,324,100, compared to comprehensive loss of $755,000 for the same period in 2015. As stated above, the primary reason for the loss in 2016 was the drop in sales revenues during the period.

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

Effective August 20, 2014, pursuant to a notice to MBC and Releta dated August 18, 2014 (the “Third Default Notice”) which referred to MBC’s and Releta’s continued failure to meet the required fixed charge coverage ratio and the tangible net worth requirement, Lender notified MBC and Releta that it would reduce the advance rate for (i) eligible finished goods and raw material inventory and (ii) eligible work-in progress inventory by 2% each month. As noted above, the advance rates are used in the calculation of the borrowing base of each of MBC and Releta, which is used in the determination of the amount available to each of MBC and Releta pursuant to the Revolver. As noted above, under the terms of the Credit and Security Agreement, if such availability is less than $0, or if certain components of the borrowing base of each of MBC and Releta fall below certain limits in relation to outstanding revolving loans, such difference shall be immediately due and payable.

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

Effective June 20, 2016, MBC, Releta, and Lender entered into a Third Amendment (the “Third Amendment”) to the Credit and Security Agreement. The Third Amendment extended the maturity date of the Credit and Security Agreement from June 23, 2016 to July 23, 2016. The Third Amendment also reduced the Revolver from $2,500,000 to $1,250,000. Effective July 22, 2016, MBC, Releta, and Lender entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit and Security Agreement. The Fourth Amendment extended the maturity date of the Credit and Security Agreement from July 23, 2016 to September 21, 2016 and increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest). Effective September 21, 2016, MBC, Releta, and Lender entered into a Fifth Amendment to the Credit and Security Agreement which extended the maturity date of the Credit and Security Agreement from September 21, 2016 to October 21, 2016. Effective October 18, 2016, MBC, Releta, and Lender entered into a Sixth Amendment to the Credit and Security Agreement which extended the maturity date of the Credit and Security Agreement from October 21, 2016 to December 31, 2016. Lender has absolutely no commitment and has made no agreement to extend the maturity date beyond December 31, 2016. The Sixth Amendment also confirms the continuance of certain events of default under the Credit and Security Agreement.

As of September 30, 2016, pursuant to the Credit and Security Agreement, the fixed charge coverage ratio was required to be 1.15 to 1. The Company calculated that the fixed charge coverage ratio as of September 30, 2016 was -1.02 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of September 30, 2016 and the actual tangible net worth on such date was $3,317,200. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth, as required by the Credit and Security Agreement.

The Credit and Security Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Credit and Security Agreement. Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Credit and Security Agreement, certain other related documents and applicable law. An event of default shall be deemed continuing until waived in writing by Lender. Under the Credit and Security Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Credit and Security Agreement may, at Lender’s option, be declared, and immediately shall become, due and payable, without notice of any kind. Lender could declare the full amount owed under the Credit and Security Agreement due and payable at any time for any reason or no reason. Since executing the Sixth Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Credit and Security Agreement in connection with the events of default. As noted above, effective July 22, 2016, Lender increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest). The Company estimates this increase in interest rate will result in the payment by the Company to Lender of additional interest of approximately $9,000 per month. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. The Credit and Security Agreement expires on December 31, 2016. There is no guarantee that MBC and Releta will be able to obtain alternate financing on terms favorable to the Company or on any terms. If the Company is unable to obtain alternate financing, it will have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

At September 30, 2016, the Company had cash and cash equivalents of $84,700, an accumulated deficit of $18,730,600, and a working capital deficit of $12,265,800 due to losses incurred, debts payable to Lender and notes payable to related parties. In addition, the book value of the Company’s assets was lower than the book value of its liabilities at September 30, 2016.

HUK Facility. On April 18, 2013, KBEL entered into a loan agreement with HUK pursuant to which HUK agreed to provide KBEL with a secured term loan facility of £1,000,000 to be made available, subject to the fulfillment of certain conditions precedent, on October 9, 2013, to be repaid in full by October 9, 2016. KBEL availed itself of the loan on October 9, 2013. The Loan Agreement with HUK is described under the section captioned “Description Of Our Indebtedness” below. On October 9, 2016, KBEL paid the final installment and settled the loan in full.

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

Management has taken several actions to reduce the Company’s working capital needs through June 30, 2017, including reducing discretionary expenditures, reducing manpower, securing additional brewing contracts in an effort to utilize a portion of its excess production capacity and appointing Gordian Group for a potential Financial Transaction. The current revenue from operations are insufficient to meet the working capital needs of the Company over the next 12 months. The Company has requested UBHL to make a capital infusion.

If UBHL or other sources do not provide sufficient financial assistance to MBC, it will result in a material adverse effect on the Company’s financial condition and on its ability to continue to operate and we may have to raise funds by selling some of the Company’s operating assets. In addition, the Company’s lenders may seek to satisfy any outstanding obligations through recourse against the applicable pledged collateral which includes the Company’s real and personal property in the United States and the United Kingdom. The loss of any material pledged asset would have a material adverse effect on the Company’s financial condition and its ability to continue to operate.

Vijay Mallya, the Company’s Chairman and indirect majority shareholder is presently subject to certain legal proceedings in India, which may impair the Company’s ability to obtain financing from UBHL and other potential funding sources.

Cash Flow Results

Net cash provided by operating activities for the nine months ended September 30, 2016, was $1,020,200, compared $1,155,200 for the nine months ended September 30, 2015. During the first nine months ended September 30, 2016, accounts receivable decreased by $432,400 mainly due to increased collections in the Foreign Territory. Accounts payable during the first nine months ended September 30, 2016 increased by $278,800, mainly due to increase in the accounts payable in our Foreign Territory. Our inventory decreased by $67,300 during the first nine months of 2016 due to lower production in North American Territory. Accrued liabilities increased by $370,800 during the first nine months of 2016 mainly due to an increase in provisions for directors compensation.

Net cash used in investing activities totaled $205,900 for the first nine months of 2016, compared to $403,800 during the corresponding period in 2015, due to decreased purchases of beer dispensing equipment.

Net cash used in financing activities during the first nine months of 2016 totaled $854,100, compared to net cash used in financing activities during the first nine months of 2015 of $794,700, as a result of borrowing against notes payable to Catamaran in the North American Territory, decrease in use of the revolving lines of credit and repayment of debts to MB Financial and HUK.

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

Effective June 20, 2016, MBC, Releta, and Lender entered into a Third Amendment (the “Third Amendment”) to the Credit and Security Agreement. The Third Amendment extended the maturity date of the Credit and Security Agreement from June 23, 2016 to July 23, 2016. The Third Amendment also reduced the Revolver from $2,500,000 to $1,250,000. Effective July 22, 2016, MBC, Releta, and Lender entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit and Security Agreement. The Fourth Amendment extended the maturity date of the Credit and Security Agreement from July 23, 2016 to September 21, 2016 and increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest). Effective September 21, 2016, MBC, Releta, and Lender entered into a Fifth Amendment to the Credit and Security Agreement which extended the maturity date of the Credit and Security Agreement from September 21, 2016 to October 21, 2016. Effective October 18, 2016, MBC, Releta, and Lender entered into a Sixth Amendment to the Credit and Security Agreement which extended the maturity date of the Credit and Security Agreement from October 21, 2016 to December 31, 2016. Lender has absolutely no commitment and has made no agreement to extend the maturity date beyond December 31, 2016. The Sixth Amendment also confirms the continuance of certain events of default under the Credit and Security Agreement.

As of September 30, 2016, pursuant to the Credit and Security Agreement, the fixed charge coverage ratio was required to be 1.15 to 1. The Company calculated that the fixed charge coverage ratio as of September 30, 2016 was -1.02 to 1. The Company calculated that the required tangible net worth of MBC and Releta was $6,181,400 as of September 30, 2016 and the actual tangible net worth on such date was $3,317,200. The Company does not anticipate that it will regain compliance with the required fixed charge coverage ratio or the minimum tangible net worth, as required by the Credit and Security Agreement.

The Credit and Security Agreement provides that the failure of MBC and Releta to observe any covenant will constitute an event of default under the Credit and Security Agreement. Lender has not waived the events of default described in the Default Notice, the Second Default Notice or the Third Default Notice and has reserved the right to all other available rights and remedies under the Credit and Security Agreement, certain other related documents and applicable law. An event of default shall be deemed continuing until waived in writing by Lender. Under the Credit and Security Agreement, upon the occurrence of an event of default, all of MBC’s and Releta’s obligations under the Credit and Security Agreement may, at Lender’s option, be declared, and immediately shall become, due and payable, without notice of any kind. Lender could declare the full amount owed under the Credit and Security Agreement due and payable at any time for any reason or no reason. Since executing the Sixth Amendment, the Company has not received any notice or other communication from Lender that it intends to exercise any other remedies available to it under the Credit and Security Agreement in connection with the events of default. As noted above, effective July 22, 2016 Lender increased the interest rate under the Credit and Security Agreement to the Wall Street Journal prime rate plus 6% (including default interest). The Company estimates this increase in interest rate will result in the payment by the Company to Lender of additional interest of approximately $9,000 per month. The exercise of additional remedies by Lender may have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate. The Credit and Security Agreement expires on December 31, 2016. There is no guarantee that MBC and Releta will be able to obtain alternate financing on terms favorable to the Company or on any terms. If the Company is unable to obtain alternate financing, it will have a material adverse effect on the Company’s financial condition and the Company’s ability to continue to operate.

Master Line of Credit and UBA Notes

On August 31, 1999, MBC and UBA, one of our principal shareholders, entered into a Master Line of Credit Agreement, which was subsequently amended in April 2000 and February 2001 (the “Credit Agreement”). The terms of the Credit Agreement provide us with a line of credit in the principal amount of up to $1,600,000. As of the date of this filing, UBA has made thirteen separate advances to us under the Credit Agreement and one additional advance on March 2, 2005, on substantially the same terms as those under the Credit Agreement, pursuant to a series of individual eighteen-month convertible promissory notes issued by us to UBA (the “UBA Notes”). Thirteen of the UBA Notes are convertible into common stock of the Company at a rate of $1.50 per share and one UBA Note is convertible at a rate of $1.44 per share. UBA has executed an Extension of Term of Notes under Master Line of Credit Agreement and an amendment to the March 2, 2005 note (together, the “Extension Agreements”). The Extension Agreements, as amended, confirm UBA’s extension of the terms of the UBA Notes for a period ending on June 30, 2017, with automatic renewals after such maturity date for successive one year terms, provided that either MBC or UBA may elect not to extend a term upon written notice given to the other party no more than 60 days and no fewer than 30 days prior to the expiration of the applicable term.

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

The aggregate outstanding principal amount of the UBA Notes as of September 30, 2016 was $1,915,400, and the accrued but unpaid interest thereon was equal to approximately $1,836,600, for a total amount outstanding of $3,752,000.

As of September 30, 2016, the outstanding principal and interest on the UBA Notes was convertible into approximately 2,520,100 shares of our common stock. However, as the current market price of our common stock is substantially less than the conversion rate, voluntary conversion by UBA is unlikely.

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

Other Loans, Credit Facilities and Commitments

Heineken Loan

On April 18, 2013, KBEL entered into a loan agreement with Heineken UK Limited (“HUK”) pursuant to which HUK agreed to provide KBEL with a secured term loan facility of £1,000,000 (the “HUK Loan Agreement”) which was made available, upon the fulfillment of certain conditions precedent, on October 9, 2013 and to be repaid in full by October 9, 2016. Interest on the loan is payable quarterly in arrears on the outstanding balance of the loan at the rate of 5% above the Bank of England base rate. Prepayment is permitted. Upon an event of default, as defined in the HUK Loan Agreement, if HUK and KBEL fail to agree on a payment plan acceptable to HUK, HUK may, among other remedies, declare the loan immediately due and repayable or exercise its right to an exclusive license pursuant to the Sub-License Agreement as described and defined in the HUK Loan Agreement. On October 9, 2016, KBEL paid the final installment and settled the loan in full.

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

Santander Facility:

On July 20, 2016, KBEL entered into a Sales Finance Agreement with Santander, (the “Invoice Discounting Facility”) pursuant to which Santander provided KBEL with an approximately $2.8 million (£1,750,000) maximum revolving line of credit (the “Review Limit”) with advances permitted up to 85% of KBEL’s qualified accounts receivable. This facility has a minimum maturity of twelve months, but will be automatically extended unless terminated by either party upon three months’ written notice. If the Invoice Discounting Facility terminates on or before the first anniversary, KBEL must pay as breakage costs 3% of the Review Limit. The Invoice Discounting Facility carries an interest rate of 2.1% above the Santander base rate and a fixed service charge of approximately $1,300 (£1,000) per month. The Invoice Discounting Facility binds KBEL to certain financial covenants relating to accounts receivable including turnover ratios, maximum dilution, and ageing, while also requiring KBEL to maintain a minimum level of net tangible assets.

Weighted Average Interest

The weighted average interest rates paid on our US indebtedness was 6% for the first nine months of 2016 and 2015. For loans primarily associated with our Foreign Territory, the weighted average rate paid was 4% and 5% for the first nine months of 2016 and 2015 respectively.

Current Ratio

On September 30, 2016, our ratio of current assets to current liabilities was 0.30 to 1.00 and our ratio of total assets to total liabilities was 0.84 to 1.00. On September 30, 2015, our ratio of current assets to current liabilities was 0.35 to 1.0 and our ratio of total assets to total liabilities was 0.93 to 1.0.

Restricted Net Assets

The Company’s wholly-owned subsidiary, UBIUK, had undistributed losses of $129,900 as of September 30, 2016. Under KBEL’s line of credit agreement with RBS, distributions and other payments to MBC from KBEL were not permitted if retained earnings dropped below $1,301,500.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls And Procedures

Our Management team, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the last day of the quarter ended September 30, 2016. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to Management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes In Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

The discussion provided under the heading “Liquidity and Capital Resources” with respect to our default under the Credit and Security Agreement with MB Financial, as successor in interest to Cole Taylor, and the discussion under the subheading “MB Financial Facility,” under the heading “Description of Our Indebtedness,” both set forth in Item 2 of PART I of this Quarterly Report, are hereby incorporated by reference in their entirety.

Item 6. Exhibits

Exhibit Number		Description

10.1	(A)	Fifth Amendment to Credit and Security Agreement, effective as of September 21, 2016, by and among MB Financial Bank, N.A., successor in interest to Cole Taylor Bank, Mendocino Brewing Company, Inc., a California corporation, and Releta Brewing Company LLC, a Delaware limited liability company.

10.2	(B)	Sixth Amendment to Credit and Security Agreement, effective as of October 18, 2016, by and among MB Financial Bank, N.A., successor in interest to Cole Taylor Bank, Mendocino Brewing Company, Inc., a California corporation, and Releta Brewing Company LLC, a Delaware limited liability company.

31.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1		Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

32.2		Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.**

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

NOTE: Each Exhibit listed above that is annotated with one of the following letters is incorporated by reference from the following sources:

(A)	MBC’s Current Report on Form 8-K filed as of September 22, 2016.

(B)	MBC’s Current Report on Form 8-K filed as of October 24, 2016.

SignatureS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

mendocino brewing company, inc.

Dated: November 14, 2016	By:	/s/ Yashpal Singh
Yashpal Singh
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2016	By:	/s/ Mahadevan Narayanan
Mahadevan Narayanan
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

